Form 10-Q
period 2017-06-30
Altice USA, Inc.
filed 2017-08-04
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

001-38126		38-3980194
Altice USA, Inc.
Delaware
1111 Stewart Avenue
Bethpage, New York 11714
(516) 803-2300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files). Yes   ☐    No ☒
Indicate by check mark whether each Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒

Number of shares of common stock outstanding as of July 28, 2017:	737,068,966

PART I.     FINANCIAL INFORMATION
This Quarterly Report includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward‑looking statements.” These “forward‑looking statements” appear throughout this Quarterly Report and relate to matters such as anticipated future growth in revenues, operating income, cash provided by operating activities and other financial measures. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “seeks,” “potential,” “continue,” “intends,” “plans” and similar words and terms used in the discussion of future operating results, future financial performance and future events identify forward‑looking statements. All of these forward‑looking statements are based on management’s current expectations and beliefs about future events. As with any projection or forecast, they are susceptible to uncertainty and changes in circumstances.
We operate in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, technological, political and social conditions. Various factors could adversely affect our operations, business or financial results in the future and cause our actual results to differ materially from those contained in the forward‑looking statements. In addition, important factors that could cause our actual results to differ materially from those in our forward‑looking statements include:

•
competition for broadband, pay television and telephony customers from existing competitors (such as broadband communications companies, DBS providers and Internet‑based providers) and new competitors entering our footprint;

•	changes in consumer preferences, laws and regulations or technology that may cause us to change our operational strategies;

•	increased difficulty negotiating programming agreements on favorable terms, if at all, resulting in increased costs to us and/or the loss of popular programming;

•	increasing programming costs and delivery expenses related to our products and services;

•	our ability to achieve anticipated customer and revenue growth, to successfully introduce new products and services and to implement our growth strategy;

•	our ability to complete our capital investment plans on time and on budget, including our five‑year plan to build a fiber-to-the-home ("FTTH") network and deploy our new home communications hub;

•	the effects of economic conditions or other factors which may negatively affect our customers’ demand for our products and services;

•	the effects of industry conditions;

•	demand for advertising on our cable systems;

•	our substantial indebtedness and debt service obligations;

•	adverse changes in the credit market;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industries in which we operate;

•	the restrictions contained in our financing agreements;

•	our ability to generate sufficient cash flow to meet our debt service obligations;

•	fluctuations in interest rates which may cause our interest expense to vary from quarter to quarter;

•	technical failures, equipment defects, physical or electronic break‑ins to our services, computer viruses and similar problems;

•
the disruption or failure of our network, information systems or technologies as a result of computer hacking, computer viruses, “cyber‑attacks,” misappropriation of data, outages, natural disasters and other material events;

•	our ability to obtain necessary hardware, software, communications equipment and services and other items from our vendors at reasonable costs;

•	our ability to effectively integrate acquisitions and to maximize expected operating efficiencies from our acquisitions or as a result of the transactions, if any;

•	significant unanticipated increases in the use of bandwidth‑intensive Internet‑based services;

•	the outcome of litigation and other proceedings; and

•
other risks and uncertainties inherent in our cable and other broadband communications businesses and our other businesses, including those listed under the caption “Risk Factors” in the Company's final prospectus dated June 21, 2017 and filed with the Securities and Exchange Commission ("SEC") in accordance with Rule 424(b) of the Securities Act of 1933, as amended (the "Securities Act") on June 23, 2017 (the "Prospectus").

These factors are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of our forward‑looking statements. Other unknown or unpredictable factors could cause our actual results to differ materially from those expressed in any of our forward‑looking statements.
Given these uncertainties, you are cautioned not to place undue reliance on such forward‑looking statements. The forward‑looking statements are made only as of the date of this Quarterly Report. Except to the extent required by law, we do not undertake, and specifically decline any obligation, to update any forward‑looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
You should read this Quarterly Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. We qualify all forward‑looking statements by these cautionary statements.
Certain numerical figures included in this quarterly report have been subject to rounding adjustments. Accordingly, such numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

Item 1. Financial Statements

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)

ASSETS

	June 30, 2017	December 31, 2016
	(Unaudited)

Current Assets:
Cash and cash equivalents	$274,941	$486,792
Restricted cash	350,372	16,301
Accounts receivable, trade (less allowance for doubtful accounts of $13,601 and $11,677)	328,840	349,626
Prepaid expenses and other current assets	93,312	88,151
Amounts due from affiliates	40,106	22,182
Investment securities pledged as collateral	—	741,515
Derivative contracts	81,506	352
Total current assets	1,169,077	1,704,919
Property, plant and equipment, net of accumulated depreciation of $1,794,110 and $1,039,297	6,228,668	6,597,635
Investment in affiliates	2,019	5,606
Investment securities pledged as collateral	1,671,818	741,515
Derivative contracts	9,868	10,604
Other assets (including prepayments to an affiliate of $19,780 in 2017) (See Note 14)	69,357	48,545
Amortizable customer relationships, net of accumulated amortization of $1,002,685 and $580,276	4,968,199	5,345,608
Amortizable trade names, net of accumulated amortization of $213,635 and $83,397	853,148	983,386
Other amortizable intangibles, net of accumulated amortization of $5,684 and $3,093	30,618	23,650
Indefinite-lived cable television franchises	13,020,081	13,020,081
Goodwill	7,993,469	7,992,700
Total Assets	$36,016,322	$36,474,249
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2017	December 31, 2016
	(Unaudited)
Current Liabilities:
Accounts payable	$684,577	$697,310
Accrued liabilities:
Interest	426,936	576,778
Employee related costs	125,248	232,864
Other accrued expenses	355,457	360,677
Amounts due to affiliates	21,752	127,363
Deferred revenue	103,428	94,816
Liabilities under derivative contracts	81,506	13,158
Collateralized indebtedness	—	622,332
Credit facility debt	42,650	33,150
Senior notes and debentures	1,781,549	926,045
Capital lease obligations	12,035	15,013
Notes payable	14,895	5,427
Total current liabilities	3,650,033	3,704,933
Defined benefit plan obligations	93,921	84,106
Notes payable to affiliates and related parties	—	1,750,000
Other liabilities	157,651	113,485
Deferred tax liability	7,342,729	7,966,815
Liabilities under derivative contracts	155,107	78,823
Collateralized indebtedness	1,308,388	663,737
Credit facility debt	4,820,039	3,411,640
Senior notes and debentures	14,779,436	16,581,280
Capital lease obligations	7,655	13,142
Notes payable	72,736	8,299
Total liabilities	32,387,695	34,376,260
Commitments and contingencies
Redeemable equity	365,071	68,147
Stockholders' Equity:
Preferred Stock, $.01 par value, 100,000,000 shares authorized, no shares issued and outstanding at June 30, 2017	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 246,982,292 issued and outstanding at June 30, 2017	2,470	—
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued and outstanding at June 30, 2017	4,901	—
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding at June 30, 2017	—	—
Common Stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding at December 31, 2016	—	—
Paid-in capital	4,476,928	3,003,554
Accumulated deficit	(1,219,327)	(975,978)
	3,264,972	2,027,576
Accumulated other comprehensive income (loss)	(2,305)	1,979
Total stockholders' equity	3,262,667	2,029,555
Noncontrolling interest	889	287
Total stockholders' equity	3,263,556	2,029,842
	$36,016,322	$36,474,249
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue (including revenue from affiliates of $253 and $394 in 2017) (See Note 14)	$2,328,341	$823,501	$4,634,017	$1,451,090
Operating expenses:
Programming and other direct costs (including charges from affiliates of $1,095 and $1,830 in 2017) (See Note 14)	758,694	249,823	1,517,046	439,418
Other operating expenses (including charges from affiliates of $38,728 and $46,761 in 2017 and $2,500 and $5,000 in 2016) (See Note 14)	593,690	214,474	1,207,127	389,739
Restructuring and other expense	12,388	99,701	89,317	107,270
Depreciation and amortization (including impairments)	706,787	214,100	1,315,511	415,000
	2,071,559	778,098	4,129,001	1,351,427
Operating income	256,782	45,403	505,016	99,663
Other income (expense):
Interest expense (including interest expense to affiliates and related parties of $42,817 and $90,405 in 2017 and $5,305 in 2016) (See Note 14)	(420,372)	(293,795)	(853,666)	(569,624)
Interest income	180	5,968	412	12,383
Gain on investments, net	57,130	58,634	188,788	58,634
Loss on equity derivative contracts, net	(66,463)	(27,345)	(137,507)	(27,345)
Gain on interest rate swap contracts	9,146	40,241	11,488	40,241
Loss on extinguishment of debt and write-off of deferred financing costs (including $513,723 related to affiliates and related parties) (See Note 14)	(561,382)	(19,948)	(561,382)	(19,948)
Other income, net	1,121	6	897	17
	(980,640)	(236,239)	(1,350,970)	(505,642)
Loss before income taxes	(723,858)	(190,836)	(845,954)	(405,979)
Income tax benefit (expense)	249,068	(91,293)	294,976	(16,898)
Net loss	(474,790)	(282,129)	(550,978)	(422,877)
Net loss (income) attributable to noncontrolling interests	(365)	364	(602)	364
Net loss attributable to Altice USA, Inc. stockholders	$(475,155)	$(281,765)	$(551,580)	$(422,513)
Basic and diluted net loss per share	$(0.72)	$(0.43)	$(0.84)	$(0.65)
Basic and diluted weighted average common shares (in thousands)	659,145	649,525	654,362	649,525

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(474,790)	$(282,129)	$(550,978)	$(422,877)
Other comprehensive income (loss):
Defined benefit pension plans:
Unrecognized actuarial loss	(4,333)	(982)	(4,333)	(982)
Applicable income taxes	1,733	393	1,733	393
Unrecognized loss arising during period, net of income taxes	(2,600)	(589)	(2,600)	(589)
Curtailment loss, net of settlement loss of $389 included in net periodic benefit cost	(2,806)	—	(2,806)	—
Applicable income taxes	1,122	—	1,122	—
Curtailment loss, net of settlement loss included in net periodic benefit cost, net of income taxes	(1,684)	—	(1,684)	—
Other comprehensive loss	(4,284)	(589)	(4,284)	(589)
Comprehensive loss	(479,074)	(282,718)	(555,262)	(423,466)
Comprehensive loss (income) attributable to noncontrolling interests	(365)	364	(602)	364
Comprehensive loss attributable to Altice USA, Inc. stockholders	$(479,439)	$(282,354)	$(555,864)	$(423,102)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity

Balance at January 1, 2017	$—	$—	$3,003,554	$(975,978)	$1,979	$2,029,555	$287	$2,029,842
Net loss attributable to stockholders	—	—	—	(551,580)	—	(551,580)	—	(551,580)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	602	602
Pension liability adjustments, net of income taxes	—	—	—	—	(4,284)	(4,284)	—	(4,284)
Share-based compensation expense	—	—	25,927	—	—	25,927	—	25,927
Change in fair value of redeemable equity	—	—	(296,924)	—	—	(296,924)	—	(296,924)
Contributions from stockholders	—	—	1,135	—	—	1,135	—	1,135
Cash distributions to stockholders	—	—	(839,700)	—	—	(839,700)	—	(839,700)
Transfer of goodwill	—	—	(23,101)	—	—	(23,101)	—	(23,101)
Recognition of previously unrealized excess tax benefits related to share-based awards in connection with the adoption ASU 2016-09	—	—	—	308,231	—	308,231	—	308,231
Issuance of common stock pursuant to organizational transactions prior to IPO	2,349	4,901	2,257,002	—	—	2,264,252	—	2,264,252
Issuance of common stock pursuant to IPO	121	—	349,035	—	—	349,156	—	349,156
Balance at June 30, 2017	$2,470	$4,901	$4,476,928	$(1,219,327)	$(2,305)	$3,262,667	$889	$3,263,556

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(550,978)	$(422,877)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,315,511	415,000
Equity in net loss of affiliates	4,122	—
Gain on investments, net	(188,788)	(58,634)
Loss on equity derivative contracts, net	137,507	27,345
Loss on extinguishment of debt and write-off of deferred financing costs	561,382	19,948
Amortization of deferred financing costs and discounts (premiums) on indebtedness	7,214	20,535
Settlement loss related to pension plan	389	—
Share-based compensation expense	25,927	—
Deferred income taxes	(308,390)	14,069
Excess tax benefit on share-based awards	—	82
Provision for doubtful accounts	32,918	13,338
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(8,006)	(31,330)
Other receivables	7,952	3,939
Prepaid expenses and other assets	(21,579)	(65,512)
Amounts due from and due to affiliates	(114,384)	3,700
Accounts payable	67,341	(8,599)
Accrued liabilities	(269,312)	278,782
Deferred revenue	10,614	3,473
Liabilities related to interest rate swap contracts	(8,500)	(40,241)
Net cash provided by operating activities	700,940	173,018
Cash flows from investing activities:
Payment for acquisition, net of cash acquired	(43,608)	(8,988,774)
Capital expenditures	(459,662)	(129,570)
Proceeds related to sale of equipment, including costs of disposal	1,536	970
Increase in other investments	(3,550)	—
Additions to other intangible assets	(744)	—
Net cash used in investing activities	(506,028)	(9,117,374)

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from financing activities:
Proceeds from credit facility debt	4,977,425	1,820,256
Repayment of credit facility debt	(3,573,750)	(3,995,927)
Proceeds from notes payable to affiliates and related parties	—	1,750,000
Proceeds from collateralized indebtedness	490,816	—
Repayment of collateralized indebtedness and related derivative contracts	(483,081)	—
Distributions to shareholders	(839,700)	—
Redemption of senior notes, including premiums and fees	(979,280)	—
Excess tax benefit on share-based awards	—	(82)
Principal payments on capital lease obligations	(8,061)	(5,849)
Additions to deferred financing costs	(7,352)	(12,396)
Proceeds from IPO, net of fees	349,156	—
Contributions from shareholders	1,135	1,200,973
Net cash provided by (used in) financing activities	(72,692)	756,975
Net increase (decrease) in cash and cash equivalents	122,220	(8,187,381)
Cash, cash equivalents and restricted cash at beginning of year	503,093	8,784,935
Cash, cash equivalents and restricted cash at end of period	$625,313	$597,554

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 1.    DESCRIPTION OF BUSINESS AND RELATED MATTERS
The Company and Related Matters
Altice USA, Inc. ("Altice USA" or the "Company") was incorporated in Delaware on September 14, 2015. As of June 30, 2017, Altice USA is majority‑owned by Altice N.V., a public company with limited liability (naamloze vennootshcap) under Dutch law ("Altice N.V.").
Altice N.V., though a subsidiary, acquired Cequel Corporation ("Cequel" or "Suddenlink") on December 21, 2015 and Cequel was contributed to Altice USA on June 9, 2016. Altice USA had no operations of its own other than the issuance of debt prior to the contribution of Cequel on June 9, 2016 by Altice N.V. The results of operations of Cequel for the three and six months ended June 30, 2016 have been included in the results of operations of Altice USA for the same period, as Cequel was under common control with Altice USA. Altice USA acquired Cablevision Systems Corporation ("Cablevision" or "Optimum") on June 21, 2016 (see discussion below) and the results of operations of Cablevision are included with the results of operations of Cequel for the three and six months ended June 30, 2017. The three and six months ended June 30, 2016 operating results include the operating results of Cablevision from the date of acquisition, June 21, 2016 through June 30, 2016.
The Company classifies its operations into two reportable segments: Cablevision, which operates in the New York metropolitan area, and Cequel, which principally operates in markets in the south‑central United States.
Initial Public Offering
In June 2017, the Company completed its initial public offering ("IPO") of 71,724,139 shares of its Class A common stock (12,068,966 shares sold by the Company and 59,655,173 shares sold by existing shareholders) at a price to the public of $30.00 per share, including the underwriters full exercise of their option to purchase 7,781,110 shares to cover overallotments. Altice N.V. owns approximately 70.2% of the Company's issued and outstanding common stock, which represents approximately 98.2% of the voting power of the Company's outstanding common stock. The Company’s Class A common stock began trading on June 22, 2017, on the New York Stock Exchange under the symbol "ATUS".
In connection with the sale of its Class A common stock, the Company received proceeds of approximately $362,069, before deducting underwriting discount and expenses directly related to the issuance of the securities of $12,913. The Company did not receive any proceeds from the sale of shares by the selling stockholders. In July 2017, the Company used approximately $350,120 of the proceeds to fund the redemption of $315,779 principal amount of 10.875% senior notes that mature in 2025 issued by CSC Holdings, an indirect wholly-owned subsidiary of the Company, and the related call premium of approximately $34,341. Such cash has been classified as restricted cash on the Company's balance sheet as of June 30, 2017.
The following organizational transactions were consummated prior to the IPO:

•	the Company amended and restated its certificate of incorporation to, among other things, provide for Class A common stock, Class B common stock and Class C common stock;

•
BC Partners LLP ("BCP") and Canada Pension Plan Investment Board (‘‘CPPIB and together with BCP, the‘‘Co-Investors’’) and Uppernext S.C.S.p. ("Uppernext"), an entity controlled by Mr. Patrick Drahi (founder and controlling stockholder of Altice N.V.), exchanged their indirect ownership interest in the Company for shares of the Company’s common stock;

•	Neptune Management LP (‘‘Management LP’’) redeemed its Class B units for shares of the Company’s common stock that it received from the redemption of its Class B units in Neptune Holding US LP;

•
the Company converted $525,000 aggregate principal amount of notes issued by the Company to the Co-Investors (together with accrued and unpaid interest and applicable premium) into shares of the Company’s common stock at the IPO price (see Note 9 for further details);

•
$1,225,000 aggregate principal amount of notes issued by the Company to a subsidiary of Altice N.V. (together with accrued and unpaid interest and applicable premium) was transferred to CVC 3 B.V., an indirect subsidiary of Altice N.V. ("CVC 3") and then the Company converted such notes into shares of the Company’s common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

stock at the IPO price (see Note 9 for further details);

•
the Co-Investors, Neptune Holding US LP, A4 S.A. (an entity controlled by the family of Mr. Drahi), and former Class B unitholders of Management LP (including Uppernext) exchanged shares of the Company’s common stock for new shares of the Company’s Class A common stock; and

•	CVC 3 and A4 S.A. exchanged shares of the Company’s common stock for new shares of the Company’s Class B common stock.
Acquisition of Cablevision Systems Corporation
On June 21, 2016 (the "Cablevision Acquisition Date"), pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), dated as of September 16, 2015, by and among Cablevision, Altice N.V., Neptune Merger Sub Corp., a wholly-owned subsidiary of Altice N.V. ("Merger Sub"), Merger Sub merged with and into Cablevision, with Cablevision surviving the merger (the "Cablevision Acquisition").
In connection with the Cablevision Acquisition, each outstanding share of the Cablevision NY Group Class A common stock, par value $0.01 per share, and Cablevision NY Group Class B common stock, par value $0.01 per share, and together with the Cablevision NY Group Class A common stock, the "Shares" other than Shares owned by Cablevision, Altice N.V. or any of their respective wholly-owned subsidiaries, in each case not held on behalf of third parties in a fiduciary capacity, received $34.90 in cash without interest, less applicable tax withholdings (the "Cablevision Acquisition Consideration").
Pursuant to an agreement, dated December 21, 2015, by and among CVC 2 B.V., CIE Management IX Limited, for and on behalf of the limited partnerships BC European Capital IX-1 through 11 and Canada Pension Plan Investment Board, certain affiliates of BCP and CPPIB (the "Co-Investors") funded approximately $1,000,000 toward the payment of the aggregate Per Share Cablevision Acquisition Consideration, and indirectly acquired approximately 30% of the Shares of Cablevision.
Also in connection with the Cablevision Acquisition, outstanding equity-based awards granted under Cablevision’s equity plans were cancelled and converted into cash based upon the $34.90 per Share Cablevision Acquisition price in accordance with the original terms of the awards. The total consideration for the outstanding CNYG Class A Shares, the outstanding CNYG Class B Shares, and the equity-based awards amounted to $9,958,323.
In connection with the Cablevision Acquisition, in October 2015, Neptune Finco Corp. ("Finco"), an indirect wholly-owned subsidiary of Altice N.V. formed to complete the financing described herein and the merger with CSC Holdings, LLC ("CSC Holdings"), a wholly-owned subsidiary of Cablevision, borrowed an aggregate principal amount of $3,800,000 under a term loan facility (the "Term Credit Facility") and entered into revolving loan commitments in an aggregate principal amount of $2,000,000 (the "Revolving Credit Facility" and, together with the Term Credit Facility, the "Credit Facilities").
Finco also issued $1,800,000 aggregate principal amount of 10.125% senior notes due 2023 (the "2023 Notes"), $2,000,000 aggregate principal amount of 10.875% senior notes due 2025 (the "2025 Notes"), and $1,000,000 aggregate principal amount of 6.625% senior guaranteed notes due 2025 (the "2025 Guaranteed Notes") (collectively the "Cablevision Acquisition Notes").
On June 21, 2016, immediately following the Cablevision Acquisition, Finco merged with and into CSC Holdings, with CSC Holdings surviving the merger (the "CSC Holdings Merger"), and the Cablevision Acquisition Notes and the Credit Facilities became obligations of CSC Holdings.
On June 21, 2016, in connection with the Cablevision Acquisition, the Company issued notes payable to affiliates and related parties aggregating $1,750,000, of which $875,000 bear interest at 10.75% and $875,000 bear interest at 11%.
The Cablevision Acquisition was accounted for as a business combination in accordance with ASC Topic 805. Accordingly, the Company stepped up 100% of the assets and liabilities assumed to their fair value at the Cablevision Acquisition Date. See Note 3 for further details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Acquisition of Cequel Corporation
On December 21, 2015, Altice N.V., though a subsidiary, acquired approximately 70% of the total outstanding equity interests in Cequel (the "Cequel Acquisition") from the direct and indirect stockholders of Cequel Corporation (the "Sellers"). The consideration for the acquired equity interests was based on a total equity valuation for 100% of the capital and voting rights of Cequel was $3,973,528 which includes $2,797,928 of cash consideration, $675,600 of retained equity held by entities affiliated with BC Partners and CPPIB and $500,000 funded by the issuance by an affiliate of Altice N.V. of a senior vendor note that was subscribed by entities affiliated with BC Partners and CPPIB. Following the closing of the Cequel Acquisition, entities affiliated with BC Partners and CPPIB retained 30% equity interest in a parent entity of the Company. In addition, the carried interest plans of the stockholders were cashed out whereby payments were made to participants in such carried interest plans, including certain officers and directors of Cequel.
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these financial statements do not include all the information and notes required for complete annual financial statements.
The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company's final prospectus dated June 21, 2017 and filed with the Securities and Exchange Commission ("SEC") in accordance with Rule 424(b) of the Securities Act of 1933, as amended (the "Securities Act") on June 23, 2017 (the "Prospectus").
The financial statements presented in this report are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.
The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2017.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.
Recently Adopted Accounting Pronouncement
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which provides simplification of income tax accounting for share-based payment awards. The new guidance became effective for the Company on January 1, 2017. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value will be applied using the modified retrospective transition method. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term were applied prospectively. The Company elected to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using the prospective transition method. In connection with the adoption on January 1, 2017, a deferred tax asset of approximately $308,231 for previously unrealized excess tax benefits was recognized with the offset recorded to accumulated deficit.
Recently Issued But Not Yet Adopted Accounting Pronouncements
In May 2017, the FASB issued ASU No. 2017‑09, Compensation- Stock Compensation (Topic 718). ASU No. 2017‑09 provides clarity and guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017‑09 becomes effective for us on January 1, 2018 with early adoption permitted and will be applied prospectively.
In March 2017, the FASB issued ASU No. 2017‑07 Compensation-Retirement Benefits (Topic 715). ASU No. 2017‑07 requires that an employer disaggregate the service cost component from the other components of net benefit cost. It also provides guidance on how to present the service cost component and the other components of net benefit cost in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

income statement and what component of net benefit cost is eligible for capitalization. ASU No. 2017‑07 becomes effective for the Company on January 1, 2018 with early adoption permitted and will be applied retrospectively. The Company has not yet completed the evaluation of the effect that ASU No. 2017‑07 will have on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017‑04, Intangibles-Goodwill and Other (Topic 350). ASU No. 2017‑04 simplifies the subsequent measurement of goodwill by removing the second step of the two‑step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017‑04 becomes effective for us on January 1, 2020 with early adoption permitted and will be applied prospectively.
In January 2017, the FASB issued ASU No. 2017‑01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which amends Topic 805 to interpret the definition of a business by adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance becomes effective for us on January 1, 2019 with early adoption permitted and will be applied prospectively.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU No. 2016-15 also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The new guidance becomes effective for the Company on January 1, 2018 with early adoption permitted and will be applied retrospectively. The Company has not yet completed the evaluation of the effect that ASU No. 2016-15 will have on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance becomes effective for the Company on January 1, 2019 with early adoption permitted and will be applied using the modified retrospective method. The Company has not yet completed the evaluation of the effect that ASU No. 2016-02 will have on its consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU No. 2016-01 modifies how entities measure certain equity investments and also modifies the recognition of changes in the fair value of financial liabilities measured under the fair value option. Entities will be required to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. For financial liabilities measured using the fair value option, entities will be required to record changes in fair value caused by a change in instrument-specific credit risk (own credit risk) separately in other comprehensive income. ASU No. 2016-01 becomes effective for us on January 1, 2018.  We have not yet completed the evaluation of the effect that ASU No. 2016-01 will have on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective and allows the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14 that approved deferring the effective date by one year so that ASU No. 2014-09 would become effective for the Company on January 1, 2018. The FASB also approved, in July 2015, permitting the early adoption of ASU No. 2014-09, but not before the original effective date for the Company of January 1, 2017.
In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, in order to clarify the Codification and to correct any unintended application of the guidance. These items are not expected to have a significant effect on the current accounting standard. The amendments in this update affect the guidance in ASU No. 2014-09, which is not yet effective. ASU No. 2014-09 will be effective, reflecting the one-year deferral, for interim and annual periods beginning after December 15, 2017 (January 1, 2018 for the Company).  Early adoption of the standard is permitted but not before the original effective date. Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact that the adoption of ASU No. 2014-09 will have on its consolidated financial statements and selecting the method of transition to the new standard. The Company currently expects the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

adoption to impact the timing of the recognition of residential installation revenue and the recognition of commission expenses.
Reclassifications
Certain reclassifications have been made to the 2016 financial statements to conform to the 2017 presentation.
NOTE 3.    BUSINESS COMBINATIONS
Cablevision Acquisition
As discussed in Note 1, the Company completed the Cablevision Acquisition on June 21, 2016. The acquisition was accounted for as a business combination in accordance with ASC Topic 805. Accordingly, the Company recorded the fair value of the assets and liabilities assumed at the date of acquisition.
The following table provides the allocation of the total purchase price of $9,958,323 to the identifiable tangible and intangible assets and liabilities of Cablevision based on their respective fair values. The remaining useful lives represent the period over which acquired tangible and intangible assets with a finite life are being depreciated or amortized.

	Fair Values	Estimated Useful Lives

Current assets	$1,923,071
Accounts receivable	271,305
Property, plant and equipment	4,864,621	2-18 years
Goodwill	5,842,172
Indefinite-lived cable television franchises	8,113,575	Indefinite-lived
Customer relationships	4,850,000	8 to 18 years
Trade names (a)	1,010,000	12 years
Amortizable intangible assets	23,296	1-15 years
Other non-current assets	748,998
Current liabilities	(2,311,201)
Long-term debt	(8,355,386)
Deferred income taxes.	(6,832,773)
Other non-current liabilities	(189,355)
Total	$9,958,323

(a)	See Note 8 for additional information regarding a change in the remaining estimated useful lives of the Company's trade names.
The fair value of customer relationships and cable television franchises were valued using derivations of the "income" approach. The future expected earnings from these assets were discounted to their present value equivalent.
Trade names were valued using the relief from royalty method, which is based on the present value of the royalty payments avoided as a result of the company owning the intangible asset.
The basis for the valuation methods was the Company’s projections. These projections were based on management’s assumptions including among others, penetration rates for video, high speed data, and voice; revenue growth rates; operating margins; and capital expenditures. The assumptions are derived based on the Company’s and its peers’ historical operating performance adjusted for current and expected competitive and economic factors surrounding the cable industry. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible asset. The value is highly dependent on the achievement of the future financial results contemplated in the projections. The estimates and assumptions made in the valuation are inherently subject to significant uncertainties, many of which are beyond the Company's control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would have significantly affected the value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures and the discount rate utilized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

In establishing fair value for the vast majority of the acquired property, plant and equipment, the cost approach was utilized. The cost approach considers the amount required to replace an asset by constructing or purchasing a new asset with similar utility, then adjusts the value in consideration of physical depreciation, and functional and economic obsolescence as of the appraisal date. The cost approach relies on management’s assumptions regarding current material and labor costs required to rebuild and repurchase significant components of our property, plant and equipment along with assumptions regarding the age and estimated useful lives of our property, plant and equipment.
The estimates of expected useful lives take into consideration the effects of contractual relationships, customer attrition, eventual development of new technologies and market competition.
Long-term debt assumed was valued using quoted market prices (Level 2). The carrying value of most other assets and liabilities approximated fair value as of the acquisition date.
As a result of applying business combination accounting, the Company recorded goodwill, which represented the excess of organization value over amounts assigned to the other identifiable tangible and intangible assets arising from expectations of future operational performance and cash generation.
The following table presents the unaudited pro forma revenue and net loss for the three and six months ended June 30, 2016 as if the Cablevision Acquisition had occurred on January 1, 2016:

	Three Months Ended	Six Months Ended
	June 30, 2016
Revenue	$2,315,216	$4,588,695
Net loss	$(166,360)	$(356,501)
The pro forma results presented above include the impact of additional amortization expense related to the identifiable intangible assets recorded in connection with the Cablevision Acquisition, additional depreciation expense related to the fair value adjustment to property, plant and equipment and the incremental interest resulting from the issuance of debt to fund the acquisitions, net of the reversal of interest and amortization of deferred financing costs related to credit facilities that were repaid on the date of the Cablevision Acquisition and the accretion/amortization of fair value adjustments associated with the long-term debt acquired.
Acquisition
In connection with the acquisition of an entity in the first quarter of 2017, the Company recorded amortizable intangibles of $45,000 relating to customer relationships and $9,400 relating to other amortizable intangibles. The Company recorded goodwill of $20,657, which represents the excess of the purchase price of approximately $75,000 over the net book value of assets acquired. These values are based on preliminary fair value information currently available, which is subject to change within the measurement period (up to one year from the acquisition date). The acquired entity is included in the Cablevision segment.
NOTE 4.    NET LOSS PER SHARE ATTRIBUTABLE TO STOCKHOLDERS
Basic and diluted net loss per common share attributable to Altice USA stockholders is computed by dividing net loss attributable to Altice USA stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share attributable to Altice USA stockholders excludes the effects of common stock equivalents as they are anti-dilutive. The basic weighted average number of shares used to compute basic and diluted net loss per share of 659,145,164 and 654,361,628 for the three and six months ended June 30, 2017, respectively, and 649,524,942 for the three and six months ended June 30, 2016 reflect the retroactive impact of the organizational transactions, discussed in Note 1, that occurred prior to the Company's IPO and the shares of common stock issued pursuant to the Company's IPO.
NOTE 5.    GROSS VERSUS NET REVENUE RECOGNITION
In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  The Company's policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

to the governmental authorities are recorded as programming and other direct costs and amounts received from the customer are recorded as revenue.  For the three and six months ended June 30, 2017, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $64,804 and $129,791, respectively. For the three and six months ended June 30, 2016, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $17,809 and $29,897, respectively.
NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
The Company considers the balance of its investment in funds that substantially hold securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents.  The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or are at fair value.
The Company's non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2017	2016
Non-Cash Investing and Financing Activities:
Continuing Operations:
Conversion of notes payable to affiliates and related parties of $1,750,000 (together with accrued and unpaid interest and applicable premium) to common stock (See Note 9)	$2,264,252	$—
Property and equipment accrued but unpaid	87,003	115,151
Supplemental Data:
Cash interest paid	1,000,276	280,687
Income taxes paid, net	19,442	5,218

NOTE 7.    RESTRUCTURING COSTS AND OTHER EXPENSE
Restructuring
Beginning in the first quarter of 2016, the Company commenced its restructuring initiatives (the "2016 Restructuring Plan") that are intended to simplify the Company's organizational structure.

The following table summarizes the activity for the 2016 Restructuring Plan during 2017:
	Severance and Other Employee Related Costs	Facility Realignment and Other Costs	Total
Accrual balance at December 31, 2016	$102,119	$8,397	$110,516
Restructuring charges (credits)	89,040	(43)	88,997
Payments and other	(62,896)	(2,379)	(65,275)
Accrual balance at June 30, 2017	$128,263	$5,975	$134,238
The Company recorded restructuring charges of $89,722 and $97,162 for the three and six months ended June 30, 2016, respectively, relating to the 2016 Restructuring Plan.
Cumulative costs to date relating to the 2016 Restructuring Plan amounted to $268,755 and $46,818 for our Cablevision segment and Cequel segments, respectively.
Transaction Costs
For the three and six months ended June 30, 2017, the Company incurred transaction costs of $142 and $320 related to the acquisition of a business during the first quarter of 2017. For the three and six months ended June 30, 2016, the Company incurred transaction costs of $9,979 and $10,108, respectively, related to the acquisitions of Cablevision and Suddenlink.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 8.    INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired intangible assets as of June 30, 2017:

	Amortizable Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

Customer relationships	$5,970,884	(1,002,685)	$4,968,199	8 to 18 years
Trade names (a)	1,066,783	(213,635)	853,148	2 to 4 years
Other amortizable intangibles	36,302	(5,684)	30,618	1 to 15 years
	$7,073,969	$(1,222,004)	$5,851,965

(a)
On May 23, 2017, Altice N.V. announced the adoption of a global brand which will replace the Company's brands in the future, reducing the remaining useful lives of these trade name intangibles. The Company has estimated the remaining useful lives to be 3 years from the date of the adoption, which reflects one year as an in-use asset and two years as a defensive asset. Amortization expense is calculated on an accelerated basis based on the Company's estimate of the intangible asset during the in-use period. The remaining estimated value of the defensive asset once it is no longer in use will be amortized over the defensive period. Estimated amortization expense related to the Optimum and Lightpath trade names are approximately $545,805 for 2017 (of which $122,818 has been expensed through June 30, 2017), $355,006 for 2018, $46,627 for 2019 and $18,140 through May 2020.

Amortization expense for the three and six months ended June 30, 2017 aggregated $317,219, and $555,238, respectively, and for the three and six months ended June 30, 2016 aggregated $32,389 and $144,324, respectively.
The following table summarizes information relating to the Company's acquired indefinite-lived intangible assets as of June 30, 2017:

	Cablevision	Cequel	Total
Cable television franchises	$8,113,575	$4,906,506	$13,020,081
Goodwill	5,839,728	2,153,741	7,993,469
Total	$13,953,303	$7,060,247	$21,013,550
The carrying amount of goodwill is presented below:

Gross goodwill as of January 1, 2017	$7,992,700
Goodwill recorded in connection with acquisition in first quarter 2017 (Cablevision Segment)	20,657
Adjustments to purchase accounting relating to Cablevision Acquisition	3,213
Transfer of Cablevision goodwill related to Altice Technical Services US Corp. (See Note 14 for further details)	(23,101)
Net goodwill as of June 30, 2017	$7,993,469
NOTE 9.    DEBT
CSC Holdings Credit Facilities
In connection with the Cablevision Acquisition, in October 2015, Finco, a wholly-owned subsidiary of the Company, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 (the “CVC Term Loan Facility”, and the term loans extended under the CVC Term Loan Facility, the “CVC Term Loans”) and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,300,000 (the “CVC Revolving Credit Facility” and, together with the Term Loan Facility, the “CVC Credit Facilities”), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016 and March 15, 2017, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the “Credit Facilities Agreement”).
The amendment to the CVC Credit Facilities Agreement entered into on March 15, 2017 (“Extension Amendment”) increased the Term Loan by $500,000 to $3,000,000 and the maturity date for this facility was extended to July 17, 2025. The closing of the Extension Amendment occurred in April 2017 and the proceeds were used to refinance the entire $2,493,750 principal amount of existing Term Loans and redeem $500,000 of the 8.625% Senior Notes due September 2017 issued by Cablevision. In connection with the Extension Amendment and the redemption of the senior notes, the Company recorded a loss on extinguishment of debt and write-off of deferred financings costs aggregating $18,976.
During the six months ended June 30, 2017, CSC Holdings borrowed $725,000 under its revolving credit facility ($500,000 was used to make cash distributions to its shareholders) and made repayments aggregating $250,000 with cash on hand. In July 2017, CSC Holdings borrowed $125,000 under its revolving credit facility.
Under the Extension Amendment, the Company is required to make scheduled quarterly payments equal to 0.25% (or $7,500 of the principal amount of the Term Loan, with the remaining balance scheduled to be paid on July 17, 2025, beginning with the fiscal quarter ending September 30, 2017.
The CVC Credit Facilities permit CSC Holdings to request revolving loans, swing line loans or letters of credit from the revolving lenders, swingline lenders or issuing banks, as applicable, thereunder, from time to time prior to November 30, 2021, unless the commitments under the CVC Revolving Credit Facility have been previously terminated.
Loans comprising each eurodollar borrowing or alternate base rate borrowing, as applicable, bear interest at a rate per annum equal to the adjusted LIBO rate or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is:

•	in respect of the CVC Term Loans, (i) with respect to any alternate base rate loan, 1.25% per annum and (ii) with respect to any eurodollar loan, 2.25% per annum, and

•	in respect of the CVC Revolving Credit Facility loans (i) with respect to any alternate base rate loan, 2.25% per annum and (ii) with respect to any eurodollar loan, 3.25% per annum.
The CVC Credit Facilities Agreement requires CSC Holdings to prepay outstanding CVC Term Loans, subject to certain exceptions and deductions, with (i) 100% of the net cash proceeds of certain asset sales, subject to reinvestment rights and certain other exceptions; and (ii) commencing with the fiscal year ending December 31, 2017, a pari ratable share (based on the outstanding principal amount of the Term Loans divided by the sum of the outstanding principal amount of all pari passu indebtedness and the Term Loans) of 50% of annual excess cash flow, which will be reduced to 0% if the consolidated net senior secured leverage ratio of CSC Holdings is less than or equal to 4.5 to 1.
The obligations under the CVC Credit Facilities are guaranteed by each restricted subsidiary of CSC Holdings (other than CSC TKR, LLC and its subsidiaries and certain excluded subsidiaries) (the “Initial Guarantors”) and, subject to certain limitations, will be guaranteed by each future material wholly-owned restricted subsidiary of CSC Holdings.  The obligations under the CVC Credit Facilities (including any guarantees thereof) are secured on a first priority basis, subject to any liens permitted by the Credit Facilities, by capital stock held by CSC Holdings or any guarantor in certain subsidiaries of CSC Holdings, subject to certain exclusions and limitations.
The CVC Credit Facilities Agreement includes certain negative covenants which, among other things and subject to certain significant exceptions and qualifications, limit CSC Holdings' ability and the ability of its restricted subsidiaries to: (i) incur or guarantee additional indebtedness, (ii) make investments, (iii) create liens, (iv) sell assets and subsidiary stock, (v) pay dividends or make other distributions or repurchase or redeem our capital stock or subordinated debt, (vi) engage in certain transactions with affiliates, (vii) enter into agreements that restrict the payment of dividends by subsidiaries or the repayment of intercompany loans and advances; and (viii) engage in mergers or consolidations. In addition, the CVC Revolving Credit Facility includes a financial maintenance covenant solely for the benefit of the lenders under the CVC Revolving Credit Facility consisting of a maximum consolidated net senior secured leverage ratio of CSC Holdings and its restricted subsidiaries of 5.0 to 1.0. The financial covenant will be tested on the last day of any fiscal quarter, but only if on such day there are outstanding borrowings under the CVC Revolving Credit Facility (including swingline loans but excluding any cash collateralized letters of credit and undrawn letters of credit not to exceed $15,000).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The CVC Credit Facilities Agreement also contains certain customary representations and warranties, affirmative covenants and events of default (including, among others, an event of default upon a change of control). If an event of default occurs, the lenders under the CVC Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the CVC Credit Facilities and all actions permitted to be taken by a secured creditor.
CSC Holdings was in compliance with all of its financial covenants under the CVC Credit Facilities as of June 30, 2017.
Cequel Credit Facilities
On June 12, 2015, Altice US Finance I Corporation entered into a senior secured credit facility which currently provides term loans in an aggregate principal amount of $1,265,000 (the “Cequel Term Loan Facility” and the term loans extended under the Cequel Term Loan Facility, the “Cequel Term Loans”) and revolving loan commitments in an aggregate principal amount of $350,000 (the “Cequel Revolving Credit Facility” and, together with the Cequel Term Loan Facility, the “Cequel Credit Facilities”) which are governed by a credit facilities agreement entered into by, inter alios, Altice US Finance I Corporation, certain lenders party thereto and JPMorgan Chase Bank, N.A. (as amended, restated, supplemented or otherwise modified on October 25, 2016, December 9, 2016 and March 15, 2017, and as further amended, restated, supplemented or modified from time to time, the “Cequel Credit Facilities Agreement”).
The amendment to the Cequel Credit Facilities Agreement entered into on March 15, 2017 (“Cequel Extension Amendment”) increased the Term Loan by $450,000 to $1,265,000 and the maturity date for this facility was extended to July 28, 2025. The closing of the Extension Amendment occurred in April 2017 and the proceeds were used to refinance the entire $812,963 principal amount of loans under the Term Loan and redeem $450,000 of the 6.375% Senior Notes due September 15, 2020. In connection with the Cequel Extension Amendment and the redemption of the senior notes, the Company recorded a loss on extinguishment of debt and write-off of deferred financings costs aggregating $28,684.
Under the Cequel Extension Amendment, the Company is required to make scheduled quarterly payments equal to 0.25% (or $3,163) of the principal amount of the Cequel Term Loan, with the remaining balance scheduled to be paid on July 28, 2025, beginning with the fiscal quarter ending September 30, 2017.
Loans comprising each eurodollar borrowing or alternate base rate borrowing, as applicable, bear interest at a rate per annum equal to the adjusted LIBO rate or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is:

•	in respect of the Cequel Term Loans, (i) with respect to any alternate base rate loan, 1.25% per annum and (ii) with respect to any eurodollar loan, 2.25% per annum, and

•	in respect of Cequel Revolving Credit Facility loans (i) with respect to any alternate base rate loan, 2.25% per annum and (ii) with respect to any eurodollar loan, 3.25% per annum.
The Cequel Credit Facilities Agreement requires Altice US Finance I Corporation to prepay outstanding Term Loans, subject to certain exceptions and deductions, with (i) 100% of the net cash proceeds of certain asset sales, subject to reinvestment rights and certain other exceptions; and (ii) a pari ratable share (based on the outstanding principal amount of the Cequel Term Loans divided by the sum of the outstanding principal amount of all pari passu indebtedness and the Cequel Term Loans) of 50% of annual excess cash flow, which will be reduced to 0% if the consolidated net senior secured leverage ratio is less than or equal to 4.5:1.
The debt under the Cequel Credit Facility is secured by a first priority security interest in the capital stock of Suddenlink and substantially all of the present and future assets of Suddenlink and its restricted subsidiaries, and is guaranteed by Cequel Communications Holdings II, LLC, a subsidiary of Cequel (the "Parent Guarantor"), as well as all of Suddenlink’s existing and future direct and indirect subsidiaries, subject to certain exceptions set forth in the Cequel Credit Facilities Agreement. The Cequel Credit Facilities Agreement contains customary representations, warranties and affirmative covenants. In addition, the Cequel Credit Facilities Agreement contains restrictive covenants that limit, among other things, the ability of Suddenlink and its subsidiaries to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, and make acquisitions and dispose of assets. The Cequel Credit Facilities Agreement also contains a maximum senior secured leverage maintenance covenant of 5.0 times EBITDA as defined in the Cequel Credit Facilities Agreement. Additionally, the Cequel Credit Facilities Agreement contains customary events of default, including failure to make payments, breaches of covenants and representations, cross defaults to other indebtedness, unpaid judgments, changes of control

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

and bankruptcy events. The lenders’ commitments to fund amounts under the revolving credit facility are subject to certain customary conditions.
As of June 30, 2017, Cequel was in compliance with all of its financial covenants under the Cequel Credit Facilities Agreement.
The following table provides details of the Company's outstanding credit facility debt (net of unamortized financing costs and unamortized discounts):

						Carrying Amount (a)
	Maturity Date	Interest Rate		Principal		June 30, 2017	December 31, 2016
CSC Holdings Restricted Group:
Revolving Credit Facility (b)	$20,000 on October 9, 2020, remaining balance on November 30, 2021	4.50%		$650,256		$622,829	$145,013
Term Loan Facility	July 17, 2025	3.46%		3,000,000		2,983,199	2,486,874
Cequel:
Revolving Credit Facility (c)	November 30, 2021	—		—		—	—
Term Loan Facility	July 28, 2025	3.47%	812,963	1,265,000	0.00003982	1,256,661	812,903
				$4,915,256		4,862,689	3,444,790
Less: Current portion						42,650	33,150
Long-term debt						$4,820,039	$3,411,640

(a)	The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums.

(b)
At June 30, 2017, $91,273 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $1,558,471 of the facility was undrawn and available, subject to covenant limitations.

(c)
At June 30, 2017, $16,575 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $333,425 of the facility was undrawn and available, subject to covenant limitations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Senior Guaranteed Notes and Senior Notes and Debentures
The following table summarizes the Company's senior guaranteed notes, senior secured notes and senior notes and debentures:

			Interest Rate	Principal Amount	Carrying Amount (a)
Issuer	Date Issued	Maturity Date			June 30, 2017	December 31, 2016
CSC Holdings (b)(f)	February 6, 1998	February 15, 2018	7.875%	$300,000	$305,850	$310,334
CSC Holdings (b)(f)	July 21, 1998	July 15, 2018	7.625%	500,000	514,838	521,654
CSC Holdings (c)(f)	February 12, 2009	February 15, 2019	8.625%	526,000	547,630	553,804
CSC Holdings (c)(f)	November 15, 2011	November 15, 2021	6.750%	1,000,000	955,805	951,702
CSC Holdings (c)(f)	May 23, 2014	June 1, 2024	5.250%	750,000	655,256	650,193
CSC Holdings (e)	October 9, 2015	January 15, 2023	10.125%	1,800,000	1,776,278	1,774,750
CSC Holdings (e)(k)	October 9, 2015	October 15, 2025	10.875%	2,000,000	1,971,393	1,970,379
CSC Holdings (e)	October 9, 2015	October 15, 2025	6.625%	1,000,000	986,078	985,469
CSC Holdings (g)	September 23, 2016	April 15, 2027	5.500%	1,310,000	1,304,241	1,304,025
Cablevision (c)(f)	September 23, 2009	September 15, 2017	8.625%	400,000	403,493	926,045
Cablevision (c)(f)	April 15, 2010	April 15, 2018	7.750%	750,000	760,944	767,545
Cablevision (c)(f)	April 15, 2010	April 15, 2020	8.000%	500,000	490,455	488,992
Cablevision (c)(f)	September 27, 2012	September 15, 2022	5.875%	649,024	565,594	559,500
Cequel and Cequel Capital Senior Notes (d)	Oct. 25, 2012 Dec. 28, 2012	September 15, 2020	6.375%	1,050,000	1,023,771	1,457,439
Cequel and Cequel Capital Senior Notes (d)	May 16, 2013 Sept. 9, 2014	December 15, 2021	5.125%	1,250,000	1,127,096	1,115,767
Altice US Finance I Corporation Senior Secured Notes (h)	June 12, 2015	July 15, 2023	5.375%	1,100,000	1,081,157	1,079,869
Cequel and Cequel Capital Senior Notes (i)	June 12, 2015	July 15, 2025	7.750%	620,000	603,635	602,925
Altice US Finance I Corporation Senior Notes (j)	April 26, 2016	May 15, 2026	5.500%	1,500,000	1,487,471	1,486,933
				$17,005,024	16,560,985	17,507,325
Less: Current portion					1,781,549	926,045
Long-term debt					$14,779,436	$16,581,280

(a)	The carrying amount of the notes is net of the unamortized deferred financing costs and/or discounts/premiums.

(b)	The debentures are not redeemable by CSC Holdings prior to maturity.

(c)	Notes are redeemable at any time at a specified "make-whole" price plus accrued and unpaid interest to the redemption date.

(d)	The Company may redeem some or more of all the notes at the redemption price set forth in the relevant indenture, plus accrued and unpaid interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

(e)
The Company may redeem some or all of the 2023 Notes at any time on or after January 15, 2019, and some or all of the 2025 Notes and 2025 Guaranteed Notes at any time on or after October 15, 2020, at the redemption prices set forth in the relevant indenture, plus accrued and unpaid interest, if any.  The Company may also redeem up to 40% of each series of the Cablevision Acquisition Notes using the proceeds of certain equity offerings before October 15, 2018, at a redemption price equal to 110.125% for the 2023 Notes, 110.875% for the 2025 Notes and 106.625% for the 2025 Guaranteed Notes, in each case plus accrued and unpaid interest. In addition, at any time prior to January 15, 2019, CSC Holdings may redeem some or all of the 2023 Notes, and at any time prior to October 15, 2020, the Company may redeem some or all of the 2025 Notes and the 2025 Guaranteed Notes, at a price equal to 100% of the principal amount thereof, plus a “make whole” premium specified in the relevant indenture plus accrued and unpaid interest.

(f)	The carrying value of the notes was adjusted to reflect their fair value on the Cablevision Acquisition Date (aggregate reduction of $52,788).

(g)
The 2027 Guaranteed Notes are redeemable at any time on or after April 15, 2022 at the redemption prices set forth in the indenture, plus accrued and unpaid interest, if any.  In addition, up to 40% may be redeemed for each series of the 2027 Guaranteed Notes using the proceeds of certain equity offerings before October 15, 2019, at a redemption price equal to 105.500%, plus accrued and unpaid interest.

(h)
Some or all of these notes may be redeemed at any time on or after July 15, 2018, plus accrued and unpaid interest, if any. Up to 40% of the notes may be redeemed using the proceeds of certain equity offerings before July 15, 2018, at a redemption price equal to 105.375%.

(i)
Some or all of these notes may be redeemed at any time on or after July 15, 2020, plus accrued and unpaid interest, if any. Up to 40% of the notes may be redeemed using the proceeds of certain equity offerings before July 15, 2018, at a redemption price equal to 107.750%.

(j)
Some or all of these notes may be redeemed at any time on or after May 15, 2021, plus accrued and unpaid interest, if any. Up to 40% of the notes may be redeemed using the proceeds of certain equity offerings before May 15, 2019, at a redemption price equal to 105.500%.

(k)
In July 2017, the Company used approximately $350,120 of the proceeds from the IPO to fund the redemption of $315,779 principal amount of CSC Holdings senior notes due October 2025, and the related call premium of approximately $34,341.

The indentures under which the senior notes and debentures were issued contain various covenants.  The Company was in compliance with all of its financial covenants under these indentures as of June 30, 2017.
Notes Payable to Affiliates and Related Parties
On June 21, 2016, in connection with the Cablevision Acquisition, the Company issued notes payable to affiliates and related parties aggregating $1,750,000, of which $875,000 bore interest at 10.75% and were due on December 20, 2023 and $875,000 bore interest at 11% and were due on December 20, 2024.
As discussed in Note 1, in connection with the Company's IPO, the Company converted the notes payable to affiliates and related parties (together with accrued and unpaid interest of $529 and applicable premium of $513,723) into shares of the Company’s common stock at the IPO price. The premium was recorded as a loss on extinguishment of debt on the Company's statement of operations for the three and six months ended June 30, 2017. In connection with the conversion of the notes, the Company recorded a credit to paid in capital of $2,264,252.
For the three and six months ended June 30, 2017, the Company recognized $42,817 and $90,405, respectively, of interest expense related to these notes prior to their conversion.
Summary of Debt Maturities
The future maturities of debt payable by the Company under its various debt obligations outstanding as of June 30, 2017, including notes payable, collateralized indebtedness (see Note 10), and capital leases, are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Years Ending December 31,	Cablevision	Cequel	Total
2017	$749,636	$6,728	$756,364
2018	1,593,481	13,040	1,606,521
2019	562,207	12,830	575,037
2020	530,305	1,062,713	1,593,018
2021	3,139,894	1,262,723	4,402,617
Thereafter	10,058,245	4,429,003	14,487,248
NOTE 10.    DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS
Prepaid Forward Contracts
The Company has entered into various transactions to limit the exposure against equity price risk on its shares of Comcast Corporation ("Comcast") common stock.  The Company has monetized all of its stock holdings in Comcast through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast stock with a value determined by reference to the applicable stock price at maturity.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing the Company to retain upside appreciation from the hedge price per share to the relevant cap price.
The Company received cash proceeds upon execution of the prepaid forward contracts discussed above which has been reflected as collateralized indebtedness in the accompanying consolidated balance sheets.  In addition, the Company separately accounts for the equity derivative component of the prepaid forward contracts.  These equity derivatives have not been designated as hedges for accounting purposes.  Therefore, the net fair values of the equity derivatives have been reflected in the accompanying consolidated balance sheets as an asset or liability and the net increases or decreases in the fair value of the equity derivative component of the prepaid forward contracts are included in gain (loss) on derivative contracts in the accompanying consolidated statement of operations.
All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  If any one of these contracts were terminated prior to its scheduled maturity date, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2017, the Company did not have an early termination shortfall relating to any of these contracts.
The Company monitors the financial institutions that are counterparties to its equity derivative contracts and it diversifies its equity derivative contracts among various counterparties to mitigate exposure to any single financial institution.  All of the counterparties to such transactions carry investment grade credit ratings as of June 30, 2017.
Interest Rate Swap Contracts
In June 2016, the Company entered into two new fixed to floating interest rate swap contracts. One fixed to floating interest rate swap is converting $750,000 from a fixed rate of 1.6655% to six-month LIBO rate and a second tranche of $750,000 from a fixed rate of 1.68% to six-month LIBO rate. The objective of these swaps is to cover the exposure of the 2026 Senior Secured Notes to changes in the market interest rate. These swap contracts were not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statement of operations.
The Company does not hold or issue derivative instruments for trading or speculative purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at June 30, 2017	Fair Value at December 31, 2016	Fair Value at June 30, 2017	Fair Value at December 31, 2016

Prepaid forward contracts	Derivative contracts, current	$81,506	$352	$81,506	$13,158
Prepaid forward contracts	Derivative contracts, long-term	9,868	10,604	84,784	—
Interest rate swap contracts	Liabilities under derivative contracts, long-term	—	—	70,323	78,823
		$91,374	$10,956	$236,613	$91,981
Losses related to the Company's equity derivative contracts related to the Comcast common stock for the three and six months ended June 30, 2017 of $66,463 and $137,507, respectively, are reflected in loss on equity derivative contracts, net in the Company's consolidated statement of operations.
For the three and six months ended June 30, 2017, the Company recorded a gain on investments of $57,130 and $188,788, respectively, representing the net increase in the fair values of the investment securities pledged as collateral.
For the three and six months ended June 30, 2017, the Company recorded a gain on interest rate swap contracts of $9,146 and $11,488, respectively.
Settlements of Collateralized Indebtedness
The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts during the six months ended June 30, 2017:

Number of shares (a)	16,139,868
Collateralized indebtedness settled	$(467,803)
Derivatives contracts settled	(15,278)
(483,081)
Proceeds from new monetization contracts	490,816
Net cash proceeds	$7,735
______________________

(a)	Share amounts are adjusted for the 2 for 1 stock split in February 2017.
The cash to settle the collateralized indebtedness was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract's upside appreciation limit with downside exposure limited to the respective hedge price.
Additionally, in April 2017, the Company entered into new monetization contracts related to 32,153,118 shares of Comcast common stock held by Cablevision, which synthetically reversed the existing contracts related to these shares (the "Synthetic Monetization Closeout"). As the existing collateralized debt matures, the Company will settle the contracts with proceeds received from the new monetization contracts. The new monetization contracts mature on April 28, 2021. The new monetization contracts provide the Company with downside protection below the hedge price of $35.47 and upside benefit of stock price appreciation up to $44.72 per share. In connection with the execution of these contracts, the Company recorded (i) the fair value of the equity derivative contracts of $64,793 (in a net asset position), (ii) notes payable of $111,657, representing the fair value of the existing equity derivative contracts, in a liability position, and (iii) a discount on notes payable of $46,864.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 11.    FAIR VALUE MEASUREMENT
The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable.  Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity's pricing based upon their own market assumptions.  The fair value hierarchy consists of the following three levels:

•	Level I - Quoted prices for identical instruments in active markets.

•
Level II - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level III - Instruments whose significant value drivers are unobservable.
The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis:

	Fair Value Hierarchy	June 30, 2017	December 31, 2016
Assets:
Money market funds (of which $350,120 and $14,700 is classified as restricted cash as of June 30, 2017 and December 31, 2016, respectively)	Level I	$438,719	$100,139
Investment securities pledged as collateral	Level I	1,671,818	1,483,030
Prepaid forward contracts	Level II	91,374	10,956
Liabilities:
Prepaid forward contracts	Level II	166,290	13,158
Interest rate swap contracts	Level II	70,323	78,823
The Company's cash equivalents, investment securities and investment securities pledged as collateral are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
The Company's derivative contracts and liabilities under derivative contracts on the Company's balance sheets are valued using market-based inputs to valuation models.  These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility.  When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit risk considerations.  Such adjustments are generally based on available market evidence.  Since model inputs can generally be verified and do not involve significant management judgment, the Company has concluded that these instruments should be classified within Level II of the fair value hierarchy.
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate:
Credit Facility Debt, Collateralized Indebtedness, Senior Notes and Debentures, Senior Secured Notes, Senior Guaranteed Notes, Notes Payable to Affiliates and Related Parties and Notes Payable
The fair values of each of the Company's debt instruments are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities. The fair value of notes payable is based primarily on the present value of the remaining payments discounted at the borrowing cost.
The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

		June 30, 2017		December 31, 2016
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value
Altice USA debt instruments:
Notes payable to affiliates	Level II	$—	$—	$1,750,000	$1,837,876
CSC Holdings debt instruments:
Credit facility debt	Level II	3,606,028	3,650,256	2,631,887	2,675,256
Collateralized indebtedness	Level II	1,308,388	1,272,012	1,286,069	1,280,048
Senior guaranteed notes	Level II	2,290,319	2,492,803	2,289,494	2,416,375
Senior notes and debentures	Level II	6,727,050	7,792,459	6,732,816	7,731,150
Notes payable	Level II	87,631	124,979	13,726	13,260
Cablevision senior notes	Level II	2,220,486	2,428,236	2,742,082	2,920,056
Cequel debt instruments:
Cequel credit facility	Level II	1,256,661	1,265,000	812,903	815,000
Senior secured notes	Level II	2,568,628	2,728,250	2,566,802	2,689,750
Senior notes	Level II	2,754,502	3,045,246	3,176,131	3,517,275
		$22,819,693	$24,799,241	$24,001,910	$25,896,046

(a)	Amounts are net of unamortized deferred financing costs and discounts.
The fair value estimates related to the Company's debt instruments presented above are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.
NOTE 12.    INCOME TAXES
The Company files a federal consolidated and certain state combined income tax returns with its 80% or more owned subsidiaries.
The Company recorded income tax benefit of $249,068 and $294,976 for the three and six months ended June 30, 2017, respectively, reflecting an effective tax rate of 34% and 35%, respectively. Nondeductible share-based compensation expense for the three and six months ended June 30, 2017 reduced income tax benefit by $7,231 and $10,371, respectively. The Company is required to use an estimated annual effective tax rate to measure the income tax benefit or expense recognized in an interim period.
The Company recorded income tax expense of $91,293 and $16,898 for the three and six months ended June 30, 2016, respectively. On June 9, 2016 the common stock of Cequel Corporation was contributed to the Company. On June 21, 2016, the Company completed its acquisition of Cablevision. Accordingly, Cequel and Cablevision joined the federal consolidated and certain state combined income tax returns of the Company. As a result, the applicate tax rate used to measure deferred tax assets and liabilities increased, resulting in a non-cash deferred income tax charge of $153,660 in the second quarter of 2016. In addition, there was no state income tax benefit on the pre-merger accrued interest at Finco, resulting in additional deferred tax expense of $7,506 and $15,846 for the three and six months ended June 30, 2016, respectively.
On January 1, 2017, the Company adopted ASU 2016-09 using the prospective transition method with respect to the presentation of excess tax benefits in the statement of cash flows. In connection with the adoption, a deferred tax asset of $308,231 for previously unrealized excess tax benefits related to share-based payment awards was recognized with the offset recorded to accumulated deficit.
As of June 30, 2017, the Company's federal net operating losses (“NOLs”) were approximately $2,893,000. The utilization of certain pre-merger NOLs of Cablevision and Cequel are limited pursuant to Internal Revenue Code Section 382. The Company does not expect such limitations to impact the ability to utilize the NOLs prior to their expiration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 13.    SHARE BASED COMPENSATION
Certain employees of the Company and its affiliates received awards of units in a carry unit plan of Neptune Management LP, an entity which has an ownership interest in the Company. The awards generally vest as follows: 50% on the second anniversary of June 21, 2016 for Cablevision employees or December 21, 2015 for Cequel employees ("Base Date"), 25% on the third anniversary of the Base Date, and 25% on the fourth anniversary of the Base Date.  Neptune Holding US GP LLC, the general partner of Neptune Management LP, has the right to repurchase (or to assign to an affiliate, including the Company, the right to repurchase) vested awards held by employees for sixty days following their termination.  For performance-based awards under the plan, vesting occurs upon achievement or satisfaction of a specified performance condition. The Company considered the probability of achieving the established performance targets in determining the share-based compensation with respect to these awards at the end of each reporting period. The carry unit plan has 259,442,785 units authorized for issuance, of which 214,545,833 have been issued to employees of the Company and 13,800,000 have been issued to employees of Altice N.V. and affiliated companies as of June 30, 2017.
Beginning on the fourth anniversary of the Base Date, the holders of carry units have an annual opportunity (a sixty day period determined by the administrator of the plan) to sell their units back to Neptune Holding US GP LLC (or affiliate, including the Company, designated by Neptune Holding US GP). Accordingly, the carry units are presented as temporary equity on the consolidated balance at fair value. Adjustments to fair value at each reporting period are recorded in paid-in capital.
The right of Neptune Holding US GP LLC to assign to an affiliate, including the Company, the right to repurchase an employee’s vested units during the sixty-day period following termination, or to satisfy its obligation to repurchase an employee’s vested units during annual 60 day periods following the fourth anniversary of the Base Date, may be exercised by Neptune Holding US GP LLC in its discretion at the time a repurchase right or obligation arises. The carry unit plan requires the purchase price payable to the employee or former employee, as the case may be, to be paid in cash, a promissory note (with a term of not more than 3 years and bearing interest at the long-term applicable federal rate under Section 1274(d) of the Internal Revenue Code) or combination thereof, in each case as determined by Neptune Holding US GP LLC in its discretion at the time of the repurchase. Neptune Holding US GP LLC expects that vested units will be redeemed for shares of Class A common stock upon vesting.
The Company measures the cost of employee services received in exchange for carry units based on the fair value of the award at grant date. For carry unit awards granted in 2016, an option pricing model was used which requires subjective assumptions for which changes in these assumptions could materially affect the fair value of the carry units outstanding. The time to liquidity event assumption was based on management’s judgment. The equity volatility assumption was estimated using the historical weekly volatility of publicly traded comparable companies. The risk-free rate assumed in valuing the units was based on the U.S. Constant Maturity Treasury Rates for a period matching the expected time to liquidity event. The discount for lack of marketability was based on Finnerty's (2012) average-strike put option model.
For carry unit awards granted in the first and second quarter of 2017, the Company estimated the grant date fair value based on the value established in the Company's IPO.
The following table summarizes activity relating to carry units:

	Number of Time Vesting Awards	Number of Performance Based Vesting Awards	Weighted Average Grant Date Fair Value
Balance, December 31, 2016	192,800,000	10,000,000	$0.37
Granted	28,025,000	—	3.14
Forfeited	(2,479,166)	—	0.37
Balance, June 30, 2017	218,345,834	10,000,000	0.71
Awards vested at June 30, 2017	—	—
The weighted average fair value per unit was $1.76 and $4.45 as of December 31, 2016 and June 30, 2017, respectively. For the three and six months ended June 30, 2017, the Company recognized an expense of $18,079 and $25,927 related to the push down of share-based compensation related to the carry unit plan of which approximately $17,454 and $24,702

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

related to units granted to employees of the Company and $624 and $1,225 related to employees of Altice N.V. and affiliated companies allocated to the Company.
NOTE 14.    AFFILIATE AND RELATED PARTY TRANSACTIONS
Equity Method Investments
In July 2016, the Company completed the sale of a 75% interest in Newsday LLC ("Newsday") to an employee of the Company. The Company retained the remaining 25% ownership interest. Effective July 7, 2016, the operating results of Newsday are no longer consolidated with those of the Company and the Company's 25% interest in the operating results of Newsday is recorded on the equity basis.
At June 30, 2017, the Company's 25% investment in Newsday and its 25% interest in i24NEWS, Altice N.V.'s 24/7 international news and current affairs channel aggregated $2,019 and is included in investments in affiliates on our consolidated balance sheets. The operating results of Newsday and i24NEWS are recorded on the equity basis. For the three and six months ended June 30, 2017, the Company recorded equity in net loss of Newsday of $27 and $1,537, respectively, and equity in net loss of I24NEWS of $1,338 and $2,585, respectively.
Affiliate and Related Party Transactions
As the transactions discussed below were conducted between subsidiaries of Altice N.V. under common control and equity method investees, amounts charged for certain services may not have represented amounts that might have been received or incurred if the transactions were based upon arm's length negotiations.
Altice Technical Services US Corp. ("ATS")
ATS is a wholly-owned subsidiary of Altice Technical Service B.V., a 70% owned subsidiary of Altice N.V. ATS was formed to provide network construction and maintenance services and commercial and residential installations, disconnections, and maintenance.
In the second quarter of 2017, the Company entered into an Independent Contractor Agreement with ATS that governs the terms of the services described above. The Company believes the services it receives from ATS will be of higher quality and at a lower cost than the Company could achieve without ATS, including for the construction of our new FTTH network. The Company also entered into a transition services agreement (“TSA”) for the use of the Company’s resources to provide various overhead functions to ATS, including accounting, legal and human resources and for the use of certain facilities, vehicles and technician tools during a transitional period that generally ends on December 31, 2017, although the term can be extended on a service-by-service basis. The TSA requires ATS to reimburse the Company for its cost to provide such services.
During the second quarter of 2017, a substantial portion of the Company's technical workforce at the Cablevision segment either accepted employment with ATS or became employees of ATS and ATS commenced operations and began to perform services for the Company. It is anticipated that a substantial portion of the Cequel segment technical workforce will become employees of ATS later in 2017.
From the formation of ATS and up until an equity contribution was made by its parent in June 2017, ATS met the definition of a variable interest entity in accordance with ASC 810-10-15-14. The Company evaluated whether its arrangement under the terms of the Independent Contractor Agreement is a variable interest, whether the Company is the primary beneficiary and whether the Company should consolidate ATS. The Company concluded that it is not the primary beneficiary of ATS because ATS is controlled by its parent, which in turn is controlled by Altice N.V. who has the power to direct the most significant activities of ATS.
As of June 30, 2017, the Company had a prepayment balance of $19,780 to ATS for construction services, which is reflected in other assets on the Company's balance sheet.
The Company reduced goodwill to reflect the preliminary estimate of the historical value of the goodwill associated with the transfer to ATS described above of $23,101, that has been recorded as a reduction to stockholders' equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following table summarizes the revenue and charges related to services provided to or received from subsidiaries of Altice N.V. and Newsday:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$253	$—	$394	$—
Operating expenses:
Programming and other direct costs	$(1,095)	$—	$(1,830)	$—
Other operating expenses, net	(37,633)	(2,500)	(44,931)	(5,000)
Operating expenses, net	(38,728)	(2,500)	(46,761)	(5,000)

Interest expense (a)	(42,817)	(5,305)	(90,405)	(5,305)
Loss on extinguishment of debt and write-off of deferred financing costs	(513,723)	—	(513,723)	—
Net charges	$(595,015)	$(7,805)	$(650,495)	$(10,305)
Capital Expenditures	$25,157	$—	$26,049	$—

(a)	See Note 8 for a discussion of interest expense related to notes payable to affiliates and related parties of $42,817 and $90,405 for the three and six months ended June 30, 2017, respectively.
Revenue
The Company recognized revenue in connection with sale of advertising to Newsday.
Programming and other direct costs
Programming and other direct costs include costs incurred by the Company for the transport and termination of voice and data services provided by a subsidiary of Altice N.V.
Other operating expenses
Other operating expenses includes charges of $28,967 from ATS for the three and six months ended June 30, 2017 pursuant to the independent contractor agreement discussed above.
A subsidiary of Altice N.V. provides certain executive services, including, prior to the IPO, CEO, CFO and COO services, to the Company. Compensation under the terms of the agreement is an annual fee of $30,000 to be paid by the Company. Fees associated with this agreement recorded by the Company amounted to approximately $7,500 and $15,000, for the three and six months ended June 30, 2017, respectively, and $2,500 and $5,000 for the three and six months ended June 30, 2016, respectively. As of June 20, 2017, the CEO, CFO and COO became employees of the Company and the agreement was assigned to Altice N.V. by a subsidiary of Altice N.V.
Other operating expenses includes a credit of $359 and $841 for transition services provided to Newsday for the three and six months ended June 30, 2017.
Capital Expenditures
Capital expenditures include $16,684 for installation and construction activities performed by ATS for the three and six months ended June 30, 2017 and $8,473 and $9,365, respectively, for equipment purchases and software development services provided by Altice Management International and other Altice NV subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Aggregate amounts that were due from and due to related parties are summarized below:

	June 30, 2017	December 31, 2016
Due from:
Altice US Finance S.A. (a)	$12,951	$12,951
Newsday (b)	6,886	6,114
Altice Management Americas (b)	9,420	3,117
ATS (b)(e)	6,776	—
I24 (b)	4,009	—
Other Altice N.V. subsidiaries (b)	64	—
	$40,106	$22,182
Due to:
CVC 3BV (c)	—	71,655
Neptune Holdings US LP (c)	—	7,962
Altice Management International (d)	15,199	44,121
Newsday (b)	354	275
Other Altice N.V. subsidiaries (f)	6,199	3,350
	$21,752	$127,363

(a)	Represents interest on senior notes paid by the Company on behalf of the affiliate.

(b)
Represents amounts paid by the Company on behalf of the respective related party and for Newsday and ATS, the net amounts due from the related party also include charges for certain transition services provided.

(c)	Represents distributions payable to shareholders.

(d)
Amounts payable as of June 30, 2017 primarily represent amounts due for certain executive services provided by the affiliate. Amounts payable as of December 31, 2016 primarily represent amounts due for equipment purchases and software development services discussed above.

(e)	See discussion above regarding the Company's agreement with Altice Technical Services.

(f)	Represents amounts due to affiliates for services provided to the Company.
The table above does not include notes payable to affiliates and related parties of $1,750,000 and the related accrued interest of $102,557 as of December 31, 2016, respectively, which is reflected in accrued interest in the Company's balance sheets. See discussion in Note 9.
In the second quarter of 2017, the Company made cash distributions aggregating $839,700 to shareholders, $500,000 of which were funded with proceeds from borrowings under CSC Holdings' revolving credit facility.
NOTE 15.    COMMITMENTS AND CONTINGENCIES
Legal Matters
Cable Operations Litigation
In re Cablevision Consumer Litigation:
Following expiration of the affiliation agreements for carriage of certain Fox broadcast stations and cable networks on October 16, 2010, News Corporation terminated delivery of the programming feeds to the Company, and as a result, those stations and networks were unavailable on the Company's cable television systems. On October 30, 2010, the Company and Fox reached an agreement on new affiliation agreements for these stations and networks, and carriage was restored. Several purported class action lawsuits were subsequently filed on behalf of the Company's customers seeking recovery for the lack of Fox programming. Those lawsuits were consolidated in an action before the U. S. District Court for the Eastern District of New York, and a consolidated complaint was filed in that court on February 22,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

2011. Plaintiffs asserted claims for breach of contract, unjust enrichment, and consumer fraud, seeking unspecified compensatory damages, punitive damages and attorneys' fees. On March 28, 2012, the Court ruled on the Company's motion to dismiss, denying the motion with regard to plaintiffs' breach of contract claim, but granting it with regard to the remaining claims, which were dismissed. On April 16, 2012, plaintiffs filed a second consolidated amended complaint, which asserts a claim only for breach of contract. The Company's answer was filed on May 2, 2012. On October 10, 2012, plaintiffs filed a motion for class certification and on December 13, 2012, a motion for partial summary judgment. On March 31, 2014, the Court granted plaintiffs' motion for class certification, and denied without prejudice plaintiffs' motion for summary judgment. On May 30, 2014, the Court approved the form of class notice, and on October 7, 2014, approved the class notice distribution plan. The class notice distribution has been completed, and the opt-out period expired on February 27, 2015. Expert discovery commenced on May 5, 2014, and concluded on December 8 and 28, 2015, when the Court ruled on the pending expert discovery motions. On January 26, 2016, the Court approved a schedule for filing of summary judgment motions. Plaintiffs filed a motion for summary judgment on March 31, 2016. The Company filed its own summary judgment motion on June 13, 2016. The motions for summary judgment have been denied with leave to re-file in the event the discussions between the parties are not successful. The parties have entered into a settlement agreement, which is subject to Court approval. As of December 31, 2016, the Company had an estimated liability associated with a potential settlement totaling $5,200. During the six months ended June 30, 2017, the Company recorded an additional liability of $800. The amount ultimately paid in connection with the proposed settlement could exceed the amount recorded.
Patent Litigation
Cablevision is named as a defendant in certain lawsuits claiming infringement of various patents relating to various aspects of the Company's businesses.  In certain of these cases other industry participants are also defendants.  In certain of these cases the Company expects that any potential liability would be the responsibility of the Company's equipment vendors pursuant to applicable contractual indemnification provisions.  The Company believes that the claims are without merit and intends to defend the actions vigorously, but is unable to predict the outcome of these lawsuits or reasonably estimate a range of possible loss.
In addition to the matters discussed above, the Company is party to various lawsuits, some involving claims for substantial damages.  Although the outcome of these other matters cannot be predicted and the impact of the final resolution of these other matters on the Company's results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these other lawsuits will have a material adverse effect on the financial position of the Company or the ability of the Company to meet its financial obligations as they become due.
NOTE 16.    SEGMENT INFORMATION
The Company classifies its operations into two reportable segments: Cablevision and Cequel. The Company's reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment Adjusted EBITDA, a non-GAAP measure.  The Company defines Adjusted EBITDA as net income (loss) excluding income taxes, income (loss) from discontinued operations, non-operating other income or expenses, loss on extinguishment of debt and write-off of deferred financing costs, gain (loss) on interest rate swap contracts, gain (loss) on equity derivative contracts, gain (loss) on investments, interest expense (including cash interest expense), interest income, depreciation and amortization (including impairments), share-based compensation expense or benefit, restructuring expense or credits and transaction expenses.  The Company has presented the components that reconcile Adjusted EBITDA to operating income, an accepted GAAP measure for the three and six months ended June 30, 2017 and 2016 below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Cablevision	Cequel	Total	Cablevision (a)	Cequel	Total
Operating income (loss)	$113,312	$143,470	$256,782	$(72,080)	$117,483	$45,403
Share-based compensation	11,960	6,119	18,079	—	—	—
Restructuring and other expense	11,171	1,217	12,388	98,715	986	99,701
Depreciation and amortization (including impairments)	542,201	164,586	706,787	44,560	169,540	214,100
Adjusted EBITDA	$678,644	$315,392	$994,036	$71,195	$288,009	$359,204

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Cablevision	Cequel	Total	Cablevision (a)	Cequel	Total
Operating income (loss)	$233,480	$271,536	$505,016	$(72,080)	$171,743	$99,663
Share-based compensation	17,042	8,885	25,927	—	—	—
Restructuring and other expense	69,818	19,499	89,317	98,715	8,555	107,270
Depreciation and amortization (including impairments)	985,377	330,134	1,315,511	44,560	370,440	415,000
Adjusted EBITDA	$1,305,717	$630,054	$1,935,771	$71,195	$550,738	$621,933

(a) Reflects operating results of Cablevision from the date of acquisition.
A reconciliation of reportable segment amounts to the Company's consolidated balances are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating income for reportable segments	$256,782	$45,403	$505,016	$99,663
Items excluded from operating income:
Interest expense	(420,372)	(293,795)	(853,666)	(569,624)
Interest income	180	5,968	412	12,383
Gain on investments, net	57,130	58,634	188,788	58,634
Loss on equity derivative contracts, net	(66,463)	(27,345)	(137,507)	(27,345)
Gain on interest rate swap contracts	9,146	40,241	11,488	40,241
Loss on extinguishment of debt and write-off of deferred financing costs	(561,382)	(19,948)	(561,382)	(19,948)
Other income (expense), net	1,121	6	897	17
Loss before income taxes	$(723,858)	$(190,836)	$(845,954)	$(405,979)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following tables present the composition of revenue by segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Cablevision	Cequel	Total	Cablevision (a)	Cequel	Total
Residential:
Pay TV	$784,629	$275,228	$1,059,857	$87,046	$281,509	$368,555
Broadband	391,609	237,807	629,416	39,891	203,882	243,773
Telephony	175,391	33,060	208,451	20,282	38,934	59,216
Business services and wholesale	231,209	92,731	323,940	24,333	86,860	111,193
Advertising	74,049	18,699	92,748	7,643	21,645	29,288
Other	7,535	6,394	13,929	4,665	6,811	11,476
Total Revenue	$1,664,422	$663,919	$2,328,341	$183,860	$639,641	$823,501

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Cablevision (a)	Cequel	Total	Cablevision (a)	Cequel	Total
Residential:
Pay TV	$1,574,016	$557,202	$2,131,218	$87,046	$561,245	$648,291
Broadband	773,578	467,607	1,241,185	39,891	400,573	440,464
Telephony	351,792	67,532	419,324	20,282	78,669	98,951
Business services and wholesale	459,894	183,637	643,531	24,333	171,264	195,597
Advertising	135,788	36,928	172,716	7,643	42,532	50,175
Other	14,155	11,888	26,043	4,665	12,947	17,612
Total Revenue	$3,309,223	$1,324,794	$4,634,017	$183,860	$1,267,230	$1,451,090

(a) Reflects revenue from the Cablevision Acquisition Date.
Capital expenditures for the three and six months ended June 30, 2017 and 2016 by reportable segment are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Cablevision	$137,238	$150	$321,637	$150
Cequel	64,997	63,215	138,025	129,420
	$202,235	$63,365	$459,662	$129,570
All revenues and assets of the Company's reportable segments are attributed to or located in the United States.
Total assets by segment are not provided as such amounts are not regularly reviewed by the chief operating decision maker for purposes of decision making regarding resource allocations.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts, except per customer and per share data, included in the following discussion are presented in thousands.
Overview
Our Business
We deliver broadband, pay television, telephony services, Wi‑Fi hotspot access, proprietary content and advertising services to approximately 4.9 million residential and business customers. Our footprint extends across 21 states through a fiber‑rich broadband network with approximately 8.6 million homes passed as of June 30, 2017. We have two reportable segments: Cablevision and Cequel. Cablevision provides broadband, pay television and telephony services to residential and business customers in and around the New York metropolitan area. Cequel provides broadband, pay television and telephony services to residential and business customers in the south‑central United States, with approximately 97% of its customers located in the ten states of Texas, West Virginia, Louisiana, Arkansas, North Carolina, Oklahoma, Arizona, California, Missouri and Ohio.
Recent Transactions
The three and six months ended June 30, 2016 operating results include the operating results of Cablevision from the date of acquisition, June 21, 2016 through June 30, 2016.
On June 21, 2016, Altice USA acquired Cablevision for a total purchase price of approximately $9,958,323 (the "Cablevision Acquisition"). The Altice USA operating results include the operating results of Cablevision from the date of acquisition.
In July 2016, we completed the sale of a 75% interest in Newsday LLC and retained the remaining 25% ownership interest. Effective July 7, 2016, the operating results of Newsday are no longer consolidated with our results and our 25% interest in the operating results of Newsday is recorded on the equity basis.
Key Factors Impacting Operating Results and Financial Condition
Our future performance is dependent, to a large extent, on the impact of direct competition, general economic conditions (including capital and credit market conditions), our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers. See “Risk Factors,” “Industry Overview,” and “Business” for more information.
We derive revenue principally through monthly charges to residential subscribers of our broadband, pay television and telephony services. We also derive revenue from equipment rental, DVR, VOD, pay‑per‑view, installation and home shopping commissions. Our residential pay television, broadband and telephony services accounted for approximately 46%, 27% and 9%, respectively, of our consolidated revenue for the six months ended June 30, 2017. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking and pay television services. For the six months ended June 30, 2017, 14% of our consolidated revenue was derived from these business services. In addition, we derive revenues from the sale of advertising time available on the programming carried on our cable television systems, which accounted for approximately 4% of our consolidated revenue for the six months ended June 30, 2017. Our other revenue for the six months ended June 30, 2017 accounted for less than 1% of our consolidated revenue.
Revenue increases are derived from rate increases, increases in the number of subscribers to our services, including additional services sold to our existing subscribers, programming package upgrades by our pay television customers, speed tier upgrades by our broadband customers, and acquisitions of cable systems that result in the addition of new subscribers.
Our ability to increase the number of subscribers to our services is significantly related to our penetration rates.
We operate in a highly competitive consumer‑driven industry and we compete against a variety of broadband, pay television and telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, satellite‑delivered video signals, Internet‑delivered video content and broadcast television signals available to residential and business customers in our service areas. Our competitors include AT&T and its DirecTV subsidiary, CenturyLink, DISH Network, Frontier and Verizon. Consumers’ selection of an alternate source of service, whether due to economic constraints, technological advances or preference, negatively impacts the demand for our services. For more information on our competitive landscape, see “Risk Factors,” “Industry Overview” and “Business-Competition” included in the Prospectus.
Our programming costs, which are the most significant component of our operating expenses, have increased and are expected to continue to increase primarily as a result of contractual rate increases and new channel launches. See “-Results of Operations” below for more information regarding our key factors impacting our revenues and operating expenses.
Historically, we have made substantial investments in our network and the development of new and innovative products and other service offerings for our customers as a way of differentiating ourselves from our competitors and may continue to do so in the future. We have commenced a five‑year plan to build a fiber-to-the-home ("FTTH") network, which will enable us to deliver more than 10 Gbps broadband speeds across our entire Cablevision footprint and part of our Cequel footprint. We may incur greater than anticipated capital expenditures in connection with this initiative, fail to realize anticipated benefits, experience delays and business disruptions or encounter other challenges to executing it as planned. See “-Liquidity and Capital Resources-Capital Expenditures” for additional information regarding our capital expenditures.
Basis of Presentation
Altice USA - Comparison of Actual Results for the three and six months ended June 30, 2017 and 2016 and Pro Forma Results for the three and six months ended June 30, 2016.
The actual results of Altice USA for the three and six months ended June 30, 2016 include the operating results of Cequel for the three and six months ended June 30, 2016 and the operating results of Cablevision for the period from the date of the Cablevision Acquisition, June 21, 2016, through June 30, 2016.
The unaudited pro forma consolidated statements of operations for the three and six months ended June 30, 2016 presented herein reflect the Cablevision Acquisition as if it had occurred on January 1, 2016. The pro forma results have been prepared based on assumptions deemed appropriate by the Company. The pro forma adjustments include (i) the elimination of incremental costs that were directly related to the Cablevision Acquisition, (ii) the incremental depreciation and amortization that would have been recognized if the Cablevision Acquisition was completed on January 1, 2016 resulting from the step up in fair value of its property, plant and equipment and identifiable intangible assets resulting from the application of business combinations accounting, (iii) the incremental interest resulting from the issuance of debt to fund the acquisition, net of the reversal of interest and amortization of deferred financing costs related to the credit facility that was repaid on the date of acquisition and the accretion/ amortization of fair value adjustments associated with the long‑term debt acquired, (iv) the elimination of interest income earned on cash proceeds from the issuance of debt prior to the Cablevision Acquisition and (v) the income tax impact of these pro forma adjustments, and the Cablevision Acquisition.
The unaudited pro forma consolidated statements of operations are for informational purposes only. We believe that the pro forma information is useful as it provides additional information given the significant impact of the Cablevision acquisition and a reflection of how the combined business performed year over year that is not readily discernible from the actual year over year comparison. We believe that a comparison of the actual results for the three and six months ended June 30, 2017 to the pro forma results for the three and six months ended June 30, 2016 provides useful information because it reflects the business operations on a more comparable basis. The pro forma consolidated statements of operations are unaudited and do not purport to reflect the results of operations that would have occurred if the Cablevision Acquisition had been consummated on the date indicated above, nor does it purport to represent the results of operations of the Company for any future dates or periods.
Non-GAAP Financial Measures
We define Adjusted EBITDA, which is a non-GAAP financial measure, as net income (loss) excluding income taxes, income (loss) from discontinued operations, other non-operating income or expenses, loss on extinguishment of debt and write-off of deferred financing costs, loss on interest rate swap contracts, gain (loss) on equity derivative contracts, gain (loss) on investments, interest expense (including cash interest expense), interest income, depreciation and amortization (including impairments), share-based compensation expense or benefit, restructuring expense or credits and transaction expenses. We believe Adjusted EBITDA is an appropriate measure for evaluating the operating performance of the Company. Adjusted EBITDA and similar measures with similar titles are common performance measures used by investors, analysts and peers to compare performance in our industry. Internally, we use revenue and Adjusted EBITDA measures as important indicators of our business performance, and evaluate management’s effectiveness with specific reference to these indicators. We believe Adjusted EBITDA provides management and investors a useful measure for period-to-period comparisons of our core business and operating results by excluding items that are not comparable across reporting periods or that do not otherwise relate to the Company’s ongoing operating results. Adjusted EBITDA should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), and other measures of performance presented in accordance with GAAP. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies.

Results of Operations - Altice USA

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	2016	2017	2016	2016
	Historical	Pro Forma	Historical	Historical	Pro Forma	Historical
Revenue:
Residential:
Pay TV	$1,059,857	$1,062,240	$368,555	$2,131,218	$2,116,297	$648,291
Broadband	629,416	565,793	243,773	1,241,185	1,113,474	440,464
Telephony	208,451	220,081	59,216	419,324	441,093	98,951
Business services and wholesale	323,940	305,844	111,193	643,531	606,699	195,597
Advertising	92,748	90,538	29,288	172,716	169,902	50,175
Other	13,929	70,719	11,476	26,043	141,229	17,612
Total revenue	2,328,341	2,315,215	823,501	4,634,017	4,588,694	1,451,090
Operating expenses:
Programming and other direct costs	758,694	760,148	249,823	1,517,046	1,527,973	439,418
Other operating expenses	593,690	749,945	214,474	1,207,127	1,526,708	389,739
Restructuring and other expense	12,388	106,069	99,701	89,317	114,675	107,270
Depreciation and amortization	706,787	611,699	214,100	1,315,511	1,247,760	415,000
Operating income	256,782	87,354	45,403	505,016	171,578	99,663
Other income (expense):
Interest expense, net	(420,192)	(442,393)	(287,827)	(853,254)	(878,994)	(557,241)
Gain on investments, net	57,130	88,259	58,634	188,788	188,624	58,634
Loss on equity derivative contracts, net	(66,463)	(15,616)	(27,345)	(137,507)	(63,628)	(27,345)
Gain on interest rate swap contracts	9,146	40,241	40,241	11,488	40,241	40,241
Loss on extinguishment of debt and write-off of deferred financing costs	(561,382)	(19,948)	(19,948)	(561,382)	(19,948)	(19,948)
Other income, net	1,121	2,827	6	897	4,872	17
Loss before income taxes	(723,858)	(259,276)	(190,836)	(845,954)	(557,255)	(405,979)
Income tax benefit (expense)	249,068	92,916	(91,293)	294,976	200,755	(16,898)
Net loss	(474,790)	(166,360)	(282,129)	(550,978)	(356,500)	(422,877)
Net loss (income) attributable to noncontrolling interests	(365)	364	364	(602)	364	364
Net loss attributable to Altice USA, Inc. stockholders	$(475,155)	$(165,996)	$(281,765)	$(551,580)	$(356,136)	$(422,513)

The following is a reconciliation of net loss to Adjusted EBITDA:

	Altice USA
	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	2016	2017	2016	2016
	Historical	Pro Forma	Historical	Historical	Pro Forma	Historical
Net loss	$(474,790)	$(166,360)	$(282,129)	$(550,978)	$(356,500)	$(422,877)
Income tax expense (benefit)	(249,068)	(92,916)	91,293	(294,976)	(200,755)	16,898
Other income, net (a)	(1,121)	(2,827)	(6)	(897)	(4,861)	(17)
Gain on interest rate swap contracts	(9,146)	(40,241)	(40,241)	(11,488)	(40,241)	(40,241)
Loss on equity derivative contracts, net (b)	66,463	15,616	27,345	137,507	63,628	27,345
Gain on investments, net	(57,130)	(88,259)	(58,634)	(188,788)	(188,624)	(58,634)
Loss on extinguishment of debt and write-off of deferred financing costs	561,382	19,948	19,948	561,382	19,948	19,948
Interest expense, net	420,192	442,393	287,827	853,254	878,994	557,241
Depreciation and amortization	706,787	611,699	214,100	1,315,511	1,247,749	415,000
Restructuring and other expense	12,388	106,069	99,701	89,317	114,675	107,270
Share-based compensation	18,079	10,534	—	25,927	25,231	—
Adjusted EBITDA	$994,036	$815,656	$359,204	$1,935,771	$1,559,244	$621,933

(a)    Includes primarily dividends received on Comcast common stock owned by the Company.

(b)	Consists of unrealized and realized losses (gains) due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company.
The following table sets forth certain customer metrics by segment (unaudited):

	June 30, 2017			March 31, 2017			June 30, 2016
	Cablevision	Cequel	Total	Cablevision	Cequel	Total	Cablevision	Cequel	Total
	(in thousands, except per customer amounts)
Homes passed (a)	5,140	3,430	8,570	5,128	3,419	8,547	5,094	3,374	8,468
Total customer relationships (b)(c)	3,151	1,753	4,904	3,148	1,765	4,913	3,143	1,726	4,869
Residential	2,889	1,648	4,537	2,887	1,661	4,548	2,882	1,628	4,510
SMB	262	106	367	261	103	365	261	98	359
Residential customers:
Pay TV	2,401	1,062	3,463	2,413	1,087	3,500	2,470	1,126	3,596
Broadband	2,646	1,358	4,004	2,636	1,366	4,003	2,604	1,306	3,909
Telephony	1,954	590	2,544	1,955	596	2,551	1,994	596	2,590
Residential triple product customer penetration (d):	64.3%	25.3%	50.1%	64.4%	25.4%	50.2%	66.1%	25.8%	51.6%
Penetration of homes passed (e):	61.3%	51.1%	57.2%	61.4%	51.6%	57.5%	61.7%	51.2%	57.5%
ARPU(f)	$156.00	$110.01	$139.25	$155.83	$110.00	$139.11	$153.52	$107.03	$136.67

(a)
Represents the estimated number of single residence homes, apartments and condominium units passed by the cable distribution network in areas serviceable without further extending the transmission lines. In addition, it includes commercial establishments that have connected to our cable distribution network. For Cequel, broadband services were not available to approximately 100 homes passed and telephony services were not available to approximately 500 homes passed.

(b)	Represents number of households/businesses that receive at least one of the Company's services.

(c)
Customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets.  In calculating the number of customers, we count all customers other than inactive/disconnected customers.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group.  Most of these accounts are also not entirely free, as they typically generate revenue through pay-per-view or other pay services and certain equipment fees.  Free status is not granted to regular customers as a promotion.  In counting bulk residential customers, such as an apartment building, we count each subscribing family unit within the building as one customer, but do not count the master account for the entire building as a customer. We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual room units at that hotel.

(d)	Represents the number of customers that subscribe to three of our services divided by total residential customer relationships.

(e)	Represents the number of total customer relationships divided by homes passed.

(f)
Calculated by dividing the average monthly revenue for the respective quarter (fourth quarter for annual periods) derived from the sale of broadband, pay television and telephony services to residential customers for the respective quarter by the average number of total residential customers for the same period.

The following table reflects Altice USA total net customer increases (decreases) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Total customer relationships	(8.8)	10.4	12.5	41.9
Residential	(11.5)	5.9	8.8	34.9
SMB	2.7	4.6	3.7	7.0
Residential customers:
Pay TV	(37.1)	(26.9)	(71.8)	(44.5)
Broadband	1.6	21.3	41.9	71.2
Telephony	(7.2)	(6.0)	(15.2)	1.4

	Historical
	Three Months Ended June 30,
	2017			2016
	Cablevision	Cequel	Total	Cablevision	Cequel	Total
Revenue:
Residential:
Pay TV	$784,629	$275,228	$1,059,857	$87,046	$281,509	$368,555
Broadband	391,609	237,807	629,416	39,891	203,882	243,773
Telephony	175,391	33,060	208,451	20,282	38,934	59,216
Business services and wholesale	231,209	92,731	323,940	24,333	86,860	111,193
Advertising	74,049	18,699	92,748	7,643	21,645	29,288
Other	7,535	6,394	13,929	4,665	6,811	11,476
Total revenue	1,664,422	663,919	2,328,341	183,860	639,641	823,501
Operating expenses:
Programming and other direct costs	570,939	187,755	758,694	62,490	187,333	249,823
Other operating expenses	426,799	166,891	593,690	50,175	164,299	214,474
Restructuring and other expense	11,171	1,217	12,388	98,715	986	99,701
Depreciation and amortization	542,201	164,586	706,787	44,560	169,540	214,100
Operating income (loss)	$113,312	$143,470	$256,782	$(72,080)	$117,483	$45,403

	Historical
	Six Months Ended June 30,
	2017			2016
	Cablevision	Cequel	Total	Cablevision	Cequel	Total
Revenue:
Residential:
Pay TV	$1,574,016	$557,202	$2,131,218	$87,046	$561,245	$648,291
Broadband	773,578	467,607	1,241,185	39,891	400,573	440,464
Telephony	351,792	67,532	419,324	20,282	78,669	98,951
Business services and wholesale	459,894	183,637	643,531	24,333	171,264	195,597
Advertising	135,788	36,928	172,716	7,643	42,532	50,175
Other	14,155	11,888	26,043	4,665	12,947	17,612
Total revenue	3,309,223	1,324,794	4,634,017	183,860	1,267,230	1,451,090
Operating expenses:
Programming and other direct costs	1,139,250	377,796	1,517,046	62,490	376,928	439,418
Other operating expenses	881,298	325,829	1,207,127	50,175	339,564	389,739
Restructuring and other expense	69,818	19,499	89,317	98,715	8,555	107,270
Depreciation and amortization	985,377	330,134	1,315,511	44,560	370,440	415,000
Operating income (loss)	$233,480	$271,536	$505,016	$(72,080)	$171,743	$99,663

The following table sets forth certain operating information by segment on a pro forma basis:

	Pro Forma
	Three Months Ended June 30, 2016
	Cablevision	Cequel	Total
Revenue:
Residential:
Pay TV	$780,731	$281,509	$1,062,240
Broadband	361,911	203,882	565,793
Telephony	181,147	38,934	220,081
Business services and wholesale	218,984	86,860	305,844
Advertising	68,893	21,645	90,538
Other	63,908	6,811	70,719
Total revenue	1,675,574	639,641	2,315,215
Operating expenses:
Programming and other direct costs	572,815	187,333	760,148
Other operating expenses	585,646	164,299	749,945
Restructuring and other expense	105,252	817	106,069
Depreciation and amortization	442,159	169,540	611,699
Operating income (loss)	$(30,298)	$117,652	$87,354

	Pro Forma
	Six Months Ended June 30, 2016
	Cablevision	Cequel	Total
Revenue:
Residential:
Pay TV	$1,555,052	$561,245	$2,116,297
Broadband	712,901	400,573	1,113,474
Telephony	362,424	78,669	441,093
Business services and wholesale	435,435	171,264	606,699
Advertising	127,370	42,532	169,902
Other	128,282	12,947	141,229
Total revenue	3,321,464	1,267,230	4,588,694
Operating expenses:
Programming and other direct costs	1,151,045	376,928	1,527,973
Other operating expenses	1,187,145	339,563	1,526,708
Restructuring and other expense	106,289	8,386	114,675
Depreciation and amortization	877,320	370,440	1,247,760
Operating income (loss)	$(335)	$171,913	$171,578

Altice USA - Comparison of Actual Results for the Three and Six Months Ended June 30, 2017 compared to Three and Six Months Ended June 30, 2016 and Comparison of Actual Results for the Three and Six Months Ended June 30, 2017 compared to Pro Forma Results for the Three and Six Months Ended June 30, 2016.
Please see “-Basis of Presentation” for an explanation of why we believe that a comparison of the actual results for the three and six months ended June 30, 2017 to the pro forma results for the three and six months ended June 30, 2016 provides useful information.
Pay Television Revenue
Actual Three and Six Months ended June 30, 2017 Compared to Actual Three and Six Months Ended June 30, 2016
Pay television revenue for the three and six months ended June 30, 2017 was $1,059,857 and $2,131,218, respectively, of which $784,629 and $1,574,016 was derived from the Cablevision segment and $275,228 and $557,202 relates to our Cequel segment. Pay television revenue for the three and six months ended June 30, 2016 was $368,555 and $648,291 and was primarily derived from our Cequel segment. Pay television is derived principally through monthly charges to residential subscribers of our pay television services. Revenue increases are derived primarily from rate increases, increases in the number of subscribers, including additional services sold to our existing subscribers, and programming package upgrades.
Actual Three and Six Months Ended June 30, 2017 Compared to Pro Forma Three and Six Months Ended June 30, 2016
Pay television revenue for the three and six months ended June 30, 2017 was $1,059,857 and $2,131,218 compared to $1,062,240 and $2,116,297 for the three and six months ended June 30, 2016, on a pro forma basis. The decrease of $2,383 for the three months ended June 30, 2017 as compared to the prior period is comprised of a pro forma increase of $3,898 for our Cablevision segment, partially offset by a decrease of $6,281 (2%) for our Cequel segment. The increase of $14,921 (1%) for the six months ended June 30, 2017 as compared to the prior period is comprised of a pro forma increase of $18,964 (1%) for our Cablevision segment, partially offset by a decrease of $4,043 (1%) for our Cequel segment.
Pay television revenue for our Cablevision segment amounted to $784,629 and $780,731 for the three months ended June 30, 2017 and the three months ended June 30, 2016, on a pro forma basis, respectively, and $1,574,016 and $1,555,052 for the six months ended June 30, 2017 and the six months ended June 30, 2016, on a pro forma basis, respectively. The pro forma increase of $3,898 and $18,964 (1%) for the three and six months ended June 30, 2017 as compared to the same periods in the prior year was due primarily to rate increases for certain video services implemented near the end of the fourth quarter of 2016 and an increase in late fees. Partially offsetting these increases was a decrease in revenue as compared to the prior year due to a decline in pay television customers.
Pay television revenue for our Cequel segment amounted to $275,228 and $281,509, for the three months ended June 30, 2017 and 2016, respectively, and $557,202 and $561,245 for the six months ended June 30, 2017 and 2016, respectively. The decrease of $6,281 (2%) and $4,043 (1%) for the three and six months ended June 30, 2017 as compared to the same periods in the prior year was due primarily to a decline in the number of pay television customers and a decrease in premium, pay-per-view and VOD purchases, partially offset by certain rate increases (including an increase for retransmission programming and sports programming charges), an increase in installation services revenue and an increase in late fees, as compared to the prior year period.
We believe our pay television customer declines noted in the table above are largely attributable to competition, particularly from Verizon in our Cablevision footprint and DBS providers in our Cequel footprint, as well as competition from companies that deliver video content over the Internet directly to customers. These factors are expected to continue to impact our ability to maintain or increase our existing customers and revenue in the future.
Broadband Revenue
Actual Three and Six Months ended June 30, 2017 Compared to Actual Three and Six Months Ended June 30, 2016
Broadband revenue for the three and six months ended June 30, 2017 was $629,416 and $1,241,185, respectively, of which $391,609 and $773,578 was derived from our Cablevision segment and $237,807 and $467,607 was derived from our Cequel segment. Broadband revenue for the three and six months ended June 30, 2016 was $243,773 and $440,464 and was primarily derived from our Cequel Segment. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Revenue increases are derived primarily from rate increases, increases in the number of subscribers, including additional services sold to our existing subscribers, and speed tier upgrades.
Actual Three and Six Months Ended June 30, 2017 Compared to Pro Forma Three and Six Months Ended June 30, 2016
Broadband revenue for the three and six months ended June 30, 2017 was $629,416 and $1,241,185, respectively, compared to $565,793 and $1,113,474 for the three and six months ended June 30, 2016, on a pro forma basis. On a pro forma basis, broadband revenue increased $63,623 (11%) for the three months ended June 30, 2017 as compared to the prior year period and is comprised of a pro forma increase of $29,698 (8%) for our Cablevision segment and an increase of $33,925 (17%) for our Cequel segment. On a pro forma basis, broadband revenue increased $127,711 (11%) for the six months ended June 30, 2017 as compared to the prior year period and is comprised of a pro forma increase of $60,677 (9%) for our Cablevision segment and a pro forma increase of $67,034 (17%) for our Cequel segment.
On a pro forma basis, broadband revenue for our Cablevision segment amounted to $391,609 and $361,911 for the three months ended June 30, 2017 and the three months ended June 30, 2016, on a pro forma basis, respectively, and $773,578 and $712,901 for the six months ended June 30, 2017 and the six months ended June 30, 2016, on a pro forma basis, respectively. The pro forma increase of $29,698 (8%) and $60,677 (9%) for the three and six months ended June 30, 2017 as compared to the prior year periods was due to higher average recurring broadband revenue per broadband customer, an increase in broadband customers, and an increase in late fees.
Broadband revenue for our Cequel segment amounted to $237,807 and $203,882 for the three months ended June 30, 2017 and 2016, and $467,607 and $400,573 for the six months ended June 30, 2017 and 2016, respectively. The increase of $33,925 (17%) and $67,034 (17%) for the three and six months ended June 30, 2017, respectively, as compared to the prior year period was due primarily to an increase in broadband customers, an increase in rates, an increase resulting from the impact of service level changes, an increase in residential home networking revenue and an increase in late fees.
Telephony Revenue
Actual Three and Six Months ended June 30, 2017 Compared to Actual Three and Six Months Ended June 30, 2016
Telephony revenue for the three and six months ended June 30, 2017 was $208,451 and $419,324 of which $175,391 and $351,792 was derived from the Cablevision segment and $33,060 and $67,532 was derived from our Cequel segment. Telephony revenue for the three and six months ended June 30, 2016 was $59,216 and $98,951 and was primarily derived from our Cequel Segment. Telephony revenue is derived principally through monthly charges to residential subscribers of our telephony services. Revenue increases are derived primarily from rate increases, increases in the number of subscribers, and additional services sold to our existing subscribers.
Actual Three and Six Months Ended June 30, 2017 Compared to Pro Forma Three and Six Months Ended June 30, 2016
Telephony revenue for the three and six months ended June 30, 2017 was $208,451 and $419,324 compared to $220,081 and $441,093 for the three and six months ended June 30, 2016, on a pro forma basis. The pro forma decrease of $11,630 (5%) and $21,769 (5%) is comprised of a pro forma decrease of $5,756 (3%) and $10,632 (3%) for our Cablevision segment and $5,874 (15%) and $11,137 (14%) for our Cequel segment, for the three and six months ended June 30, 2017 as compared to the prior year periods, respectively.
On a pro forma basis, telephony revenue for our Cablevision segment amounted to $175,391 and $181,147 for the three months ended June 30, 2017 and the three months ended June 30, 2016, on a pro forma basis, respectively, and $351,792 and $362,424 for the six months ended June 30, 2017 and the six months ended June 30, 2016, on a pro forma basis, respectively. The pro forma decrease of $5,756 (3%) and $10,632 (3%) for the three and six months ended June 30, 2017 as compared to the prior year periods was due primarily to a decline in international calling and a decline in telephony customers.
Telephony revenue for our Cequel segment amounted to $33,060 and $38,934 for the three months ended June 30, 2017 and 2016, and $67,532 and $78,669 for the six months ended June 30, 2017 and 2016, respectively. The decrease of $5,874 (15%) and $11,137 (14%) for the three and six months ended June 30, 2017 as compared to the prior year periods was due primarily to lower rates offered to customers.

Business Services and Wholesale Revenue
Actual Three and Six Months ended June 30, 2017 Compared to Actual Three and Six Months Ended June 30, 2016
Business services and wholesale revenue for the three and six months ended June 30, 2017 was $323,940 and $643,531, respectively of which $231,209 and $459,894 was derived from the Cablevision segment and $92,731 and $183,637 was derived from our Cequel segment. Business services and wholesale revenue for the three and six months ended June 30, 2016 was $111,193 and $195,597 and was primarily derived from our Cequel Segment. Business services and wholesale revenue is derived primarily from the sale of fiber based telecommunications services to the business market, and the sale of broadband, pay television and telephony services to small and medium sized businesses ("SMB").
Actual Three and Six Months Ended June 30, 2017 Compared to Pro Forma Three and Six Months Ended June 30, 2016
Business services and wholesale revenue for the three and six months ended June 30, 2017 was $323,940 and $643,531 compared to $305,844 and $606,699 for the three and six months ended June 30, 2016, on a pro forma basis. The pro forma increase of $18,096 (6%) for the three months ended June 30, 2017 as compared to the prior year period is comprised of a pro forma increase of $12,225 (6%) for our Cablevision segment and a pro forma increase of $5,871 (7%) for our Cequel segment. The pro forma increase of $36,832 (6%) for the six months ended June 30, 2017 as compared to the prior year period is comprised of a pro forma increase of $24,459 (6%) for our Cablevision segment and a pro forma increase of $12,373 (7%) for our Cequel segment.
On a pro forma basis, business services and wholesale revenue for our Cablevision segment amounted to $231,209 and $218,984 for the three months ended June 30, 2017 and the three months ended June 30, 2016, on a pro forma basis, respectively, and $459,894 and $435,435 for the six months ended June 30, 2017 and the six months ended June 30, 2016, on a pro forma basis, respectively. The pro forma increase of $12,225 (6%) and $24,459 (6%) for the three and six months ended June 30, 2017 as compared to the prior year periods was primarily due to higher average recurring telephony and broadband revenue per SMB customer and an increase in Ethernet revenue resulting from a larger number of services installed, partially offset by reduced traditional voice and data services for commercial customers.
Business services and wholesale revenue for our Cequel segment amounted to $92,731 and $86,860 for the three months ended June 30, 2017 and 2016, and $183,637 and $171,264 for the six months ended June 30, 2017 and 2016, respectively. The increase of $5,871 (7%) and $12,373 (7%) for the three and six months ended June 30, 2017 as compared to the prior year periods was primarily due to higher commercial rates and customers for broadband services, an increase in certain pay television rates (including an increase for retransmission programming charges) and increases in commercial carrier services.
Advertising Revenue
Actual Three and Six Months ended June 30, 2017 Compared to Actual Three and Six Months Ended June 30, 2016
Advertising services revenue for the three and six months ended June 30, 2017 was $92,748 and $172,716, respectively, of which $74,049 and $135,788 was derived from our Cablevision segment and $18,699 and $36,928 was derived from our Cequel segment. Advertising revenue for the three and six months ended June 30, 2016 was $29,288 and $50,175 and was primarily derived from our Cequel Segment. Advertising services revenue is primarily derived from the sale of advertising time available on the programming carried on our cable television systems.
Actual Three and Six Months Ended June 30, 2017 Compared to Pro Forma Three and Six Months Ended June 30, 2016
Advertising services revenue for the three and six months ended June 30, 2017 was $92,748 and $172,716, respectively, compared to $90,538 and $169,902 for the three and six months ended June 30, 2016, on a pro forma basis. The pro forma increase of $2,210 (2%) for the three month ended June 30, 3017 as compared to the prior year period is comprised of a pro forma increase of $5,156 (7%) for our Cablevision segment, partially offset by a pro forma decrease of $2,946 (14%) for our Cequel segment. The pro forma increase of $2,814 (2%) for the six month ended June 30, 3017 as compared to the prior year period is comprised of a pro forma increase of $8,418 (7%) for our Cablevision segment, partially offset by a pro forma decrease of $5,604 (13%) for our Cequel segment.
On a pro forma basis, advertising services revenue for our Cablevision segment amounted to $74,049 and $68,893 for the three months ended June 30, 2017 and the three months ended June 30, 2016, on a pro forma basis, respectively, and $135,788 and $127,370 for the six months ended June 30, 2017, a pro forma increase of $5,156 (7%) and $8,418 (7%), respectively. These increases are due primarily to increases in digital advertising revenue.

Advertising services revenue for our Cequel segment amounted to $18,699 and $21,645, for the three months ended June 30, 2017 and 2016, and $36,928 and $42,532 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $2,946 (14%) and $5,604 (13%), respectively. These decreases are due to declines in political, auto and retail advertising.
Other Revenue
Actual Three and Six Months ended June 30, 2017 Compared to Actual Three and Six Months Ended June 30, 2016
Other revenue for the three and six months ended June 30, 2017 was $13,929 and $26,043, respectively, of which $7,535 and $14,155 was derived from our Cablevision segment and $6,394 and $11,888 was derived from our Cequel segment. Other revenue for the three and six months ended June 30, 2016 was $11,476 and $17,612 and was primarily derived from our Cequel Segment. Other revenue includes other miscellaneous revenue streams.
Actual Three and Six Months Ended June 30, 2017 Compared to Pro Forma Three and Six Months Ended June 30, 2016
Other revenue for the three and six months ended June 30, 2017 was $13,929 and $26,043, respectively, compared to $70,719 and $141,229 for the three and six months ended June 30, 2016, respectively, on a pro forma basis. The pro forma decrease of $56,790 (80%) for the three months ended June 30, 3017 as compared to the prior year period is comprised of a pro forma decrease of $56,373 (88%) for our Cablevision segment and a pro forma decrease of $417 (6%) for our Cequel segment. The pro forma decrease of $115,186 (82%) for the six months ended June 30, 3017 as compared to the prior year period is comprised of a pro forma decrease of $114,127 (89%) for our Cablevision segment and a pro forma decrease of $1,059 (8%) for our Cequel segment.
On a pro forma basis, other revenue for our Cablevision segment amounted to $7,535 and $63,908 for the three months ended June 30, 2017 and the three months ended June 30, 2016, on a pro forma basis, respectively, and $14,155 and $128,282 for the six months ended June 30, 2017 and the six months ended June 30, 2016, on a pro forma basis, respectively. The pro forma decrease of $56,373 (88%) and $114,127 (89%) for the three and six months ended June 30, 2017 as compared to the same periods in 2016 was primarily due to Cablevision no longer consolidating the operating results of Newsday as a result of the sale of a 75% interest in Newsday, effective July 7, 2016. The Company’s 25% interest in the operating results of Newsday is recorded on the equity basis.
Other revenue for our Cequel segment amounted to $6,394 and $6,811 for the three months ended June 30, 2017 and 2016, and $11,888 and $12,947 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $417 (6%) and $1,059 (8%), respectively.
Programming and Other Direct Costs
Actual Three and Six Months ended June 30, 2017 Compared to Actual Three and Six Months Ended June 30, 2016
Programming and other direct costs for the three and six months ended June 30, 2017 amounted to $758,694 and $1,517,046, respectively, of which $570,939 and $1,139,250 relate to our Cablevision segment and $187,755 and $377,796 relate to our Cequel segment. Programming and other direct costs for the three and six months ended June 30, 2016 was $249,823 and $439,418 and primarily relate to our Cequel Segment. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay‑per‑view) and are generally paid on a per‑subscriber basis. These costs typically rise due to increases in contractual rates and new channel launches and are also impacted by changes in the number of customers receiving certain programming services. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of pay television service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes.
Actual Three and Six Months Ended June 30, 2017 Compared to Pro Forma Three and Six Months Ended June 30, 2016
Programming and other direct costs for the three and six months ended June 30, 2017 amounted to $758,694 and $1,517,046, respectively, compared to $760,148 and $1,527,973 for the three and six months ended June 30, 2016, on a pro forma basis. Programming and other direct costs on a pro forma basis amounted to $570,939 and $572,815 for the three months ended June 30, 2017 and 2016, and $1,139,250 and $1,151,045 for the six months ended June 30, 2017 and 2016 for our Cablevision segment. For our Cequel segment these costs amounted to $187,755 and $187,333 for the three months ended June 30, 2017 and 2016 and $377,796 and $376,928 for the six months ended June 30, 2017 and 2016, respectively. The pro forma decrease of $1,454 and $10,927 for the three and six months ended June 30, 2017 as compared to the prior year periods is attributable to the following:

	Three Months	Six Months
Cablevision segment:
Decrease in costs primarily related to the sale of Newsday in July 2016	$(16,536)	$(32,158)
Decrease in call completion and transport costs primarily due to lower level of activity	(4,802)	(12,092)
Increase (decrease) in cost of sales (which includes the bulk sale of handset inventory of $5,445 during the first quarter of 2016)	625	(4,168)
Increase in programming costs due primarily to contractual rate increases, partially offset by lower costs resulting from lower pay television customers	13,187	29,825
Increase in costs of digital media advertising spots for resale	4,331	5,510
Other net increases	1,319	1,288
	(1,876)	(11,795)
Cequel segment:
Increase in programming costs due primarily to contractual rate increases, partially offset by lower pay television customers and lower pay-per-view and video-on-demand costs	$2,599	$5,138
Decrease in franchise costs due to lower pay television customers	(1,053)	(1,863)
Net decrease in call completion and interconnection costs due to lower level of activity	(262)	(688)
Other net decreases	(862)	(1,719)
	422	868
	$(1,454)	$(10,927)
Programming costs
Programming costs aggregated $632,035 and $1,268,267 for the three and six months ended June 30, 2017, respectively on an actual basis and on a pro forma basis aggregated $616,249 and $1,233,304 for the three and six months ended June 30, 2016, respectively. Our programming costs increased 3% a on a pro forma basis for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year. Our programming costs in 2017 will continue to be impacted by changes in programming rates, which we expect to increase by high single digits, and by changes in the number of pay television customers.
Other Operating Expenses
Actual Three and Six Months ended June 30, 2017 Compared to Actual Three and Six Months Ended June 30, 2016
Other operating expenses for the three and six months ended June 30, 2017 amounted to $593,690, and $1,207,127, respectively, of which $426,799 and $881,298 relate to our Cablevision segment and $166,891 and $325,829 relate to our Cequel segment. Other operating expenses for the three and six months ended June 30, 2016 amounted to $214,474 and $389,739 and primarily relate to our Cequel Segment. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
Customer installation and repair and maintenance costs may fluctuate as a result of changes in the level of activities and the utilization of contractors as compared to employees. Also, customer installation costs fluctuate as the portion of our expenses that we are able to capitalize changes. Costs associated with the initial deployment of new customer premise equipment necessary to provide broadband, pay television and telephony services are capitalized (asset-based). In circumstances where customer premise equipment tracking is not available, the Company estimates the amount of capitalized installation costs based on whether or not the business or residence had been previously connected to the network, (premise-based). Network repair and maintenance and utility costs also fluctuate as capitalizable network upgrade and enhancement activity changes.
In connection with the execution of an agreement with ATS in the second quarter of 2017 (see Note 14 of our consolidated financial statements), the Company’s operating results reflect a reduction in employee related expenses due to certain employees becoming employed by ATS and an increase in contractor costs for services provided by ATS. See further details in the table below. The Company anticipates this trend to continue as it plans to transfer certain Cequel employees to ATS later in 2017.
Other operating expenses also include costs related to the operation and maintenance of our call center facilities that handle customer inquiries and billing and collection activities and sales and marketing costs, which include advertising production and placement costs associated with acquiring and retaining customers. These costs vary period to period and certain of these costs, such as sales and marketing, may increase with intense competition. Additionally, other operating expenses include various other administrative costs, including legal fees, and product development costs.
Actual Three and Six Months Ended June 30, 2017 Compared to Pro Forma Three and Six Months Ended June 30, 2016
Other operating expenses for the three and six months ended June 30, 2017 amounted to $593,690 and $1,207,127, respectively, compared to $749,945 and $1,526,708, respectively, for the three and six months ended June 30, 2016, on a pro forma basis. Other operating expenses on a pro forma basis amounted to $426,799 and $585,646 for the three months ended June 30, 2017 and 2016, and $881,298 and $1,187,145 for the six months ended June 30, 2017 and 2016, for our Cablevision segment and amounted to $166,891 and $164,299 for the three months ended June 30, 2017 and 2016, and $325,829 and $339,563 for the six months ended June 30, 2017 and 2016, for our Cequel segment. The pro forma decrease of $156,255 (21%) and $319,581 (21%) for the three and six months ended June 30, 2017, respectively, as compared to the prior year periods is attributable to the following:

	Three Months	Six Months
Cablevision segment:
Decrease primarily in employee related costs related to the elimination of certain positions (including the impact of the decline in headcount resulting from the ATS agreement), and lower net benefits, partially offset by merit increases	$(132,730)	$(209,972)
Decrease in costs primarily related to the sale of Newsday in July 2016	(45,797)	(91,474)
Decrease in repairs and maintenance costs relating to our operations	(12,441)	(20,267)
Decrease in product development costs and product consulting fees	(10,844)	(18,997)
Increase in capitalization of certain costs primarily due to a change to the asset-based approach for estimating capitalization	(6,202)	(18,958)
Decrease in share-based compensation and long-term incentive plan awards expense	(1,655)	(12,088)
Increase in contractor costs due primarily to the execution of the ATS agreement	41,625	42,146
Increase due to Altice management fee for certain executive services	5,000	10,000
Increase in sales and marketing costs	12,095	20,078
Other net decreases	(7,898)	(6,315)
	(158,847)	(305,847)
Cequel segment:
Decrease primarily in salaries and benefits related to the elimination of certain positions in connection with the initiatives to simplify the Company's organizational structure, partially offset by a decrease in capitalizable activity	$(12,547)	$(29,300)
Decrease in contract labor costs	(912)	(2,965)
Increase in share-based compensation	7,019	10,757
Increase in consulting and professional fees	6,587	8,726
Other net increase (decrease)	2,445	(952)
	2,592	(13,734)
	$(156,255)	$(319,581)

Restructuring and Other Expense
Actual Three and Six Months ended June 30, 2017 Compared to Actual Three and Six Months Ended June 30, 2016
Restructuring and other expense for the three and six months ended June 30, 2017 of $12,388 and $89,317, respectively ($11,171 and $69,818 for our Cablevision segment and $1,217 and $19,499 for our Cequel segment) as compared to $99,701 and $107,270 for the three and six months ended June 30, 2016 ($98,715 for our Cablevision segment for both periods and $986 and $8,555 for our Cequel segment). These amounts primarily relate to severance and other employee related costs resulting from headcount reductions related to initiatives which commenced in 2016 that are intended to simplify the Company's organizational structure. We currently anticipate that additional restructuring expenses will be recognized as we continue to analyze our organizational structure.
Actual Three and Six Months Ended June 30, 2017 Compared to Pro Forma Three and Six Months Ended June 30, 2016
Restructuring and other expense for the three and six months ended June 30, 2017 was $12,388 and $89,317, respectively, compared to $106,069 and $114,675 ($105,252 and $106,289 for our Cablevision segment and $817 and $8,386 for our Cequel segment) for the three and six months ended June 30, 2016, on a pro forma basis.
Restructuring and other expense for the three and six months ended June 30, 2017, as well as for the three and six months ended June 30, 2016 primarily relate to severance and other employee related costs resulting from headcount reductions related to initiatives which commenced in 2016 that are intended to simplify the Company’s organizational structure. Restructuring and other expense for the three and six months ended June 30, 2016 related to Cablevision includes adjustments related to prior restructuring plans of $1,262 and $2,299 on a pro forma basis, respectively.
Depreciation and Amortization
Actual Three and Six Months ended June 30, 2017 Compared to Actual Three and Six Months Ended June 30, 2016
Depreciation and amortization for the three and six months ended June 30, 2017 amounted to $706,787 and $1,315,511, respectively, of which $542,201 and $985,377 relates to our Cablevision segment and $164,586 and $330,134 relates to our Cequel segment. Depreciation and amortization for the three and six months ended June 30, 2016 of $214,100 and $415,000 primarily relates to our Cequel segment.
Actual Three and Six Months Ended June 30, 2017 Compared to Pro Forma Three and Six Months Ended June 30, 2016
Depreciation and amortization for the three and six months ended June 30, 2017 was $706,787 and $1,315,511, respectively, compared to $611,699 and $1,247,760, respectively for the three and six months ended June 30, 2016, on a pro forma basis. The pro forma increase of $95,088 (16%) for the three months ended June 30, 2017 as compared to the prior year period is comprised of a $100,042 (23%) pro forma increase for our Cablevision segment, partially offset by a pro forma decrease of $4,954 (3%) for our Cequel segment. The pro forma increase of $67,751 (5%) for the six months ended June 30, 2017 as compared to the prior year period is comprised of a $108,057 (12%) pro forma increase for our Cablevision segment, partially offset by a pro forma decrease of $40,306 (11%) for our Cequel segment. The pro forma increase for our Cablevision segment is primarily due to the acceleration of amortization on its trade name intangible assets in connection with the announcement, on May 23, 2017, of the adoption of a global brand that will replace the Optimum brand in the future, as well as depreciation on new assets additions. For Cequel, the decrease is due primarily to lower amortization expense for certain intangible assets that are being amortized using an accelerated method, partially offset by an increase resulting from revisions made to the fair value of assets acquired resulting from the finalization in the fourth quarter of 2016 of the purchase price allocation in connection with the Cequel Acquisition.
Adjusted EBITDA
Actual Three and Six Months ended June 30, 2017 Compared to Actual Three and Six Months Ended June 30, 2016
Adjusted EBITDA amounted to $994,036 and $1,935,771 for the three and six months ended June 30, 2017, of which $678,644 and $1,305,717 relates to our Cablevision segment and $315,392 and $630,054 relates to our Cequel segment. Adjusted EBITDA of $359,204 and $621,933 for the three and six months ended June 30, 2016, primarily relates to our Cequel segment. Adjusted EBITDA is a non-GAAP measure that is defined as net loss excluding income taxes, loss from discontinued operations, other non-operating income or expenses, loss on extinguishment of debt and write-off of deferred financing costs, gain (loss) on interest rate swap contracts, gain (loss) on equity derivative contracts, gain (loss) on investments, interest expense (including cash interest expense), interest income, depreciation and amortization

(including impairments), share-based compensation expense, restructuring expense or credits and transaction expenses.  See reconciliation of net loss to adjusted EBITDA above.
For our Cequel segment, adjusted EBITDA increased $27,383 (10%) and $79,316 (14%) for the three and six months ended June 30, 2017 as compared to the same periods in the prior year.  The increases are due primarily to increases in revenue and decreases in operating expenses (excluding depreciation and amortization, restructuring expense and other expenses and share-based compensation).
Actual Three and Six Months Ended June 30, 2017 Compared to Pro Forma Three and Six Months Ended June 30, 2016
Adjusted EBITDA for the three and six months ended June 30, 2017 was $994,036 and $1,935,771 compared to $815,656 and $1,559,244 for the three and six months ended June 30, 2016, on a pro forma basis. The pro forma increase of $178,380 (22%) for the three months ended June 30, 2017 as compared to the prior year period consists of a pro forma increase of $150,997 (29%) for our Cablevision segment and a pro forma increase of $27,383 (10%) for our Cequel segment. The pro forma increase of $376,527 (24%) for the six months ended June 30, 2017 as compare to the prior year period consists of a pro forma increase of $297,212 (29%) for our Cablevision segment and a pro forma increase of $79,315 (14%) for our Cequel segment. The pro forma increases for the three and six months were due primarily to increases in revenue and decreases in operating expenses (excluding depreciation and amortization, restructuring and other expense and share‑based compensation), as discussed above.
Interest Expense, net
Actual Three and Six Months ended June 30, 2017 Compared to Actual Three and Six Months Ended June 30, 2016
Interest expense, net was $420,192 and $287,827, for the three months ended June 30, 2017 and 2016, and $853,254 and $557,241 for the six months ended June 30, 2017 and 2016, respectively, and includes interest on debt issued to finance the Cablevision Acquisition and Cequel Acquisition, as well as interest on debt assumed in connection with these acquisitions.
Actual Three and Six Months Ended June 30, 2017 Compared to Pro Forma Three and Six Months Ended June 30, 2016
Interest expense, net amounted to $420,192 and $853,254 for the three and six months ended June 30, 2017 and $442,393 and $878,994 for the three and six months ended June 30, 2016, on a pro forma basis. The pro forma decreases of $22,201 (5%) and $25,740 (3%) for the three and six months ended June 30, 2017, respectively, as compared to the prior year periods are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2017
Decrease due to decline in average debt balances and interest rates on our indebtedness	$(21,410)	$(20,154)
Lower interest income	805	1,424
Other net decreases, primarily amortization of deferred financing costs	(1,596)	(7,010)
	$(22,201)	$(25,740)
See "Liquidity and Capital Resources" discussion below for a detail of our borrower groups.
Gain on Investments, net
Actual Three and Six Months ended June 30, 2017 Compared to Actual Three and Six Months Ended June 30, 2016
Gain on investments, net for the three and six months ended June 30, 2017 of $57,130 and $188,788 consists primarily of the increase in the fair value of Comcast common stock owned by the Company for the period. The effects of these gains are partially offset by the losses on the related equity derivative contracts, net described below.
Actual Three and Six Months Ended June 30, 2017 Compared to Pro Forma Three and Six Months Ended June 30, 2016
Gain on investments, net for the three and six months ended June 30, 2017 amounted to $57,130 and $188,788, respectively, and for the three and six months ended June 30, 2016 amounted to $88,259 and $188,624 on a pro forma basis, assuming the Cablevision Acquisition occurred on January 1, 2016 and consists primarily of the increase in the fair value of Comcast common stock owned by the Company. The effects of these gains are partially offset by the losses on the related equity derivative contracts, net described below.
Loss on Equity Derivative Contracts, net
Actual Three and Six Months ended June 30, 2017 Compared to Actual Three and Six Months Ended June 30, 2016
Loss on equity derivative contracts, net for the three and six months ended June 30, 2017 of $66,463 and $137,507 consists of unrealized and realized losses, net due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these loss are offset by the gain on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.
Actual Three and Six Months Ended June 30, 2017 Compared to Pro Forma Three and Six Months Ended June 30, 2016
Loss on equity derivative contracts, net for the three and six months ended June 30, 2017 was $66,463 and $137,507 compared to $15,616 and $63,628 for the three and six months ended June 30, 2016, on a pro forma basis, assuming the Cablevision Acquisition occurred on January 1, 2016 and consists of unrealized and realized losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company.
Gain on interest rate swap contracts
Gain on interest rate swap contracts was $9,146 and $11,488 for the three and six months ended June 30, 2017 as compared to $40,241 for the three and six months ended June 30, 2016. These amounts represent the increase in fair value of the fixed to floating interest rate swaps entered into by our Cequel segment in June 2016. The objective of these swaps is to cover the exposure to changes in the market interest rate of the $1,500,000 principal amount of the Cequel 2026 Senior Secured Notes. These swap contracts are not designated as hedges for accounting purposes.
Loss on extinguishment of debt and write-off of deferred financing costs
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $561,382 for the three and six months ended June 30, 2017 and includes the premium of $513,723 related to the notes payable to affiliates and related parties that were converted into shares of the Company’s common stock, $18,976 related to the Cablevision Extension Amendment and the redemption of senior notes, and $28,684 related to the Cequel Extension Amendment and the redemption of senior notes.
Loss on extinguishment of debt amounted to $19,948 for the three and six months ended June 30, 2016 and related to the repayment and termination of the Cequel credit facility.
Income Tax Expense
Actual Three and Six Months ended June 30, 2017 Compared to Actual Three and Six Months Ended June 30, 2016
Income tax benefit for the three and six months ended June 30, 2017 amounted to $249,068 and $294,976, respectively, reflecting an effective tax rate of 34% and 35%, respectively. Nondeductible share-based compensation expense for the three and six months ended June 30, 2017 resulted in tax expense of $7,231 and $10,371, respectively. The Company is required to use an estimated annual effective tax rate to measure the tax benefit or expense recognized in an interim period.
The Company recorded income tax expense of $91,293 and $16,898 for the three and six months ended June 30, 2016, respectively. On June 9, 2016 the common stock of Cequel Corporation was contributed to the Company. On June 21, 2016, the Company completed its acquisition of Cablevision. Accordingly, Cequel and Cablevision joined the federal consolidated and certain state combined income tax returns of the Company. As a result, the applicate tax rate used to measure deferred tax assets and liabilities increased, resulting in a non-cash deferred income tax charge of $153,660 in the second quarter of 2016. In addition there was no state income tax benefit on the pre-merger accrued interest at Finco, resulting in additional deferred tax expense of $7,506 and $15,846 for the three and six months ended June 30, 2016, respectively.
Actual Three and Six Months Ended June 30, 2017 Compared to Pro Forma Three and Six Months Ended June 30, 2016
Income tax benefit for the three and six months ended June 30, 2017 was $249,068 and $294,976, respectively, reflecting an effective tax rate of 34% and 35%, respectively. Nondeductible share-based compensation expense for the three and six months ended June 30, 2017 resulted in tax expense of $7,231 and $10,371, respectively. The Company is required to use an estimated annual effective tax rate to measure the tax benefit or expense recognized in an interim period.
Income tax benefit on a pro forma basis amounted to $92,916 and $200,755 for the three and six months ended June 30, 2016, respectively. In 2016, there was no state income tax benefit on the pre-Merger accrued interest at Finco, resulting in additional deferred tax expense of $7,506 and $15,846 for the three and six months ended June 30, 2016, respectively.
Liquidity and Capital Resources
Altice USA has no operations independent of its subsidiaries, Cablevision and Cequel, which are funded separately. Funding for our subsidiaries has generally been provided by cash flow from their respective operations, cash on hand and borrowings under their revolving credit facilities and the proceeds from the issuance of securities and borrowings under syndicated term loans in the capital markets.  Our decision as to the use of cash generated from operating activities, cash on hand, borrowings under the revolving credit facilities or accessing the capital markets has been based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, the timing of cash flow generation and the cost of borrowing under the revolving credit facilities, debt securities and syndicated term loans. We manage our business to a long-term net leverage ratio target of 5.0x. We calculate our consolidated net leverage ratio as net debt to L2QA EBITDA (Adjusted EBITDA for the two most recent consecutive fiscal quarters multiplied by 2.0).
We expect to utilize free cash flow and availability under the revolving credit facilities, as well as future refinancing transactions to further extend the maturities of, or reduce the principal on, our debt obligations. The timing and terms of any refinancing transactions will be subject to, among other factors, market conditions. Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from other borrowings to repay the outstanding debt securities through open market purchases, privately negotiated purchases, tender offers, or redemption provisions.
We believe existing cash balances, operating cash flows and availability under our revolving credit facilities will provide adequate funds to support our current operating plan, make planned capital expenditures and fulfill our debt service requirements for the next twelve months. However, our ability to fund our operations, make planned capital expenditures, make scheduled payments on our indebtedness and repay our indebtedness depends on our future operating performance and cash flows and our ability to access the capital markets, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Our collateralized debt maturing in the next 12 months will be settled with proceeds from monetization contracts entered into pursuant to the Synthetic Monetization Closeout discussed below. However, competition, market disruptions or a deterioration in economic conditions could lead to lower demand for our products, as well as lower levels of advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under the revolving credit facilities will be available when, and if, needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets or other conditions.  The obligations of the financial institutions under the revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.
In the longer term, we do not expect to be able to generate sufficient cash from operations to fund anticipated capital expenditures, meet all existing future contractual payment obligations and repay our debt at maturity.  As a result, we will be dependent upon our continued access to the capital and credit markets to issue additional debt or equity or refinance existing debt obligations.  We will need to raise significant amounts of funding over the next several years to fund capital expenditures, repay existing obligations and meet other obligations, and the failure to do so successfully could adversely affect our business.  If we are unable to do so, we will need to take other actions including deferring capital expenditures, selling assets, seeking strategic investments from third parties or reducing or eliminating discretionary uses of cash.
Initial Public Offering
In June 2017, the Company completed its IPO of 71,724,139 shares of its Class A common stock (12,068,966 shares sold by the Company and 59,655,173 shares sold by existing shareholders) at a price to the public of $30.00 per share, including the underwriters full exercise of their option to purchase 7,781,110 shares to cover overallotments . The Company’s Class A common stock began trading on June 22, 2017, on the New York Stock Exchange under the symbol “ATUS”.
In connection with the sale of its Class A common stock, the Company received proceeds of approximately $362,069, before deducting the underwriting discount and expenses directly related to the issuance of the securities of $12,913. The Company did not receive any proceeds from the sale of shares by the selling stockholders. In July 2017, the Company used approximately $350,120 of the proceeds to fund the redemption of $315,779 principal amount of 10.875% senior notes that mature in 2025 issued by CSC Holdings, an indirect wholly-owned subsidiary of the Company, and the related call premium of approximately $34,341. Such cash has been classified as restricted cash on the Company's balance sheet as of June 30, 2017.
Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of deferred financing costs, discounts and premiums (excluding accrued interest), as well as interest expense and pro forma interest expense.

	As of June 30, 2017
	Cablevision	Cequel	Altice USA	Eliminations	Total
Debt outstanding:
Credit facility debt	$3,606,028	$1,256,661	$—	$—	$4,862,689
Senior guaranteed notes	2,290,319	—	—	—	2,290,319
Senior secured notes	—	2,568,628	—	—	2,568,628
Senior notes and debentures (a)	8,947,536	2,754,502	—	—	11,702,038
Capital lease obligations	17,654	2,036	—	—	19,690
Notes payable (includes $66,436 related to collateralized debt)	87,631	—	—	—	87,631
Subtotal	14,949,168	6,581,827	—	—	21,530,995
Notes payable to affiliates and related parties	—	—	—	—	—
Collateralized indebtedness relating to stock monetizations (b)	1,308,388	—	—	—	1,308,388
Total debt	$16,257,556	$6,581,827	$—	$—	$22,839,383
Interest expense:
Credit facility debt, senior notes, capital leases and notes payable	$520,947	$207,356	$3,069	$(3,069)	$728,303
Notes payable to affiliates and related parties	—	—	90,405	—	90,405
Collateralized indebtedness relating to stock monetizations (b)	34,958	—	—	—	34,958
Total interest expense	$555,905	$207,356	$93,474	$(3,069)	$853,666

(a)
In July 2017, the Company used approximately $350,120 of the proceeds from the Company's IPO discussed above, to fund the redemption of $315,779 principal amount of 10.875% senior notes that mature in 2025 issued by CSC Holdings, a wholly-owned subsidiary of Cablevision, and the related call premium of approximately $34,341.

(b)
This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts, (ii) delivering cash from the net proceeds on new monetization contracts, or (iii) delivering cash from the proceeds of monetization contracts entered into pursuant to the Synthetic Monetization Closeout discussed below.

The following table provides details of our outstanding credit facility debt as of June 30, 2017:

	Maturity Date	Interest Rate	Principal	Carrying Value (a)
Cablevision:
CSC Holdings Revolving Credit Facility (b)	$20,000 on October 9, 2020, remaining balance on November 30, 2021	4.50%	$650,256	$622,829
CSC Holdings Term Credit Facility	July 17, 2025	3.46%	3,000,000	2,983,199
Cequel:
Revolving Credit Facility	November 30, 2021	—	—	—
Term Credit Facility (c)	July 28, 2025	3.47%	1,265,000	1,256,661
				$4,862,689

(a)	The unamortized discounts and deferred financing costs amounted to $52,567 at June 30, 2017.

(b)
At June 30, 2017, $91,273 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $1,558,471 of the facility was undrawn and available, subject to covenant limitations.

(c)
At June 30, 2017, $16,575 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $333,425 of the facility was undrawn and available, subject to covenant limitations.

Payment Obligations Related to Debt
As of June 30, 2017, total amounts payable by us in connection with our outstanding obligations (giving effect to the Extension Amendment discussed below) during the period below and thereafter, including related interest, as well as notes payable to affiliates and related parties, capital lease obligations, notes payable, and the value deliverable at maturity under monetization contracts are as follows:

	Cablevision (a)	Cequel	Total

2017	$1,294,449	$189,624	$1,484,073
2018	2,573,677	378,024	2,951,701
2019	1,439,738	377,267	1,817,005
2020	1,364,452	1,426,807	2,791,259
2021	3,938,280	1,559,306	5,497,586
Thereafter	12,186,904	5,260,340	17,447,244
Total	$22,797,500	$9,191,368	$31,988,868

(a)
Included is $1,591,962 related to the Company's obligations (including related interest) in connection with monetization contracts it has entered into.  This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts, (ii) delivering cash from the net proceeds on new monetization contracts, or (iii) delivering cash from the proceeds of monetization contracts entered into pursuant to the Synthetic Monetization Closeout discussed below.

CSC Holdings Restricted Group
CSC Holdings and those of its subsidiaries which conduct our broadband, pay television and telephony services operations, as well as Lightpath, which provides Ethernet-based data, Internet, voice and video transport and managed services to the business market, comprise the "Restricted Group" as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.
Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its credit facility and issuance of securities in the capital markets, contributions from its parent, and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group's principal uses of cash include:

capital spending, in particular, the capital requirements associated with the upgrade of its digital broadband, pay television and telephony services (including enhancements to its service offerings such as a broadband wireless network (WiFi)); debt service, including distributions made to Cablevision to service interest expense and principal repayments on its debt securities; other corporate expenses and changes in working capital; and investments that it may fund from time to time.
Cablevision Credit Facilities
On October 9, 2015, Finco, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 (the “CVC Term Loan Facility”, and the term loans extended under the CVC Term Loan Facility, the “CVC Term Loans”) and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,300,000 (the “CVC Revolving Credit Facility” and, together with the CVC Term Loan Facility, the “CVC Credit Facilities”), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016 and March 15, 2017, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the “CVC Credit Facilities Agreement”).
During the six months ended June 30, 2017, CSC Holdings borrowed $725,000 under its revolving credit facility ($500,000 was used to make cash distributions to its shareholders) and made repayments aggregating $250,000 with cash on hand. In July 2017, CSC Holdings borrowed $125,000 under its revolving credit facility.
CSC Holdings was in compliance with all of its financial covenants under the CVC Credit Facilities Agreement as of June 30, 2017.
See Note 9 to our consolidated financial statements for further information regarding the CSC Holdings Credit Facilities Agreement.
Cequel Credit Facilities
On June 12, 2015, Altice US Finance I Corporation, a wholly-owned subsidiary of Cequel, entered into a senior secured credit facility which currently provides U.S. dollar term loans in an aggregate principal amount of $1,265,000 (the “Cequel Term Loan Facility” and the term loans extended under the Cequel Term Loan Facility, the “Cequel Term Loans”) and U.S. dollar revolving loan commitments in an aggregate principal amount of $350,000 (the “Cequel Revolving Credit Facility” and, together with the Cequel Term Loan Facility, the “Cequel Credit Facilities”) which are governed by a credit facilities agreement entered into by, inter alios, Altice US Finance I Corporation, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on October 25, 2016, December 9, 2016 and March 15, 2017, and as further amended, restated, supplemented or modified from time to time, the “Cequel Credit Facilities Agreement”).
Cequel was in compliance with all of its financial covenants under the Cequel Credit Facilities Agreement as of June 30, 2017.
See Note 9 to our consolidated financial statements for further information regarding the Cequel Credit Facilities Agreement.
Senior Notes
In July 2017, the Company used approximately $350,120 of the proceeds from the Company's IPO discussed above, to fund the redemption of $315,779 principal amount of senior notes that mature in 2025 issued by CSC Holdings, a wholly-owned subsidiary of the Company, and the related call premium of approximately $34,341. See Note 9 of our consolidated financial statements for further details.
In April 2017, the Company redeemed $500,000 of the 8.625% Senior Notes due September 2017 issued by Cablevision from proceeds of the CSC Holdings Term Loan pursuant to the March 15, 2017 amendment.
In April 2017, the Company redeemed $450,000 of the 6.375% Senior Notes due September 15, 2020 issued by Cequel and Cequel Capital from proceeds of the Cequel Term Loan pursuant to the March 15, 2017 amendment.

Capital Expenditures
The following tables provide details of the Company's capital expenditures:

	Three Months Ended
	June 30, 2017			June 30, 2016			June 30, 2016 - Pro forma (a)
	Cablevision	Cequel	Total	Cablevision	Cequel	Total	Cablevision	Cequel	Total
Customer premise equipment	$51,294	$24,055	$75,349	$40	$35,471	$35,511	$33,708	$35,471	$69,179
Network infra-structure	35,951	19,956	55,907	104	8,259	8,363	89,747	8,259	98,006
Support and other	28,578	13,618	42,196	—	8,298	8,298	35,188	8,298	43,486
Business services	21,415	7,368	28,783	6	11,188	11,194	22,986	11,188	34,174
Capital purchases (cash basis)	$137,238	$64,997	$202,235	$150	$63,216	$63,366	$181,629	$63,216	$244,845
Capital purchases (including accrued not paid)	$154,821	$73,250	$228,071	$10,248	$79,873	$90,121	$193,751	$79,873	$273,624

	Six Months Ended
	June 30, 2017			June 30, 2016			June 30, 2016 - Pro forma (a)
	Cablevision	Cequel	Total	Cablevision	Cequel	Total	Cablevision	Cequel	Total
Customer premise equipment	$98,970	$52,333	$151,303	$40	$78,009	$78,049	$68,458	$78,009	$146,467
Network infra-structure	110,898	45,984	156,882	104	18,422	18,526	149,356	18,422	167,778
Support and other	66,776	22,072	88,848	—	13,224	13,224	68,324	13,224	81,548
Business services	44,993	17,636	62,629	6	19,766	19,772	44,143	19,766	63,909
Capital purchases (cash basis)	$321,637	$138,025	$459,662	$150	$129,421	$129,571	$330,281	$129,421	$459,702
Capital purchases (including accrued not paid)	$270,441	$120,574	$391,015	$10,248	$153,788	$164,036	$346,335	$153,788	$500,123

(a)	Reflects capital expenditures on a pro forma basis as if the Cablevision Acquisition had occurred on January 1, 2016.
Customer premise equipment includes expenditures for set-top boxes, cable modems and other equipment that is placed in a customer's home, as well as customer installation costs. Network infrastructure includes: (i) scalable infrastructure, such as headend equipment, (ii) line extensions, such as fiber/coaxial cable, amplifiers, electronic equipment, make-

ready and design engineering, and (iii) upgrade and rebuild, including costs to modify or replace existing fiber/coaxial cable networks, including enhancements. Support and other capital expenditures includes costs associated with the replacement or enhancement of non-network assets, such as office equipment, buildings and vehicles. Business services capital expenditures include primarily equipment, installation, support, and other costs related to our fiber based telecommunications business.
Cash Flow Discussion
Continuing Operations - Altice USA
Operating Activities
Net cash provided by operating activities amounted to $700,940 for the six months ended June 30, 2017 compared to $173,018 for the six months ended June 30, 2016.  The 2017 cash provided by operating activities resulted from $1,036,814 of income before depreciation and amortization and non-cash items and an increase in deferred revenue of $10,614, partially offset by $201,971 resulting from a decrease in accounts payable and accrued expenses, a net decrease of $114,384 in amounts due to affiliates, a net increase in current and other assets of $21,633 and a decrease in liability related to interest rate swap contracts of $8,500.
The 2016 cash provided by operating activities resulted from an increase in accounts payable, accrued expenses and deferred revenue aggregating $273,656 and $28,806 of income before depreciation and amortization and non-cash items, partially offset by an increase of $89,203 in other assets and a decrease in liability related to interest rate swap contracts of $40,241.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2017 was $506,028 compared to $9,117,374 for the six months ended June 30, 2016.  The 2017 investing activities consisted primarily of capital expenditures of $459,662, payments for acquisitions, net of cash acquired of $43,608, and $2,758 in other cash payments.
The 2016 investing activities consisted primarily of payments for the Cablevision Acquisition of $8,988,774 and capital expenditures of $129,570, partially offset by net proceeds from the disposal of assets of $970.
Financing Activities
Net cash used in financing activities amounted to $72,692 for the six months ended June 30, 2017 compared to net cash provided by financing activities of $756,975 for the six months ended June 30, 2016.  In 2017, the Company's financing activities consisted primarily of repayments of credit facility debt of $3,573,750, redemption and repurchase of senior notes, including premiums and fees of $979,280, dividend distributions to shareholders of $839,700, payments of collateralized indebtedness and related derivative contracts of $483,081, principal payments on capital lease obligations of $8,061, and additions to deferred financing costs of $7,352, partially offset by proceeds from credit facility debt of $4,977,425, proceeds from collateralized indebtedness of $490,816, net proceeds from the Company's IPO of $349,156 and contributions from shareholders of $1,135.
In 2016, the Company's financing activities consisted of proceeds from credit facility debt of $1,820,256, proceeds from notes payable to affiliates and related parties of $1,750,000 and contribution from shareholders of $1,200,973, partially offset by repayments credit facility debt of $3,995,927, additions to deferred financing costs of $12,396, principal payments on capital lease obligations of $5,849 and excess tax benefit on share based awards of $82.
Settlements of Collateralized Indebtedness
The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts during the six months ended June 30, 2017:

Number of shares (a)	16,139,868
Collateralized indebtedness settled	$(467,803)
Derivative contracts settled	(15,278)
(483,081)
Proceeds from new monetization contracts	490,816
Net cash payment	$7,735
______________________

(a)	Share amounts are adjusted for the 2 for 1 stock split in February 2017.
The cash to settle the collateralized indebtedness was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract's upside appreciation limit with downside exposure limited to the respective hedge price.
Additionally, in April 2017, the Company entered into new monetization contracts related to 32,153,118 shares of Comcast common stock held by Cablevision, which synthetically reversed the existing contracts related to these shares (the "Synthetic Monetization Closeout"). As the existing collateralized debt matures, the Company will settle the contracts with proceeds received from the new monetization contracts. The new monetization contracts mature on April 28, 2021. The new monetization contracts provide the Company with downside protection below the hedge price of $35.47 and upside benefit of stock price appreciation up to $44.72 per share. In connection with the execution of these contracts, the Company recorded (i) the fair value of the equity derivative contracts of $64,793 (in a net asset position), (ii) notes payable of $111,657, representing the fair value of the existing equity derivative contracts, in a liability position, and (iii) a discount on debt of $46,864.
Commitments and Contingencies
As of June 30, 2017, the Company's commitments and contingencies for continuing operations not reflected in the Company's balance sheet decreased to approximately $7,073,000 as compared to approximately $7,733,000 at December 31, 2016. This decrease relates primarily to payments made pursuant to programming commitments during the six months ended June 30, 2017.
Other Events
Dividends and Distributions
The Company made cash distributions of $839,700 during the six months ended June 30, 2017, $500,000 of which were funded with proceeds from borrowings under CSC Holdings' revolving credit facility.
Recently Issued But Not Yet Adopted Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2017‑09, Compensation- Stock Compensation (Topic 718). ASU No. 2017‑09 provides clarity and guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017‑09 becomes effective for us on January 1, 2018 with early adoption permitted and will be applied prospectively.
In March 2017, the FASB issued ASU No. 2017‑07 Compensation-Retirement Benefits (Topic 715). ASU No. 2017‑07 requires that an employer disaggregate the service cost component from the other components of net benefit cost. It also provides guidance on how to present the service cost component and the other components of net benefit cost in the income statement and what component of net benefit cost is eligible for capitalization. ASU No. 2017‑07 becomes effective for the Company on January 1, 2018 with early adoption permitted and will be applied retrospectively. The Company has not yet completed the evaluation of the effect that ASU No. 2017‑07 will have on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017‑04, Intangibles-Goodwill and Other (Topic 350). ASU No. 2017‑04 simplifies the subsequent measurement of goodwill by removing the second step of the two‑step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017‑04 becomes effective for us on January 1, 2020 with early adoption permitted and will be applied prospectively.
In January 2017, the FASB issued ASU No. 2017‑01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which amends Topic 805 to interpret the definition of a business by adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance becomes effective for us on January 1, 2019 with early adoption permitted and will be applied prospectively.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU No. 2016-15 also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The new guidance becomes effective for the Company on January 1, 2018 with early adoption permitted and will be applied retrospectively. The Company has not yet completed the evaluation of the effect that ASU No. 2016-15 will have on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance becomes effective for us on January 1, 2019 with early adoption permitted and will be applied using the modified retrospective method. We have not yet completed the evaluation of the effect that ASU No. 2016-02 will have on its consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU No. 2016-01 modifies how entities measure certain equity investments and also modifies the recognition of changes in the fair value of financial liabilities measured under the fair value option. Entities will be required to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. For financial liabilities measured using the fair value option, entities will be required to record changes in fair value caused by a change in instrument-specific credit risk (own credit risk) separately in other comprehensive income. ASU No. 2016-01 becomes effective for us on January 1, 2018.  We have not yet completed the evaluation of the effect that ASU No. 2016-01 will have on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective and allows the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14 that approved deferring the effective date by one year so that ASU No. 2014-09 would become effective for us on January 1, 2018. The FASB also approved, in July 2015, permitting the early adoption of ASU No. 2014-09, but not before the original effective date for the Company of January 1, 2017.
In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, in order to clarify the Codification and to correct any unintended application of the guidance. These items are not expected to have a significant effect on the current accounting standard. The amendments in this update affect the guidance in ASU No. 2014-09, which is not yet effective. ASU No. 2014-09 will be effective, reflecting the one-year deferral, for interim and annual periods beginning after December 15, 2017 (January 1, 2018 for the Company). Early adoption of the standard is permitted but not before the original effective date. Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are in the process of evaluating the impact that the adoption of ASU No. 2014-09 will have on our consolidated financial statements and selecting the method of transition to the new standard. We currently expect the adoption to impact the timing of the recognition of residential installation revenue and the recognition of commission expenses.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
All dollar amounts, except per share data, included in the following discussion are presented in thousands.
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2017, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value on our consolidated balance sheet and the collateralized indebtedness is carried at its principal value, net of the unamortized fair value adjustment for contracts that existed at the date of the Cablevision Acquisition. The fair value adjustment is being amortized over the term of the related indebtedness.  The carrying value of our collateralized indebtedness amounted to $1,308,388 at June 30, 2017.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.
As of June 30, 2017, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,671,818.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $167,182.  As of June 30, 2017, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $74,916, a net liability position.  For the three and six months ended June 30, 2017, we recorded a net loss of $66,463 and $137,507, respectively, related to our outstanding equity derivative contracts and recorded an unrealized gain of $57,130 and $188,788, respectively, related to the Comcast common stock that we held.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2016, net liability position	$(2,202)
Fair value of new equity derivative contracts	64,793
Change in fair value, net	(137,507)
Fair value as of June 30, 2017, net liability position	$(74,916)
The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for the Comcast common stock monetized via an equity derivative prepaid forward contract are summarized in the following table:

		Hedge Price	Cap Price (b)
# of Shares Deliverable (a)	Maturity	per Share (a)	Low	High

10,675,500	2017	$27.98-$29.52	$35.42	$36.37
16,139,868	2018	$30.84-$33.61	$37.00	$40.33
16,139,868	2021	$29.25- $35.47	$43.88	$44.80

(a)
Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)	Represents the price up to which we receive the benefit of stock price appreciation.

Fair Value of Debt:  At June 30, 2017, the fair value of our fixed rate debt of $19,883,985 was higher than its carrying value of $17,957,003 by $1,926,982.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their principal values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2017 would increase the estimated fair value of our fixed rate debt by $481,742 to $20,365,728.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Interest Rate Risk
In June 2016, Altice US Finance I Corporation entered into two new fixed to floating interest rate swaps. One fixed to floating interest rate swap is converting $750,000 from a fixed rate of 1.6655% to six-month LIBOR and a second tranche of $750,000 from a fixed rate of 1.68% to six-month LIBOR. The objective of these swaps is to cover the exposure of the 2026 Senior Secured Notes to changes in the market interest rate.
These swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statement of operations. For the three and six months ended June 30, 2017, the Company recorded a gain on interest rate swap contracts of $9,146 and $11,488, respectively.
As of June 30, 2017, our outstanding interest rate swap contracts had an aggregate fair value and carrying value of $70,323 reflected in “liabilities under derivative contracts” on our consolidated balance sheet.
We do not hold or issue derivative instruments for trading or speculative purposes.
Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control
During the six months ended June 30, 2017, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.        Legal Proceedings
Refer to Note 15 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities
We had no unregistered sales of equity securities during the period covered by this report.

(b)	Use of Proceeds
On June 22, 2017, we completed our IPO, in which we sold 12,068,966 shares of Class A Common Stock and selling shareholders sold 51,874,063 shares of Class A Common Stock, at a price of $30.00 per share. Additionally, on June 22, 2017, the selling shareholders sold 7,781,110 shares of Class A Common Stock at a price of $30.00 per share pursuant to the exercise of an overallotment option granted to the underwriters in connection with the offering. The offer and sale of all of the shares of our Class A Common Stock were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-1 (Registration No. 333-217240), which was declared effective by the SEC on June 21, 2017.
The managing underwriters of our IPO, which has now terminated, were J.P. Morgan, Morgan Stanley, Citigroup and Goldman Sachs & Co. The aggregate offering price for shares sold in the offering was approximately $2,151.7 million (including shares sold pursuant to the exercise of the overallotment option). We did not receive any proceeds from the sale of shares by the selling shareholders. We received approximately $349.2 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $11.9 million and other offering expenses of approximately $1 million.
There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus. On July 10, 2017, the Company used approximately $350,120 of the proceeds to fund the redemption of $315,779 principal amount of 2025 Senior Notes issued by CSC Holdings, a wholly-owned subsidiary of the Company, and the related call premium of approximately $34,341. Pending the redemption of the notes and the premium and interest paid, we invested the net proceeds in money market funds.
Item 6.        Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101
The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 filed with the Securities and Exchange Commission on August 3, 2017, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statement of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.

Date:	August 3, 2017		/s/ Charles Stewart
		By:	Charles Stewart as Co-President and Chief Financial Officer