Form 10-Q
period 2017-09-30
Altice USA, Inc.
filed 2017-11-06
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

001-38126		38-3980194
Altice USA, Inc.
Delaware
1111 Stewart Avenue
Bethpage, New York 11714
(516) 803-2300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files). Yes   ☒    No ☐
Indicate by check mark whether each Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒

Number of shares of common stock outstanding as of October 27, 2017:	737,068,966

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

Item 1. Financial Statements

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)

ASSETS

	September 30, 2017	December 31, 2016
	(Unaudited)

Current Assets:
Cash and cash equivalents	$550,131	$486,792
Restricted cash	45,205	16,301
Accounts receivable, trade (less allowance for doubtful accounts of $14,018 and $11,677)	344,742	349,626
Prepaid expenses and other current assets (including a prepayment to an affiliate of $11,296 in 2017) (See Note 14)	109,652	88,151
Amounts due from affiliates	21,153	22,182
Investment securities pledged as collateral	—	741,515
Derivative contracts	54,578	352
Total current assets	1,125,461	1,704,919
Property, plant and equipment, net of accumulated depreciation of $2,181,306 and $1,039,297	6,161,511	6,597,635
Investment in affiliates	1,694	5,606
Investment securities pledged as collateral	1,652,917	741,515
Derivative contracts	—	10,604
Other assets (including a prepayment to an affiliate of $2,570 in 2017) (See Note 14)	49,394	48,545
Amortizable customer relationships, net of accumulated amortization of $1,207,217 and $580,276	4,763,667	5,345,608
Amortizable trade names, net of accumulated amortization of $432,402 and $83,397	634,681	983,386
Other amortizable intangibles, net of accumulated amortization of $8,805 and $3,093	28,247	23,650
Indefinite-lived cable television franchises	13,020,081	13,020,081
Goodwill	7,993,499	7,992,700
Total assets	$35,431,152	$36,474,249

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2017	December 31, 2016
	(Unaudited)
Current Liabilities:
Accounts payable	$685,026	$705,672
Accrued liabilities:
Interest	315,467	576,778
Employee related costs	130,640	232,864
Other accrued expenses	412,949	352,315
Amounts due to affiliates	29,002	127,363
Deferred revenue	101,577	94,816
Liabilities under derivative contracts	102,904	13,158
Collateralized indebtedness	—	622,332
Credit facility debt	92,650	33,150
Senior notes and debentures	1,572,358	926,045
Capital lease obligations	10,376	15,013
Notes payable	30,211	5,427
Total current liabilities	3,483,160	3,704,933
Defined benefit plan obligations	93,849	84,106
Notes payable to affiliates and related parties	—	1,750,000
Other liabilities	144,601	113,485
Deferred tax liability	7,194,065	7,966,815
Liabilities under derivative contracts	121,759	78,823
Collateralized indebtedness	1,314,788	663,737
Credit facility debt	5,284,252	3,411,640
Senior notes and debentures	14,280,817	16,581,280
Capital lease obligations	5,857	13,142
Notes payable	49,314	8,299
Total liabilities	31,972,462	34,376,260
Commitments and contingencies
Redeemable equity	390,268	68,147
Stockholders' Equity:
Preferred Stock, $.01 par value, 100,000,000 shares authorized, no shares issued and outstanding at September 30, 2017	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 246,982,292 issued and outstanding at September 30, 2017	2,470	—
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued and outstanding at September 30, 2017	4,901	—
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding at September 30, 2017	—	—
Common Stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding at December 31, 2016	—	—
Paid-in capital	4,466,040	3,003,554
Accumulated deficit	(1,401,548)	(975,978)
	3,071,863	2,027,576
Accumulated other comprehensive income (loss)	(4,130)	1,979
Total stockholders' equity	3,067,733	2,029,555
Noncontrolling interest	689	287
Total stockholders' equity	3,068,422	2,029,842
	$35,431,152	$36,474,249
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue (including revenue from affiliates of $986 and $1,380 in 2017 and $720 in both 2016 periods) (See Note 14)	$2,327,175	$2,260,221	$6,961,192	$3,711,311
Operating expenses:
Programming and other direct costs (including charges from affiliates of $1,196 and $3,026 in 2017 and $642 in both 2016 periods) (See Note 14)	755,101	738,390	2,272,147	1,177,808
Other operating expenses (including charges from affiliates of $28,332 and $73,263 in 2017 and $8,056 and $13,056 in 2016) (See Note 14)	560,497	660,307	1,767,624	1,050,046
Restructuring and other expense	53,448	47,816	142,765	155,086
Depreciation and amortization (including impairments)	823,265	670,929	2,138,776	1,085,929
	2,192,311	2,117,442	6,321,312	3,468,869
Operating income	134,864	142,779	639,880	242,442
Other income (expense):
Interest expense (including interest expense to affiliates and related parties of $90,405 in 2017 and $48,617 and $53,922 in 2016) (See Note 14)	(379,064)	(446,242)	(1,232,730)	(1,015,866)
Interest income	961	404	1,373	12,787
Gain (loss) on investments, net	(18,900)	24,833	169,888	83,467
Gain (loss) on derivative contracts, net	(16,763)	773	(154,270)	(26,572)
Gain (loss) on interest rate swap contracts	1,051	(15,861)	12,539	24,380
Loss on extinguishment of debt and write-off of deferred financing costs (including $513,723 related to affiliates and related parties for the nine months ended September 30, 2017) (See Note 14)	(38,858)	—	(600,240)	(19,948)
Other income (expense), net	(65)	2,531	832	2,548
	(451,638)	(433,562)	(1,802,608)	(939,204)
Loss before income taxes	(316,774)	(290,783)	(1,162,728)	(696,762)
Income tax benefit	134,688	118,230	429,664	101,332
Net loss	(182,086)	(172,553)	(733,064)	(595,430)
Net loss (income) attributable to noncontrolling interests	(135)	(256)	(737)	108
Net loss attributable to Altice USA, Inc. stockholders	$(182,221)	$(172,809)	$(733,801)	$(595,322)
Basic and diluted net loss per share	$(0.25)	$(0.27)	$(1.08)	$(0.92)
Basic and diluted weighted average common shares (in thousands)	737,069	649,525	682,234	649,525
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss	$(182,086)	$(172,553)	$(733,064)	$(595,430)
Other comprehensive income (loss):
Defined benefit pension plans:
Unrecognized actuarial gain (loss)	(4,056)	5,016	(8,389)	4,034
Applicable income taxes	1,622	(2,006)	3,356	(1,613)
Unrecognized gain (loss) arising during period, net of income taxes	(2,434)	3,010	(5,033)	2,421
Curtailment loss, net of settlement losses of $1,014 and $1,403 for the three and nine months ended September 30, 2017 included in net periodic benefit cost	1,014	(33)	(1,792)	(33)
Applicable income taxes	(406)	13	716	13
Curtailment loss, net of settlement losses included in net periodic benefit cost, net of income taxes	608	(20)	(1,076)	(20)
Other comprehensive gain (loss)	(1,826)	2,990	(6,109)	2,401
Comprehensive loss	(183,912)	(169,563)	(739,173)	(593,029)
Comprehensive loss (income) attributable to noncontrolling interests	(135)	(256)	(737)	108
Comprehensive loss attributable to Altice USA, Inc. stockholders	$(184,047)	$(169,819)	$(739,910)	$(592,921)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity

Balance at January 1, 2017	$—	$—	$3,003,554	$(975,978)	$1,979	$2,029,555	$287	$2,029,842
Net loss attributable to stockholders	—	—	—	(733,801)	—	(733,801)	—	(733,801)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	737	737
Pension liability adjustments, net of income taxes	—	—	—	—	(6,109)	(6,109)	—	(6,109)
Share-based compensation expense	—	—	40,932	—	—	40,932	—	40,932
Change in fair value of redeemable equity	—	—	(322,121)	—	—	(322,121)	—	(322,121)
Contributions from stockholders	—	—	1,135	—	—	1,135	—	1,135
Cash distributions to stockholders	—	—	(839,700)	—	—	(839,700)	(335)	(840,035)
Transfer of goodwill	—	—	(23,101)	—	—	(23,101)	—	(23,101)
Recognition of previously unrealized excess tax benefits related to share-based awards in connection with the adoption of ASU 2016-09	—	—	—	308,231	—	308,231	—	308,231
Issuance of common stock pursuant to organizational transactions prior to IPO	2,349	4,901	2,257,002	—	—	2,264,252	—	2,264,252
Issuance of common stock pursuant to IPO	121	—	348,339	—	—	348,460	—	348,460
Balance at September 30, 2017	$2,470	$4,901	$4,466,040	$(1,401,548)	$(4,130)	$3,067,733	$689	$3,068,422

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(733,064)	$(595,430)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including impairments)	2,138,776	1,085,929
Gain on sale of affiliate interests	—	(206)
Equity in net loss of affiliates	5,697	400
Gain on investments, net	(169,888)	(83,467)
Loss on derivative contracts, net	154,270	26,572
Loss on extinguishment of debt and write-off of deferred financing costs	600,240	19,948
Amortization of deferred financing costs and discounts (premiums) on indebtedness	18,517	25,831
Settlement loss (gain) related to pension plan	1,403	(33)
Share-based compensation expense	40,932	1,670
Deferred income taxes	(458,608)	(105,468)
Excess tax benefit on share-based awards	—	82
Provision for doubtful accounts	54,501	32,569
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(45,493)	(39,651)
Other receivables	(5,517)	9,203
Prepaid expenses and other assets	(13,275)	27,142
Amounts due from and due to affiliates	(97,440)	(213)
Accounts payable	50,649	37,472
Accrued liabilities	(324,537)	103,409
Deferred revenue	9,382	9,549
Liabilities related to interest rate swap contracts	(9,552)	(24,380)
Net cash provided by operating activities	1,216,993	530,928
Cash flows from investing activities:
Payment for acquisition, net of cash acquired	(43,608)	(8,988,774)
Net proceeds from sale of affiliate interests	—	13,825
Capital expenditures	(763,298)	(377,726)
Proceeds related to sale of equipment, including costs of disposal	3,398	1,584
Increase in other investments	(4,800)	(2,866)
Settlement of put-call options	(24,039)	—
Additions to other intangible assets	(1,700)	—
Net cash used in investing activities	(834,047)	(9,353,957)

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities:
Proceeds from credit facility debt	5,602,425	2,195,256
Repayment of credit facility debt	(3,684,668)	(4,327,466)
Proceeds from notes payable to affiliates and related parties	—	1,750,000
Issuance of senior notes and debentures	—	1,310,000
Proceeds from collateralized indebtedness	662,724	179,388
Repayment of collateralized indebtedness and related derivative contracts	(654,989)	(143,102)
Distributions to stockholders	(839,700)	—
Redemption of senior notes, including premiums and fees	(1,729,400)	—
Proceeds from notes payable	24,649	—
Excess tax benefit on share-based awards	—	(82)
Principal payments on capital lease obligations	(11,518)	(11,376)
Additions to deferred financing costs	(9,486)	(193,705)
Proceeds from IPO, net of fees	348,460	—
Contributions from stockholders	1,135	1,246,498
Distributions to noncontrolling interests, net	(335)	—
Net cash provided by (used in) financing activities	(290,703)	2,005,411
Net increase (decrease) in cash and cash equivalents	92,243	(6,817,618)
Cash, cash equivalents and restricted cash at beginning of year	503,093	8,786,536
Cash, cash equivalents and restricted cash at end of period	$595,336	$1,968,918

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 1.    DESCRIPTION OF BUSINESS AND RELATED MATTERS
The Company and Related Matters
Altice USA, Inc. ("Altice USA" or the "Company") was incorporated in Delaware on September 14, 2015. As of September 30, 2017, Altice USA is majority‑owned by Altice N.V., a public company with limited liability (naamloze vennootshcap) under Dutch law ("Altice N.V.").
Altice N.V., though a subsidiary, acquired Cequel Corporation ("Cequel" or "Suddenlink") on December 21, 2015 and Cequel was contributed to Altice USA on June 9, 2016. Altice USA had no operations of its own other than the issuance of debt prior to the contribution of Cequel on June 9, 2016 by Altice N.V. The results of operations of Cequel for the three and nine months ended September 30, 2016 have been included in the results of operations of Altice USA for the same periods, as Cequel was under common control with Altice USA.
Altice USA acquired Cablevision Systems Corporation ("Cablevision" or "Optimum") on June 21, 2016 (see discussion below) and the results of operations of Cablevision are included with the results of operations of Cequel for the three and nine months ended September 30, 2017. The three and nine months ended September 30, 2016 operating results include the operating results of Cablevision from the date of acquisition, June 21, 2016.
The Company classifies its operations into two reportable segments: Cablevision, which operates in the New York metropolitan area, and Cequel, which principally operates in markets in the south‑central United States.
Initial Public Offering
In June 2017, the Company completed its initial public offering ("IPO") of 71,724,139 shares of its Class A common stock (12,068,966 shares sold by the Company and 59,655,173 shares sold by existing stockholders) at a price to the public of $30.00 per share, including the underwriters full exercise of their option to purchase 7,781,110 shares to cover overallotments. At the date of the IPO, Altice N.V. owned approximately 70.2% of the Company's issued and outstanding common stock, which represented approximately 98.2% of the voting power of the Company's outstanding common stock. The Company’s Class A common stock began trading on June 22, 2017, on the New York Stock Exchange under the symbol "ATUS".
In connection with the sale of its Class A common stock, the Company received proceeds of approximately $362,069, before deducting the underwriting discount and expenses directly related to the issuance of the securities of $13,609. The Company did not receive any proceeds from the sale of shares by the selling stockholders. In July 2017, the Company used approximately $350,120 of the proceeds to fund the redemption of $315,779 principal amount of 10.875% senior notes that mature in 2025 issued by CSC Holdings, an indirect wholly-owned subsidiary of the Company, and the related call premium of approximately $34,341.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

with accrued and unpaid interest and applicable premium) was transferred to CVC 3 B.V., an indirect subsidiary of Altice N.V. ("CVC 3") and then the Company converted such notes into shares of the Company’s common stock at the IPO price (see Note 9 for further details);

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
In connection with the Cablevision Acquisition, each outstanding share of the Cablevision NY Group Class A common stock, par value $0.01 per share ("CNYG Class A Shares"), and Cablevision NY Group Class B common stock, par value $0.01 per share ("CNYG Class B Shares", and together with the CNYG Class A Shares, the "Shares"), and together with the Cablevision NY Group Class A common stock, the "Shares" other than Shares owned by Cablevision, Altice N.V. or any of their respective wholly-owned subsidiaries, in each case not held on behalf of third parties in a fiduciary capacity, received $34.90 in cash without interest, less applicable tax withholdings (the "Cablevision Acquisition Consideration").
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
Also in connection with the Cablevision Acquisition, outstanding equity-based awards granted under Cablevision’s equity plans were cancelled and converted into cash based upon the $34.90 per Share Cablevision Acquisition Consideration in accordance with the original terms of the awards. The total consideration for the outstanding CNYG Class A Shares, the outstanding CNYG Class B Shares, and the equity-based awards amounted to $9,958,323.
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
On June 21, 2016, in connection with the Cablevision Acquisition, the Company issued notes payable to affiliates and related parties aggregating $1,750,000, of which $875,000 bear interest at 10.75% and $875,000 bear interest at 11%. See Note 9 for a discussion regarding the conversion of these notes payable to shares of the Company's common stock prior to the consummation of the IPO.

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
Acquisition of Cequel Corporation
On December 21, 2015, Altice N.V., though a subsidiary, acquired approximately 70% of the total outstanding equity interests in Cequel (the "Cequel Acquisition") from the direct and indirect stockholders of Cequel Corporation (the "Sellers"). The consideration for the acquired equity interests, which was based on a total equity valuation for 100% of the capital and voting rights of Cequel, was $3,973,528, including $2,797,928 of cash consideration, $675,600 of retained equity held by entities affiliated with BC Partners and CPPIB and $500,000 funded by the issuance by an affiliate of Altice N.V. of a senior vendor note that was subscribed by entities affiliated with BC Partners and CPPIB. Following the closing of the Cequel Acquisition, entities affiliated with BC Partners and CPPIB retained a 30% equity interest in a parent entity of the Company. In addition, the carried interest plans of the stockholders were cashed out whereby payments were made to participants in such carried interest plans, including certain officers and directors of Cequel.
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
Recently Issued But Not Yet Adopted Accounting Pronouncements
In May 2017, the FASB issued ASU No. 2017‑09, Compensation- Stock Compensation (Topic 718). ASU No. 2017‑09 provides clarity and guidance on which changes to the terms or conditions of a share-based payment award require an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

entity to apply modification accounting in Topic 718. ASU No. 2017‑09 becomes effective for the Company on January 1, 2018 with early adoption permitted and will be applied prospectively.
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
In January 2017, the FASB issued ASU No. 2017‑04, Intangibles-Goodwill and Other (Topic 350). ASU No. 2017‑04 simplifies the subsequent measurement of goodwill by removing the second step of the two‑step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017‑04 becomes effective for the Company on January 1, 2020 with early adoption permitted and will be applied prospectively.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU No. 2016-01 modifies how entities measure certain equity investments and also modifies the recognition of changes in the fair value of financial liabilities measured under the fair value option. Entities will be required to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. For financial liabilities measured using the fair value option, entities will be required to record changes in fair value caused by a change in instrument-specific credit risk (own credit risk) separately in other comprehensive income. ASU No. 2016-01 becomes effective for the Company on January 1, 2018.  The Company has not yet completed the evaluation of the effect that ASU No. 2016-01 will have on its consolidated financial statements.
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
In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, in order to clarify the Codification and to correct any unintended application of the guidance. These items are not expected to have a significant effect on the current accounting standard. The amendments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

in this update affect the guidance in ASU No. 2014-09, which is not yet effective. ASU No. 2014-09 will be effective January 1, 2018 for the Company, reflecting the one-year deferral.  Early adoption of the standard is permitted but not before the original effective date. Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact that the adoption of ASU No. 2014-09 will have on its consolidated financial statements and selecting the method of transition to the new standard. The Company currently expects the adoption to impact the timing of the recognition of residential installation revenue and the recognition of commission expenses.
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
The following table presents the unaudited pro forma revenue and net loss for the period presented as if the Cablevision Acquisition had occurred on January 1, 2016:

Nine Months Ended September 30, 2016
Revenue	$6,848,916
Net loss	$(527,851)
The pro forma results presented above include the impact of additional amortization expense related to the identifiable intangible assets recorded in connection with the Cablevision Acquisition, additional depreciation expense related to the fair value adjustment to property, plant and equipment and the incremental interest resulting from the issuance of debt to fund the Cablevision Acquisition, net of the reversal of interest and amortization of deferred financing costs related to credit facilities that were repaid on the date of the Cablevision Acquisition and the accretion/amortization of fair value adjustments associated with the long-term debt acquired.
Acquisition
In connection with the acquisition of an entity in the first quarter of 2017, the Company recorded amortizable intangibles of $45,000 relating to customer relationships and $9,400 relating to other amortizable intangibles. The Company recorded goodwill of $20,687, which represents the excess of the purchase price of approximately $75,000 over the net book value of assets acquired. These values are based on preliminary fair value information currently available, which is subject to change within the measurement period (up to one year from the acquisition date). The acquired entity is included in the Cablevision segment.
NOTE 4.    NET LOSS PER SHARE ATTRIBUTABLE TO STOCKHOLDERS
Basic and diluted net loss per common share attributable to Altice USA stockholders is computed by dividing net loss attributable to Altice USA stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share attributable to Altice USA stockholders excludes the effects of common stock equivalents as they are anti-dilutive. The basic weighted average number of shares used to compute basic and diluted net loss per share reflect the retroactive impact of the organizational transactions, discussed in Note 1, that occurred prior to the Company's IPO and the shares of common stock issued pursuant to the Company's IPO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 5.    GROSS VERSUS NET REVENUE RECOGNITION
In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  The Company's policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customer are recorded as revenue.  For the three and nine months ended September 30, 2017, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $64,254 and $194,045, respectively. For the three and nine months ended September 30, 2016, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $62,249 and $92,146, respectively.
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
The Company's non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2017	2016
Non-Cash Investing and Financing Activities:
Continuing Operations:
Conversion of notes payable to affiliates and related parties of $1,750,000 (together with accrued and unpaid interest and applicable premium) to common stock (See Note 9)	$2,264,252	$—
Property and equipment accrued but unpaid	84,847	83,722
Leasehold improvements paid by landlord	3,998	—
Notes payable to vendor	25,879	—
Supplemental Data:
Cash interest paid	1,481,363	931,345
Income taxes paid, net	26,396	5,342

NOTE 7.    RESTRUCTURING COSTS AND OTHER EXPENSE
Restructuring
Beginning in the first quarter of 2016, the Company commenced its restructuring initiatives (the "2016 Restructuring Plan") that are intended to simplify the Company's organizational structure.

The following table summarizes the activity for the 2016 Restructuring Plan during 2017:
	Severance and Other Employee Related Costs	Facility Realignment and Other Costs	Total
Accrual balance at December 31, 2016	$102,119	$8,397	$110,516
Restructuring charges	140,071	1,007	141,078
Payments and other	(92,905)	(3,833)	(96,738)
Accrual balance at September 30, 2017	$149,285	$5,571	$154,856
The Company recorded restructuring charges of $44,656 and $141,818 for the three and nine months ended September 30, 2016, respectively, relating to the 2016 Restructuring Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Cumulative costs to date relating to the 2016 Restructuring Plan amounted to $302,870 and $64,784 for our Cablevision segment and Cequel segments, respectively.
Transaction Costs
For the three and nine months ended September 30, 2017, the Company incurred transaction costs of $1,367 and $1,687 related to the acquisition of a business during the first quarter of 2017 and other transactions. For the three and nine months ended September 30, 2016, the Company incurred transaction costs of $3,177 and $13,285, respectively, related to the acquisitions of Cablevision and Suddenlink.
NOTE 8.    INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired intangible assets as of September 30, 2017:

	Amortizable Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

Customer relationships	$5,970,884	(1,207,217)	$4,763,667	8 to 18 years
Trade names (a)	1,067,083	(432,402)	634,681	2 to 4 years
Other amortizable intangibles	37,052	(8,805)	28,247	1 to 15 years
	$7,075,019	$(1,648,424)	$5,426,595

(a)
On May 23, 2017, Altice N.V. announced the adoption of a global brand which will replace the Company's brands in the future, reducing the remaining useful lives of these trade name intangibles. The Company has estimated the remaining useful lives to be 3 years from the date of the adoption, which reflects one year as an in-use asset and two years as a defensive asset. Amortization expense is calculated on an accelerated basis based on the Company's estimate of the intangible asset during the in-use period. The remaining estimated value of the defensive asset once it is no longer in use will be amortized over the defensive period. Estimated amortization expense related to the Optimum and Lightpath trade names are approximately $545,805 for 2017 (of which $334,312 has been expensed through September 30, 2017), $355,006 for 2018, $46,627 for 2019 and $18,140 through May 2020.

Amortization expense for the three and nine months ended September 30, 2017 aggregated $426,419, and $981,657, respectively, and for the three and nine months ended September 30, 2016 aggregated $258,670 and $402,994, respectively.
The following table summarizes information relating to the Company's acquired indefinite-lived intangible assets as of September 30, 2017:

	Cablevision	Cequel	Total
Cable television franchises	$8,113,575	$4,906,506	$13,020,081
Goodwill	5,839,757	2,153,742	7,993,499
Total	$13,953,332	$7,060,248	$21,013,580

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The carrying amount of goodwill is presented below:

Gross goodwill as of January 1, 2017	$7,992,700
Goodwill recorded in connection with acquisition in first quarter 2017 (Cablevision Segment)	20,687
Adjustments to purchase accounting relating to Cablevision Acquisition	3,213
Transfer of Cablevision goodwill related to Altice Technical Services US Corp. (See Note 14 for further details)	(23,101)
Net goodwill as of September 30, 2017	$7,993,499

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 9.    DEBT
CSC Holdings Credit Facilities
In connection with the Cablevision Acquisition, in October 2015, Finco, a wholly-owned subsidiary of the Company, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($2,992,500 outstanding at September 30, 2017) (the “CVC Term Loan Facility”, and the term loans extended under the CVC Term Loan Facility, the “CVC Term Loans”) and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,300,000 (the “CVC Revolving Credit Facility” and, together with the Term Loan Facility, the “CVC Credit Facilities”), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016 and March 15, 2017, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the “CVC Credit Facilities Agreement”).
The amendment to the CVC Credit Facilities Agreement entered into on March 15, 2017 (“Extension Amendment”) increased the Term Loan by $500,000 to $3,000,000 and the maturity date for this facility was extended to July 17, 2025. The closing of the Extension Amendment occurred in April 2017 and the proceeds were used to refinance the entire $2,493,750 principal amount of existing Term Loans and redeem $500,000 of the 8.625% Senior Notes due September 2017 issued by Cablevision. In connection with the Extension Amendment and the redemption of the senior notes, the Company recorded a loss on extinguishment of debt and write-off of deferred financing costs aggregating $18,976.
During the nine months ended September 30, 2017, CSC Holdings borrowed $1,350,000 under its revolving credit facility ($500,000 was used to make cash distributions to its stockholders) and made voluntary repayments aggregating $350,256 with cash on hand. In October 2017, CSC Holdings made a voluntary repayment under its revolving credit facility of $50,000. This amount was reclassified from long term debt to current debt on the consolidated balance sheet as of September 30, 2017.
Under the Extension Amendment, the Company is required to make scheduled quarterly payments equal to 0.25% (or $7,500) of the principal amount of the Term Loan, with the remaining balance scheduled to be paid on July 17, 2025, beginning with the fiscal quarter ended September 30, 2017.
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
The CVC Credit Facilities Agreement requires the prepayment of outstanding CVC Term Loans, subject to certain exceptions and deductions, with (i) 100% of the net cash proceeds of certain asset sales, subject to reinvestment rights and certain other exceptions; and (ii) commencing with the fiscal year ending December 31, 2017, a pari ratable share (based on the outstanding principal amount of the Term Loans divided by the sum of the outstanding principal amount of all pari passu indebtedness and the Term Loans) of 50% of annual excess cash flow, which will be reduced to 0% if the consolidated net senior secured leverage ratio of CSC Holdings is less than or equal to 4.5 to 1.
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
CSC Holdings was in compliance with all of its financial covenants under the CVC Credit Facilities as of September 30, 2017.
Cequel Credit Facilities
On June 12, 2015, Altice US Finance I Corporation, an indirect wholly-owned subsidiary of Cequel, entered into a senior secured credit facility which currently provides term loans in an aggregate principal amount of $1,265,000 ($1,261,838 outstanding at September 30, 2017) (the “Cequel Term Loan Facility” and the term loans extended under the Cequel Term Loan Facility, the “Cequel Term Loans”) and revolving loan commitments in an aggregate principal amount of $350,000 (the “Cequel Revolving Credit Facility” and, together with the Cequel Term Loan Facility, the “Cequel Credit Facilities”) which are governed by a credit facilities agreement entered into by, inter alios, Altice US Finance I Corporation, certain lenders party thereto and JPMorgan Chase Bank, N.A. (as amended, restated, supplemented or otherwise modified on October 25, 2016, December 9, 2016 and March 15, 2017, and as further amended, restated, supplemented or modified from time to time, the “Cequel Credit Facilities Agreement”).
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
Under the Cequel Extension Amendment, the Company is required to make scheduled quarterly payments equal to 0.25% (or $3,163) of the principal amount of the Cequel Term Loan, with the remaining balance scheduled to be paid on July 28, 2025, beginning with the fiscal quarter ended September 30, 2017.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The Cequel Credit Facilities Agreement requires the prepayment of outstanding Term Loans, subject to certain exceptions and deductions, with (i) 100% of the net cash proceeds of certain asset sales, subject to reinvestment rights and certain other exceptions; and (ii) a pari ratable share (based on the outstanding principal amount of the Cequel Term Loans divided by the sum of the outstanding principal amount of all pari passu indebtedness and the Cequel Term Loans) of 50% of annual excess cash flow, which will be reduced to 0% if the consolidated net senior secured leverage ratio is less than or equal to 4.5:1.
The debt under the Cequel Credit Facility is secured by a first priority security interest in the capital stock of Suddenlink and substantially all of the present and future assets of Suddenlink and its restricted subsidiaries, and is guaranteed by Cequel Communications Holdings II, LLC, a subsidiary of Cequel (the "Parent Guarantor"), as well as all of Suddenlink’s existing and future direct and indirect subsidiaries, subject to certain exceptions set forth in the Cequel Credit Facilities Agreement. The Cequel Credit Facilities Agreement contains customary representations, warranties and affirmative covenants. In addition, the Cequel Credit Facilities Agreement contains restrictive covenants that limit, among other things, the ability of Suddenlink and its subsidiaries to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, and make acquisitions and dispose of assets. The Cequel Credit Facilities Agreement also contains a maximum senior secured leverage maintenance covenant of 5.0 times EBITDA as defined in the Cequel Credit Facilities Agreement. Additionally, the Cequel Credit Facilities Agreement contains customary events of default, including failure to make payments, breaches of covenants and representations, cross defaults to other indebtedness, unpaid judgments, changes of control and bankruptcy events. The lenders’ commitments to fund amounts under the revolving credit facility are subject to certain customary conditions.
As of September 30, 2017, Cequel was in compliance with all of its financial covenants under the Cequel Credit Facilities Agreement.
The following table provides details of the Company's outstanding credit facility debt:

				Carrying Amount (a)
	Maturity Date	Interest Rate	Principal	September 30, 2017	December 31, 2016
CSC Holdings Restricted Group:
Revolving Credit Facility (b)	$20,000 on October 9, 2020, remaining balance on November 30, 2021	4.49%	$1,175,000	$1,149,024	$145,013
Term Loan Facility	July 17, 2025	3.48%	2,992,500	2,974,768	2,486,874
Cequel:
Revolving Credit Facility (c)	November 30, 2021	—	—	—	—
Term Loan Facility	July 28, 2025	3.49%	1,261,838	1,253,110	812,903
			$5,429,338	5,376,902	3,444,790
Less: Current portion				92,650	33,150
Long-term debt				$5,284,252	$3,411,640

(a)	The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums.

(b)
At September 30, 2017, $123,473 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $1,001,527 of the facility was undrawn and available, subject to covenant limitations.

(c)
At September 30, 2017, $16,575 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $333,425 of the facility was undrawn and available, subject to covenant limitations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Senior Guaranteed Notes, Senior Secured Notes and Senior Notes and Debentures
The following table summarizes the Company's senior guaranteed notes, senior secured notes and senior notes and debentures:

			Interest Rate	Principal Amount	Carrying Amount (a)
Issuer	Date Issued	Maturity Date			September 30, 2017	December 31, 2016
CSC Holdings (b)(f)	February 6, 1998	February 15, 2018	7.875%	$300,000	$303,531	$310,334
CSC Holdings (b)(f)	July 21, 1998	July 15, 2018	7.625%	500,000	511,312	521,654
CSC Holdings (c)(f)	February 12, 2009	February 15, 2019	8.625%	526,000	544,422	553,804
CSC Holdings (c)(f)	November 15, 2011	November 15, 2021	6.750%	1,000,000	957,954	951,702
CSC Holdings (c)(f)	May 23, 2014	June 1, 2024	5.250%	750,000	657,903	650,193
CSC Holdings (e)	October 9, 2015	January 15, 2023	10.125%	1,800,000	1,777,085	1,774,750
CSC Holdings (e)(l)	October 9, 2015	October 15, 2025	10.875%	1,684,221	1,660,583	1,970,379
CSC Holdings (e)	October 9, 2015	October 15, 2025	6.625%	1,000,000	986,394	985,469
CSC Holdings (g)	September 23, 2016	April 15, 2027	5.500%	1,310,000	1,304,353	1,304,025
Cablevision (k)	September 23, 2009	September 15, 2017	8.625%	—	—	926,045
Cablevision (c)(f)	April 15, 2010	April 15, 2018	7.750%	750,000	757,515	767,545
Cablevision (c)(f)	April 15, 2010	April 15, 2020	8.000%	500,000	491,224	488,992
Cablevision (c)(f)	September 27, 2012	September 15, 2022	5.875%	649,024	568,796	559,500
Cequel and Cequel Capital Senior Notes (d)(m)	Oct. 25, 2012 Dec. 28, 2012	September 15, 2020	6.375%	1,050,000	1,025,616	1,457,439
Cequel and Cequel Capital Senior Notes (d)	May 16, 2013 Sept. 9, 2014	December 15, 2021	5.125%	1,250,000	1,132,926	1,115,767
Altice US Finance I Corporation Senior Secured Notes (h)	June 12, 2015	July 15, 2023	5.375%	1,100,000	1,081,815	1,079,869
Cequel and Cequel Capital Senior Secured Notes (i)	June 12, 2015	July 15, 2025	7.750%	620,000	604,001	602,925
Altice US Finance I Corporation Senior Notes (j)	April 26, 2016	May 15, 2026	5.500%	1,500,000	1,487,745	1,486,933
				$16,289,245	15,853,175	17,507,325
Less: Current portion					1,572,358	926,045
Long-term debt					$14,280,817	$16,581,280

(a)	The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums.

(b)	The debentures are not redeemable by CSC Holdings prior to maturity.

(c)	Notes are redeemable at any time at a specified "make-whole" price plus accrued and unpaid interest to the redemption date.

(d)	The Company may redeem some or more of all the notes at the redemption price set forth in the relevant indenture, plus accrued and unpaid interest.

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

(k)
In April 2017, the Company redeemed $500,000 of the senior notes from proceeds from the CVC Term Loan facility. In September 2017, these senior notes matured and the Company repaid the remaining principal balance of $400,000.

(l)
In July 2017, the Company used approximately $350,120 of the proceeds from the IPO to fund the redemption of $315,779 principal amount of CSC Holdings senior notes due October 2025 and the related call premium of approximately $34,341which was recorded as a loss on extinguishment of debt. The Company also recorded a write-off of deferred financings costs in connection with this redemption aggregating $4,516.

(m)	In April 2017, the Company redeemed $450,000 of the senior notes from proceeds from the Cequel Term Loan facility.
The indentures under which the senior notes and debentures were issued contain various covenants.  The Company was in compliance with all of its financial covenants under these indentures as of September 30, 2017.
Notes Payable to Affiliates and Related Parties
On June 21, 2016, in connection with the Cablevision Acquisition, the Company issued notes payable to affiliates and related parties aggregating $1,750,000, of which $875,000 bore interest at 10.75% and matured on December 20, 2023 and $875,000 bore interest at 11% and matured on December 20, 2024.
As discussed in Note 1, in connection with the Company's IPO, the Company converted the notes payable to affiliates and related parties (together with accrued and unpaid interest of $529 and applicable premium of $513,723) into shares of the Company’s common stock at the IPO price. The premium was recorded as a loss on extinguishment of debt on the Company's statement of operations for the nine months ended September 30, 2017. In connection with the conversion of the notes, the Company recorded a credit to paid in capital of $2,264,252.
For the nine months ended September 30, 2017, the Company recognized $90,405 of interest expense related to these notes prior to their conversion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Summary of Debt Maturities
The future maturities of debt payable by the Company under its various debt obligations outstanding as of September 30, 2017, including notes payable, collateralized indebtedness (see Note 10), and capital leases, are as follows:

Years Ending December 31,	Cablevision	Cequel	Total
2017	$29,925	$5,256	$35,181
2018	1,598,699	14,421	1,613,120
2019	561,995	12,713	574,708
2020	530,007	1,062,723	1,592,730
2021	3,664,638	1,263,578	4,928,216
Thereafter	10,058,245	4,428,075	14,486,320
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
The Company received cash proceeds upon execution of the prepaid forward contracts discussed above which has been reflected as collateralized indebtedness in the accompanying consolidated balance sheets.  In addition, the Company separately accounts for the equity derivative component of the prepaid forward contracts.  These equity derivatives have not been designated as hedges for accounting purposes.  Therefore, the net fair values of the equity derivatives have been reflected in the accompanying consolidated balance sheets as an asset or liability and the net increases or decreases in the fair value of the equity derivative component of the prepaid forward contracts are included in gain (loss) on derivative contracts in the accompanying consolidated statements of operations.
All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  If any one of these contracts were terminated prior to its scheduled maturity date, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of September 30, 2017, the Company did not have an early termination shortfall relating to any of these contracts.
The Company monitors the financial institutions that are counterparties to its equity derivative contracts.  All of the counterparties to such transactions carry investment grade credit ratings as of September 30, 2017.
Put/Call Options
In the third quarter of 2017, the Company entered into a put-call contract that expires in the third quarter of 2018 whereby the Company sold a put option and purchased a call option with the same strike price. In connection with this transaction, the Company provided cash collateral of approximately $45,000 at September 30, 2017, which reflects the aggregate difference between the strike price and the closing price of the underlying shares and is reflected as restricted cash in our consolidated balance sheet. The fair value of the put-call contract of $48,326 as of September 30, 2017 is reflected in liabilities under derivative contracts on the Company’s balance sheet. For the three months ended September 30, 2017, $72,365 was recorded in the statement of operations as a loss on derivative contracts which reflected a change in the fair value of the put-call contract of $48,326 and a realized loss on the settlement of certain put-call options of $24,039. In October 2017, the Company settled the remaining put-call options and recognized an incremental loss of approximately $25,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Interest Rate Swap Contracts
In June 2016, the Company entered into two fixed to floating interest rate swap contracts. One fixed to floating interest rate swap is converting $750,000 from a fixed rate of 1.6655% to six-month LIBO rate and a second tranche of $750,000 from a fixed rate of 1.68% to six-month LIBO rate. The objective of these swaps is to cover the exposure of the 2026 Senior Secured Notes issued by Cequel to changes in the market interest rate. These swap contracts were not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statements of operations.
The Company does not hold or issue derivative instruments for trading or speculative purposes.
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at September 30, 2017	Fair Value at December 31, 2016	Fair Value at September 30, 2017	Fair Value at December 31, 2016

Prepaid forward contracts	Derivative contracts, current	$54,578	$352	$(54,578)	$(13,158)
Prepaid forward contracts	Derivative contracts, long-term	—	10,604	(52,488)	—
Put/Call options	Liabilities under derivative contracts, current	—	—	(48,326)	—
Interest rate swap contracts	Liabilities under derivative contracts, long-term	—	—	(69,271)	(78,823)
		$54,578	$10,956	$(224,663)	$(91,981)
Gain (loss) related to the Company's derivative contracts related to the Comcast common stock for the three and nine months ended September 30, 2017 of $55,602 and $(81,905), respectively, are reflected in gain (loss) on derivative contracts, net in the Company's consolidated statement of operations.
For the three and nine months ended September 30, 2017, the Company recorded a gain (loss) on investments of $(18,900) and $169,888, respectively, representing the net increase (decrease) in the fair values of the investment securities pledged as collateral.
For the three and nine months ended September 30, 2017, the Company recorded a gain on interest rate swap contracts of $1,051 and $12,539, respectively.
Settlements of Collateralized Indebtedness
The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts during the nine months ended September 30, 2017:

Number of shares (a)	21,477,618
Collateralized indebtedness settled	$(617,151)
Derivatives contracts settled	(37,838)
(654,989)
Proceeds from new monetization contracts	662,724
Net cash proceeds	$7,735
______________________

(a)	Share amounts are adjusted for the 2 for 1 stock split in February 2017.

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
The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis:

	Fair Value Hierarchy	September 30, 2017	December 31, 2016
Assets:
Money market funds (of which $14,700 is classified as restricted cash as of December 31, 2016)	Level I	$65,801	$100,139
Investment securities pledged as collateral	Level I	1,652,917	1,483,030
Prepaid forward contracts	Level II	54,578	10,956
Liabilities:
Prepaid forward contracts	Level II	107,066	13,158
Put/Call Options	Level II	48,326	—
Interest rate swap contracts	Level II	69,271	78,823
Contingent consideration related to 2017 acquisition	Level III	30,000	—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The fair value of the contingent consideration related to the acquisition in the first quarter of 2017 was estimated based on a probability assessment of attaining the targets. The estimated amount recorded as of September 30, 2017 is the full contractual amount.
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
The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized as follows:

		September 30, 2017		December 31, 2016
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value
Altice USA debt instruments:
Notes payable to affiliates and related parties	Level II	$—	$—	$1,750,000	$1,837,876
CSC Holdings debt instruments:
Credit facility debt	Level II	4,123,792	4,167,500	2,631,887	2,675,256
Collateralized indebtedness	Level II	1,314,788	1,286,557	1,286,069	1,280,048
Senior guaranteed notes	Level II	2,290,748	2,460,675	2,289,494	2,416,375
Senior notes and debentures	Level II	6,412,789	7,421,261	6,732,816	7,731,150
Notes payable	Level II	76,442	72,802	13,726	13,260
Cablevision senior notes:	Level II	1,817,536	1,998,340	2,742,082	2,920,056
Cequel debt instruments:
Cequel credit facility	Level II	1,253,110	1,261,838	812,903	815,000
Senior secured notes	Level II	2,569,559	2,745,750	2,566,802	2,689,750
Senior notes	Level II	2,762,543	3,036,850	3,176,131	3,517,275
Notes payable	Level II	3,083	3,083	—	—
		$22,624,390	$24,454,656	$24,001,910	$25,896,046

(a)	Amounts are net of unamortized deferred financing costs and discounts.
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
NOTE 12.    INCOME TAXES
In general, the Company is required to use an estimated annual effective tax rate to measure the income tax expense or benefit recognized in an interim period. The estimated annual effective tax rate is revised on a quarterly basis and therefore may be different from the rate used in a prior interim period. In addition, certain items included in income tax expense as well as the tax impact of certain items included in pretax income from continuing operations must be treated as discrete items. The income tax expense or benefit associated with these discrete items is fully recognized in the interim period in which the items occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The Company recorded income tax benefit of $134,688 and $429,664 for the three and nine months ended September 30, 2017, respectively, reflecting an effective tax rate of 43% and 37%, respectively. Nondeductible share-based compensation expense for the three and nine months ended September 30, 2017 reduced income tax benefit by $6,002 and $16,373, respectively.
The Company recorded income tax benefit of $118,230 and $101,332 for the three and nine months ended September 30, 2016, respectively. On June 9, 2016 the common stock of Cequel Corporation was contributed to the Company. On June 21, 2016, the Company completed its acquisition of Cablevision. Accordingly, Cequel and Cablevision joined the federal consolidated and certain state combined income tax returns of the Company. As a result, the applicate tax rate used to measure deferred tax assets and liabilities increased, resulting in a non-cash deferred income tax charge of $153,660 in the second quarter of 2016. In addition, there was no state income tax benefit on the pre-merger accrued interest at Finco, resulting in additional deferred tax expense of $2,431 and $18,542 for the three and nine months ended September 30, 2016, respectively.
On January 1, 2017, the Company adopted ASU 2016-09 using the prospective transition method with respect to the presentation of excess tax benefits in the statement of cash flows. In connection with the adoption, a deferred tax asset of $308,231 for previously unrealized excess tax benefits related to share-based payment awards was recognized with the offset recorded to accumulated deficit.
As of September 30, 2017, the Company's federal net operating losses (“NOLs”) were approximately $2,674,000. The utilization of certain pre-merger NOLs of Cablevision and Cequel are limited pursuant to Internal Revenue Code Section 382. The Company does not expect such limitations to impact the ability to utilize the NOLs prior to their expiration.
NOTE 13.    SHARE BASED COMPENSATION
Certain employees of the Company and its affiliates received awards of units in a carry unit plan of Neptune Management LP, an entity which has an ownership interest in the Company. The awards generally vest as follows: 50% on the second anniversary of June 21, 2016 for Cablevision employees or December 21, 2015 for Cequel employees ("Base Date"), 25% on the third anniversary of the Base Date, and 25% on the fourth anniversary of the Base Date.  Neptune Holding US GP LLC, the general partner of Neptune Management LP, has the right to repurchase (or to assign to an affiliate, including the Company, the right to repurchase) vested awards held by employees for sixty days following their termination.  For performance-based awards under the plan, vesting occurs upon achievement or satisfaction of a specified performance condition. The Company considered the probability of achieving the established performance targets in determining the share-based compensation with respect to these awards at the end of each reporting period. The carry unit plan has 259,442,785 units authorized for issuance, of which 215,295,834 have been issued to employees of the Company and 11,300,000 have been issued to employees of Altice N.V. and affiliated companies as of September 30, 2017.
Beginning on the fourth anniversary of the Base Date, the holders of carry units have an annual opportunity (a sixty day period determined by the administrator of the plan) to sell their units back to Neptune Holding US GP LLC (or affiliate, including the Company, designated by Neptune Holding US GP LLC). Accordingly, the carry units are presented as temporary equity on the consolidated balance sheets at fair value. Adjustments to fair value at each reporting period are recorded in paid-in capital.
The right of Neptune Holding US GP LLC to assign to an affiliate, including the Company, the right to repurchase an employee’s vested units during the sixty-day period following termination, or to satisfy its obligation to repurchase an employee’s vested units during annual 60 day periods following the fourth anniversary of the Base Date, may be exercised by Neptune Holding US GP LLC in its discretion at the time a repurchase right or obligation arises. The carry unit plan requires the purchase price payable to the employee or former employee, as the case may be, to be paid in cash, a promissory note (with a term of not more than 3 years and bearing interest at the long-term applicable federal rate under Section 1274(d) of the Internal Revenue Code) or combination thereof, in each case as determined by Neptune Holding US GP LLC in its discretion at the time of the repurchase. Neptune Holding US GP LLC expects that vested units will be redeemed for shares of the Company's Class A common stock upon vesting.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The time to liquidity event assumption was based on management’s judgment. The equity volatility assumption was estimated using the historical weekly volatility of publicly traded comparable companies. The risk-free rate assumed was based on the U.S. Constant Maturity Treasury Rates for a period matching the expected time to liquidity event. The discount for lack of marketability was based on Finnerty's (2012) average-strike put option model.
For carry unit awards granted in the first and second quarter of 2017, the Company estimated the grant date fair value based on the value established in the Company's IPO.
The following table summarizes activity relating to carry units:

	Number of Time Vesting Awards	Number of Performance Based Vesting Awards	Weighted Average Grant Date Fair Value
Balance, December 31, 2016	192,800,000	10,000,000	$0.37
Granted	28,025,000	—	3.14
Forfeited	(4,229,166)	—	0.37
Balance, September 30, 2017	216,595,834	10,000,000	0.71
Awards vested at September 30, 2017	—	—
The weighted average fair value per unit was $1.76 and $3.49 as of December 31, 2016 and September 30, 2017, respectively. For the three and nine months ended September 30, 2017, the Company recognized an expense of $15,005 and $40,932 related to the push down of share-based compensation related to the carry unit plan of which approximately $14,448 and $39,150 related to units granted to employees of the Company and $557 and $1,782 related to employees of Altice N.V. and affiliated companies allocated to the Company.
NOTE 14.    AFFILIATE AND RELATED PARTY TRANSACTIONS
Equity Method Investments
In July 2016, the Company completed the sale of a 75% interest in Newsday LLC ("Newsday") to an employee of the Company. The Company retained the remaining 25% ownership interest. Effective July 7, 2016, the operating results of Newsday are no longer consolidated with those of the Company and the Company's 25% interest in the operating results of Newsday is recorded on the equity method.
At September 30, 2017, the Company's 25% investment in Newsday and its 25% interest in i24NEWS, Altice N.V.'s 24/7 international news and current affairs channel aggregated $1,694 and is included in investments in affiliates on our consolidated balance sheet. The operating results of Newsday and i24NEWS are recorded on the equity basis. For the three and nine months ended September 30, 2017, the Company recorded equity in net loss of Newsday of $1,034 and $2,571, respectively, and equity in net loss of I24NEWS of $541 and $3,126, respectively.
Affiliate and Related Party Transactions
As the transactions discussed below were conducted between subsidiaries of Altice N.V. under common control and equity method investees, amounts charged for certain services may not have represented amounts that might have been received or incurred if the transactions were based upon arm's length negotiations.
Altice Technical Services US Corp. ("ATS")
ATS is a wholly-owned subsidiary of Altice Technical Services B.V., a 70% owned subsidiary of Altice N.V. ATS was formed to provide network construction and maintenance services and commercial and residential installations, disconnections, and maintenance.
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
As of September 30, 2017, the Company had a prepayment balance of $11,296 primarily to ATS which is reflected in prepaid expenses and other current assets and $2,570 which is reflected in other long-term assets on the Company's balance sheet.
The Company reduced goodwill to reflect the preliminary estimate of the historical value of the goodwill associated with the transfer to ATS described above of $23,101, that has been recorded as a reduction to stockholders' equity.
The following table summarizes the revenue and charges related to services provided to or received from subsidiaries of Altice N.V. and Newsday:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$986	$720	$1,380	$720
Operating expenses:
Programming and other direct costs	$(1,196)	$(642)	$(3,026)	$(642)
Other operating expenses, net	(28,332)	(8,056)	(73,263)	(13,056)
Operating expenses, net	(29,528)	(8,698)	(76,289)	(13,698)

Interest expense (a)	—	(48,617)	(90,405)	(53,922)
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	(513,723)	—
Net charges	$(28,542)	$(56,595)	$(679,037)	$(66,900)
Capital Expenditures	$72,185	$—	$98,234	$—

(a)	See Note 9 for a discussion of interest expense related to notes payable to affiliates and related parties of $90,405 for the nine months ended September 30, 2017.
Revenue
The Company recognized revenue in connection with the sale of pay television, broadband and telephony services to ATS and the sale of advertising to Newsday.
Programming and other direct costs
Programming and other direct costs include costs incurred by the Company for the transport and termination of voice and data services provided by a subsidiary of Altice N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Other operating expenses
Other operating expenses includes charges of $20,030 and $48,997 from ATS for the three and nine months ended September 30, 2017, respectively, pursuant to the Independent Contractor Agreement, net of charges to ATS pursuant to the TSA, discussed above.
A subsidiary of Altice N.V. provides certain executive services, as well as consulting, advisory and other services, including, prior to the IPO, CEO, CFO and COO services, to the Company. Compensation under the terms of the agreement is an annual fee of $30,000 to be paid by the Company. Fees associated with this agreement recorded by the Company amounted to approximately $7,500 and $22,500, for the three and nine months ended September 30, 2017, respectively, and $8,056 and $13,056 for the three and nine months ended September 30, 2016, respectively. As of June 20, 2017, the CEO, CFO and COO became employees of the Company and the agreement was assigned to Altice N.V. by a subsidiary of Altice N.V.
Other operating expenses also include charges for services provided by other subsidiaries of Altice N.V. aggregating $802 and $1,766, respectively, net of a credit of $76 and $917 for transition services provided to Newsday for the three and nine months ended September 30, 2017, respectively.
Capital Expenditures
Capital expenditures include $68,636 and $85,320 (including advance payments related to the FTTH project of $41,036) for installation and construction activities performed by ATS for the three and nine months ended September 30, 2017, respectively, and $3,549 and $12,914, respectively, for equipment purchases and software development services provided by subsidiaries of Altice NV.
Aggregate amounts that were due from and due to related parties are summarized below:

	September 30, 2017	December 31, 2016
Due from:
Altice US Finance S.A. (a)	$12,951	$12,951
Newsday (b)	4,177	6,114
Altice Management Americas (b)	615	3,117
i24NEWS (b)	3,373	—
Other Altice N.V. subsidiaries (b)	37	—
	$21,153	$22,182
Due to:
CVC 3BV (c)	—	71,655
Neptune Holdings US LP (c)	—	7,962
Altice Management International (d)	—	44,121
ATS (b)(e)	22,541	—
Newsday (b)	103	275
Other Altice N.V. subsidiaries (f)	6,358	3,350
	$29,002	$127,363

(a)	Represents interest on senior notes paid by the Company on behalf of the affiliate.

(b)
Represents amounts paid by the Company on behalf of the respective related party and for Newsday and ATS, the net amounts due from the related party also include charges for certain transition services provided.

(c)	Represents distributions payable to stockholders.

(d)	Amounts payable as of December 31, 2016 primarily represent amounts due for equipment purchases and software development services discussed above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

(e)	Represents amounts due to ATS for construction, maintenance, and installation services, net of charges to ATS pursuant to the TSA. See discussion above.

(f)	Represents amounts due to affiliates for services provided to the Company.
The table above does not include notes payable to affiliates and related parties of $1,750,000 and the related accrued interest of $102,557 as of December 31, 2016, respectively, which is reflected in accrued interest in the Company's balance sheet. See discussion in Note 9.
In the second quarter of 2017, the Company made cash distributions aggregating $839,700 to stockholders, $500,000 of which were funded with proceeds from borrowings under CSC Holdings' revolving credit facility.
NOTE 15.    COMMITMENTS AND CONTINGENCIES
Legal Matters
Following expiration of the affiliation agreements for carriage of certain Fox broadcast stations and cable networks on October 16, 2010, News Corporation terminated delivery of the programming feeds to Cablevision, and as a result, those stations and networks were unavailable on Cablevision's cable television systems. On October 30, 2010, Cablevision and Fox reached an agreement on new affiliation agreements for these stations and networks, and carriage was restored. Several purported class action lawsuits alleging breach of contract, unjust enrichment, and consumer fraud and seeking unspecified compensatory damages, punitive damages and attorneys' fees were subsequently filed on behalf of Cablevision's customers seeking recovery for the lack of Fox programming. Those lawsuits were consolidated in an action before the U. S. District Court for the Eastern District of New York, and a consolidated complaint was filed in that court on February 22, 2011. On March 28, 2012, in ruling on Cablevision's motion to dismiss, the Court dismissed all of plaintiffs’ claims, except for breach of contract.  On March 30, 2014, the Court granted plaintiffs’ motion for class certification. The parties have entered into a settlement agreement, which is subject to Court approval. As of December 31, 2016, the Company had an estimated liability associated with a potential settlement totaling $5,200. During the nine months ended September 30, 2017, the Company recorded an additional liability of $800. The amount ultimately paid in connection with the proposed settlement could exceed the amount recorded.
In October 2015, the New York Attorney General began an investigation into whether the major Internet Service Providers in New York State deliver advertised Internet speeds. The Company is cooperating with this investigation and is currently in discussions with the New York Attorney General about resolving the investigation as to the Company, which resolution may involve operational and or financial components. While the Company is unable to predict the outcome of the investigation or these discussions, at this time it does not expect that the outcome will have a material adverse effect on its operations, financial conditions or cash flows.
The Company receives notices from third parties and, in some cases, is named as a defendant in certain lawsuits claiming infringement of various patents relating to various aspects of the Company's businesses.  In certain of these cases other industry participants are also defendants.  In certain of these cases the Company expects that any potential liability would be the responsibility of the Company's equipment vendors pursuant to applicable contractual indemnification provisions.  The Company believes that the claims are without merit and intends to defend the actions vigorously, but is unable to predict the outcome of these matters or reasonably estimate a range of possible loss.
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
NOTE 16.    SEGMENT INFORMATION
The Company classifies its operations into two reportable segments: Cablevision and Cequel. The Company's reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment Adjusted EBITDA, a non-GAAP measure.  The Company defines Adjusted EBITDA as net income (loss) excluding income taxes, income (loss) from discontinued operations, non-operating other income or expenses, loss on extinguishment of debt and write-off of deferred financing costs, gain (loss) on interest rate swap contracts, gain (loss) on derivative contracts, gain (loss) on investments, interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

expense (including cash interest expense), interest income, depreciation and amortization (including impairments), share-based compensation expense or benefit, restructuring expense or credits and transaction expenses.  The Company has presented the components that reconcile Adjusted EBITDA to operating income, an accepted GAAP measure:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Cablevision	Cequel	Total	Cablevision (a)	Cequel	Total
Operating income (loss)	$11,185	$123,679	$134,864	$39,947	$102,832	$142,779
Share-based compensation	11,555	3,450	15,005	1,091	579	1,670
Restructuring and other expense	35,364	18,084	53,448	45,176	2,640	47,816
Depreciation and amortization (including impairments)	656,102	167,163	823,265	481,497	189,432	670,929
Adjusted EBITDA	$714,206	$312,376	$1,026,582	$567,711	$295,483	$863,194

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Cablevision	Cequel	Total	Cablevision (a)	Cequel	Total
Operating income (loss)	$244,667	$395,213	$639,880	$(32,133)	$274,575	$242,442
Share-based compensation	28,597	12,335	40,932	1,091	579	1,670
Restructuring and other expense	105,182	37,583	142,765	143,891	11,195	155,086
Depreciation and amortization (including impairments)	1,641,477	497,299	2,138,776	526,057	559,872	1,085,929
Adjusted EBITDA	$2,019,923	$942,430	$2,962,353	$638,906	$846,221	$1,485,127

(a) Reflects operating results of Cablevision from the date of acquisition.
A reconciliation of reportable segment amounts to the Company's consolidated balances are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating income for reportable segments	$134,864	$142,779	$639,880	$242,442
Items excluded from operating income:
Interest expense	(379,064)	(446,242)	(1,232,730)	(1,015,866)
Interest income	961	404	1,373	12,787
Gain (loss) on investments, net	(18,900)	24,833	169,888	83,467
Gain (loss) on derivative contracts, net	(16,763)	773	(154,270)	(26,572)
Gain (loss) on interest rate swap contracts	1,051	(15,861)	12,539	24,380
Loss on extinguishment of debt and write-off of deferred financing costs	(38,858)	—	(600,240)	(19,948)
Other income (expense), net	(65)	2,531	832	2,548
Loss before income taxes	$(316,774)	$(290,783)	$(1,162,728)	$(696,762)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following tables present the composition of revenue by segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
	Cablevision	Cequel	Eliminations	Total	Cablevision (a)	Cequel	Total
Residential:
Pay TV	$782,214	$272,178	$—	$1,054,392	$772,886	$279,109	$1,051,995
Broadband	404,153	241,941	—	646,094	366,166	212,439	578,605
Telephony	172,904	31,849	—	204,753	178,000	38,186	216,186
Business services and wholesale	230,274	94,486	—	324,760	220,352	89,014	309,366
Advertising	67,563	17,456	(480)	84,539	67,815	20,944	88,759
Other	7,211	5,426	—	12,637	9,480	5,830	15,310
Total Revenue	$1,664,319	$663,336	$(480)	$2,327,175	$1,614,699	$645,522	$2,260,221

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
	Cablevision (a)	Cequel	Eliminations	Total	Cablevision (a)	Cequel	Total
Residential:
Pay TV	$2,356,230	$829,380	$—	$3,185,610	$859,932	$840,354	$1,700,286
Broadband	1,177,731	709,548	—	1,887,279	406,057	613,012	1,019,069
Telephony	524,696	99,381	—	624,077	198,282	116,855	315,137
Business services and wholesale	690,168	278,123	—	968,291	244,685	260,278	504,963
Advertising	203,351	54,384	(480)	257,255	75,458	63,476	138,934
Other	21,366	17,314	—	38,680	14,145	18,777	32,922
Total Revenue	$4,973,542	$1,988,130	$(480)	$6,961,192	$1,798,559	$1,912,752	$3,711,311

(a) Reflects revenue from the Cablevision Acquisition Date.
Capital expenditures (cash basis) by reportable segment are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Cablevision	$228,594	$150,815	$550,231	$150,965
Cequel	75,042	97,341	213,067	226,761
	$303,636	$248,156	$763,298	$377,726
All revenues and assets of the Company's reportable segments are attributed to or located in the United States.
Total assets by segment are not provided as such amounts are not regularly reviewed by the chief operating decision maker for purposes of decision making regarding resource allocations.
NOTE 17.    SUBSEQUENT EVENT
On October 31, 2017, CSC Holdings made a voluntary repayment under its revolving credit facility of $500,000.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts, except per customer and per share data, included in the following discussion are presented in thousands.
Overview
Our Business
We deliver broadband, pay television, telephony services, Wi‑Fi hotspot access, proprietary content and advertising services to approximately 4.9 million residential and business customers. Our footprint extends across 21 states through a fiber‑rich broadband network with approximately 8.6 million homes passed as of September 30, 2017. We have two reportable segments: Cablevision and Cequel. Cablevision provides broadband, pay television and telephony services to residential and business customers in and around the New York metropolitan area. Cequel provides broadband, pay television and telephony services to residential and business customers in the south‑central United States, with the majority of its customers located in the ten states of Texas, West Virginia, Louisiana, Arkansas, North Carolina, Oklahoma, Arizona, California, Missouri and Ohio.
Recent Transactions
Operating results for the nine months ended September 30, 2016 include the operating results of Cablevision from the date of acquisition, June 21, 2016,
On June 21, 2016, Altice USA acquired Cablevision for a total purchase price of approximately $9,958,323 (the "Cablevision Acquisition"). The Altice USA operating results include the operating results of Cablevision from the date of acquisition.
In July 2016, we completed the sale of a 75% interest in Newsday LLC and retained the remaining 25% ownership interest. Effective July 7, 2016, the operating results of Newsday are no longer consolidated with our results and our 25% interest in the operating results of Newsday is recorded on the equity basis.
Key Factors Impacting Operating Results and Financial Condition
Our future performance is dependent, to a large extent, on the impact of direct competition, general economic conditions (including capital and credit market conditions), our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers. For more information see “Risk Factors,” “Industry Overview” and “Business-Competition” included in the Prospectus.
We derive revenue principally through monthly charges to residential subscribers of our broadband, pay television and telephony services. We also derive revenue from equipment rental, DVR, VOD, pay‑per‑view, installation and home shopping commissions. Our residential pay television, broadband and telephony services accounted for approximately 46%, 27% and 9%, respectively, of our consolidated revenue for the nine months ended September 30, 2017. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking and pay television services. For the nine months ended September 30, 2017, 14% of our consolidated revenue was derived from these business services. In addition, we derive revenues from the sale of advertising time available on the programming carried on our cable television systems, which accounted for approximately 4% of our consolidated revenue for the nine months ended September 30, 2017. Our other revenue for the nine months ended September 30, 2017 accounted for less than 1% of our consolidated revenue.
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
Basis of Presentation
Altice USA - Comparison of Actual Results for the Three and Nine Months Ended September 30, 2017 compared to the Three and Nine Months Ended September 30, 2016 and Comparison of Actual Results for the Nine Months Ended September 30, 2017 to Pro Forma Results for the Nine Months Ended September 30, 2016.
The actual results of Altice USA for the three and nine months ended September 30, 2017 and for the three months ended September 30, 2016 include the operating results of Cequel and Cablevision. The actual results of Altice USA for the nine months ended September 30, 2016 include the operating results of Cequel and the operating results of Cablevision for the period from the date of the Cablevision Acquisition, June 21, 2016, through September 30, 2016.
The unaudited pro forma consolidated statements of operations for the nine months ended September 30, 2016 presented herein reflect the Cablevision Acquisition as if it had occurred on January 1, 2016. The pro forma results have been prepared based on assumptions deemed appropriate by the Company. The pro forma adjustments include (i) the elimination of incremental costs that were directly related to the Cablevision Acquisition, (ii) the incremental depreciation and amortization that would have been recognized if the Cablevision Acquisition was completed on January 1, 2016 resulting from the step up in fair value of its property, plant and equipment and identifiable intangible assets resulting from the application of business combinations accounting, (iii) the incremental interest resulting from the issuance of debt to fund the acquisition, net of the reversal of interest and amortization of deferred financing costs related to the credit facility that was repaid on the date of acquisition and the accretion/ amortization of fair value adjustments associated with the long‑term debt acquired, (iv) the elimination of interest income earned on cash proceeds from the issuance of debt prior to the Cablevision Acquisition and (v) the income tax impact of these pro forma adjustments, and the Cablevision Acquisition.
The unaudited pro forma consolidated statements of operations are for informational purposes only. We believe that the pro forma information is useful as it provides additional information given the significant impact of the Cablevision acquisition and a reflection of how the combined business performed year over year that is not readily discernible from the actual year over year comparison. We believe that a comparison of the actual results for the nine months ended September 30, 2017 to the pro forma results for the nine months ended September 30, 2016 provides useful information because it reflects the business operations on a more comparable basis. The pro forma consolidated statements of operations are unaudited and do not purport to reflect the results of operations that would have occurred if the Cablevision Acquisition had been consummated on the date indicated above, nor does it purport to represent the results of operations of the Company for any future dates or periods.
Non-GAAP Financial Measures
We define Adjusted EBITDA, which is a non-GAAP financial measure, as net income (loss) excluding income taxes, income (loss) from discontinued operations, other non-operating income or expenses, loss on extinguishment of debt and write-off of deferred financing costs, gain (loss) on interest rate swap contracts, gain (loss) on derivative contracts, gain (loss) on investments, interest expense (including cash interest expense), interest income, depreciation and amortization (including impairments), share-based compensation expense or benefit, restructuring expense or credits and transaction expenses. We believe Adjusted EBITDA is an appropriate measure for evaluating the operating performance of the Company. Adjusted EBITDA and similar measures with similar titles are common performance measures used by investors, analysts and peers to compare performance in our industry. Internally, we use revenue and Adjusted EBITDA measures as important indicators of our business performance, and evaluate management’s effectiveness with specific reference to these indicators. We believe Adjusted EBITDA provides management and investors a useful measure for period-to-period comparisons of our core business and operating results by excluding items that are not comparable across reporting periods or that do not otherwise relate to the Company’s ongoing operating results. Adjusted EBITDA should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), and other measures of performance presented in accordance with GAAP. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies.

Results of Operations - Altice USA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2016
	Historical		Historical	Pro Forma	Historical
Revenue:
Residential:
Pay TV	$1,054,392	$1,051,995	$3,185,610	$3,168,292	$1,700,286
Broadband	646,094	578,605	1,887,279	1,692,079	1,019,069
Telephony	204,753	216,186	624,077	657,279	315,137
Business services and wholesale	324,760	309,366	968,291	916,065	504,963
Advertising	84,539	88,759	257,255	258,661	138,934
Other	12,637	15,310	38,680	156,540	32,922
Total revenue	2,327,175	2,260,221	6,961,192	6,848,916	3,711,311
Operating expenses:
Programming and other direct costs	755,101	738,390	2,272,147	2,266,365	1,177,808
Other operating expenses	560,497	660,307	1,767,624	2,187,015	1,050,046
Restructuring and other expense	53,448	47,816	142,765	162,491	155,086
Depreciation and amortization	823,265	670,929	2,138,776	1,918,678	1,085,929
Operating income	134,864	142,779	639,880	314,367	242,442
Other income (expense):
Interest expense, net	(378,103)	(445,838)	(1,231,357)	(1,324,832)	(1,003,079)
Gain (loss) on investments, net	(18,900)	24,833	169,888	213,457	83,467
Gain (loss) on derivative contracts, net	(16,763)	773	(154,270)	(62,855)	(26,572)
Gain (loss) on interest rate swap contracts	1,051	(15,861)	12,539	24,380	24,380
Loss on extinguishment of debt and write-off of deferred financing costs	(38,858)	—	(600,240)	(19,948)	(19,948)
Other income (loss), net	(65)	2,531	832	7,392	2,548
Loss before income taxes	(316,774)	(290,783)	(1,162,728)	(848,039)	(696,762)
Income tax benefit	134,688	118,230	429,664	320,188	101,332
Net loss	(182,086)	(172,553)	(733,064)	(527,851)	(595,430)
Net loss (income) attributable to noncontrolling interests	(135)	(256)	(737)	108	108
Net loss attributable to Altice USA, Inc. stockholders	$(182,221)	$(172,809)	$(733,801)	$(527,743)	$(595,322)

The following is a reconciliation of net loss to Adjusted EBITDA:

	Altice USA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2016
	Historical		Historical	Pro Forma	Historical
Net loss	$(182,086)	$(172,553)	$(733,064)	$(527,851)	$(595,430)
Income tax benefit	(134,688)	(118,230)	(429,664)	(320,188)	(101,332)
Other expense (income), net (a)	65	(2,531)	(832)	(7,392)	(2,548)
Loss (gain) on interest rate swap contracts	(1,051)	15,861	(12,539)	(24,380)	(24,380)
Loss (gain) on derivative contracts, net (b)	16,763	(773)	154,270	62,855	26,572
Loss (gain) on investments, net	18,900	(24,833)	(169,888)	(213,457)	(83,467)
Loss on extinguishment of debt and write-off of deferred financing costs	38,858	—	600,240	19,948	19,948
Interest expense, net	378,103	445,838	1,231,357	1,324,832	1,003,079
Depreciation and amortization	823,265	670,929	2,138,776	1,918,678	1,085,929
Restructuring and other expense	53,448	47,816	142,765	162,491	155,086
Share-based compensation	15,005	1,670	40,932	26,901	1,670
Adjusted EBITDA	$1,026,582	$863,194	$2,962,353	$2,422,437	$1,485,127

(a)    Includes primarily dividends received on Comcast common stock owned by the Company.

(b)	Consists of unrealized and realized losses (gains) due to the change in the fair value of derivative contracts.
The following table sets forth certain customer metrics by segment (unaudited):

	September 30, 2017			June 30, 2017			September 30, 2016
	Cablevision	Cequel	Total	Cablevision	Cequel	Total	Cablevision	Cequel	Total
	(in thousands, except per customer amounts)
Homes passed (a)	5,134	3,443	8,577	5,140	3,430	8,570	5,105	3,389	8,494
Total customer relationships (b)(c)	3,149	1,749	4,898	3,151	1,753	4,904	3,135	1,736	4,871
Residential	2,887	1,642	4,529	2,889	1,648	4,537	2,873	1,636	4,510
SMB	262	107	369	262	106	367	261	100	361
Residential customers:
Pay TV	2,382	1,048	3,430	2,401	1,062	3,463	2,443	1,113	3,556
Broadband	2,653	1,368	4,021	2,646	1,358	4,004	2,603	1,324	3,927
Telephony	1,959	588	2,547	1,954	590	2,544	1,969	594	2,563
Residential triple product customer penetration (d):	64.3%	25.4%	50.2%	64.3%	25.3%	50.1%	65.3%	25.6%	50.9%
Penetration of homes passed (e):	61.3%	50.8%	57.1%	61.3%	51.1%	57.2%	61.4%	51.2%	57.3%
ARPU(f)	$156.88	$110.64	$140.10	$156.00	$110.01	$139.25	$152.55	$108.19	$136.50

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

The following table reflects total net customer increases (decreases) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Total customer relationships	(6.1)	1.6	6.3	43.5
Residential	(7.9)	(0.7)	0.8	34.2
SMB	1.8	2.3	5.5	9.3
Residential customers:
Pay TV	(32.5)	(40.1)	(104.4)	(84.5)
Broadband	16.5	17.5	58.4	88.7
Telephony	3.4	(27.1)	(11.8)	(25.7)

	Historical
	Three Months Ended September 30,
	2017				2016
	Cablevision	Cequel	Eliminations	Total	Cablevision	Cequel	Total
Revenue:
Residential:
Pay TV	$782,214	$272,178	$—	$1,054,392	$772,886	$279,109	$1,051,995
Broadband	404,153	241,941	—	646,094	366,166	212,439	578,605
Telephony	172,904	31,849	—	204,753	178,000	38,186	216,186
Business services and wholesale	230,274	94,486	—	324,760	220,352	89,014	309,366
Advertising	67,563	17,456	(480)	84,539	67,815	20,944	88,759
Other	7,211	5,426	—	12,637	9,480	5,830	15,310
Total revenue	1,664,319	663,336	(480)	2,327,175	1,614,699	645,522	2,260,221
Operating expenses:
Programming and other direct costs	570,995	184,283	(177)	755,101	554,370	184,020	738,390
Other operating expenses	390,673	170,127	(303)	560,497	493,709	166,598	660,307
Restructuring and other expense	35,364	18,084	—	53,448	45,176	2,640	47,816
Depreciation and amortization	656,102	167,163	—	823,265	481,497	189,432	670,929
Operating income	$11,185	$123,679	$—	$134,864	$39,947	$102,832	$142,779

	Historical
	Nine Months Ended September 30,
	2017				2016
	Cablevision	Cequel	Eliminations	Total	Cablevision	Cequel	Total
Revenue:
Residential:
Pay TV	$2,356,230	$829,380	$—	$3,185,610	$859,932	$840,354	$1,700,286
Broadband	1,177,731	709,548	—	1,887,279	406,057	613,012	1,019,069
Telephony	524,696	99,381	—	624,077	198,282	116,855	315,137
Business services and wholesale	690,168	278,123	—	968,291	244,685	260,278	504,963
Advertising	203,351	54,384	(480)	257,255	75,458	63,476	138,934
Other	21,366	17,314	—	38,680	14,145	18,777	32,922
Total revenue	4,973,542	1,988,130	(480)	6,961,192	1,798,559	1,912,752	3,711,311
Operating expenses:
Programming and other direct costs	1,710,245	562,079	(177)	2,272,147	616,860	560,948	1,177,808
Other operating expenses	1,271,971	495,956	(303)	1,767,624	543,884	506,162	1,050,046
Restructuring and other expense	105,182	37,583	—	142,765	143,891	11,195	155,086
Depreciation and amortization	1,641,477	497,299	—	2,138,776	526,057	559,872	1,085,929
Operating income (loss)	$244,667	$395,213	$—	$639,880	$(32,133)	$274,575	$242,442

The following table sets forth certain operating information by segment on a pro forma basis:

	Pro Forma
	Nine Months Ended September 30, 2016
	Cablevision	Cequel	Total
Revenue:
Residential:
Pay TV	$2,327,938	$840,354	$3,168,292
Broadband	1,079,067	613,012	1,692,079
Telephony	540,424	116,855	657,279
Business services and wholesale	655,787	260,278	916,065
Advertising	195,185	63,476	258,661
Other	137,763	18,777	156,540
Total revenue	4,936,164	1,912,752	6,848,916
Operating expenses:
Programming and other direct costs	1,705,417	560,948	2,266,365
Other operating expenses	1,680,853	506,162	2,187,015
Restructuring and other expense	151,296	11,195	162,491
Depreciation and amortization	1,358,806	559,872	1,918,678
Operating income	$39,792	$274,575	$314,367
Altice USA - Comparison of Actual Results for the Three and Nine Months Ended September 30, 2017 compared to the Three and Nine Months Ended September 30, 2016 and Comparison of Actual Results for the Nine Months Ended September 30, 2017 to Pro Forma Results for the Nine Months Ended September 30, 2016.
Please see “-Basis of Presentation” for an explanation of why we believe that a comparison of the actual results for the nine months ended September 30, 2017 to the pro forma results for the nine months ended September 30, 2016 provides useful information.
Pay Television Revenue
Actual Three and Nine Months Ended September 30, 2017 Compared to Actual Three and Nine Months Ended September 30, 2016
Pay television revenue for the three and nine months ended September 30, 2017 was $1,054,392 and $3,185,610, respectively, of which $782,214 and $2,356,230 was derived from the Cablevision segment and $272,178 and $829,380 relates to our Cequel segment. Pay television revenue for the three and nine months ended September 30, 2016 was $1,051,995 and $1,700,286 of which $772,886 and $859,932 relates to the Cablevision segment and $279,109 and $840,354 relates to our Cequel segment. Pay television is derived principally through monthly charges to residential subscribers of our pay television services. Revenue increases are derived primarily from rate increases, increases in the number of subscribers, including additional services sold to our existing subscribers, and programming package upgrades.
Pay television revenue for our Cablevision segment increased $9,328 (1%) for the three months ended September 30, 2017 as compared to the same period in the prior year. The increase was due primarily to rate increases for certain video services implemented near the end of the fourth quarter of 2016, an increase in pay-per-view revenue and an increase in late fees. Partially offsetting these increases was a decrease in revenue as compared to the prior year due to a decline in pay television customers.
Pay television revenue for our Cequel segment decreased $6,931 (2%) for the three months ended September 30, 2017 as compared to the same period in the prior year. The decrease was due primarily to a decline in the number of pay television customers, partially offset by certain rate increases, an increase in pay-per-view revenue, an increase in installation services revenue and an increase in late fees as compared to the prior year period.

Actual Nine Months Ended September 30, 2017 Compared to Pro Forma Nine Months Ended September 30, 2016
Pay television revenue for the nine months ended September 30, 2017 was $3,185,610 compared to $3,168,292 for the nine months ended September 30, 2016, on a pro forma basis. The pro forma increase of $17,318 (1%) is comprised of a pro forma increase of $28,292 (1%) for our Cablevision segment, partially offset by a decrease of $10,974 (1%) for our Cequel segment.
Pay television revenue for our Cablevision segment increased $28,292 (1%) for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, on a pro forma basis. The pro forma increase was due primarily to rate increases for certain video services implemented near the end of the fourth quarter of 2016, an increase in late fees and an increase in pay-per-view revenue. Partially offsetting these increases was a decrease in revenue as compared to the prior year due to a decline in pay television customers.
Pay television revenue for our Cequel segment decreased $10,974 (1%) for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, on a pro forma basis. The pro forma decrease was due primarily to a decline in the number of pay television customers and a decrease in premium video services revenue, partially offset by certain rate increases, an increase in installation services revenue and an increase in late fees.
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
Broadband Revenue
Actual Three and Nine Months Ended September 30, 2017 Compared to Actual Three and Nine Months Ended September 30, 2016
Broadband revenue for the three and nine months ended September 30, 2017 was $646,094 and $1,887,279, respectively, of which $404,153 and $1,177,731 was derived from our Cablevision segment and $241,941 and $709,548 was derived from our Cequel segment. Broadband revenue for the three and nine months ended September 30, 2016 was $578,605 and $1,019,069, respectively, of which $366,166 and $406,057 relates to the Cablevision segment and $212,439 and $613,012 relates to our Cequel segment. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Revenue increases are derived primarily from rate increases, increases in the number of subscribers, including additional services sold to our existing subscribers, and speed tier upgrades.
Broadband revenue for our Cablevision segment increased $37,987 (10%) for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was due primarily to higher average recurring broadband revenue per broadband customer, an increase in broadband customers, and an increase in late fees.
Broadband revenue for our Cequel segment increased $29,502 (14%) for the three months ended September 30, 2017 compared to the same period in the prior year. The increase was due primarily to an increase in broadband customers, an increase in rates, an increase resulting from the impact of service level changes, and an increase in late fees.
Actual Nine Months Ended September 30, 2017 Compared to Pro Forma Nine Months Ended September 30, 2016
Broadband revenue for the nine months ended September 30, 2017 was $1,887,279 compared to $1,692,079 for the nine months ended September 30, 2016, on a pro forma basis. On a pro forma basis, broadband revenue increased $195,200 (12%) and is comprised of a pro forma increase of $98,664 (9%) for our Cablevision segment and an increase of $96,536 (16%) for our Cequel segment.
Broadband revenue for our Cablevision segment increased $98,664 (9%) for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, on a pro forma basis. The pro forma increase was due primarily to higher average recurring broadband revenue per broadband customer, an increase in broadband customers, and an increase in late fees.
Broadband revenue for our Cequel segment increased $96,536 (16%) for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, on a pro forma basis. The pro forma increase was due primarily to an increase in broadband customers, an increase in rates, an increase resulting from the impact of service level changes, an increase in residential home networking revenue and an increase in late fees.

Telephony Revenue
Actual Three and Nine Months Ended September 30, 2017 Compared to Actual Three and Nine Months Ended September 30, 2016
Telephony revenue for the three and nine months ended September 30, 2017 was $204,753 and $624,077 of which $172,904 and $524,696 was derived from the Cablevision segment and $31,849 and $99,381 was derived from our Cequel segment. Telephony revenue for the three and nine months ended September 30, 2016 was $216,186 and $315,137, respectively, of which $178,000 and $198,282 relates to the Cablevision segment and $38,186 and $116,855 relates to our Cequel segment. Telephony revenue is derived principally through monthly charges to residential subscribers of our telephony services. Revenue increases are derived primarily from rate increases, increases in the number of subscribers, and additional services sold to our existing subscribers.
Telephony revenue for our Cablevision segment decreased $5,096 (3%) for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease was due primarily to a decline in international calling and a decline in telephony customers.
Telephony revenue for our Cequel segment decreased $6,337 (17%) for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease was due primarily to a decline in telephony customers and lower rates offered to customers.
Actual Nine Months Ended September 30, 2017 Compared to Pro Forma Nine Months Ended September 30, 2016
Telephony revenue for the nine months ended September 30, 2017 was $624,077 compared to $657,279 for the nine months ended September 30, 2016, on a pro forma basis. On a pro forma basis, telephony revenue decreased $33,202 (5%) for the nine months ended September 30, 2017 as compared to the prior year period and is comprised of a pro forma decrease of $15,728 (3%) for our Cablevision segment and a decrease of $17,474 (15%) for our Cequel segment.
Telephony revenue for our Cablevision segment decreased $15,728 (3%) for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, on a pro forma basis. The pro forma decrease was due primarily to a decline in international calling and a decline in telephony customers.
Telephony revenue for our Cequel segment decreased $17,474 (15%) for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, on a pro forma basis. The pro forma decrease was due primarily to a decline in telephony customers and lower rates offered to customers.
Business Services and Wholesale Revenue
Actual Three and Nine Months Ended September 30, 2017 Compared to Actual Three and Nine Months Ended September 30, 2016
Business services and wholesale revenue for the three and nine months ended September 30, 2017 was $324,760 and $968,291, respectively of which $230,274 and $690,168 was derived from the Cablevision segment and $94,486 and $278,123 was derived from our Cequel segment. Business services and wholesale revenue for the three and nine months ended September 30, 2016 was $309,366 and $504,963, respectively, of which $220,352 and $244,685 relates to the Cablevision segment and $89,014 and $260,278 relates to our Cequel segment. Business services and wholesale revenue is derived primarily from the sale of fiber based telecommunications services to the business market, and the sale of broadband, pay television and telephony services to small and medium sized businesses ("SMB").
Business services and wholesale revenue for our Cablevision segment increased $9,922 (5%) for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase was primarily due to higher average recurring telephony and broadband revenue per SMB customer, partially offset by reduced traditional voice and data services for commercial customers.
Business services and wholesale revenue for our Cequel segment increased $5,472 (6%) for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase was primarily due to higher commercial rates and customers for broadband services, an increase in certain pay television rates and increases in commercial carrier services.

Actual Nine Months Ended September 30, 2017 Compared to Pro Forma Nine Months Ended September 30, 2016
Business services and wholesale revenue for the nine months ended September 30, 2017 was $968,291 compared to $916,065 for the nine months ended September 30, 2016, on a pro forma basis. The increase of $52,226 (6%) for the nine months ended September 30, 2017 as compared to the prior year period is comprised of a pro forma increase of $34,381 (5%) for our Cablevision segment and a pro forma increase of $17,845 (7%) for our Cequel segment.
Business services and wholesale revenue for our Cablevision segment increased $34,381 (5%) for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, on a pro forma basis. The pro forma increase was primarily due to higher average recurring telephony and broadband revenue per SMB customer and an increase in Ethernet revenue resulting from a larger number of services installed, partially offset by reduced traditional voice and data services for commercial customers.
Business services and wholesale revenue for our Cequel segment increased $17,845 (7%) for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, on a pro forma basis. The pro forma increase was primarily due to higher commercial rates and customers for broadband services, an increase in certain pay television rates and increases in commercial carrier services.
Advertising Revenue
Actual Three and Nine Months Ended September 30, 2017 Compared to Actual Three and Nine Months Ended September 30, 2016
Advertising revenue for the three and nine months ended September 30, 2017, net of inter-segment revenue, was $84,539 and $257,255, respectively, of which $67,563 and $203,351 was derived from our Cablevision segment and $17,456 and $54,384 was derived from our Cequel segment. Advertising revenue for the three and nine months ended September 30, 2016 was $88,759 and $138,934, respectively, of which $67,815 and $75,458 relates to the Cablevision segment and $20,944 and $63,476 relates to our Cequel segment. Advertising revenue is primarily derived from the sale of advertising time available on the programming carried on our cable television systems.
Advertising revenue for our Cablevision segment decreased $252 (0%) for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.
Advertising revenue for our Cequel segment decreased $3,488 (17%) for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The decrease is due to declines in political, auto and retail advertising.
Actual Nine Months Ended September 30, 2017 Compared to Pro Forma Nine Months Ended September 30, 2016
Advertising revenue for the nine months ended September 30, 2017 was $257,255, net of inter-segment revenue, compared to $258,661 for the nine months ended September 30, 2016, on a pro forma basis. The pro forma decrease of $1,406 (1%) for the nine months ended September 30, 3017 as compared to the prior year period is comprised of a pro forma increase of $8,166 (4%) for our Cablevision segment, offset by a pro forma decrease of $9,092 (14%) for our Cequel segment.
Advertising revenue for our Cablevision segment increased of $8,166 (4%) for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, on a pro forma basis. The pro forma increase is due primarily to an increase in digital advertising revenue.
Advertising revenue for our Cequel segment decreased $9,092 (14%) for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, on a pro forma basis. The pro forma decrease is due to declines in political, auto and retail advertising.
Other Revenue
Actual Three and Nine Months Ended September 30, 2017 Compared to Actual Three and Nine Months Ended September 30, 2016
Other revenue for the three and nine months ended September 30, 2017 was $12,637 and $38,680, respectively, of which $7,211 and $21,366 was derived from our Cablevision segment and $5,426 and $17,314 was derived from our Cequel segment. Other revenue for the three and nine months ended September 30, 2016 was $15,310 and $32,922, respectively, of which $9,480 and $14,145 relates to the Cablevision segment and $5,830 and $18,777 relates to our Cequel segment. Other revenue includes other miscellaneous revenue streams.
Actual Nine Months Ended September 30, 2017 Compared to Pro Forma Nine Months Ended September 30, 2016
Other revenue for the nine months ended September 30, 2017 was $38,680 compared to $156,540 for the nine months ended September 30, 2016 on a pro forma basis. The pro forma decrease of $117,860 (75%) for the nine months ended September 30, 3017 as compared to the prior year period is comprised of a pro forma decrease of $116,397 (84%) for our Cablevision segment and a pro forma decrease of $1,463 (8%) for our Cequel segment.
Other revenue for our Cablevision segment decreased of $116,397 (84%) for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, on a pro forma basis. The pro forma decrease is due primarily to Cablevision no longer consolidating the operating results of Newsday as a result of the sale of a 75% interest in Newsday, effective July 7, 2016. The Company’s 25% interest in the operating results of Newsday is recorded on the equity method.
Other revenue for our Cequel segment decreased of $1,463 (8%) for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, on a pro forma basis.
Programming and Other Direct Costs
Actual Three and Nine Months Ended September 30, 2017 Compared to Actual Three and Nine Months Ended September 30, 2016
Programming and other direct costs for the three and nine months ended September 30, 2017 amounted to $755,101 and $2,272,147, respectively, of which $570,995 and $1,710,245 relate to our Cablevision segment and $184,283 and $562,079 relate to our Cequel segment. Programming and other direct costs for the three and nine months ended September 30, 2016 was $738,390 and $1,177,808, respectively, of which $554,370 and $616,860 relates to the Cablevision segment and $184,020 and $560,948 relates to our Cequel segment. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay‑per‑view) and are generally paid on a per‑subscriber basis. These costs typically rise due to increases in contractual rates and new channel launches and are also impacted by changes in the number of customers receiving certain programming services. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of pay television service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes.
The increase of $16,711 (2%) in programming and other direct costs for the three months ended September 30, 2017, net of inter-segment eliminations, as compared to the prior year period is attributable to the following:

Cablevision segment:
Increase in programming costs due primarily to contractual rate increases and an increase in pay-per-view costs primarily from an event in August 2017, partially offset by lower pay television customers and lower video-on-demand costs	$16,517
Increase in costs of digital media advertising spots for resale	5,251
Decrease in call completion and transport costs primarily due to lower level of activity	(3,205)
Decrease in costs primarily related to the sale of Newsday in July 2016	(1,731)
Other net decreases	(207)
16,625
Cequel segment:
Increase in programming costs due primarily to contractual rate increases and an increase in pay-per-view costs primarily from an event in August 2017, partially offset by lower pay television customers and lower video-on-demand costs	2,057
Decrease in franchise costs due to lower pay television customers	(1,113)
Other net decreases	(681)
263
Inter-segment eliminations	(177)
$16,711
Actual Nine Months Ended September 30, 2017 Compared to Pro Forma Nine Months Ended September 30, 2016
Programming and other direct costs for the nine months ended September 30, 2017 amounted to $2,272,147 compared to $2,266,365 for the nine months ended September 30, 2016, on a pro forma basis, of which $1,710,245 and $1,705,417 relates to the Cablevision segment and $562,079 and $560,948 relates to our Cequel segment.
The pro forma increase of $5,782 for the nine months ended September 30, 2017, net of inter-segment eliminations, as compared to the prior year period is attributable to the following:

Cablevision segment:
Increase in programming costs due primarily to contractual rate increases and an increase in pay-per-view costs primarily from an event in August 2017, partially offset by lower pay television customers and lower video-on-demand costs	$46,340
Increase in costs of digital media advertising spots for resale	10,761
Decrease in costs primarily related to the sale of Newsday in July 2016	(33,889)
Decrease in call completion and transport costs primarily due to lower level of activity	(15,297)
Decrease in cost of sales (which includes the bulk sale of handset inventory of $5,445 during the first quarter of 2016)	(4,543)
Other net increases	1,456
4,828
Cequel segment:
Increase in programming costs due primarily to contractual rate increases and an increase in pay-per-view costs primary from an event in August 2017, partially offset by lower pay television customers and lower video-on-demand costs	7,195
Decrease in franchise costs due to lower pay television customers	(2,976)
Decrease in media cost of sales	(1,156)
Net decrease in call completion and interconnection costs due to lower level of activity	(1,065)
Other net decreases	(867)
1,131
Inter-segment eliminations	(177)
$5,782

Programming costs
Programming costs aggregated $629,833 and $1,898,100 for the three and nine months ended September 30, 2017, respectively, on an actual basis. On a pro forma basis programming costs aggregated $1,844,565 for nine months ended September 30, 2016. Our programming costs increased 3% for the three months ended September 30, 2017 as compared to the same period in the prior year and for the nine months ended September 30, 2017 as compared to the same period in the prior year, on a pro forma basis. Our programming costs in 2017 will continue to be impacted by changes in programming rates, which we expect to increase by high single digits, and by changes in the number of pay television customers.
Other Operating Expenses
Actual Three and Nine Months Ended September 30, 2017 Compared to Actual Three and Nine Months Ended September 30, 2016
Other operating expenses for the three and nine months ended September 30, 2017 amounted to $560,497, and $1,767,624, respectively, of which $390,673 and $1,271,971 relate to our Cablevision segment and $170,127 and $495,956 relate to our Cequel segment. Other operating expenses for the three and nine months ended September 30, 2016 amounted to $660,307 and $1,050,046, respectively, of which $493,709 and $543,884 relates to the Cablevision segment and $166,598 and $506,162 relates to our Cequel segment. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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

The decrease of $99,810 (15%) in other operating expenses for the three months ended September 30, 2017, net of inter-segment eliminations, as compared to the prior year period is attributable to the following:

Cablevision segment:
Decrease primarily in employee related costs related to the elimination of certain positions (including the impact of the decline in headcount resulting from the ATS agreement), and lower net benefits, partially offset by merit increases	$(126,269)
Decrease in rent and insurance (including the impact of the decline in headcount resulting from the ATS agreement)	(9,693)
Decrease in repairs and maintenance costs relating to our operations	(8,382)
Decrease in product development costs and product consulting fees	(6,368)
Decrease in costs primarily related to the sale of Newsday in July 2016	(3,788)
Increase in contractor costs due primarily to the execution of the ATS agreement	43,298
Increase in share-based compensation and long-term incentive plan awards expense	11,298
Other net decreases	(3,132)
(103,036)
Cequel segment:
Decrease primarily in salaries and benefits related to the elimination of certain positions in connection with the initiatives to simplify the Company's organizational structure, partially offset by a decrease in capitalizable activity	(9,891)
Decrease in insurance costs	(1,824)
Decrease in contract labor costs	(295)
Increase in consulting and professional fees	6,803
Increase in share-based compensation and long-term incentive plan awards expense	4,174
Increase in sales and marketing costs	3,761
Other net increases	801
3,529
Inter-segment eliminations	(303)
$(99,810)
Actual Nine Months Ended September 30, 2017 Compared to Pro Forma Nine Months Ended September 30, 2016
Other operating expenses for the nine months ended September 30, 2017 amounted to $1,767,624 compared to $2,187,015 for the nine months ended September 30, 2016, on a pro forma basis, of which $1,271,971 and $1,680,853 related to our Cablevision segment and $495,956 and $506,162 related to our Cequel segment.

The pro forma decrease of $419,391 (19%) for the nine months ended September 30, 2017, net of inter-segment eliminations, as compared to the prior year period is attributable to the following:

Cablevision segment:
Decrease primarily in employee related costs related to the elimination of certain positions (including the impact of the decline in headcount resulting from the ATS agreement), and lower net benefits, partially offset by merit increases	$(336,241)
Decrease in costs primarily related to the sale of Newsday in July 2016	(95,262)
Decrease in repairs and maintenance costs relating to our operations	(28,649)
Decrease in product development costs and product consulting fees	(25,365)
Increase in capitalization of certain costs primarily due to a change to the asset-based approach for estimating capitalization	(16,471)
Decrease in rent and insurance (including the impact of the decline in headcount resulting from the ATS agreement)	(15,438)
Increase in contractor costs due primarily to the execution of the ATS agreement	85,443
Increase in sales and marketing costs	21,559
Increase in fees for certain executive services provided by our parent entity (nine months in 2017 compared to approximately six months in 2016)	9,444
Other net decreases	(7,902)
(408,882)
Cequel segment:
Decrease primarily in salaries and benefits related to the elimination of certain positions in connection with the initiatives to simplify the Company's organizational structure, partially offset by a decrease in capitalizable activity	(39,191)
Decrease in insurance costs	(5,433)
Decrease in contract labor costs	(3,260)
Increase in consulting and professional fees	15,530
Increase in share-based compensation and long-term incentive plan awards expense	14,930
Increase in sales and marketing costs	5,536
Other net increases	1,682
(10,206)
Inter-segment eliminations	(303)
$(419,391)
Restructuring and Other Expense
Actual Three and Nine Months Ended September 30, 2017 Compared to Actual Three and Nine Months Ended September 30, 2016
Restructuring and other expense for the three and nine months ended September 30, 2017 of $53,448 and $142,765, respectively ($35,364 and $105,182 for our Cablevision segment and $18,084 and $37,583 for our Cequel segment) as compared to $47,816 and $155,086 for the three and nine months ended September 30, 2016 ($45,176 and $143,891 for our Cablevision segment and $2,640 and $11,195 for our Cequel segment). These amounts primarily relate to severance and other employee related costs resulting from headcount reductions related to initiatives which commenced in 2016 that are intended to simplify the Company's organizational structure. We currently anticipate that additional restructuring expenses will be recognized as we continue to analyze our organizational structure.
Actual Nine Months Ended September 30, 2017 Compared to Pro Forma Nine Months Ended September 30, 2016
Restructuring and other expense for the nine months ended September 30, 2017 was $142,765 ($105,182 for our Cablevision segment and $37,583 for our Cequel segment) compared to $162,491 ($151,296 for our Cablevision segment and $11,195 for our Cequel segment) for the nine months ended September 30, 2016, on a pro forma basis.

Restructuring and other expense for the nine months ended September 30, 2017, as well as for the nine months ended September 30, 2016 primarily relate to severance and other employee related costs resulting from headcount reductions related to initiatives which commenced in 2016 that are intended to simplify the Company’s organizational structure. Restructuring and other expense for the nine months ended September 30, 2016 related to Cablevision includes adjustments related to prior restructuring plans of $2,299 on a pro forma basis, respectively.
Depreciation and Amortization
Actual Three and Nine Months Ended September 30, 2017 Compared to Actual Three and Nine Months Ended September 30, 2016
Depreciation and amortization for the three and nine months ended September 30, 2017 amounted to $823,265 and $2,138,776, respectively, of which $656,102 and $1,641,477 relates to our Cablevision segment and $167,163 and $497,299 relates to our Cequel segment. Depreciation and amortization for the three and nine months ended September 30, 2016 amounted to $670,929 and $1,085,929, respectively, of which $481,497 and $526,057 relates to the Cablevision segment and $189,432 and $559,872 relates to our Cequel segment.
Depreciation and amortization for our Cablevision segment increased of $174,605 (36%) for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase is due primarily to the acceleration of amortization on its trade name intangible assets in connection with the announcement, on May 23, 2017, of the adoption of a global brand that will replace the Optimum brand in the future, as well as depreciation on new asset additions.
Depreciation and amortization for our Cequel segment decreased $22,269 (12%) for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The decrease is due primarily to lower amortization expense for certain intangible assets that are being amortized using an accelerated method, partially offset by an increase resulting from revisions made to the fair value of assets acquired resulting from the finalization in the fourth quarter of 2016 of the purchase price allocation in connection with the Cequel Acquisition.
Actual Nine Months Ended September 30, 2017 Compared to Pro Forma Nine Months Ended September 30, 2016
Depreciation and amortization for the nine months ended September 30, 2017 amounted to $2,138,776 compared to $1,918,678, for the nine months ended September 30, 2016, on a pro forma basis. The pro forma increase of $220,098 (11%) for the nine months ended September 30, 2017 as compared to the prior year period is comprised of a $282,671 (21%) pro forma increase for our Cablevision segment, partially offset by a pro forma decrease of $62,573 (11%) for our Cequel segment. The pro forma increase for our Cablevision segment is primarily due to the acceleration of amortization on its trade name intangible assets in connection with the announcement, on May 23, 2017, of the adoption of a global brand that will replace the Optimum brand in the future, as well as depreciation on new asset additions. For Cequel, the decrease is due primarily to lower amortization expense for certain intangible assets that are being amortized using an accelerated method, partially offset by an increase resulting from revisions made to the fair value of assets acquired resulting from the finalization in the fourth quarter of 2016 of the purchase price allocation in connection with the Cequel Acquisition.
Adjusted EBITDA
Actual Three and Nine Months Ended September 30, 2017 Compared to Actual Three and Nine Months Ended September 30, 2016
Adjusted EBITDA amounted to $1,026,582 and $2,962,353 for the three and nine months ended September 30, 2017, of which $714,206 and $2,019,923 relates to our Cablevision segment and $312,376 and $942,430 relates to our Cequel segment. Adjusted EBITDA amounted to $863,194 and $1,485,127 for the three and nine months ended September 30, 2016, respectively, of which $567,711 and $638,906 relates to the Cablevision segment and $295,483 and $846,221 relates to our Cequel segment.
Adjusted EBITDA is a non-GAAP measure that is defined as net loss excluding income taxes, loss from discontinued operations, other non-operating income or expenses, loss on extinguishment of debt and write-off of deferred financing costs, gain (loss) on interest rate swap contracts, gain (loss) on derivative contracts, gain (loss) on investments, interest expense (including cash interest expense), interest income, depreciation and amortization (including impairments), share-

based compensation expense, restructuring expense or credits and transaction expenses. See reconciliation of net loss to adjusted EBITDA above.
For our Cablevision segment, adjusted EBITDA increased $146,495 (26%) for the three months ended September 30, 2017 as compared to the same period in the prior year.  The increases are due primarily to increases in revenue and decreases in operating expenses (excluding depreciation and amortization, restructuring expense and other expenses and share-based compensation).
For our Cequel segment, adjusted EBITDA increased $16,893 (6%) and $96,209 (11%) for the three and nine months ended September 30, 2017 as compared to the same periods in the prior year.  The increases are due primarily to increases in revenue and decreases in operating expenses (excluding depreciation and amortization, restructuring expense and other expenses and share-based compensation).
Actual Nine Months Ended September 30, 2017 Compared to Pro Forma Nine Months Ended September 30, 2016
Adjusted EBITDA for the nine months ended September 30, 2017 was $2,962,353 compared to $2,422,437 for the nine months ended September 30, 2016, on a pro forma basis. The pro forma increase of $539,916 (22%) for the nine months ended September 30, 2017 as compared to the prior year period consists of a pro forma increase of $443,707 (28%) for our Cablevision segment and a pro forma increase of $96,209 (11%) for our Cequel segment. The pro forma increases for the three and nine months were due primarily to increases in revenue and decreases in operating expenses (excluding depreciation and amortization, restructuring and other expense and share‑based compensation), as discussed above.
Interest Expense, net
Actual Three and Nine Months Ended September 30, 2017 Compared to Actual Three and Nine Months Ended September 30, 2016
Interest expense, net was $378,103 and $445,838, for the three months ended September 30, 2017 and 2016, and $1,231,357 and $1,003,079 for the nine months ended September 30, 2017 and 2016, respectively, and includes interest on debt issued to finance the Cablevision Acquisition and Cequel Acquisition, as well as interest on debt assumed in connection with these acquisitions.
The decrease of $67,735 (15%) and an increase of $228,278 (23%) for the three and nine months ended September 30, 2017 as compared to the prior year periods is attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2017
Increase (decrease) due to changes in average debt balances and interest rates on our indebtedness and collateralized debt	$(73,710)	$222,971
Lower (higher) interest income	(557)	11,414
Other net increases (decreases), primarily amortization of deferred financing costs and original issue discounts	6,532	(6,107)
	$(67,735)	$228,278
Actual Nine Months Ended September 30, 2017 Compared to Pro Forma Nine Months Ended September 30, 2016
Interest expense, net amounted to $1,231,357 for the nine months ended September 30, 2017 and $1,324,832 for the nine months ended September 30, 2016, on a pro forma basis. The pro forma decrease of $93,475 (7%) as compared to the prior year period is attributable to the following:

Decrease due to decline in average debt balances and interest rates on our indebtedness and collateralized debt	$(94,917)
Lower interest income	867
Other net decreases, primarily amortization of deferred financing costs and original issue discounts	575
$(93,475)
See "Liquidity and Capital Resources" discussion below for a detail of our borrower groups.

Gain (loss) on Investments, net
Actual Three and Nine Months Ended September 30, 2017 Compared to Actual Three and Nine Months Ended September 30, 2016
Gain (loss) on investments, net for the three and nine months ended September 30, 2017 of $(18,900) and $169,888 and $24,833 and $83,467 for the three and nine months ended September 30, 2016 consists primarily of the increase (decrease) in the fair value of Comcast common stock owned by the Company for the period. The effects of these gains are partially offset by the losses on the related equity derivative contracts, net described below.
Actual Nine Months Ended September 30, 2017 Compared to Pro Forma Nine Months Ended September 30, 2016
Gain on investments, net for the nine months ended September 30, 2017 amounted $169,888 compared to $213,457 for the nine months ended September 30, 2016, on a pro forma basis, assuming the Cablevision Acquisition occurred on January 1, 2016 and consists primarily of the increase in the fair value of Comcast common stock owned by the Company. The effects of these gains are partially offset by the losses on the related equity derivative contracts, net described below.
Gain (loss) on Derivative Contracts, net
Actual Three and Nine Months Ended September 30, 2017 Compared to Actual Three and Nine Months Ended September 30, 2016
Gain (loss) on derivative contracts, net for the three and nine months ended September 30, 2017 amounted to $(16,763) and $(154,270) compared to $773 and $(26,572) for the three and nine months ended September 30, 2016, respectively and consists of unrealized and realized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these gains or losses are offset by gains and losses on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above. The loss for the three and nine months ended September 30, 2017 also includes the realized loss on the settlement of certain put-call options, as well as the loss resulting from the change in the fair value on the put-call contracts aggregating $72,365.
Actual Nine Months Ended September 30, 2017 Compared to Pro Forma Nine Months Ended September 30, 2016
Loss on derivative contracts, net for the nine months ended September 30, 2017 was $154,270 compared to $62,855 for the nine months ended September 30, 2016, on a pro forma basis, assuming the Cablevision Acquisition occurred on January 1, 2016 and consists of unrealized and realized losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company. The loss for the nine months ended September 30, 2017 also includes the realized loss on the settlement of certain put-call options, as well as the loss resulting from the change in the fair value on the put-call contracts aggregating $72,365.
Gain (loss) on interest rate swap contracts
Gain (loss) on interest rate swap contracts was $1,051 and $12,539 for the three and nine months ended September 30, 2017 as compared to $(15,861) and $24,380 for the three and nine months ended September 30, 2016. These amounts represent the increase or decrease in fair value of the fixed to floating interest rate swaps entered into by our Cequel segment in September 2016. The objective of these swaps is to cover the exposure to changes in the market interest rate of the $1,500,000 principal amount of the Cequel 2026 Senior Secured Notes. These swap contracts are not designated as hedges for accounting purposes.
Loss on extinguishment of debt and write-off of deferred financing costs
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $38,858 and $600,240 for the three and nine months ended September 30, 2017 and includes the premium of $513,723 related to the notes payable to affiliates and related parties that were converted into shares of the Company’s common stock, $18,976 related to the Cablevision Extension Amendment and the redemption of senior notes, $28,684 related to the Cequel Extension Amendment and the redemption of senior notes and $38,858 relating primarily to a premium paid from the prepayment of principal on certain senior notes outstanding.
Loss on extinguishment of debt amounted to $19,948 for the nine months ended September 30, 2016 and related to the repayment and termination of the Cequel credit facility.

Income Tax Benefit
Actual Three and Nine Months Ended September 30, 2017 Compared to Actual Three and Nine Months Ended September 30, 2016
The Company recorded income tax benefit of $134,688 and $429,664 for the three and nine months ended September 30, 2017, respectively, reflecting an effective tax rate of 43% and 37%, respectively. Nondeductible share-based compensation expense for the three and nine months ended September 30, 2017 reduced income tax benefit by $6,002 and $16,373, respectively.
The Company recorded income tax benefit of $118,230 and $101,332 for the three and nine months ended September 30, 2016, respectively. On June 9, 2016 the common stock of Cequel Corporation was contributed to the Company. On June 21, 2016, the Company completed its acquisition of Cablevision. Accordingly, Cequel and Cablevision joined the federal consolidated and certain state combined income tax returns of the Company. As a result, the applicate tax rate used to measure deferred tax assets and liabilities increased, resulting in a non-cash deferred income tax charge of $153,660 in the second quarter of 2016. In addition, there was no state income tax benefit on the pre-merger accrued interest at Finco, resulting in additional deferred tax expense of $2,431 and $18,542 for the three and nine months ended September 30, 2016, respectively.
Actual Nine Months Ended September 30, 2017 Compared to Pro Forma Nine Months Ended September 30, 2016
Income tax benefit for the nine months ended September 30, 2017 was $429,664, reflecting an effective tax rate of 37%. Nondeductible share-based compensation expense for the nine months ended September 30, 2017 reduced income tax benefit by $16,373.
Income tax benefit on a pro forma basis amounted to $320,188 for the nine months ended September 30, 2016. In 2016, there was no state income tax benefit on the pre-Merger accrued interest at Finco, resulting in additional deferred tax expense of $18,542 for the nine months ended September 30, 2016.
In general, the Company is required to use an estimated annual effective tax rate to measure the income tax expense or benefit recognized in an interim period. The estimated annual effective tax rate is revised on a quarterly basis and therefore may be different from the rate used in a prior interim period. In addition, certain items included in income tax expense as well as the tax impact of certain items included in pretax income from continuing operations must be treated as discrete items. The income tax expense or benefit associated with these discrete items is fully recognized in the interim period in which the items occur.
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
Initial Public Offering
In June 2017, the Company completed its IPO of 71,724,139 shares of its Class A common stock (12,068,966 shares sold by the Company and 59,655,173 shares sold by existing stockholders) at a price to the public of $30.00 per share, including the underwriters full exercise of their option to purchase 7,781,110 shares to cover overallotments. The Company’s Class A common stock began trading on June 22, 2017, on the New York Stock Exchange under the symbol “ATUS”.
In connection with the sale of its Class A common stock, the Company received proceeds of approximately $362,069, before deducting the underwriting discount and expenses directly related to the issuance of the securities of $13,609. The Company did not receive any proceeds from the sale of shares by the selling stockholders. In July 2017, the Company used approximately $350,120 of the proceeds to fund the redemption of $315,779 principal amount of 10.875% senior notes that mature in 2025 issued by CSC Holdings, an indirect wholly-owned subsidiary of the Company, and the related call premium of approximately $34,341.

Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of deferred financing costs, discounts and premiums (excluding accrued interest), as well as interest expense.

	As of September 30, 2017
	Cablevision	Cequel	Altice USA	Eliminations	Total
Debt outstanding:
Credit facility debt	$4,123,792	$1,253,110	$—	$—	$5,376,902
Senior guaranteed notes	2,290,748	—	—	—	2,290,748
Senior secured notes	—	2,569,559	—	—	2,569,559
Senior notes and debentures (a)	8,230,325	2,762,543	—	—	10,992,868
Capital lease obligations	14,388	1,845	—	—	16,233
Notes payable (includes $43,706 related to collateralized debt)	76,442	3,083	—	—	79,525
Subtotal	14,735,695	6,590,140	—	—	21,325,835
Notes payable to affiliates and related parties	—	—	—	—	—
Collateralized indebtedness relating to stock monetizations (a)	1,314,788	—	—	—	1,314,788
Total debt	$16,050,483	$6,590,140	$—	$—	$22,640,623
Interest expense:
Credit facility debt, senior notes, capital leases and notes payable	$779,265	$308,788	$4,888	$(4,882)	$1,088,059
Notes payable to affiliates and related parties	—	—	90,405	—	90,405
Collateralized indebtedness and notes payable relating to stock monetizations (a)	54,266	—	—	—	54,266
Total interest expense	$833,531	$308,788	$95,293	$(4,882)	$1,232,730

(a)
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

The following table provides details of our outstanding credit facility debt as of September 30, 2017:

	Maturity Date	Interest Rate	Principal	Carrying Value (a)
Cablevision:
CSC Holdings Revolving Credit Facility (b)	$20,000 on October 9, 2020, remaining balance on November 30, 2021	4.49%	$1,175,000	$1,149,024
CSC Holdings Term Credit Facility	July 17, 2025	3.48%	2,992,500	2,974,768
Cequel:
Revolving Credit Facility (c)	November 30, 2021	—	—	—
Term Credit Facility	July 28, 2025	3.49%	1,261,838	1,253,110
			$5,429,338	$5,376,902

(a)	Carrying amounts are net of unamortized discounts and deferred financing costs.

(b)
At September 30, 2017, $123,473 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $1,001,527 of the facility was undrawn and available, subject to covenant limitations.

(c)
At September 30, 2017, $16,575 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $333,425 of the facility was undrawn and available, subject to covenant limitations.

Payment Obligations Related to Debt
As of September 30, 2017, total amounts payable by us in connection with our outstanding obligations (giving effect to the Extension Amendment discussed below), including related interest, as well as notes payable to affiliates and related parties, capital lease obligations, notes payable, and the value deliverable at maturity under monetization contracts are as follows:

	Cablevision (a)	Cequel	Total

2017	$217,983	$89,865	$307,848
2018	2,607,892	379,744	2,987,636
2019	1,468,595	377,393	1,845,988
2020	1,393,295	1,427,053	2,820,348
2021	4,494,253	1,560,775	6,055,028
Thereafter	12,189,577	5,259,730	17,449,307
Total	$22,371,595	$9,094,560	$31,466,155

(a)
Includes $1,583,479 related to the Company's obligations (including related interest) in connection with monetization contracts it has entered into.  This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts, (ii) delivering cash from the net proceeds on new monetization contracts, or (iii) delivering cash from the proceeds of monetization contracts entered into pursuant to the Synthetic Monetization Closeout discussed below.

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
Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its credit facility and issuance of securities in the capital markets, contributions from its parent, and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group's principal uses of cash include:  capital spending, in particular, the capital requirements associated with the upgrade of its digital broadband, pay television and telephony services, including costs to build a FTTH network and enhancements to its service offerings such as a broadband wireless network (WiFi); debt service, including distributions made to Cablevision to service interest expense and principal repayments on its debt securities; other corporate expenses and changes in working capital; and investments that it may fund from time to time.
Cablevision Credit Facilities
On October 9, 2015, Finco, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($2,992,500 outstanding at September 30,2017) (the “CVC Term Loan Facility”, and the term loans extended under the CVC Term Loan Facility, the “CVC Term Loans”) and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,300,000 (the “CVC Revolving Credit Facility” and, together with the CVC Term Loan Facility, the “CVC Credit Facilities”), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016 and March 15, 2017, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the “CVC Credit Facilities Agreement”).
During the nine months ended September 30, 2017, CSC Holdings borrowed $1,350,000 under its revolving credit facility ($500,000 was used to make cash distributions to its stockholders) and made voluntary repayments aggregating

$350,256 with cash on hand. In October 2017, CSC Holdings made a voluntary repayment under its revolving credit facility of $50,000. This amount was reclassified from long term debt to current debt on the consolidated balance sheet as of September 30, 2017.
On October 31, 2017, CSC Holdings made a voluntary repayment under its revolving credit facility of $500,000.
The Company was in compliance with all of its financial covenants under the CVC Credit Facilities Agreement as of September 30, 2017.
See Note 9 to our consolidated financial statements for further information regarding the CVC Credit Facilities Agreement.
Cequel Credit Facilities
On June 12, 2015, Altice US Finance I Corporation, a wholly-owned subsidiary of Cequel, entered into a senior secured credit facility which currently provides U.S. dollar term loans in an aggregate principal amount of $1,265,000 ($1,261,838 outstanding at September 30, 2017) (the “Cequel Term Loan Facility” and the term loans extended under the Cequel Term Loan Facility, the “Cequel Term Loans”) and U.S. dollar revolving loan commitments in an aggregate principal amount of $350,000 (the “Cequel Revolving Credit Facility” and, together with the Cequel Term Loan Facility, the “Cequel Credit Facilities”) which are governed by a credit facilities agreement entered into by, inter alios, Altice US Finance I Corporation, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on October 25, 2016, December 9, 2016 and March 15, 2017, and as further amended, restated, supplemented or modified from time to time, the “Cequel Credit Facilities Agreement”).
The Company was in compliance with all of its financial covenants under the Cequel Credit Facilities Agreement as of September 30, 2017.
See Note 9 to our consolidated financial statements for further information regarding the Cequel Credit Facilities Agreement.
Senior Notes
In September, the Company repaid the remaining $400,000 of 8.625% Senior Notes due September 2017 from borrowings under its revolving credit facility.
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

Capital Expenditures
The following tables provide details of the Company's capital expenditures:

	Three Months Ended September 30,
	2017			2016
	Cablevision	Cequel	Total	Cablevision	Cequel	Total
Customer premise equipment	$61,272	$26,552	$87,824	$38,236	$42,999	$81,235
Network infrastructure	99,414	21,391	120,805	51,768	26,278	78,046
Support and other	35,255	17,810	53,065	39,257	15,227	54,484
Business services	32,653	9,289	41,942	21,554	12,837	34,391
Capital purchases (cash basis)	$228,594	$75,042	$303,636	$150,815	$97,341	$248,156
Capital purchases (including accrued not paid) (a)	$199,662	$90,656	$290,318	$134,177	$82,550	$216,727

(a)	The Cablevision 2017 amount excludes advance payments aggregating $41,036 made to ATS for the FTTH project.

	Nine Months Ended September 30,
	2017			2016			Pro forma 2016 (a)
	Cablevision	Cequel	Total	Cablevision	Cequel	Total	Cablevision	Cequel	Total
Customer premise equipment	$160,242	$78,885	$239,127	$38,276	$121,007	$159,283	$106,694	$121,007	$227,701
Network infra-structure	210,312	67,375	277,687	51,872	44,700	96,572	201,124	44,700	245,824
Support and other	102,031	39,882	141,913	39,257	28,451	67,708	107,581	28,451	136,032
Business services	77,646	26,925	104,571	21,560	32,603	54,163	65,697	32,603	98,300
Capital purchases (cash basis)	$550,231	$213,067	$763,298	$150,965	$226,761	$377,726	$481,096	$226,761	$707,857
Capital purchases (including accrued not paid) (b)	$470,103	$211,230	$681,333	$144,425	$236,338	$380,763	$479,288	$236,338	$715,626

(a)	Reflects capital expenditures on a pro forma basis as if the Cablevision Acquisition had occurred on January 1, 2016.

(b)	The Cablevision 2017 amount excludes advance payments aggregating $41,036 made to ATS for the FTTH project.
Customer premise equipment includes expenditures for set-top boxes, cable modems and other equipment that is placed in a customer's home, as well as customer installation costs. Network infrastructure includes: (i) scalable infrastructure, such as headend equipment, (ii) line extensions, such as fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering, and (iii) upgrade and rebuild, including costs to modify or replace existing fiber/coaxial cable networks, including enhancements. Support and other capital expenditures includes costs associated with the replacement or enhancement of non-network assets, such as office equipment, buildings and vehicles. Business services capital expenditures include primarily equipment, installation, support, and other costs related to our fiber based telecommunications business.
Cash Flow Discussion
Continuing Operations - Altice USA
Operating Activities
Net cash provided by operating activities amounted to $1,216,993 for the nine months ended September 30, 2017 compared to $530,928 for the nine months ended September 30, 2016.  The 2017 cash provided by operating activities resulted from $1,652,776 of income before depreciation and amortization and non-cash items and an increase in deferred revenue of $9,382, partially offset by a decrease in accounts payable and accrued expenses of $273,888, a net decrease in amounts due to affiliates of $97,440, a net increase in current and other assets of $64,285 and a decrease in liability related to interest rate swap contracts of $9,552.
The 2016 cash provided by operating activities resulted from $408,397 of income before depreciation and amortization and non-cash items and an increase in accounts payable, accrued expenses and deferred revenue aggregating $150,430, partially offset by an increase of $3,519 in other assets and a decrease in liability related to interest rate swap contracts of $24,380.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2017 was $834,047 compared to $9,353,957 for the nine months ended September 30, 2016.  The 2017 investing activities consisted primarily of capital expenditures of $763,298, payments for acquisitions, net of cash acquired of $43,608, and $27,141 in other net cash payments.
The 2016 investing activities consisted primarily of payments for the Cablevision Acquisition of $8,988,774, capital expenditures of $377,726 and an increase in other investments of $2,866, partially offset by net proceeds from the sale of affiliate interests and from the disposal of assets of $13,825 and $1,584, respectively.
Financing Activities
Net cash used in financing activities amounted to $290,703 for the nine months ended September 30, 2017 compared to net cash provided by financing activities of $2,005,411 for the nine months ended September 30, 2016.  In 2017, the Company's financing activities consisted primarily of repayments of credit facility debt of $3,684,668, redemption and repurchase of senior notes, including premiums and fees of $1,729,400, dividend distributions to stockholders of $839,700, payments of collateralized indebtedness and related derivative contracts of $654,989, principal payments on capital lease obligations of $11,518, additions to deferred financing costs of $9,486 and distributions to noncontrolling interests of $335, partially offset by proceeds from credit facility debt of $5,602,425, proceeds from collateralized indebtedness of $662,724, net proceeds from the Company's IPO of $348,460, proceeds from notes payable of $24,649, and contributions from stockholders of $1,135.
In 2016, the Company's financing activities consisted of proceeds from credit facility debt of $2,195,256, proceeds from notes payable to affiliates and related parties of $1,750,000, issuance of senior notes and debentures of $1,310,000, proceeds from collateralized indebtedness of $179,388, and contribution from stockholders of $1,246,498, partially offset by repayments credit facility debt of $4,327,466, additions to deferred financing costs of $193,705, repayment of collateralized indebtedness and related derivative contracts of $143,102, principal payments on capital lease obligations of $11,376 and excess tax benefit on share based awards of $82.

Settlements of Collateralized Indebtedness
The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast shares that was settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts during the nine months ended September 30, 2017:

Number of shares (a)	21,477,618
Collateralized indebtedness settled	$(617,151)
Derivative contracts settled	(37,838)
(654,989)
Proceeds from new monetization contracts	662,724
Net cash payment	$7,735
______________________

(a)	Share amounts are adjusted for the 2 for 1 stock split in February 2017.
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
Commitments and Contingencies
As of September 30, 2017, the Company's commitments and contingencies for continuing operations not reflected in the Company's balance sheet increased to approximately $8,313,000 as compared to approximately $7,733,000 at December 31, 2016. This increase relates primarily to renewed multi-year programming agreements entered into during the nine months ended September 30, 2017, net of payments made pursuant to programming commitments.
Other Events
Dividends and Distributions
The Company made cash distributions of $839,700 during the nine months ended September 30, 2017, $500,000 of which were funded with proceeds from borrowings under CSC Holdings' revolving credit facility.
Recently Issued But Not Yet Adopted Accounting Pronouncements
In May 2017, the FASB issued ASU No. 2017‑09, Compensation- Stock Compensation (Topic 718). ASU No. 2017‑09 provides clarity and guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017‑09 becomes effective for the Company on January 1, 2018 with early adoption permitted and will be applied prospectively.
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
In January 2017, the FASB issued ASU No. 2017‑04, Intangibles-Goodwill and Other (Topic 350). ASU No. 2017‑04 simplifies the subsequent measurement of goodwill by removing the second step of the two‑step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017‑04 becomes effective for the Company on January 1, 2020 with early adoption permitted and will be applied prospectively.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU No. 2016-01 modifies how entities measure certain equity investments and also modifies the recognition of changes in the fair value of financial liabilities measured under the fair value option. Entities will be required to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. For financial liabilities measured using the fair value option, entities will be required to record changes in fair value caused by a change in instrument-specific credit risk (own credit risk) separately in other comprehensive income. ASU No. 2016-01 becomes effective for the Company on January 1, 2018.  The Company has not yet completed the evaluation of the effect that ASU No. 2016-01 will have on its consolidated financial statements.
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
In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, in order to clarify the Codification and to correct any unintended application of the guidance. These items are not expected to have a significant effect on the current accounting standard. The amendments in this update affect the guidance in ASU No. 2014-09, which is not yet effective. ASU No. 2014-09 will be effective January 1, 2018 for the Company, reflecting the one-year deferral.  Early adoption of the standard is permitted but not before the original effective date. Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact that the adoption of ASU No. 2014-09 will have on its consolidated financial statements and selecting the method of transition to the new standard. The Company currently expects the adoption to impact the timing of the recognition of residential installation revenue and the recognition of commission expenses.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
All dollar amounts, except per share data, included in the following discussion are presented in thousands.
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of September 30, 2017, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value on our consolidated balance sheet and the collateralized indebtedness is carried at its principal value, net of the unamortized fair value adjustment for contracts that existed at the date of the Cablevision Acquisition. The fair value adjustment is being amortized over the term of the related indebtedness.  The carrying value of our collateralized indebtedness amounted to $1,314,788 at September 30, 2017.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.
As of September 30, 2017, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,652,917.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $165,292.  As of September 30, 2017, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $52,488, a net liability position.  For the three and nine months ended September 30, 2017, we recorded a net gain (loss) of $55,602 and $(81,905), respectively, related to our outstanding equity derivative contracts and recorded an unrealized gain (loss) of $(18,900) and $169,888, respectively, related to the Comcast common stock that we held.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2016, net liability position	$(2,202)
Fair value of new equity derivative contracts	31,619
Change in fair value, net	(81,905)
Fair value as of September 30, 2017, net liability position	$(52,488)
The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for the Comcast common stock monetized via an equity derivative prepaid forward contract are summarized in the following table:

		Hedge Price	Cap Price (b)
# of Shares Deliverable (a)	Maturity	per Share (a)	Low	High

5,337,750	2017	$29.52	$35.42	$35.42
16,139,868	2018	$30.84-$33.61	$37.00	$40.33
21,477,618	2021	$29.25- $35.47	$43.88	$44.80

(a)
Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)	Represents the price up to which we receive the benefit of stock price appreciation.
Fair Value of Debt:  At September 30, 2017, the fair value of our fixed rate debt of $19,025,318 was higher than its carrying value of $17,247,487 by $1,777,831.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their principal values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2017 would increase the estimated fair value of our fixed rate debt by $365,429 to $19,390,747.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Put/Call Options
In the third quarter of 2017, the Company entered into a put-call contract that expires in the third quarter of 2018 whereby the Company sold a put option and purchased a call option with the same strike price. In connection with this transaction, the Company provided cash collateral of approximately $45,000 at September 30, 2017, which reflects the aggregate difference between the strike price and the closing price of the underlying shares and is reflected as restricted cash in our consolidated balance sheet. The fair value of the put-call contract of $48,326 as of September 30, 2017 is reflected in liabilities under derivative contracts on the Company’s balance sheet. For the three months ended September 30, 2017, $72,365 was recorded in the statement of operations as a loss on derivative contracts which reflected a change in the fair value of the put-call contract of $48,326 and a realized loss on the settlement of certain put-call options of $24,039. In October 2017, the Company settled the remaining put-call options and recognized an incremental loss of approximately $25,000.
Interest Rate Risk
In June 2016, Altice US Finance I Corporation entered into two fixed to floating interest rate swaps. One fixed to floating interest rate swap is converting $750,000 from a fixed rate of 1.6655% to six-month LIBOR and a second tranche of $750,000 from a fixed rate of 1.68% to six-month LIBOR. The objective of these swaps is to cover the exposure of the 2026 Senior Secured Notes to changes in the market interest rate.
These swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statement of operations. For the three and nine months ended September 30, 2017, the Company recorded a gain on interest rate swap contracts of $1,051 and $12,539, respectively.
As of September 30, 2017, our outstanding interest rate swap contracts had an aggregate fair value and carrying value of $69,271 reflected in “liabilities under derivative contracts” on our consolidated balance sheet.
We do not hold or issue derivative instruments for trading or speculative purposes.
Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control
During the nine months ended September 30, 2017, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
The Company plans to migrate Cequel’s customer billing system to the Cablevision billing system platform in 2018.

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
On June 22, 2017, we completed our IPO, in which we sold 12,068,966 shares of Class A Common Stock and selling stockholders sold 51,874,063 shares of Class A Common Stock, at a price of $30.00 per share. Additionally, on June 22, 2017, the selling stockholders sold 7,781,110 shares of Class A Common Stock at a price of $30.00 per share pursuant to the exercise of an overallotment option granted to the underwriters in connection with the offering. The offer and sale of all of the shares of our Class A Common Stock were registered under the Securities Act, pursuant to a Registration Statement on Form S-1 (Registration No. 333-217240), which was declared effective by the SEC on June 21, 2017.
The managing underwriters of our IPO, which has now been completed, were J.P. Morgan, Morgan Stanley, Citigroup and Goldman Sachs & Co. The aggregate offering price for shares sold in the offering was approximately $2,151.7 million (including shares sold pursuant to the exercise of the overallotment option). We did not receive any proceeds from the sale of shares by the selling stockholders. We received approximately $348.5 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $11.9 million and other offering expenses of approximately $1.7 million.
There has been no material change in the use of proceeds from our IPO as described in the Prospectus. On July 10, 2017, the Company used approximately $350,120 of the proceeds to fund the redemption of $315,779 principal amount of 2025 Senior Notes issued by CSC Holdings, a wholly-owned subsidiary of the Company, and the related call premium of approximately $34,341. Prior to the redemption of the notes and the premium and interest paid, we invested the net proceeds in money market funds.
Item 6.        Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101
The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 filed with the Securities and Exchange Commission on November 2, 2017, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statement of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.

Date:	November 3, 2017		/s/ Charles Stewart
		By:	Charles Stewart as Co-President and Chief Financial Officer