Form 10-K/A
period 2017-12-31
Altice USA, Inc.
filed 2018-04-30
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

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

Yes    ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files). Yes   ☒    No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether each Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) amends and supplements the Annual Report on Form 10-K of Altice USA, Inc. (“Altice USA” or the “Company” or the “Registrant”) for the year ended December 31, 2017, which we filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2018 (the “Original Form 10-K”). This Form 10-K/A  is being filed primarily to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. Certain of the information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after the end of our fiscal year. We are filing this Form 10-K/A because we no longer expect to file our definitive proxy statement by such date. Accordingly, this Form 10-K/A hereby amends and replaces in its entirety Part III of the Original Form 10-K. In addition, the reference on the cover page of the Original Form 10-K to the incorporation by reference to our definitive proxy statement, or an amendment to the Original Form 10-K, into Part III is hereby deleted.

As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have filed with this Form 10-K/A new Rule 13a-14(a) certifications by our principal executive officer and principal financial officer. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements have been included in this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Original Form 10-K, and we have not modified or updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

i

PART III

Item 10. Directors and Executive Officers and Corporate Governance

OVERVIEW

The board of directors (the “Board of Directors” or the “Board”) of Altice USA, Inc. (“Altice USA,” the “Company,” “we,” “us” and “our”) currently consists of six members:  Dexter Goei, Dennis Okhuijsen, Jérémie Bonnin, Raymond Svider, Mark Mullen and Manon Brouillette. Aee “Director Biographies” below for more information.

The following section provides an overview of our Board practices, Board committee responsibilities, our leadership structure, risk oversight, governance practices and director compensation.

Board Independence

•    Even though we are exempt from the independence requirement of the NYSE Listing Standards, our Board of Directors has determined that 3 out of 6 of our directors qualify as “independent” under the NYSE Listing Standards.

Board Committees

•    We have two committees of the Board of Directors—the Audit Committee and the Compensation Committee—each of which is composed entirely of independent directors.

•    Each of our committees operates under its respective written charter and reports regularly to the Board of Directors concerning its activities.

Executive Sessions

•    Our Board of Directors holds regular executive sessions of non-management directors.

•    The non-management directors specify the procedure to designate the director who will preside at each executive session.

Board Oversight of Risk

•    Risk management is overseen by our Audit Committee.

•    Our Compensation Committee reviews risks arising from our compensation practices so that those practices encourage management only to act in the best interests of our stockholders.

Corporate Governance Guidelines	• Our Board of Directors operates under our Corporate Governance Guidelines, which define director qualification standards and other appropriate governance procedures.

Annual Election of Directors	• Our bylaws provide for the annual election of all directors.

Majority Voting

•    In accordance with our bylaws, all questions presented to stockholders are decided by the affirmative vote of the holders of a majority of the voting power of the shares present or represented by proxy and entitled to vote, unless otherwise required under applicable law.

Related Party Transactions

•    Our Related-Party Transactions Approval Policy requires the Audit Committee to review and approve, or take such other action as it may deem appropriate with respect to, any transactions involving the Company and its subsidiaries, on the one hand, and in which any director, officer, greater than 5% stockholder of the Company or any other “related person” under the related-party disclosure requirements of the SEC has an interest.

•    The Related-Party Transaction Approval Policy cannot be amended or terminated without the prior approval of a majority of the Audit Committee.

Open Lines of Communication

•    Our Board of Directors promotes open and frank discussions with senior management.

•    Our directors have access to all members of management and other employees and are authorized to hire outside consultants or experts at our expense.

Self-Evaluation	• Our Board of Directors and each of the Committees conduct annual self-evaluations.

MEETINGS

The Board met 16 times in 2017.  Each of our directors in 2017 attended at least 75% of the meetings of the Board and the committees of the Board on which he or she served.

We encourage our directors to attend annual meetings of stockholders and believe that attendance at annual meetings is just as important as attendance at Board and committee meetings.

COMMITTEES

The Board has two standing committees:  the Audit Committee and the Compensation Committee, each of which consists entirely of independent board members.

AUDIT COMMITTEE

Committee members:  Messrs. Mullen (Chairman) and Svider and Ms. Brouillette currently comprise the Audit Committee.

Meetings in 2017:  7

The primary responsibilities of the Audit Committee include:

•                                          overseeing management’s establishment and maintenance of adequate systems of internal accounting, auditing and financial controls;

•                                          reviewing the effectiveness of our legal, regulatory compliance and risk management programs;

•                                          review certain related-party transactions in accordance with the Company’s Related-Party Transaction Approval Policy;

•                                          overseeing our financial reporting process, including the filing of financial reports; and

•                                          selecting independent auditors, evaluating their independence and performance and approving audit fees and services performed by them.

Our Board has determined that each member of the Audit Committee is “independent” as defined under the listing standards of the NYSE and the requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is financially literate and has accounting or related financial management expertise, as such qualifications are defined under the rules of the NYSE, and that Mark Mullen, Chair of the Audit Committee, is an “audit committee financial expert” within the meaning of SEC rules and regulations.

The text of our Audit Committee charter is available on our website at www.alticeusa.com. A copy may be obtained, without charge, by writing to Altice USA, Inc., Corporate Secretary, 1 Court Square West, Long Island City, New York 11101.

Our Board has established a procedure whereby complaints or concerns with respect to accounting, internal controls and auditing matters may be submitted to the Audit Committee. This procedure is described under “Communicating with Our Directors” below.

COMPENSATION COMMITTEE

Committee members:  Messrs. Svider (Chairman) and Mullen and Ms. Brouillette currently comprise the Compensation Committee.

Meetings in 2017:  5

The primary responsibilities of the Compensation Committee include:

•                                          ensuring our executive compensation programs are appropriately competitive, support organizational objectives and stockholder interests and emphasize pay for performance linkage;

•                                          evaluating and approving compensation and setting performance criteria for compensation programs for our chief executive officer and other executive officers;

•                                          overseeing the implementation and administration of our compensation plans; and

•                                          reviewing our incentive compensation arrangements to determine whether they encourage excessive risk-taking, and mitigating any such risk.

The text of our Compensation Committee charter is available on our website at www.alticeusa.com. A copy may be obtained, without charge, by writing to Altice USA, Inc., Corporate Secretary, 1 Court Square West, Long Island City, New York 11101

Our Board has determined that each member of the Compensation Committee is independent and meets the independence requirements applicable to compensation committee members under the rules of the New York Stock Exchange.

In accordance with its charter, the Compensation Committee has the authority to engage outside consultants to assist in the performance of its duties and responsibilities.

Compensation Committee Interlocks and Insider Participation.

Other than Dexter Goei, who has served as a director of Altice N.V. since 2016, none of our executive officers currently serve, or in the past year have served, as a member of the Board or Compensation Committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.

DIRECTOR NOMINATIONS

The Board has established a nomination mechanism in our Corporate Governance Guidelines.  The Board is responsible for selecting the nominees for election to the Board, subject to the then applicable terms of the Altice USA stockholders’ agreement.

DIRECTOR SELECTION

The Board selects new nominees for election as a director considering the following criteria:

•                                          The then applicable terms of the Altice USA stockholders’ agreement;

•                                          Personal qualities and characteristics, accomplishments and reputation in the business community;

•                                          Current knowledge and contacts in the communities in which the Company does business and in the Company’s industry or other industries relevant to the Company’s business;

•                                          Ability and willingness to commit adequate time to Board and committee matters;

•                                          The fit of the individual’s skills and personality with those of other directors and potential directors in building a Board that is effective, collegial and responsive to the needs of the Company; and

•                                          Diversity of viewpoints, background and experience.

BOARD LEADERSHIP STRUCTURE

The Chief Executive Officer, who may also be the Chairman, subject to the determination of the Board, shall have general and active management and control of the business and affairs of the Company, subject to the control of the Board and the Altice USA stockholders’ agreement, and shall see that all orders and resolutions of the Board are carried into effect.

RISK OVERSIGHT

One of the key functions of our Board is informed oversight of our risk management process.  Our Board administers this oversight function directly, with support from the Audit and Compensation Committees, each of which addresses risks specific to its respective areas of oversight.  In particular, our Audit Committee is responsible for considering and discussing our major financial risk exposures and the steps our management takes to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken.  Our Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function.  Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.  Board committees report to the full board as appropriate, including when a matter rises to the level of a material or enterprise-level risk.  In addition, the Board receives detailed regular reports from members of our senior management and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility.

CORPORATE GOVERNANCE GUIDELINES

We are committed to adhering to corporate governance practices that meet applicable U.S. corporate governance standards.  Our Board has adopted corporate governance guidelines that serve as a flexible framework within which our Board and its committees operate.  These guidelines cover a number of areas including the size and composition of the board, board membership criteria and director qualifications, director responsibilities, board agenda, role of the chief executive officer, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning.

The full text of our Corporate Governance Guidelines may be viewed at our website at www.alticeusa.com. A copy may be obtained, without charge, by writing to Altice USA, Inc., Corporate Secretary, 1 Court Square West, Long Island City, New York 11101.

CONTROLLED COMPANY

Our Class A common stock is listed on the New York Stock Exchange (“NYSE”). Because Altice N.V. controls shares representing a majority of the voting power of our outstanding common stock, we are a “controlled company” under the NYSE corporate governance rules. As a controlled company, we are eligible for exemptions from some of the requirements of these rules, including:

•                  the requirement that a majority of our Board of Directors consist of independent directors; and

•                  the requirement that we have a governance and nominating committee.

Consistent with these exemptions, we do not have (i) a majority of independent directors on our Board of Directors or (ii) a nominating and governance committee. The responsibilities that would otherwise be undertaken by a nominating and governance committee are undertaken by the full Board of Directors, or at its discretion, by a special committee established under the direction of the full Board of Directors.

DIRECTOR INDEPENDENCE

Ms. Brouillette, Mr. Mullen and Mr. Svider, have been determined by the Board of Directors to be independent directors under applicable NYSE corporate governance standards.

BOARD SELF-ASSESSMENT

The Board will conduct a self-evaluation at least annually to determine whether it is functioning effectively.  The Board periodically considers the mix of skills and experience that directors bring to the Board to assess whether the Board has the necessary tools to perform its oversight function effectively.

In addition, our Audit Committee and Compensation Committee will each conduct their own annual self- assessment, which includes an assessment of the adequacy of their performance as compared to their respective charters.

EXECUTIVE SESSIONS OF NON-MANAGEMENT BOARD MEMBERS

Our Corporate Governance Guidelines provide that our non-management directors meet in executive sessions at least quarterly, with no members of management present.  The non-management directors specify the procedure to designate the director who will preside at each executive session.  Non-management directors who are not independent under the rules of the NYSE may participate in these executive sessions, but independent directors under the rules of the NYSE meet separately in executive session at least once a year.

COMMUNICATING WITH OUR DIRECTORS

The Board welcomes communications from the Company’s stockholders, and it is the policy of the Company to facilitate communication from stockholders.  The Board generally believes it is in the Company’s best interests that designated members of management speak on behalf of the Company.  Stockholders and other interested parties wishing to communicate with the Board or with an individual Board member concerning the Company may do so by writing to the Board or to a particular Board member, by mailing such correspondence to:

Corporate Secretary
Altice USA, Inc.
Attn:  General Counsel
1 Court Square West
Long Island City, NY 11101
Tel:  1-516-803-2300

Please indicate on the envelope or in the email whether the communication is from a stockholder or other interested party.  The Board has instructed the Corporate Secretary and other relevant members of management to examine incoming communications and forward to the Board or individual board members as appropriate, communication he or she deems relevant to the Board’s roles and responsibilities.  The Board has requested that certain types of communications not be forwarded, and redirected if appropriate, such as:  spam, business solicitations or advertisements, resumes or employment inquiries, service complaints or inquiries, surveys, or any threatening or hostile materials.

CODE OF BUSINESS CONDUCT AND ETHICS

Our Board has adopted a Standards of Business Conduct for all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of our Standards of Business Conduct is available on our website.  Our Standards of Business Conduct is a “code of ethics” as defined in Item 406(b) of Regulation S-K.  We will make any legally required disclosures regarding amendments to or waivers of provisions of our code of ethics on our website.

The full text of the code is available on our website at www.alticeusa.com. A copy may be obtained, without charge, by writing to Altice USA, Inc., Corporate Secretary, 1 Court Square West, Long Island City, New York 11101.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain officers and any beneficial owners of more than 10% of our common stock to file reports relating to their ownership and changes in ownership of our common stock with the SEC and NYSE by certain deadlines. Based on upon a review of Section 16 filings with respect to our Company, Next Alt S.á. r.l., Altice N.V. and CVC 3 B.V., each a 10% owner and director by deputization of our Company, and A4 S.A., as a director by deputization, filed a Form 4 reporting four transactions (which were all exempt under Section 16(b)) a day after the reporting deadline, and Mr. Patrick Drahi, a 10% owner and director by deputization, filed two Form 4s each a day after the respective reporting deadline, one reporting four transactions and one reporting one transaction (which were all exempt under Section 16(b)). In addition, Ms. Manon Brouillette, a director of our Company, failed to timely file a Form 3, which reported that no securities of the Company were held by her upon her becoming a Section 16 reporting person of our Company, and Mr. Mark Mullen, a director of our Company, failed to timely file a Form 4 reporting one transaction.

DIRECTOR COMPENSATION

Compensation for our non-employee directors is determined by our Board with the assistance of the Compensation Committee.  See “Director Compensation Table” below for further details on director compensation.

DIRECTOR COMPENSATION TABLE

The table below shows the compensation paid to or earned by our non-employee directors in the year ending December 31, 2017.  Directors who are also employees of the Company, Altice NV or A4 S.A. do not receive any compensation for their service as directors.  Mr. Okhuijsen and Mr. Bonnin did not receive any compensation for their services as directors of our Board in 2017. Michel Combes, who was a director of our Board until November 9, 2017, did not receive any compensation for his service as a director in 2017.

Compensation for our non-employee directors is determined by our Board with the assistance of the Compensation Committee.  Each non-employee director receives a base fee of $72,500 per year.  In addition, the Audit Committee chair receives an annual fee of $32,500 and Audit Committee members each receive an annual fee of $22,500.  The Compensation Committee chair receives an annual fee of $22,500 and Compensation Committee members each receive an annual fee of $5,000.  The compensation of Mr. Svider is paid to BC Partners LLP.

Name	Year	Fees Earned or Paid in Cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Raymond Svider	2017	62,014	—	—	—	—	—	62,014
Mark Mullen	2017	58,056	—	—	—	—	—	58,056
Manon Brouillette	2017	17,500	—	—	—	—	—	17,500

DIRECTOR BIOGRAPHIES

•                                          DEXTER GOEI, 46, has served as Chairman and Chief Executive Officer of Altice USA, and President of the board of directors of Altice N.V., since 2016.  Mr. Goei will remain a Director of Altice USA following the Distribution.  Mr. Goei first joined the Altice Group as Chief Executive Officer in 2009, helping to lead its development and growth from a French cable operator to a multinational telecoms operator with fixed and mobile assets across six different territories serving both residential and enterprise clients.  Prior to joining the Altice Group, Mr. Goei spent 15 years in investment banking first with JP Morgan and then Morgan Stanley in their Media & Communications Group in New York, Los Angeles and London.  Prior to that, he was Co-Head of Morgan Stanley’s European Media & Communications Group when he left to join Altice.  Mr. Goei is a graduate of Georgetown University’s School of Foreign Service with cum laude honors.

•                                          DENNIS OKHUIJSEN, 47, joined Altice USA as a director in 2017.  Mr. Okhuijsen joined the Altice Group in September 2012 as the CFO.  Before joining the Altice Group, he was a Treasurer for Liberty Global since 2005.  From 1993 until 1996 he was a senior accountant at Arthur Andersen.  Mr. Okhuijsen joined UPC in 1996 where he was responsible for accounting, treasury and investor relations up to 2005.  His experience includes raising and maintaining non-investment grade capital across both the loan markets as well as the bond/equity capital market.  In his previous capacities he was also responsible for financial risk management, treasury and operational financing.  He holds a Master’s of Business Economics from the Erasmus University Rotterdam.

•                                          JÉRÉMIE BONNIN, 44, joined Altice USA as a director in 2017.  He is the representative of A4 S.A. on the Altice N.V. board of directors and he is General Secretary of Altice N.V., which he joined in May 2005 as Corporate Finance director.  Before joining Altice N.V., he was a Manager in the Transaction Services department at KPMG, which he joined in 1998.  Since his appointment at Altice N.V., he has been involved in all of the Altice Group’s acquisitions which have increased its footprint (in France, Belgium, Luxembourg, Switzerland, Israel, the French Overseas Territories, the Dominican Republic, Portugal and the United States).  He has a long track record of successful cross-border transactions, and in financial management within the telecom sector.  Mr. Bonnin received his engineering degree from the Institut d’Informatique d’Entreprises in France in 1998.  He also graduated from the DECF in France (an equivalent to the CPA) in 1998.

•                                          RAYMOND SVIDER, 55, joined Altice USA as a director in 2017.  Mr. Svider is the Co-Chairman and a Managing Partner of BC Partners.  He joined the firm in 1992 and is currently based in New York.  Over the years, Mr. Svider has participated and led investments in a number of sectors including TMT, healthcare, industrials, business services, consumer and retail.  He is currently Non-Executive Chairman of PetSmart, Chairman of the Board of Accudyne Industries, and also serves on the boards of Intelsat (NYSE “I”) and Teneo Global.  Mr. Svider previously served as a Director of Office Depot, Multiplan, Unity Media, Neuf Cegetel, Polyconcept, Neopost, Nutreco, UTL and Chantemur.  Mr. Svider received an MBA from the University of Chicago and an MS in Engineering from both Ecole Polytechnique and Ecole Nationale Superieure des Telecommunications in France.

•                                          MARK MULLEN, 53, joined Altice USA as a director in 2017.  Mr. Mullen is co-founder and Managing Director of Bonfire Ventures, founded in 2017.  Mr. Mullen also founded Double M Partners in 2012 and has since served as Managing Partner.  Both Bonfire and Double M manage early stage capital funds in Los Angeles.  Mr. Mullen also founded Mull Capital in 2005, an evergreen fund that invests directly in startups and in other investment funds.  All of the funds focus on investing in internet, media and technology with primary emphasis on business to business solutions, security and software.  Prior to Double M Partners, Mr. Mullen served as COO of the City of Los Angeles (Economic Policy) and Senior Advisor to the then-Mayor Antonio Villaraigosa where he oversaw several of the City’s assets including the LA International Airport (LAX), LA Convention Center, the Planning and Building & Safety Departments, as well as the Office of Small Business Services.  From 1993-2007, Mr. Mullen ran the international M&A and private equity group for Daniels & Associates, an investment bank focused on the cable TV and broadband industry.  Mr. Mullen was a senior partner of Daniels when it was acquired by RBC Capital Markets in 2007 where he stayed until 2010 as Managing Director.  Mr. Mullen earned his BSBA with cum laude honors from the University of Denver in 1986 and earned his MBA in international business from the Thunderbird School of Global Management in 1992.

•                                          MANON BROUILLETTE, 49, joined Altice USA as a director in 2017.  Ms. Brouillette has been the President and Chief Executive Officer of Vidéotron, which includes Videotron Business Solutions, Vidéotron Le Superclub, 4Degrees and Fibrenoire, since 2013.  Ms. Brouillette sits on the board of the École de technologie supérieure (ÉTS) in Montréal.  She is also Executive Vice-Chair of the Quartier de l’innovation and a director of the Sainte-Justine Hospital Foundation.  Ms. Brouillette received a bachelor’s degree in communications and marketing from Université Laval and completed the University of Western Ontario’s Ivey Executive Program.

OUR EXECUTIVE OFFICERS

Our executive officers as of April 19, 2018 are:

Dexter Goei	Chairman and Chief Executive Officer (CEO)
Charles Stewart	Co-President and Chief Financial Officer (CFO)
Abdelhakim Boubazine	Co-President and Chief Operating Officer (COO)
David Connolly	Executive Vice President, General Counsel and Secretary
Lisa Rosenblum	Vice Chairman

DEXTER GOEI, biography is provided above under Director Biographies.

CHARLES STEWART, 48, has served as Co-President and Chief Financial Officer of Altice USA since 2015.  Mr. Stewart joined Altice USA after 21 years of corporate, finance and investment banking experience in the United States, Latin America and Europe.  Most recently, Mr. Stewart served as Chief Executive Officer of Itau BBA International plc from 2013 to 2015, where he oversaw Itau-Unibanco’s wholesale banking activities in Europe, the United States and Asia.  Prior to that, he spent nineteen years at Morgan Stanley as an investment banker in various roles, including nine years focusing on the U.S. cable, broadcast and publishing industries.  Mr. Stewart also acted as Deputy Head of Investment Banking for EMEA and was a member of the global investment banking management committee.  Mr. Stewart is a graduate of Yale University.

ABDELHAKIM BOUBAZINE, 42, has served as Co-President and Chief Operating Officer of Altice USA since 2016.  He joined the Altice Group in 2014 as CEO of Altice in the Dominican Republic.  There he oversaw cable television, broadband and mobile operations, serving more than 4 million customers.  Prior to Altice, Mr. Boubazine was CEO of ERT, a company specializing in the design, construction and operation of the latest-generation cable and fiber networks in France, Belgium, Luxembourg and the French West Indies and which was one of the main sub-contractors of Altice in these regions.  Prior to joining the telecommunications industry, he had an international career of more than 10 years in the oil and gas industry, where he occupied various operations, business and senior management roles in Europe, Asia, North America, Africa and the Middle East.  Mr. Boubazine holds an engineering degree from the École Centrale de Lyon and a Master’s degree in Theoretical Physics from the University of Strasbourg.  He is also a post-graduate in Petroleum Engineering & Management from Imperial College of London.

DAVID CONNOLLY, 46, is Executive Vice President, General Counsel and Secretary of Altice USA.  In this role he is responsible for all legal affairs for Altice USA.  Previously, Mr. Connolly was a Mergers & Acquisitions partner at Shearman & Sterling LLP, where he advised Altice N.V. on the Optimum Acquisition.  While at Shearman & Sterling LLP, he represented multinational corporations, financial institutions and professional sports franchises in a wide variety of matters.  Mr. Connolly holds a B.A. from the College of the Holy Cross and a J.D. from Fordham University School of Law.

LISA ROSENBLUM, 64, is Vice Chairman of Altice USA.  In this role, she advises the CEO as requested on selected legislative, regulatory and public policy matters.  Previously, Ms. Rosenblum was responsible for helping to shape corporate strategy on all legislative, regulatory and public policy activities and related business matters, as well as for establishing our presence with government, in the marketplace and the communities we serve.  Ms. Rosenblum previously served as Executive Vice President and General Counsel, with responsibility for all legal, government relations and public and community affairs for Altice USA.  She joined Optimum in 1996, and prior to the Optimum Acquisition she held the position of Executive Vice President, Government and Public Affairs, where she was responsible for directing the company’s local, state and federal government relations, as well as all legislative, regulatory and policy matters.  Ms. Rosenblum currently serves on the board of directors of Citymeals-on-Wheels in New York City, an organization devoted to serving the elderly.  Ms. Rosenblum holds a B.A., cum laude, from Yale University and a J.D. from the Connecticut School of Law, where she served as an editor of the Law Review.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

Overview

This section discusses the material components of our executive compensation program for each of our named executive officers. Our named executive officers are:

•                                          Dexter Goei, Chairman and Chief Executive Officer (CEO);

•                                          Charles Stewart, Co-President and Chief Financial Officer (CFO);

•                                          Abdelhakim Boubazine, Co-President and Chief Operating Officer (COO);

•                                          David Connolly, Executive Vice President, General Counsel and Secretary; and

•                                          Lisa Rosenblum, Vice Chairman.

The compensation discussed in this section is the compensation paid to our named executive officers with respect to their service to Altice USA in 2017.

Executive Compensation Philosophy

The Company’s executive compensation philosophy is based on the following principles:

•                                          provide total compensation that attracts, motivates and retains individuals with the knowledge, expertise and experience required for each specific role;

•                                          deliver an appropriate proportion of the total compensation package through variable pay elements linked to performance over the short- and long-term;

•                                          encourage and reward performance that will lead to long-term enhancement of stockholder value; and

•                                          take into account compensation practices in the markets in which we operate and compete for talent.

Determination of Compensation

2017 compensation for the CEO was determined by the Altice N.V. board of directors, and by the CEO for all other named executive officers, as discussed below, prior to our initial offering, except with respect to stock options granted on December 30, 2017 to the CEO and certain named executive officers under the Altice USA 2017 Long Term Incentive Plan (the “2017 LTIP”), which were approved by an equity award subcommittee of the Compensation Committee.  The Compensation Committee will be making compensation decisions for our named executive officers for 2018.

Chief Executive Officer

The CEO’s 2017 compensation was determined by the Altice N.V. board of directors, a board consisting of three executive board members and three non-executive board members and approved by Altice N.V. stockholders.  The Altice N.V. board is counseled by the Altice N.V. Remuneration Committee, which consists of non-executive board members and is chaired by an independent non-executive board member.  The Altice N.V. board generally sets elements of pay at levels it considers appropriate, taking into account various factors such as the nature of the role, the experience and performance of the individual, and local and sector market practice amongst peers of a similar size and scope to the Altice Group.

Other Named Executive Officers

The compensation for all other named executive officers was set by Mr. Goei based on the compensation of individuals employed in the Altice Group in comparable positions and validated by the Altice Group Management Board.

Role of Compensation Committee

The Altice USA Compensation Committee was formed on the consummation of our offering on June 22, 2017 and consists of independent directors.  Director Manon Brouillette became a member of the Compensation Committee when she joined our Board of Directors on October 31, 2017, and the Compensation Committee began making compensation decisions with respect to our named executive officers in November 2017.

The responsibilities of the Compensation Committee are set forth in its charter.  Among other responsibilities, the Compensation Committee (1) establishes our general compensation philosophy and, in consultation with management, oversees the development and implementation of compensation programs; (2) reviews and approves corporate goals and objectives relevant to the compensation of our Chief Executive Officer and the other executive officers of the Company who are required to file reports under Section 16(a) of the Exchange Act, evaluates such executive officers’ performance in light of those goals and objectives and determines and approves their compensation levels based upon those evaluations; and (3) administers our stockholder approved compensation plans.  For additional discussion on the role of our Compensation Committee, see “Management.”

Benchmarking

In November 2017, the Compensation Committee reviewed and compared compensation for a core peer group of companies in the same general industry or industries as the Company as well as companies of similar size and business mix to evaluate the competitiveness and appropriateness of our compensation program.  The Compensation Committee selected the following list of companies that would comprise our initial peer group, which was used to assess the value of the stock options granted under the 2017 LTIP on December 30, 2017 and will be used to make 2018 compensation decisions:

•                                          AT&T Inc.

•                                          CenturyLink, Inc.*

•                                          Charter Communications, Inc.

•                                          Comcast Corporation

•                                          DISH Network Corporation,

•                                          Frontier Communications Corporation

•                                          Level 3 Communications, Inc.*

•                                          Liberty Media Corporation

•                                          Liberty Global, Plc.

•                                          Sprint Corporation

•                                         T-Mobile US, Inc.

•                                          Verizon Communications Inc.

•                                          Windstream Holdings, Inc.

*                                         On November 1, 2017, CenturyLink, Inc. completed an acquisition of Level 3 Communications, Inc.

The Compensation Committee determined that the peer group currently represented an appropriate benchmark for the competitive market for our senior executive talent, based on our business operations and competitive labor markets.

Management presented to the Compensation Committee a comparison of 2016 actual base salary, bonus, total cash compensation (defined as base salary plus bonus), long-term incentives and total direct compensation (defined as total cash compensation plus the value of long-term incentives) of our named executive officers with the 25th, median and 75th percentile of the peer group.

The Compensation Committee also received information from management comparing actual 2016 and projected 2017 compensation levels for the named executive officers to comparable positions among the peer companies.  Compensation of the Company’s Chief Executive Officer, Mr. Goei, was compared to chief executive officers at the peer group companies.  Compensation of Mr. Stewart, Co-President and Chief Financial Officer of the Company, was compared to Chief Financial Officers at the peer group companies.  Compensation of Mr. Boubazine, Co-President and Chief Operating Officer, was compared to Chief Operating Officers at the peer group companies.  Compensation of Mr. Connolly, Executive Vice President, General Counsel, was compared to General Counsels at the peer group companies.  In this analysis, it was noted that there was limited market information regarding the role and compensation of Ms. Rosenblum, Vice Chairman.

Based on the total compensation review, the Compensation Committee set a general guideline for target total direct compensation at the median of the peer group based on a combination of internal and market considerations.  Internal factors include experience, skills, position, level of responsibility, historic and current compensation levels, internal relationship of compensation levels between executives, as well as attraction and retention of executive talent.  Market considerations include referencing market pay levels and pay practices among a peer group of companies with a reference to the median of the peer group.  The Compensation Committee’s decisions are based upon a combination of these considerations and may exceed or fall below the median of the peer group.  The Compensation Committee believed that this range was appropriate in light of the dynamics, diversity, complexities and competitive nature of the Company’s businesses as well as the Company’s performance.  The Compensation Committee believed that the guideline for target total direct compensation provided a useful point of reference, along with the other factors described above, in administering the Company’s executive compensation program.

Elements of Compensation

Base Salary

The named executive officers receive a base salary to compensate them for services provided to the Company.  Base salary is intended to provide a fixed component of compensation reflecting various factors, such as the nature of the role and the experience and performance of the individual.  As of December 31, 2017, Mr. Goei’s, Mr. Stewart’s and Mr. Boubazine’s annualized base salary was $500,000 each, and Mr. Connolly’s and Ms. Rosenblum’s annualized base salary was $400,000 each.  These were set prior to our initial offering but reviewed in November 2017 by the Compensation Committee.

Annual Bonus

For 2017, each of our named executive officers was eligible to earn an annual performance-based cash bonus under our 2017 annual incentive program (“the 2017 Bonus Program”).  The 2017 Bonus Program was established by the Altice Group Management Board.  Following our initial offering, the Compensation Committee of our board assumed responsibility for administration of the 2017 Bonus Program, and made all determinations with respect to the 2017 Bonus awards, subject to Altice N.V. board of director’s right to consent under the stockholders’ agreement.

The 2017 annual incentive opportunity for our named executive officers was comprised of two components:  a formula-based award and a discretionary award.  The 2017 formula-based award target for Mr. Goei was equal to 300% of annualized base salary (target equal to $1,500,000) with a maximum payout opportunity equal to 450% of annualized base salary (maximum payout of $2,250,000).  The formula-based bonus target for Mr. Stewart and Mr. Boubazine was equal to 100% of annualized base salary (target equal to $500,000 each) with a maximum payout opportunity equal to 150% of annualized base salary (maximum payout of $750,000 each).  The formula-based bonus target for Mr. Connolly and Ms. Rosenblum was equal to 60% of annualized base salary (target equal to $240,000 each) with a maximum payout opportunity equal to 90% of annualized base salary (maximum payout of $360,000 each).

When established by the Altice Group Management Board, the performance metrics used to determine the 2017 formula-based annual incentive award were expected to be based upon 2017 financial and operational results of Altice USA and Altice N.V., with two-thirds of the target based upon Altice USA performance and one-third based upon Altice N.V. performance.  Separately, for 2017, performance metrics for bonuses to be paid to other members of our management team were also expected, prior to our initial offering, to be based upon both Altice USA and Altice N.V. performance.

Due to the development of our business following our initial offering, we determined that it would better align the interests of our stockholders and management, as well as more directly reward and motivate our management to receive bonuses based entirely on Altice USA performance.  When the Compensation Committee determined the 2017 formula-based bonuses for our named executive officers, it considered this change in the bonus metrics for our broader management team, as well as what would be in the best interests of our stockholders.  The Compensation Committee determined that, as was done for other members of our management team, the 2017 formula-based annual incentive award for our named executive officers would be based 100% upon Altice USA performance metrics, which are described below.  In making this decision, the Compensation Committee did not change the Altice USA performance metrics that were originally set by the Altice Group Management Board for 2017, nor did the Compensation Committee change the bonus targets and maximums for the named executive officers.

Altice USA Performance Metrics

Performance Area	Weight	Performance Metrics*
Financial	10%	Revenue
	20%	Adjusted EBITDA
	20%	Adjusted EBITDA – Capex + Working Capital
Operational	30%	Corporate Expense
	20%	Weighted Average of Non-corporate Business Results
Total	100%

*                 Corporate Expense refers to the portion of other Operating Expenses related to certain predefined departments that provide enterprise-wide administrative support to business operations (e.g., executive, legal, human resources, accounting, etc.).  A description of the other financial metrics that are non-GAAP metrics is set forth in “—Description of Non-GAAP Financial Measures.”

Based upon actual Altice USA performance, the 2017 formula-based annual incentive awards for our named executive officers were eligible to be paid out at up to 87.8% of target, subject to negative discretion of the Compensation Committee.

For 2018, it is expected that our named executive officers’ formula-based bonus targets will be based solely upon Altice USA performance.

Based on individual performance evaluations, the Compensation Committee decided to award discretionary bonuses to certain named executive officers for 2017, in addition to annual bonus awards,  in the following amounts:  Mr. Goei ($183,000); Mr. Stewart and Mr. Boubazine ($61,000 each); and Mr. Connolly ($29,280).  During 2017, Ms. Rosenblum’s role was modified to one that involved advising the CEO as requested on selected legislative, regulatory and public policy matters.  Due to Ms. Rosenblum’s changed responsibilities at the Company in 2017, and the non-supervisory nature of her role, she did not receive a discretionary bonus for 2017.  In addition, Mr. Connolly received a payment of $250,000 in December 2017, which represents the second and final payment associated with a $500,000 sign on payment.

The payout of 2017 Bonus to our CEO remains subject to the clawback policy of Altice N.V. until the 2018 shareholders’ meeting of Altice N.V.

Stock Options

On December 30, 2017, certain members of management, including Mr. Goei, Mr. Stewart and Mr. Boubazine, were granted stock options under the 2017 LTIP.  Mr. Goei received 1,201,208 stock options and Mr. Stewart and Mr. Boubazine each received 256,668 stock options.  The stock options were granted with an exercise price of $19.48, equal to the 30 day volume weighted average of the closing price of Class A common stock as of the grant date, December 30, 2017.  The stock options cliff vest on December 21, 2020, generally subject to continued employment with the Company or any of its affiliates, and expire ten years from the date of grant.  The options are generally subject to the provisions of the Company’s form for nonqualified stock options, which was filed with the Commission on January 3, 2018 as Exhibit 99.1 to a Current Report on Form 8-K.

The stock options were granted to named executive officers who had previously received Units under the Carry Unit Plan, discussed below, and whose initial 50% vesting of such Units occurred on December 21, 2017.  These were the first grants made to our named executive officers under the 2017 LTIP, and are a component of their annual compensation for 2017.

Carry Unit Plan

On July 13, 2016, the Neptune Management Limited Partnership Carry Unit Plan (the “Carry Unit Plan”) was created to provide participants, including our named executive officers, with an opportunity to participate in the long-term growth and financial success of our operations.  Under the Carry Unit Plan, profits interests denominated in units of ownership (the “Units”) of Neptune Management Limited Partnership (the “Partnership”) were granted to participants.

As of December 31, 2017, approximately 184 million Units were not yet vested.

A profits interest gives the participant the right to share in specified future profits and appreciation in value that the participants of the Partnership may receive, including profits paid upon a sale of the investors’ interests.

Economically, a profits interest is similar to a stock option granted on the stock of a corporation insofar as a participant realizes value only if the Partnership from which the profits interest is granted appreciates in value and/or has profits after the grant date.

Holders of vested Units receive Class A common stock of Altice USA at the discretion of the Partnership.  The amount of Class A common stock received is calculated using the fair market value of Units and based on the then trading price of Class A common stock of Altice USA.

On February 13, 2017, Mr. Goei was granted 10,600,000 time-vesting Units, which are scheduled to cliff vest on January 31, 2020, generally subject to his continued employment with the Company or any of its affiliates.  No other grants were made under the Carry Unit Plan in 2017 to our named executive officers.

Benefits

The named executive officers are eligible to participate in the health and welfare benefit plans made available to the other benefits-eligible employees of the Company, including medical, dental, vision, life insurance and disability coverage.

The named executive officers are eligible to participate in the Altice USA 401(k) Savings Plan and may contribute into their plan accounts a percentage of their eligible pay on a before-tax basis and after-tax basis.  The Company matches 100% of the first 4% of eligible pay contributed by participating employees.  In addition, the Company may make an additional discretionary year-end contribution.  Any discretionary year-end contribution, if approved by the Company, will be provided to all eligible participants who are active on the last day of the plan year and who complete 1,000 hours of service in such plan year.  Company contributions to the Altice USA 401(k) Savings Plan are subject to vesting limitations for the first three years of employment.

The Company also sponsors the Cablevision Excess Savings Plan, a non-qualified deferred compensation plan.  Effective December 31, 2016, the Excess Savings Plan was frozen to new participants and Company contributions.

The Company maintains the Cablevision Cash Balance Pension Plan, a tax-qualified defined benefit plan, and the Cablevision Excess Cash Balance Plan, a non-qualified deferred compensation plan for participants whose benefits in the qualified plan are limited by applicable Internal Revenue Service (“IRS”) limitations.  Effective December 31, 2013, the Cablevision Cash Balance Pension Plan and the Cablevision Excess Cash Balance Plan were frozen to new participants and future benefit accruals, except for certain employees covered by a collective bargaining agreement for whom accruals were frozen as of April 15, 2015.  Monthly interest credits continue to be made to participant accounts until distribution of the accounts following termination of employment.  Ms. Rosenblum is the only named executive officer with an account balance in the Cablevision Excess Savings Plan or with an accrued benefit in the Cablevision Cash Balance Pension Plan or the Cablevision Excess Cash Balance Pension Plan.  See the “Nonqualified Deferred Compensation Table” below for further information on the Cablevision Excess Savings Plan and the “Pension Benefits Table” below for further information on the Cablevision Cash Balance Pension Plan and the Cablevision Excess Cash Balance Pension Plan.

Perquisites

The Company provides certain perquisites to named executive officers, which it has determined are appropriate for recruitment and retention, including personal use of Company-provided ground transportation and aircraft, primarily for commuting to and from the Company’s Bethpage, NY headquarters.  To the extent our employees use Company-provided transportation for commuting and other personal travel, they are imputed compensation for tax purposes.  Subject to the Compensation Committee’s approval, named executive officers may be eligible to receive a tax gross up on imputed income related to commuting usage.  The Company owned and operated two passenger helicopters to facilitate business travel of senior executives and had a lease for a fixed wing aircraft to facilitate international travel for Mr. Goei.

Mr. Stewart received a monthly housing allowance during the period in 2017.  This monthly allowance payment ceased as of December 31, 2017.  The Company purchases tickets for sporting and entertainment events for business use; on the occasion the tickets are unused, they are available for personal use by our employees, including the named executive officers.  The named executive officers are also eligible to participate in the Altice USA Employee Product Benefit program, which provides all benefits-eligible employees who reside in the Suddenlink or Optimum footprint with discounted cable television, high-speed data and voice services.  See “Summary Compensation Table” below for further information on the perquisites provided to our named executive officers during 2017.

Post-Termination Compensation

Our named executive officers have helped build the Company into the successful enterprise that it is today and we believe that post-termination benefits are integral to the Company’s ability to attract and retain qualified executives.  Our named executive officers were eligible for severance benefits in 2017 under the Altice USA Severance Benefits Policy.  All severance benefits payable under the severance policy would be conditioned on the employee executing a separation agreement with the Company, including, a release of claims and any other terms and conditions that the Company may require.  For a description and quantification of the severance and other benefits payable to each of the named executive officers under the different circumstances of termination, please see “Severance Benefits” and “Payments on Termination or Change of Control” below.

Employment Agreements

None of the named executive officers have an employment agreement related to their service with Altice USA.

Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code, as amended (“Section 162(m)”), establishes a $1 million limit on the amount that a publicly held corporation may deduct for compensation paid to “covered employees”).  Pursuant to the Tax Cuts and Jobs Act, the definition of “covered employees” under Section 162(m) was amended to include a company’s chief financial officer.  As such effective January 1, 2018 “covered employees” include the chief executive officer, chief financial officer and the next three most highly paid named executive officers in a taxable year.  Once an officer is a “covered employee” their compensation will remain subject to Section 162(m) indefinitely.  Further, the Tax Cuts and Jobs Act repealed the exclusion for “qualified performance-based compensation” under Section 162(m) effective January 1, 2018 except for compensation payable pursuant to an employment agreement in place before November 2, 2017.  Accordingly, starting in 2018, the Company’s tax deduction with regard to the compensation of “covered employees” is limited to $1 million per taxable year with respect to each officer.

Description of Non-GAAP Financial Measures

Adjusted EBITDA—net income (loss) excluding income taxes, income (loss) from discontinued operations, other non-operating income or expenses, loss on extinguishment of debt and write-off of deferred financing costs, gain (loss) on interest rate swap contracts, gain (loss) on equity derivative contracts, gain (loss) on investments, interest expense (including cash interest expense), interest income, depreciation and amortization (including impairments), share-based compensation expense or benefit, restructuring expense or credits and transaction expenses.

Adjusted EBITDA—Capex—Adjusted EBITDA as defined above less capital expenditures.

Adjusted EBITDA—Capex—change in working capital—Adjusted EBITDA as defined above less capital expenditures and change in working capital.

Report of Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management.  Based on such review and discussions, we have recommended to the Board that this Compensation Discussion and Analysis be included in this Amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for filing with the SEC.

Members of the Compensation Committee
Raymond Svider (Chair)	Mark Mullen	Manon Brouillette

Executive Compensation Tables

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of our named executive officers for services to Altice USA for the year ending December 31, 2017.

Name and principal position	Year	Salary ($)(1)	Bonus ($)(2)	Stock awards ($)(3)	Option awards ($)(4)	Non-equity incentive plan compensation ($)(5)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)(6)	Total ($)
Dexter Goei	2017	490,385	183,000	40,280,000	10,582,642	1,317,000	—	707,583	53,560,610
Chairman & CEO	2016	235,950	707,177	7,881,000	—	792,823	—	417,920	10,034,870
Charles Stewart	2017	490,385	61,000	—	2,261,245	439,000	—	765,879	4,017,509
Co-President & CFO	2016	490,385	428,400	3,700,000	—	428,400	—	830,028	5,877,213
Abdelhakim Boubazine	2017	490,385	61,000	—	2,261,245	439,000	—	326,637	3,578,267
Co-President & COO	2016	417,262	428,400	3,700,000	—	428,400	—	464,382	5,438,444
David Connolly	2017	392,308	279,280	—	—	210,720	—	12,031	894,339
EVP—General Counsel and Secretary	2016	138,462	250,000	1,572,500	—	315,360	—	4,308	2,280,630
Lisa Rosenblum	2017	392,308	—	—	—	128,567	10,167	77,776	608,818
Vice Chairman	2016	238,462	—	2,220,000	—	166,777	10,780	98,410	2,734,429

(1)         Differences between 2016 and 2017 salary for the named executive officers are largely attributed to when the named executive officer began providing services to the Company in 2016.  Salary rates did not change between 2016 and 2017.  For 2017, salary amounts reflect 51 weeks of pay due to harmonization of payroll schedules.

(2)         In 2017, Mr. Connolly received the final installment of his sign-on payment ($250,000).  These 2017 amounts also reflect the discretionary portion of annual bonus, as described in the section titled “Annual Bonus” in the Compensation Discussion & Analysis.

(3)         Represents the grant date fair value of Units, as described in the section titled “Carry Unit Plan” in the Compensation Discussion & Analysis, computed in accordance with FASB ASC Topic 718, excluding forfeiture assumptions.  For Mr. Goei’s carry unit award granted on February 13, 2017, the Company’s estimate of the grant date fair value is $3.80 per unit, based on the value established in the Company’s initial public offering.  At the time of grant, the fair market value in use was based on an independent valuation of $0.55 per unit.

(4)         Represents the grant date fair value of options, as described in the section titled “Stock Options” in the Compensation Discussion & Analysis, computed in accordance with FASB ASC Topic 718, excluding forfeiture assumptions.  For the stock option awards for Messrs. Goei, Stewart and Boubazine the fair value on the date of grant was calculated using the Black-Scholes option pricing model.  The computation of expected life of 6.5 years was determined based on the simplified method (the average of the vesting period and the option term) due to the Company’s lack of recent historical data for similar awards.  The interest rate of 2.30% for the period within the contractual life of the stock options is based on the interest yield for U.S. Treasury instruments in effect at the time of grant.  The computation of expected volatility of 33.97% is based on historical volatility of the Altice USA common stock and the volatility of publicly traded comparable companies, since the Altice USA common stock only began trading on June 22, 2017.

(5)         These 2017 amounts reflect the formula-based portion of annual bonus, as described in the section titled “Annual Bonus” in the Compensation Discussion & Analysis.  Due to Ms. Rosenblum’s changed responsibilities at the Company during 2017, Management recommended, and the Compensation Committee approved, discretion with respect to her bonus amount.

(6)         This table below shows the components of this column as of December 31, 2017.

Name	Year	401(k) Company Contribution(a)	Transportation Tax gross up payment(b)	Perquisites(c)	Total
Dexter Goei	2017	11,569	16,869	679,145	707,583
Charles Stewart	2017	12,723	15,503	737,653	765,879
Abdelhakim Boubazine	2017	14,877	25,729	286,031	326,637
David Connolly	2017	12,031	—	—	12,031
Lisa Rosenblum	2017	16,100	9,385	52,291	77,776

(a)         This column represents, for each individual, a matching contribution and/or Company discretionary contribution made by the Company on behalf of such individual under the Company’s 401(k) Plan.

(b)         This column reflects amounts paid to the named executive officers at the discretion of, and approved by, the Compensation Committee to offset imputed income on commuter travel.

(c)          This column represents for each individual the following aggregate perquisites as described in the table below.  In addition, the named executive officers are eligible to participate in the Altice USA Employee Product Benefit program, which provides all benefits-eligible employees who reside in the Suddenlink or Optimum footprint with discounted cable television, high-speed data and voice services.  The Company purchases tickets for sporting and entertainment events for business use; on the occasion the tickets are unused, they are available for personal use by our employees, including the named executive officers.  There is no incremental cost to the Company for these benefits.

Name	Year	Aircraft ($)(i)	Housing Allowance ($)(ii)	Ground Transportation ($)(iii)	Total
Dexter Goei	2017	287,502	—	391,634	679,145
Charles Stewart	2017	131,485	499,995	106,173	737,653
Abdelhakim Boubazine	2017	73,467	—	212,564	286,031
David Connolly	2017	—	—	—	—
Lisa Rosenblum	2017	31,050	—	*	52,921

*                 Does not exceed the greater of $25,000 or 10% of the total amount of perquisites of named executive officers.

(i)             This column represents the incremental cost to the company for personal use of the Company’s aircraft, primarily associated with commuting to and from the Company’s Bethpage, NY headquarters, and for a leased fixed wing aircraft for Mr. Goei’s international business travel.  For the purposes of this disclosure, incremental cost is valued based on the variable costs incurred by the Company, such as fuel, landing fees and ground services, and does not include costs that would have been incurred by the Company whether or not a particular trip was taken, such as lease and insurance payments, pilot salaries, ordinary course maintenance and other overhead costs.  The incremental cost of the personal use of the fixed wing aircraft, applicable solely to Mr. Goei, is based on the variable hourly cost of the lease applied to the number of personal hours of usage.

(ii)          This column represents Mr. Stewart’s housing allowance, which was paid on a monthly basis.  This monthly allowance payment ceased as of December 31, 2017.

(iii)       This column reflects the incremental cost of providing our executive officers ground transportation for personal use, primarily for commuting to and from the Company’s Bethpage, NY headquarters.  For the purposes of this disclosure, incremental cost is valued, for the company vehicles, as a portion of the cost of the driver plus car lease, maintenance, fuel and other related costs, based on an estimated percentage of use, and for third party car services by the amount paid to the third party.

Grants of Plan-Based Awards

The table below presents information regarding awards granted in 2017 to each named executive officer under the  2017 LTIP, 2017 annual incentive programs and the Carry Unit Plan in which the named executive officers participated.

Name	Approval Date	Grant Date		Estimated future payouts under non-equity incentive plan awards(1)		All other stock awards: Number of shares of stock or Units (#)	All other equity awards: Number of shares of stock or Units (#)	Exercise or base price of option awards ($/share)	Grant date fair value of equity and option Awards ($)
				Target ($)	Maximum ($)
Dexter Goei	—	—		1,500,000	2,250,000	—	—	—	—
	—	02/13/17	(2)	—	—	10,600,000	—	—	40,280,000	(3)
	12/23/17	12/30/17		—	—	—	1,201,208	19.48	10,582,542	(4)
Charles Stewart	—	—		500,000	750,000	—	—	—	—
	12/23/17	12/30/17		—	—	—	256,668	19.48	2,261,245	(4)
Abdelhakim Boubazine	—	—		500,000	750,000	—	—	—	—
	12/23/17	12/30/17		—	—	—	256,668	19.48	2,261,245	(4)
David Connolly	—	—		240,000	360,000	—	—	—	—
Lisa Rosenblum	—	—		240,000	360,000	—	—	—	—

(1)         These columns show the target and maximum payouts under the 2017 bonus plan based on 2017 metrics and performance criteria described in the section titled “Annual Bonus” in the Compensation Discussion & Analysis.  This plan does not have a threshold payout.  Payments were made in 2018 for 2017 performance and actual payments are reflected in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table.

(2)         This award was subject to clawback until approved by Altice N.V. shareholders on June 28, 2017.

(3)         Represents the grant date fair value of Units, as described in the section titled “Carry Unit Plan” in the Compensation Discussion & Analysis, computed in accordance with FASB ASC Topic 718, excluding forfeiture assumptions.  For Mr. Goei’s carry unit award granted on February 13, 2017, the Company’s estimate of the grant date fair value is $3.80 per unit, based on the value established in the Company’s initial public offering.  At the time of grant, the fair market value in use was based on an independent valuation of $0.55 per unit.

(4)         Represents the grant date fair value of options, as described in the section titled “Stock Options” in the Compensation Discussion & Analysis, computed in accordance with FASB ASC Topic 718, excluding forfeiture assumptions.  For the stock option awards for Messrs. Goei, Stewart and Boubazine the fair value on the date of grant was calculated using the Black-Scholes option pricing model.  The computation of expected life of 6.5 years was determined based on the simplified method (the average of the vesting period and the option term) due to the Company’s lack of recent historical data for similar awards.  The interest rate of 2.30% for the period within the contractual life of the stock options is based on the interest yield for U.S. Treasury instruments in effect at the time of grant.  The computation of expected volatility of 33.97% is based on historical volatility of the Altice USA common stock and the volatility of publicly traded comparable companies, since the Altice USA common stock only began trading on June 22, 2017.

2017 Long-Term Incentive Plan

In connection with the Company’s IPO, the Company adopted the 2017 LTIP. Under the 2017 LTIP, the Company may grant awards of options, restricted shares, restricted share units, stock appreciation rights, performance stock, performance stock units and other awards. Under the 2017 LTIP, awards may be granted to officers, employees and consultants of the Company or any of its affiliates. The 2017 LTIP will be administered by the Company’s Board, subject to the provision of the stockholders’ agreement. The Board has delegated this authority to the Company’s Compensation Committee. The Compensation Committee has the full power and authority to, among other things, select eligible participants, to grant awards in accordance with the 2017 LTIP, to determine the number of shares subject to each award or the cash amount payable in connection with an award and determine the terms and conditions of each award. The maximum aggregate number of shares that may be issued under the 2017 LTIP is 9,879,291. The Board has the authority to amend, suspend, or terminate the 2017 LTIP. No amendment, suspension or termination will be effective without the approval of the Company’s stockholders if such approval is required under applicable laws, rules and regulations.

Outstanding Equity Awards at Fiscal Year-End

The table below presents (i) the number of stock options awarded under the 2017 LTIP, (ii) the number of Units granted under the Carry Unit Plan that have not yet vested and (iii) the market value of these Units for each named executive officer, in each case as of December 31, 2017.

	Option Awards			Stock Awards
Name	Number of securities underlying unexercised options (#) unexercisable (1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(2)		Market value of shares or units of stock that have not vested ($)(7)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)(8)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested($)(7)
Dexter Goei	1,201,208	19.48	12/30/2027	5,650,000	(3)	15,763,500	10,000,000	27,900,000
	—	—	—	10,600,000	(4)	15,264,000	—	—
Charles Stewart	256,668	19.48	12/30/2027	5,000,000	(3)	13,950,000	—	—
Abdelhakim Boubazine	256,668	19.48	12/30/2027	5,000,000	(3)	13,950,000	—	—
David Connolly	—	—	—	4,250,000	(5)	11,857,500	—	—
Lisa Rosenblum	—	—	—	6,000,000	(6)	16,740,000	—	—

(1)         On December 30, 2017, Messrs. Goei, Stewart and Boubazine each received a stock option award under the 2017 LTIP that will vest in full on December 21, 2020.

(2)         The numbers in this column represent the number of Units outstanding, not the number of shares underlying such Units.  These awards were granted under the Carry Unit Plan and vesting is generally subject to the named executive officer’s continued employment with the Company or any of its affiliates.

(3)         These Units will vest 50% on each of December 21, 2018 and December 21, 2019.

(4)         These Units will vest in full on January 31, 2020.

(5)         These Units will vest 50% on August 22, 2018 and 25% on each of August 22, 2019 and August 22, 2020.

(6)         These Units will vest 50% on June 21, 2018 and 25% on each of June 21, 2019 and June 21, 2020.

(7)         The value of each unvested Unit as of December 31, 2017 is based on the potential number of shares into which the Unit may convert upon vesting and the December 29, 2017 Altice USA, Inc. closing price of $21.23, which was the last trading day of the year.

(8)         In 2016, Mr. Goei received 10,000,000 Performance Vesting Units that will vest based on achievement of certain defined 2019 Altice USA financial targets of (x) consolidated net revenue and (y) adjusted EBITDA or Capex adjusted EBITDA. Mr. Goei’s performance based units will be forfeited if performance is not met.  All or a portion of the Performance Vesting Units may vest as determined by the board of directors of Altice N.V. in its discretion.

Option Exercises and Stock Vested

The table below presents information regarding the value of stock awards vested in 2017, for each of the named executive officers.  None of the named executive officers exercised stock options with respect to Altice USA in 2017.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on exercise (#)(1)	Value realized on exercise ($)(2)
Dexter Goei	—	—	719,636	15,090,767
Charles Stewart	—	—	636,846	13,354,661
Abdelhakim Boubazine	—	—	636,846	13,354,661
David Connolly	—	—	—	—
Lisa Rosenblum	—	—	—	—

(1)         The number of shares shown in this column represents the number of shares of Class A common stock that were received upon the conversion of Class C Units that vested on December 21, 2017.

(2)         The “value realized” upon the vesting of these Units is equal to the number of shares received times the NYSE closing share price of our common stock on December 21, 2017.

Pension Benefits

The table below shows the actuarial present value of accumulated benefits payable under our qualified and nonqualified defined benefit pension plans as of December 31, 2017 for Ms. Rosenblum, who is the sole named executive officer who is eligible to participate in such plans.

Name	Plan	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Lisa Rosenblum	Cablevision Cash Balance Pension Plan	20	312,057	—
	Cablevision Excess Cash Balance Plan	20	369,963	—

(1)         Years of service are calculated based on elapsed time while a member of the plan.  Actual elapsed time as an employee of Cablevision and Altice USA for Ms. Rosenblum is 22 years.

(2)         Assumes Ms. Rosenblum will take a lump sum payment of benefits at retirement.  The lump sum payment was determined by crediting the December 31, 2017 account balances with an assumed interest crediting rate of 2.82% until an assumed retirement age of 65. The present value of accumulated benefits was calculated using a discount rate of 3.50%.

Cablevision Cash Balance Pension Plan

The Cablevision Cash Balance Pension Plan is a tax-qualified defined benefit plan that was amended effective December 31, 2013 to freeze participation and benefit accruals for all legacy Cablevision employees except certain employees covered by a collective bargaining agreement.  Effective April 15, 2015, the plan was further amended to freeze participation and benefit accruals for the remaining employees covered by the collective bargaining agreement.  Ms. Rosenblum is the only named executive officer with an accrued benefit under the Cablevision Cash Balance Pension Plan.

A notional account is maintained for each participant under the plan, which is credited with monthly interest credits based on the average of the annual rate of interest on the 30-year U.S. Treasury Bonds for the months of September, October and November of the prior year.  Monthly interest credits continue to be made to participant accounts until distribution of the accounts following termination of employment.  All active participants are fully vested in their accounts.  Upon retirement or other termination of employment with the Company, the participant may elect a distribution of the vested portion of the account.  The normal form of benefit payment for an unmarried participant is a single life annuity and the normal form of benefit payment for a married participant is a 50% joint and survivor annuity.  The participant, with spousal consent if applicable, can waive the normal form and elect to receive a single life annuity or a lump sum in an amount equal to the cash balance account.

Cablevision Excess Cash Balance Plan

The Cablevision Excess Cash Balance Plan is a nonqualified deferred compensation plan that is intended to provide eligible participants, including Ms. Rosenblum, with the portion of their benefit that cannot be paid to them under the Cablevision Cash Balance Pension Plan due to Internal Revenue Code limits applicable to tax-qualified plans.  Effective December 31, 2013, the Excess Cash Balance Plan was amended to freeze participation and future benefit accruals for all employees.  Ms. Rosenblum is the only named executive officer with an accrued benefit under the Cablevision Excess Cash Balance Pension Plan.

The Company maintains a notional excess cash balance account for each eligible participant and credits each excess cash balance account monthly with interest at the same rate used under the Cablevision Cash Balance Pension Plan.  Monthly interest credits continue to be made to participant accounts until distribution of the accounts following termination of employment.  All active participants are fully vested in their excess cash balance account.  The excess cash balance account, to the extent vested, is paid in a lump sum to the participant as soon as practicable following his or her retirement or other termination of employment with the Company.

Nonqualified Deferred Compensation Table

The table below shows the aggregate earnings and account balance information under nonqualified deferred compensation plans for Ms. Rosenblum, who is the sole named executive officer who is eligible to participate in such plan.

Name	Plan	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Lisa Rosenblum	Cablevision Excess Savings Plan	—	—	11,474	—	580,608

Cablevision Excess Savings Plan

The Cablevision Excess Savings Plan is a nonqualified deferred compensation plan that operates in conjunction with the Cablevision 401(k) Savings Plan.  Effective December 31, 2016, the Excess Savings Plan was frozen (i.e., no future employee or Company contributions are permitted under the Plan for 2017 and thereafter).  Participant notional account balances continue to be credited monthly with the rate of return earned by the stable value investment option available under the Altice USA 401(k) Savings Plan.

Ms. Rosenblum is the only named executive officer with an account balance in the Cablevision Excess Savings Plan.

A participant is always fully vested in the participant’s own contributions and vests in the Company contributions over three years from date of hire (subject to full vesting upon death, disability or retirement after attaining age 65).  Distributions are made in a lump sum as soon as practicable after the participant’s termination of employment with the Company.

Severance Benefits

In the event of certain termination events during 2017, eligible employees, including our named executive officers, would have been eligible to receive certain severance benefits under the Altice USA Severance Benefits Policy, which provides for severance benefits when a position is eliminated due to restructuring or reorganization.  Severance amounts are based on two weeks of base salary for every completed year of service with a minimum 52 weeks of base salary for senior vice presidents and above, 26 weeks for vice presidents and directors, and 4 weeks for all other eligible employees.  Employees who were enrolled in the Company’s health plans are eligible to receive subsidized COBRA continuation for up to three months.  Bonus-eligible exempt employees, including the named executive officers, would have been eligible to receive a prorated 2017 annual bonus based on actual 2017 plan performance if a qualifying termination of employment occurred after June 30, 2017.  Severance is subject to noncompete and nonsolicit restrictive covenants.

Payments on Termination or Change of Control

The following tables summarize the estimated amounts payable to each named executive officer in the event of a termination from employment without cause or upon a change of control as of December 31, 2017.

In the event of termination for cause, voluntary termination, retirement, death or disability, none of the named executive officers would have been entitled to any severance payments as of December 31, 2017.

Benefits Payable as a Result of Termination of Employment by the Company without Cause

Name	Severance ($)(1)	Benefit Subsidy ($)(2)	2017 Bonus ($)(3)	Total ($)
Dexter Goei	500,000	3,201	1,317,000	1,820,201
Charles Stewart	500,000	3,201	439,000	942,201
Abdelhakim Boubazine	500,000	3,201	439,000	942,201
David Connolly	400,000	2,571	210,720	613,291
Lisa Rosenblum	400,000	1,710	128,567	530,277

(1)         Pursuant Altice USA’s Severance Benefits Policy, each named executive officer is entitled to two weeks base salary for each completed year of service, with a minimum severance amount equal to 52 weeks of base salary.

(2)         The amounts in this column reflect the employer subsidized COBRA for three months continuation based on each named executive officer’s current election.

(3)         The amounts in this column reflect the formula-based portion of the 2017 annual bonus.

Benefits Payable upon a Change of Control Transaction

Name	Unvested Options ($)(1)	Unvested Units ($)(2)
Dexter Goei	2,102,114	58,927,500
Charles Stewart	449,169	13,950,000
Abdelhakim Boubazine	449,169	13,950,000
David Connolly	—	11,857,500
Lisa Rosenblum	—	16,740,000

(1)         The amounts in this column represent the value of the unvested options held by Messrs. Goei, Stewart and Boubazine as of December 31, 2017, with the value calculated as the difference between the total exercise price of each option ($19.48) and the market value of the option at close of business December 29, 2017 ($21.23), which was the last trading day of the year.  Pursuant to the terms of the options, as of December 31, 2017, all unvested options automatically vest and are exercisable upon a Change of Control (as defined in the option award agreement).  These options are subject to noncompete and nonsolicit restrictive covenants.

(2)         The amounts in this column represent the value of the unvested Units held by each named executive officer as of December 31, 2017, with the value calculated as described in footnote 7 of the “Outstanding Equity Awards at Fiscal Year-End” table.  Pursuant to the terms of the Units as of December 31, 2017, all unvested Units automatically vest upon a Company Sale (as defined in the Unit award agreement).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP TABLE

The following table presents certain information as of April 20, 2018 with respect to the beneficial ownership of Altice USA common stock by:

•                       each of our current directors;

•                       each of our named executive officers;

•                       all of our directors and executive officers as a group; and

•                       each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of our Class A common stock and Class B common stock.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC.  These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days.  Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.  Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o Altice USA, Inc., 1 Court Square West, Long Island City, New York 11101.

As of April 19, 2018, we have 246,982,292 shares of our Class A common stock and 490,086,674 shares of our Class B common stock outstanding.

	Shares Beneficially Owned(1)				% Total Voting Power
	Class A		Class B
Name of Beneficial Owner	Number	%	Number	%
5% Stockholders(7)
Drahi Entities(1)(2)	58,983,391	23.9%	490,086,674	100.0%	98.5%
CPPIB(4)	42,265,874	17.1%	—	0.0%	0.3%
BC Partners(3)	65,219,767	26.4%	—	0.0%	0.5%
Named Executive Officers, Directors and nominees(5)
Dexter Goei(6)	2,594,724	1.1%	—	0.0%	0.0%
Charles Stewart	655,597	0.3%	—	0.0%	0.0%

	Shares Beneficially Owned(1)				% Total Voting Power
	Class A		Class B
Name of Beneficial Owner	Number	%	Number	%
Abdelhakim Boubazine	1,639,390	0.7%	—	0.0%	0.0%
Lisa Rosenblum	18,751	0.0%	—	0.0%	0.0%
David Connolly	—	0.0%	—	0.0%	0.0%
Manon Brouillette	—	0.0%	—	0.0%	0.0%
Dennis Okhuijsen	—	0.0%	—	0.0%	0.0%
Jérémie Bonnin	—	0.0%	—	0.0%	0.0%
Raymond Svider	—	0.0%	—	0.0%	0.0%
Mark Mullen	7,000	0.0%	—	0.0%	0.0%
All executive officers and directors as a group (10 persons)	4,915,462	2.0%	—	0.0%	0.0%

*                 Less than 0.1%

(1)         Mr. Drahi is the sole indirect controlling shareholder of Next Alt.  As of April 20, 2018, Next Alt held 64.07% of the outstanding share capital and voting rights of Altice N.V., representing 49.5% of the economic rights and 68.45% of the voting rights in general meetings.  Altice N.V. maintains a one-tier board of three executive board members and three non-executive board members.  The executive board members are appointed by shareholders at the general meeting at the binding nomination of Next Alt.  A4 S.A., which is controlled by the family of Mr. Drahi, is an executive board member of Altice N.V. Altice N.V. owns an indirect controlling interest in CVC 3.  Mr. Drahi may be deemed to beneficially own the 5,281,258 shares of Class A common stock and 490,085,674 shares of Class B common stock owned by CVC 3.  CVC 3 is also the sole member of Neptune Holding US GP LLC, which is the sole general partner of Neptune Holding US LP (“Holding LP”) and as such, Mr. Drahi may be deemed to beneficially own 46,174,784 shares of Class A common stock held by Holding LP.  Personal holding companies controlled by Mr. Drahi or his family own 7,527,349 shares of Class A common stock and 1,000 shares of Class B common stock.

(2)         The principal address for the personal holding companies controlled by Mr. Drahi or his family is 5 rue Eugène Ruppert, L-2453 Luxembourg, Grand Duchy of Luxembourg; the principal address for Altice N.V. and CVC 3 is Prins Bernhardplein 200, 1097 JB Amsterdam, The Netherlands; the principal address for Neptune Holding US GP LLC and Holding LP is c/o Altice USA, Inc., 1 Court Square West, Long Island City, NY 11101.

(3)         CIE Management IX Limited, which is an entity under common control with BC Partners LLP, is the ultimate general partner of, and has investment control over the Class A common stock held by the funds commonly known as BC European Capital IX—1 LP through 11 LP and BC European Capital—Suddenlink Co-Investment 1 through 6 LP, and has investment control over the Class A common stock held by BC European Capital IX Limited.  CIE Management IX Limited is also the ultimate control party of SuddenVision S.a.r.l. CIE Management IX Limited may, therefore, be deemed to have shared voting and investment power over Class A common stock beneficially owned by each of these entities.  Because CIE Management IX Limited is managed by a board of directors, no individuals have ultimate voting or investment control (as determined by Rule 13d-3) over the shares that may be deemed beneficially owned by CIE Management IX Limited.  The principal address of CIE Management IX Limited is Heritage Hall, Le Marchant Street, St. Peter Port, Guernsey, GY1 4HY, Channel Islands.

(4)         CPPIB is overseen by a board of directors.  None of the directors of the board of directors has sole voting or dispositive power with respect to the shares of Altice USA common stock beneficially owned by CPPIB.  The address of CPPIB is One Queen Street East, Suite 2500, Toronto, ON, M5C 2W5.

(5)         The address for these persons is c/o Altice USA, Inc., 1 Court Square West, Long Island City, NY 11101.

(6)         Mr. Goei holds his shares of Class A common stock through Inluam LLC.

(7)         5% Stockholders have the same applicable voting rights as other holders of Class A common stock and Class B common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

OUR RELATIONSHIP WITH ALTICE N.V.

On January 8, 2018, Altice N.V. announced plans for the separation of Altice USA from Altice N.V. Altice N.V. will distribute substantially all of its equity interest in us through a distribution in kind to holders of Altice N.V.’s common shares A and common shares B (the “Distribution”). Following the Distribution, Altice N.V. will no longer own a controlling equity interest in us, and we will operate independently from Altice N.V. The implementation of the Distribution is expected to be subject to certain conditions precedent being satisfied or waived.

As of April 19, 2018, Altice N.V. indirectly owned 490,085,674 shares of Class B common stock and 51,456,042 shares of Class A common stock representing 73.5% of the total outstanding capital stock and 98.4% of the total voting power of the outstanding capital stock of Altice USA.

We have entered into transactions and agreements with Altice N.V. and our affiliates in the ordinary course of business, subject to compliance with our Related-Party Transaction Approval Policy, including relating to:

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

•                       Our purchase of customer and technical service support and services and licensing of intellectual property, including patents, trademarks and other rights; and

•                       Our acquisition of content, including our agreement relating to i24 News, a multi-language international news channel that distributes programming in Europe, Africa, the Middle East and the U.S.

In connection with the Distribution, we will enter into a master separation agreement (the “Master Separation Agreement”), and certain agreements regarding, among other things, the license of the Altice brand, and amendments to certain commercial agreements between the Company, on the one hand, and Altice N.V. and its affiliates, on the other hand.

Altice Technical Services

ATS provides technical operating services to the Company, including field services, such as dispatch, customer installations, disconnects, service changes and other customer service visits, outside plant maintenance services and design and construction services for HFC and FTTH infrastructure. We acquired 100% of the equity interests in ATS for a de minimis amount in the first quarter of 2018. ATS was previously owned by Altice N.V. and a member of ATS’s management through a holding company. In light of Altice N.V.’s determination to focus on businesses other than the Company, we and Altice N.V. concluded it is in the Company’s and Altice N.V.’s interests for Altice USA to own and operate ATS. The ATS Acquisition was approved by our Audit Committee pursuant to the Company’s Related-Party Transaction Approval Policy. See “Certain Relationships and Related-Party Transactions—Our Policy Regarding Related-Party Transactions.”

i24 News business

i24 News is a multi-language international news channel that distributes programming in Europe, Africa, the Middle East and the U.S. The i24 News business is composed of i24 news S.à r.l., i24 News France S.A.S. and i24 US Corp. (collectively, the “i24 Entities”), each of which is indirectly owned by Altice N.V. We acquired 100% of the equity interests in each i24 Entity from Altice N.V. for approximately $10,125,001. The terms of the purchase of i24 Entities were approved by our Audit Committee pursuant to the Company’s Related-Party Transaction Approval Policy. See “Certain Relationships and Related-Party Transactions—Our Policy Regarding Related-Party Transactions.”

Management Advisory and Consulting Services

Altice N.V. provides consulting, advisory and other services to us in connection with our acquisitions, divestitures, investments, capital raising, financial and business affairs for a quarterly fee.  The Management Advisory and Consulting Services Agreement will be terminated in connection with the Distribution.

Voting Agreement relating to Holding LP

The general partner of Holding LP is currently controlled by CVC 3. Prior to the Separation, CVC 3 will transfer its control of the general partner of Holding LP to us. CVC 3 will maintain substantially the same rights as a limited partner in Holding LP after the Separation as it had prior to the Separation. In addition, we and Next Alt intend to enter into an agreement pursuant to which Next Alt will be granted a proxy to vote the shares of Altice USA common stock held by Holding LP. The terms of such agreement were approved by our Audit Committee pursuant to the Company’s Related-Party Transaction Approval Policy. See “Certain Relationships and Related-Party Transactions—Our Policy Regarding Related-Party Transactions.”

Stockholders’ Agreement

In connection with our IPO, we entered into a stockholders’ agreement with Altice N.V. and A4 S.A. Pursuant to this agreement, Altice N.V. has the right to nominate a majority of the members of our Board, and has agreed to vote its shares in favor of electing the individual designated by A4 S.A. If a director designated by Altice N.V. or by A4 S.A. resigns or is removed from the Board, as the case may be, only another director designated by Altice N.V. or by A4 S.A., as the case may be, may fill the vacancy. The stockholders’ agreement requires us to obtain the consent of Altice N.V. before we may take certain actions specified therein. This stockholders’ agreement will be terminated upon completion of the Distribution.

In connection with the Distribution, we will enter into the post-Distribution stockholders’ agreement with Next Alt and A4 S.A. The post-Distribution stockholders’ agreement will be substantially similar to the existing stockholders’ agreement among Altice N.V., A4 S.A. and us. Pursuant to this agreement, so long as the PDR Group beneficially owns in the aggregate, at least 50% of the voting power of our outstanding capital stock, Next Alt will have the right to designate six directors to the Board, and the Company will cause the Board to consist of a majority of directors nominated by Next Alt. In the event that the PDR Group beneficially owns, in the aggregate, less than 50% of the voting power of our outstanding capital stock, Next Alt will have the right to designate a number of directors to the Board equal to the total number of directors comprising the entire Board multiplied by the percentage of the voting power of our outstanding common stock beneficially owned, in the aggregate, by the PDR Group, rounding up in the case of any resulting fractional number, and in the event that the PDR Group beneficially owns, in the aggregate, less than 50% of the voting power of our outstanding capital stock, Next Alt will not have the right to designate a number of directors to the Board equal to or exceeding 50% of directors comprising the entire Board. One of Next Alt’s designated nominations will be an individual designated by A4 S.A., and Next Alt will agree to vote its shares in favor of electing the individual designated by A4 S.A. If a director designated by Next Alt or by A4 S.A. resigns or is removed from the Board, as the case may be, only another director designated by Next Alt or by A4 S.A., as the case may be, may fill the vacancy. After the PDR Group ceases to beneficially own at least 20% of the voting power of our outstanding common stock, Next Alt will cease to have the right to designate any director nominees for election to the Board. In the event Mr. Drahi is not a member of our Board, one representative of the PDR Group will have board observer rights so long as the PDR Group beneficially owns at least 20% of the voting power of our outstanding common stock. In addition, the post-Distribution stockholders’ agreement will be revised to replace Altice N.V. with Next Alt, which will be our largest stockholder following the Distribution, and to terminate the board observer rights of the Group Advisory Council of Altice N.V.  The post-Distribution stockholders’ agreement will require us to obtain the consent of Next Alt before we may take certain actions specified therein.

Stockholders and Registration Rights Agreement

In connection with our IPO, we entered into a stockholders and registration rights agreement with Altice N.V., BCP and CPPIB. This agreement provides Altice N.V. with an unlimited number of “demand” registrations for the registration of the sale of Altice USA common stock in a minimum aggregate amount (the “Minimum Amount”), which is the lowest of (i) $100,000,000, (ii) one percent (1%) of the value of Shares (as defined in the stockholders and registration rights agreement) that are publicly traded as of the close of business on the most recent business day or (iii) such lesser amount as agreed by the Sponsors and Altice N.V. Additionally, the agreement provides BCP and CPPIB each with one “demand” registration every twelve months, subject to an exception, and customary “piggyback” registration rights to Altice N.V., BCP and CPPIB. The stockholders and registration rights agreement also provides that we will pay certain expenses relating to such registrations and indemnify Altice N.V., BCP and CPPIB against certain liabilities which may arise under the Securities Act. Each Sponsor also has the right to, among other things, designate one non-voting observer to our Board for so long as such Sponsor and certain of its affiliates own at least 4% of the issued and outstanding shares of Class A and Class B common stock and there is no director who is a designee of such Sponsor on our Board. Subject to certain exceptions, each non-voting observer will be permitted to attend all meetings of our Board and the committees thereof. In connection with the Distribution, we will amend and restate our stockholders and registration rights agreement to include Next Alt as a party with demand registration rights consistent with Altice N.V. We do not expect there will be any other material changes made to this agreement in connection with the Distribution.

Right of First Refusal and Voting Agreement

Any proposed sale of shares of common stock held by certain members of our management is subject to a right of first refusal in favor of Altice N.V. This right of first refusal will be terminated upon the Distribution and will be replaced by a right of first refusal granted to Next Alt by certain parties to the voting agreements. Certain current and former officers and directors of Altice N.V., Altice USA and other Altice Group companies (such officers and directors, collectively, the “Concert Group”) will enter into voting agreements with Next Alt with respect to all shares of Altice USA common stock they own. Pursuant to the voting agreements, the Concert Group members will undertake to vote in favor of any and all items proposed by Next Alt at any annual or special meeting of Altice USA. Each Concert Group member will also give a proxy to Next Alt to represent it and to vote on its behalf at any meeting of Altice USA stockholders.

Compensation for Services

In light of Mr. Drahi’s significant and ongoing direct contributions to the development and implementation of the Altice USA, Inc. strategic vision, on December 30, 2017, nonqualified options to purchase 600,604 shares of our Class A common stock were granted under the 2017 LTIP to a personal holding company that is wholly owned and controlled by Mr. Drahi.  The options have a grant date fair value of $5,291,321.  The options have a strike price of $19.48 per share, cliff vest on December 21, 2020 and are generally subject to the provisions of the Company’s form for nonqualified stock options, which was filed with the Commission on January 3, 2018 as Exhibit 99.1 to a Current Report on Form 8-K.  In 2017, Mr. Drahi received transportation services valued at $1,827 which reflected the incremental cost to the Company.

The stock options were granted to Mr. Drahi, who previously received Units under the Carry Unit Plan and whose initial 50% vesting of such Units occurred on December 21, 2017.  These were the first grants made to Mr. Drahi under the 2017 LTIP.  Except for the stock options and transportation, Mr. Drahi does not receive any other annual compensation for his service to the Company.

Notes Payable to Affiliates and Related Parties

In June 2016, in connection with Cablevision Acquisition, affiliates of the Sponsors and Altice N.V. purchased $875 million aggregate principal amount of Altice USA’s 10.75% notes due 2023 and $875 million aggregate principal amount of Altice USA’s 11.00% notes due 2024.  Prior to the consummation of our IPO, the notes held by the affiliates of the Sponsors (together with accrued and unpaid interest and applicable premium) were converted into shares of the Company’s Class A common stock and the notes held by an affiliate of Altice N.V. (together with accrued and unpaid interest and applicable premium) were converted into shares of the Company’s Class B common stock.

RELATED PARTY TRANSACTION APPROVAL POLICY

All agreements and transactions between us, on the one hand, and (i) prior to the Distribution, affiliates of Altice N.V. and (ii) after the Distribution, affiliates of Next Alt (which includes Altice N.V.) on the other hand, are subject to our Related-Party Transaction Approval Policy. Under this policy, the Audit Committee of the board consisting entirely of directors who have been determined by the board to be independent directors for purposes of the NYSE corporate governance standards reviews and approves or takes such other action as it may deem appropriate with respect to transactions involving the Company and its subsidiaries, on the one hand, and in which any director, officer, greater than 5% stockholder of the Company or any other “related person” as defined in Item 404 of Regulation S-K under the Securities Act (“Item 404”) has or will have a direct or indirect material interest. This approval requirement covers any transaction that meets the related-party disclosure requirements of the SEC as set forth in Item 404. Under the Related-Party Transaction Approval Policy, the Audit Committee similarly oversees approval of transactions and arrangements between the Company and its subsidiaries, on the one hand, and Altice N.V. and its other subsidiaries or Next Alt or its affiliates, as applicable, on the other hand, to the extent involving amounts in excess of the dollar threshold set forth in Item 404 (the “Item 404 Threshold”).

The Related-Party Transaction Approval Policy provides that to simplify the administration of the approval process under the Related-Party Transaction Approval Policy, the Audit Committee may, where it deems it to be appropriate, establish guidelines for certain types of these transactions. The approval requirement does not apply to the implementation and administration of intercompany arrangements under the Related-Party Transaction Approval

Policy, but covers any amendments, modifications, terminations or extensions involving amounts in excess of the Item 404 Threshold, as well as the handling and resolution of any disputes involving amounts in excess of the Item 404 Threshold. The Company’s executive officers and directors who are also senior executives or directors of Altice N.V. or Next Alt, as the case may be, may participate in the negotiation, execution, amendment, modification, or termination of intercompany arrangements subject to the Related-Party Transaction Approval Policy, as well as in any resolution of disputes under intercompany arrangements, on behalf of either or both of the Company and Altice N.V. or Next Alt, as the case may be, under the direction of the Audit Committee when acting on behalf of the Company.

The Related-Party Transaction Approval Policy cannot be amended or terminated without the prior approval of a majority of the Audit Committee.

Item 14. Principal Accountant Fees and Services

KPMG LLP Information

The following table presents fees for services rendered by KPMG in 2017 and 2016.

	2017	2016
	(in thousands)
Audit Fees(1)	$4,384	$5,263
Audit Related Fees(2)	2,694	417
Tax Fees(3)	944	149
All Other Fees(4)	—	17
Total Fees	$8,022	$5,846

(1)         Audit fees for 2017 and 2016 consisted of services principally for the annual audit of the Company’s consolidated financial statements and quarterly reviews of the Company’s interim consolidated financial statements, which also included such services as it relates to the Company’s subsidiaries, Cablevision Systems Corporation, CSC Holdings, LLC, and Cequel Communications Holdings I, LLC.

(2)         Audit related fees for 2017 consisted principally of fees billed for services relating to registration statements in connection with the Company’s IPO, services relating to the issuance of debt instruments, and audits of employee benefit plans.  Audit related fees for 2016 consisted principally of services relating to the issuance of debt instruments, and audits of employee benefit plans.

(3)         Tax fees for 2017 consisted of fees for the preparation of tax returns and tax consultation services. Tax fees for 2016 consisted of tax consultation services.

(4)         All other fees consisted of fees billed for services other than the services reported in other categories, and consists of fees for permissible advisory services not related to the annual audit.

The Audit Committee’s policy requires that the Audit Committee pre-approve audit and non-audit services performed by the independent registered public accounting firm.  The Audit Committee may delegate its pre-approval authority to the Chairman or any other member of the Audit Committee.  All of the services for which fees were disclosed in the table above were pre-approved under the Audit Committee’s pre-approval policy.

ANNUAL REPORT ON FORM 10-K

We will furnish (upon payment of a reasonable charge for any exhibit requested) a copy of our annual report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission, to any stockholder who requests one in writing. Any such request should be directed to Altice USA, Inc., Investor Relations, 1 Court Square West, Long Island City, New York 11101.

EXHIBITS INDEX

The exhibits listed in the exhibit index of the Original Form 10-K and the exhibits listed in the exhibit index of this Form 10-K/A are filed with, or incorporated by reference in, this Form 10-K/A.

The following additional exhibits are filed with this Form 10-K/A:

Exhibit No.	Description
31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 to be signed on their behalf by the undersigned, thereunto duly authorized.

Altice USA, Inc.

	By:	/s/ Charles Stewart
		Name:	Charles Stewart
		Title:	Co-President and Chief Financial Officer
(Principal Financial Officer)
April 30, 2018