Form 10-Q
period 2018-03-31
Altice USA, Inc.
filed 2018-05-14
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

001-38126		38-3980194
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒

Number of shares of common stock outstanding as of May 4, 2018:	737,068,966

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
We operate in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, technological, political and social conditions. Various factors could adversely affect our operations, business or financial results in the future and cause our actual results to differ materially from those contained in the forward‑looking statements. In addition, important factors that could cause our actual results to differ materially from those in our forward‑looking statements include:

•
competition for broadband, pay television and telephony customers from existing competitors (such as broadband communications companies, direct broadcast satellite ("DBS") providers and Internet‑based providers) and new competitors entering our footprint;

•	changes in consumer preferences, laws and regulations or technology that may cause us to change our operational strategies;

•	increased difficulty negotiating programming agreements on favorable terms, if at all, resulting in increased costs to us and/or the loss of popular programming;

•	increasing programming costs and delivery expenses related to our products and services;

•	our ability to achieve anticipated customer and revenue growth, to successfully introduce new products and services and to implement our growth strategy;

•	our ability to complete our capital investment plans on time and on budget, including our plan to build a fiber-to-the-home ("FTTH") network, and deploy Altice One, our new home communications hub;

•	our ability to develop and deploy mobile voice and data services pursuant to the agreement we entered into with Sprint in the fourth quarter of 2017;

•	the effects of economic conditions or other factors which may negatively affect our customers’ demand for our products and services;

•	the effects of industry conditions;

•	demand for advertising on our cable systems;

•	our substantial indebtedness and debt service obligations;

•	adverse changes in the credit market;

•	changes as a result of any tax reforms that may affect our business;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industries in which we operate;

•	the restrictions contained in our financing agreements;

•	our ability to generate sufficient cash flow to meet our debt service obligations;

•	fluctuations in interest rates which may cause our interest expense to vary from quarter to quarter;

•	technical failures, equipment defects, physical or electronic break‑ins to our services, computer viruses and similar problems;

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

•
other risks and uncertainties inherent in our cable and other broadband communications businesses and our other businesses, including those listed under the caption “Risk Factors” in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 6, 2018 (the "Annual Report")

These factors are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of our forward‑looking statements. Other unknown or unpredictable factors could cause our actual results to differ materially from those expressed in any of our forward‑looking statements.
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

Item 1. Financial Statements

ALTICE USA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
(Unaudited)

ASSETS	March 31, 2018	December 31, 2017
Current Assets:
Cash and cash equivalents	$1,427,651	$329,848
Restricted cash	253	252
Accounts receivable, trade (less allowance for doubtful accounts of $10,481 and $13,420)	330,761	370,765
Prepaid expenses and other current assets	142,366	130,425
Amounts due from affiliates	21,146	19,764
Derivative contracts	9,211	52,545
Total current assets	1,931,388	903,599
Property, plant and equipment, net of accumulated depreciation of $2,983,696 and $2,599,579	5,819,544	6,023,826
Investment securities pledged as collateral	1,467,781	1,720,357
Derivative contracts	63,343	—
Other assets	122,786	57,904
Amortizable customer relationships, net of accumulated amortization of $1,603,142 and $1,409,021	4,367,742	4,561,863
Amortizable trade names, net of accumulated amortization of $624,276 and $588,574	442,807	478,509
Other amortizable intangibles, net of accumulated amortization of $12,972 and $10,978	24,088	26,082
Indefinite-lived cable television franchises	13,020,081	13,020,081
Goodwill	8,019,849	8,019,861
Total assets	$35,279,409	$34,812,082

See accompanying notes to condensed consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except share and per share amounts)

(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2018	December 31, 2017
Current Liabilities:
Accounts payable	$725,625	$795,128
Accrued liabilities:
Interest	296,400	397,422
Employee related costs	104,824	147,727
Other accrued expenses	318,098	411,988
Amounts due to affiliates	11,078	10,998
Deferred revenue	122,395	111,197
Liabilities under derivative contracts	9,211	52,545
Credit facility debt	53,900	42,650
Senior notes and debentures	1,042,143	507,744
Capital lease obligations	7,699	9,539
Notes payable	69,084	33,424
Total current liabilities	2,760,457	2,520,362
Defined benefit plan obligations	97,908	103,163
Other liabilities	131,565	144,289
Deferred tax liability	4,729,578	4,769,286
Liabilities under derivative contracts	114,319	187,406
Collateralized indebtedness	1,351,271	1,349,474
Credit facility debt	5,636,102	4,600,873
Senior notes and debentures	14,767,823	15,352,688
Capital lease obligations	11,869	12,441
Notes payable	34,003	32,478
Deficit investment in affiliates	12,891	3,579
Total liabilities	29,647,786	29,076,039
Commitments and contingencies
Redeemable equity	234,637	231,290
Stockholders' Equity:
Preferred Stock, $.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 246,982,292 issued and outstanding	2,470	2,470
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued and outstanding	4,901	4,901
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	4,682,646	4,665,229
Retained earnings	713,848	840,636
	5,403,865	5,513,236
Accumulated other comprehensive loss	(8,420)	(10,022)
Total stockholders' equity	5,395,445	5,503,214
Noncontrolling interest	1,541	1,539
Total stockholders' equity	5,396,986	5,504,753
	$35,279,409	$34,812,082
See accompanying notes to condensed consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue (including revenue from affiliates of $125 and $141, respectively) (See Note 14)	$2,329,714	$2,302,259
Operating expenses:
Programming and other direct costs (including charges from affiliates of $1,154 and $735, respectively) (See Note 14)	787,361	758,352
Other operating expenses (including charges from affiliates of $7,994 and $7,298, respectively) (See Note 14)	583,023	608,144
Restructuring and other expense	3,587	76,929
Depreciation and amortization (including impairments)	642,705	608,724
	2,016,676	2,052,149
Operating income	313,038	250,110
Other income (expense):
Interest expense (including interest expense to affiliates and related parties of$47,588 in 2017) (See Note 14)	(377,258)	(433,294)
Interest income	3,103	232
Gain (loss) on investments and sale of affiliate interests, net	(248,602)	131,658
Gain (loss) on derivative contracts, net	168,352	(71,044)
Gain (loss) on interest rate swap contracts	(31,922)	2,342
Loss on extinguishment of debt and write-off of deferred financing costs	(4,705)	—
Other expense, net	(11,658)	(2,100)
	(502,690)	(372,206)
Loss before income taxes	(189,652)	(122,096)
Income tax benefit	60,703	45,908
Net loss	(128,949)	(76,188)
Net income attributable to noncontrolling interests	(2)	(237)
Net loss attributable to Altice USA, Inc. stockholders	$(128,951)	$(76,425)
Basic and diluted net loss per share	$(0.17)	$(0.12)
Basic and diluted weighted average common shares (in thousands)	737,069	649,525

See accompanying notes to condensed consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017

Net loss	$(128,949)	$(76,188)
Other comprehensive income (loss):
Defined benefit pension plans:
Unrecognized actuarial gain	4,551	—
Applicable income taxes	(1,228)	—
Unrecognized gain arising during period, net of income taxes	3,323	—
Settlement losses included in other expense, net	606	—
Applicable income taxes	(164)	—
Settlement losses included in other expense, net, net of income taxes	442	—
Other comprehensive gain	3,765	—
Comprehensive loss	(125,184)	(76,188)
Comprehensive income attributable to noncontrolling interests	(2)	(237)
Comprehensive loss attributable to Altice USA, Inc. stockholders	$(125,186)	$(76,425)

See accompanying notes to condensed consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2018, as reported	$2,470	$4,901	$4,642,128	$854,824	$(10,022)	$5,494,301	$1,539	$5,495,840
Impact of change in accounting policies (See Note 3)	—	—	—	12,666	—	12,666	—	12,666
Impact of ATS Acquisition (See Note 3)	—	—	23,101	(26,854)	—	(3,753)	—	(3,753)
Balance at January 1, 2018, as adjusted	2,470	4,901	4,665,229	840,636	(10,022)	5,503,214	1,539	5,504,753
Net loss attributable to stockholders	—	—	—	(128,951)	—	(128,951)	—	(128,951)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	2	2
Pension liability adjustments, net of income taxes	—	—	—	—	3,765	3,765	—	3,765
Share-based compensation expense	—	—	21,623	—	—	21,623	—	21,623
Change in fair value of redeemable equity	—	—	(3,347)	—	—	(3,347)	—	(3,347)
Other changes to equity	—	—	(859)	—	—	(859)	—	(859)
Adoption of ASU No. 2018-02	—	—	—	2,163	(2,163)	—	—	—
Balance at March 31, 2018	$2,470	$4,901	$4,682,646	$713,848	$(8,420)	$5,395,445	$1,541	$5,396,986

See accompanying notes to condensed consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(128,949)	$(76,188)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including impairments)	642,705	608,724
Equity in net loss of affiliates	10,442	2,757
Loss (gain) on investments and sale of affiliate interests, net	248,602	(131,658)
Loss (gain) on derivative contracts, net	(168,352)	71,044
Loss on extinguishment of debt and write-off of deferred financing costs	4,705	—
Amortization of deferred financing costs and discounts (premiums) on indebtedness	16,950	1,812
Settlement loss related to pension plan	606	—
Share-based compensation expense	21,623	7,848
Deferred income taxes	(65,833)	(52,184)
Provision for doubtful accounts	13,500	15,694
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	25,207	34,707
Other receivables	(28,759)	—
Prepaid expenses and other assets	9,609	(10,113)
Amounts due from and due to affiliates	(1,465)	(131,564)
Accounts payable	11,297	147,999
Accrued liabilities	(224,787)	(253,707)
Deferred revenue	11,929	11,257
Liabilities related to interest rate swap contracts	31,922	(2,342)
Net cash provided by operating activities	430,952	244,086
Cash flows from investing activities:
Payment for acquisition, net of cash acquired	(28,940)	(43,608)
Sale of affiliate interests	(3,537)	—
Capital expenditures	(257,615)	(257,427)
Proceeds related to sale of equipment, including costs of disposal	965	596
Increase in other investments	(2,500)	(550)
Additions to other intangible assets	—	(183)
Net cash used in investing activities	(291,627)	(301,172)

See accompanying notes to condensed consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Proceeds from credit facility debt, net of discounts	$1,642,500	$225,000
Repayment of credit facility debt	(610,663)	(183,288)
Issuance of senior notes and debentures	1,000,000	—
Proceeds from collateralized indebtedness	—	156,136
Repayment of collateralized indebtedness and related derivative contracts	—	(150,084)
Redemption of senior notes, including premiums and fees	(1,057,019)	—
Proceeds from notes payable	6,812	—
Principal payments on capital lease obligations	(3,067)	(4,207)
Additions to deferred financing costs	(19,225)	(1,290)
Other	(859)	—
Net cash provided by financing activities	958,479	42,267
Net increase (decrease) in cash and cash equivalents	1,097,804	(14,819)
Cash, cash equivalents and restricted cash at beginning of year	330,100	503,093
Cash, cash equivalents and restricted cash at end of period	$1,427,904	$488,274

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 1.    DESCRIPTION OF BUSINESS AND RELATED MATTERS
The Company and Related Matters
Altice USA, Inc. ("Altice USA" or the "Company") was incorporated in Delaware on September 14, 2015. As of March 31, 2018, Altice USA is majority‑owned by Altice N.V., a public company with limited liability (naamloze vennootshcap) under Dutch law. Upon the completion of the Altice N.V. distribution discussed below, the Company will no longer be majority-owned by Altice N.V.
The Company provides broadband communications and video services in the United States. It delivers broadband, pay television, telephony services, proprietary content and advertising services to residential and business customers.
Altice N.V., through a subsidiary, acquired Cequel Corporation ("Cequel" or "Suddenlink") on December 21, 2015 and Cequel was contributed to Altice USA on June 9, 2016. Altice USA acquired Cablevision Systems Corporation ("Cablevision" or "Optimum") on June 21, 2016.
The Company classifies its operations into two reportable segments: Cablevision, which operates in the New York metropolitan area, and Cequel, which principally operates in markets in the south‑central United States.
The accompanying condensed combined consolidated financial statements ("condensed consolidated financial statements") include the accounts of the Company and all subsidiaries in which the Company has a controlling interest and gives effect to the ATS Acquisition discussed below on a combined basis. All significant inter-company accounts and transactions have been eliminated in consolidation.
The accompanying condensed consolidated operating results for the three months ended March 31, 2017 reflect the retrospective adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers and ASU No. 2017‑07 Compensation-Retirement Benefits (Topic 715). See Note 3 for further details of the impact on the Company's historical financial statements.
In June 2017, the Company completed its initial public offering ("IPO") of 71,724,139 shares of its Class A common stock. The Company’s Class A common stock began trading on June 22, 2017, on the New York Stock Exchange under the symbol "ATUS".
Acquisition of Altice Technical Services US Corp
ATS was formed in 2017 to provide network construction and maintenance services and commercial and residential installations, disconnections, and maintenance. The Company believes the services it receives from ATS are of higher quality and at a lower cost than the Company could achieve without ATS, including for the construction of its new fiber-to-the home ("FTTH") network.
During the second quarter of 2017, a substantial portion of the Company's technical workforce at the Cablevision segment either accepted employment with ATS or became employees of ATS and ATS commenced operations and began to perform services for the Company. A substantial portion of the Cequel segment technical workforce became employees of ATS in December 2017.
In January 2018, the Company acquired 70% of the equity interests in Altice Technical Services US Corp. ("ATS") for $1.00 (the "ATS Acquisition") and the Company became the owner of 100% of the equity interests in ATS in March 2018. ATS was previously owned by Altice N.V. and a member of ATS's management through a holding company. As the acquisition is a combination of businesses under common control, the Company combined the results of operations and related assets and liabilities of ATS for all periods since its formation. See Note 3 for the impact of the ATS Acquisition on the Company's condensed consolidated balance sheet as of December 31, 2017.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

•	Receipt of certain U.S. regulatory approvals, which could take up to 180 days;

•	The Registration Statement filed on January 8, 2018 being declared effective by the U.S. Securities and Exchange Commission (the ‘‘Commission’’);

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
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these financial statements do not include all the information and notes required for complete annual financial statements.
The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
The financial statements presented in this report are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.
The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2018.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.
Recently Adopted Accounting Pronouncements
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The primary provision of ASU No. 2018-02 allows for the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU No. 2018-02 also requires certain disclosures

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

about stranded tax effects. ASU No. 2018‑02 is effective for the Company on January 1, 2019, with early adoption permitted and will be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company elected to adopt ASU No. 2018-02 during the first quarter of 2018. The adoption resulted in the reclassification of stranded tax amounts of $2,163 associated with net unrecognized losses from the Company's pension plans from accumulated other comprehensive loss to retained earnings.
In May 2017, the FASB issued ASU No. 2017‑09, Compensation- Stock Compensation (Topic 718). ASU No. 2017‑09 provides clarity and guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017‑09 was adopted by the Company on January 1, 2018 and had no impact to the Company's condensed consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017‑07 Compensation-Retirement Benefits (Topic 715). ASU No. 2017‑07 requires that an employer disaggregate the service cost component from the other components of net benefit cost. It also provides guidance on how to present the service cost component and the other components of net benefit cost in the income statement and what component of net benefit cost is eligible for capitalization. ASU No. 2017‑07 was adopted by the Company on January 1, 2018 and was applied retrospectively. As a result of the adoption, the Company reclassified the non-service cost components of the Company's pension expense for the three months ended March 31, 2017 from other operating expenses to other income (expense), net. The Company elected to apply the practical expedient which allowed it to reclassify amounts disclosed previously in the benefits plan note as the basis for applying retrospective presentation for comparative periods, as the Company determined it was impracticable to disaggregate the cost components for amounts capitalized and amortized in those periods. See Note 3 for information on the impact of the adoption of ASU No. 2017-07.
In January 2017, the FASB issued ASU No. 2017‑01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which amends Topic 805 to interpret the definition of a business by adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted the new guidance on January 1, 2018 and had no impact to the Company's condensed consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU No. 2016-01 modifies how entities measure certain equity investments and also modifies the recognition of changes in the fair value of financial liabilities measured under the fair value option. Entities will be required to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. For financial liabilities measured using the fair value option, entities will be required to record changes in fair value caused by a change in instrument-specific credit risk (own credit risk) separately in other comprehensive income. ASU No. 2016-01 was adopted by the Company on January 1, 2018 and had no impact to the Company's condensed consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 replaced most existing revenue recognition guidance in GAAP and allowed the use of either the retrospective or cumulative effect transition method.
In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, in order to clarify the Codification and to correct any unintended application of the guidance. The amendments in this update affected the guidance in ASC 606. ASC 606 was adopted by the Company on January 1, 2018 on a full retrospective basis, which required the Company to reflect the impact of the updated guidance for all periods presented. The adoption of ASC 606 did not have a material impact on the Company’s financial position or results of operations. See Note 3 for information on the impact of the adoption of ASC 606.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU No. 2016-15 also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The Company adopted the new guidance on January 1, 2018 and had no impact to the Company's condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Recently Issued But Not Yet Adopted Accounting Pronouncements
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
In February 2016, the FASB issued ASU No. 2016-02, Leases, which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance becomes effective for the Company on January 1, 2019. The Company has not yet completed the evaluation of the effect that ASU No. 2016-02 will have on its consolidated financial statements.
Reclassifications
Certain reclassifications have been made to the 2017 financial statements to conform to the 2018 presentation.
NOTE 3.    CHANGE IN ACCOUNTING POLICIES AND ATS ACQUISITION
Adoption of ASC 606 - Revenue from Contracts with Customers
On January 1, 2018, the Company adopted the guidance pursuant to ASC 606. The Company elected to apply the guidance on a full retrospective basis, which required the Company to reflect the impact of the updated guidance for all periods presented. The adoption of the guidance resulted in the deferral of certain installation revenue, the deferral of certain commission expenses, and a reduction of revenue due to the reclassification of certain third party giveaways and incentives from operating expense. Additionally, the Company made changes in the composition of revenue resulting from the allocation of value related to bundled services sold to residential customers at a discount.
Installation Services Revenue
Pursuant to ASC 606, the Company's installation services revenue is deferred and recognized over the benefit period. For residential customers, the benefit period is less than one year. For business and wholesale customers, the benefit period is the contract term. Prior to the adoption of ASC 606, the Company recognized installation services revenue for residential and small and medium-sized business ("SMB") customers when installations were completed. As a result of the deferral of installation services revenue for residential and SMB customers, the Company recognized contract liabilities of $6,978 and recorded a cumulative effect adjustment of $5,093 (net of tax of $1,885) to retained earnings. The accounting for installation services revenue related to business and wholesale customers has not changed.
Commission Expenses
Pursuant to ASC 606, the Company defers commission expenses related to obtaining a contract with a customer when the expected period of benefit is greater than one year and amortizes these costs over the average contract term. For commission expenses related to customer contracts with a term of one year or less, the Company is utilizing the practical expedient and is recognizing the costs when incurred.  Prior to the adoption of ASC 606, the Company recognized commission expenses related to the sale of its services when incurred. As a result of the change in the timing of recognition of these commission expenses, the Company recognized contract assets of $24,329 and recorded a cumulative effect adjustment of $17,759 (net of tax of $6,570) to retained earnings.
Third Party Product Giveaways and Incentives
When the Company acts as the agent in providing certain product giveaways or incentives, revenue is recorded net of the costs of the giveaways and incentives. For the three months ended March 31, 2017, costs of $3,417 for the giveaways and incentives recorded in other operating expense have been reclassified to revenue.
Bundled Services
The Company provides bundled services at a discounted rate to its customers. Under ASC 606, revenue should be allocated to separate performance obligations within a bundled offering based on the relative stand-alone selling price of each service within the bundle. In connection with the adoption of ASC 606, the Company revised the amounts

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

allocated to each performance obligation within its bundled offerings which reduced previously reported revenue for telephony services and increased previously reported revenue allocated to pay television and broadband services.
Adoption of ASU No. 2017-07 - Compensation-Retirement Benefits (Topic 715)
On January 1, 2018, the Company adopted the guidance pursuant to ASU No. 2017‑07. ASU No. 2017‑07 requires that an employer disaggregate the service cost component from the other components of net benefit cost. In connection with the adoption of ASU No. 2017‑07, the Company retroactively reclassified certain pension costs from other operating expenses to other income (expense), net. The adoption of ASU No. 2017-07 had no impact on the Company's condensed consolidated balance sheet.
Acquisition of ATS
As discussed in Note 1, the Company completed the ATS Acquisition in the first quarter of 2018. ATS was previously owned by Altice N.V. and a member of ATS's management through a holding company. As the acquisition is a combination of businesses under common control, the Company combined the results of operations and related assets and liabilities of ATS for all periods since the formation of ATS, including goodwill of $23,101, representing the amount previously transferred to ATS.
The following table summarizes the impact of adopting ASC 606 and the impact of the ATS Acquisition on the Company's condensed consolidated balance sheet:

	December 31, 2017
	As Reported	Impact of ASC 606	Impact of ATS Acquisition	As Adjusted
Cash and cash equivalents	$273,329	$—	$56,519	$329,848
Other current assets	580,231	14,068	(20,548)	573,751
Property, plant and equipment, net	6,063,829	—	(40,003)	6,023,826
Goodwill	7,996,760	—	23,101	8,019,861
Other assets, long-term	19,861,076	10,261	(6,541)	19,864,796
Total assets	$34,775,225	$24,329	$12,528	$34,812,082
Current liabilities	$2,492,983	$6,978	$20,401	$2,520,362
Deferred tax liability, long-term	4,775,115	4,685	(10,514)	4,769,286
Liabilities, long-term	21,779,997	—	6,394	21,786,391
Total liabilities	29,048,095	11,663	16,281	29,076,039
Redeemable equity	231,290	—	—	231,290
Paid-in capital	4,642,128	—	23,101	4,665,229
Retained earnings	854,824	12,666	(26,854)	840,636
Total stockholders' equity	5,495,840	12,666	(3,753)	5,504,753
Total liabilities and stockholders' equity	$34,775,225	$24,329	$12,528	$34,812,082

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The ATS Acquisition did not have an impact on the Company's condensed consolidated statement of operations for the three months ended March 31, 2017. The following table summarizes the impact of adopting ASC 606 and ASU No. 2017-07 on the Company's condensed consolidated statement of operations:

	Three Months Ended March 31, 2017
	As Reported	Impact of ASC 606	Impact of ASU No. 2017-07	As Adjusted
Residential:
Pay TV	$1,071,361	$12,517	$—	$1,083,878
Broadband	611,769	14,149	—	625,918
Telephony	210,873	(29,912)	—	180,961
Business services and wholesale	319,591	(171)	—	319,420
Advertising	83,361	—	—	83,361
Other	8,721	—	—	8,721
Total revenue	2,305,676	(3,417)	—	2,302,259

Programming and other direct costs	758,352	—	—	758,352
Other operating expenses	613,437	(3,417)	(1,876)	608,144
Restructuring and other expense	76,929	—	—	76,929
Depreciation and amortization	608,724	—	—	608,724
Operating income	248,234	—	1,876	250,110
Other expense, net	(370,330)	—	(1,876)	(372,206)
Loss before income taxes	(122,096)	—	—	(122,096)
Income tax benefit	45,908	—	—	45,908
Net loss	$(76,188)	$—	$—	$(76,188)

NOTE 4.    NET LOSS PER SHARE ATTRIBUTABLE TO STOCKHOLDERS
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
The weighted average number of shares used to compute basic and diluted net loss per share for the three months ended March 31, 2017 reflect the retroactive impact of certain organizational transactions that occurred prior to the Company's IPO.
NOTE 5.    REVENUE AND CONTRACT ASSETS
Revenue Recognition
Residential Services
The Company derives revenue through monthly charges to residential customers of its pay television, broadband, and telephony services, including installation services. In addition, the Company derives revenue from digital video recorder ("DVR"), video-on-demand ("VOD"), pay‑per‑view, and home shopping commissions which are reflected in "Residential pay TV" revenues. The Company recognizes pay television, broadband, and telephony revenues as the services are provided to a customer on a monthly basis. Revenue from the sale of bundled services at a discounted rate is allocated to each product based on the standalone selling price of each performance obligation within the bundled offer. The standalone selling price requires judgment and is typically determined based on the current prices at which the separate services are sold by the Company. Installation revenue for the Company's residential services is deferred and recognized over the benefit period, which is estimated to be less than one year. The estimated benefit period takes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

into account both quantitative and qualitative factors including the significance of average installation fees to total recurring revenue per customer.
The Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  In instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three months ended March 31, 2018 and 2017 the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $63,830 and $64,986, respectively.
Business and Wholesale Services
The Company derives revenue from the sale of products and services to both large enterprise and SMB customers, including broadband, telephony, networking, and pay television services reflected in "Business services and wholesale" revenues. The Company's business services also include Ethernet, data transport, and IP-based virtual private networks. The Company also provides managed services to businesses, including hosted telephony services (cloud based SIP-based private branch exchange), managed Wi-Fi, managed desktop and server backup and managed collaboration services including audio and web conferencing. The Company also offers fiber-to-the-tower services to wireless carriers for cell tower backhaul and enable wireline communications service providers to connect to customers that their own networks do not reach. The Company recognizes revenues for these services as the services are provided to a customer on a monthly basis.
Substantially all of our SMB customers are billed monthly and large enterprise customers are billed in accordance with the terms of their contracts which is typically also on a monthly basis. Contracts with large enterprise customers typically range from three to five years. Installation revenue related to our large enterprise customers is deferred and recognized over the average contract term. Installation revenue related to SMB customers is deferred and recognized over the benefit period, which is less than a year. The estimated benefit period for SMB customers takes into account both quantitative and qualitative factors including the significance of average installation fees to total recurring revenue per customer.
Advertising
As part of the agreements under which the Company acquires pay television programming, the Company typically receives an allocation of scheduled advertising time during such programming into which the Company's cable systems can insert commercials. In several of the markets in which the Company operates, it has entered into agreements commonly referred to as interconnects with other cable operators to jointly sell local advertising. In some of these markets, the Company represents the advertising sales efforts of other cable operators; in other markets, other cable operators represent the Company. Advertising revenues are recognized when commercials are aired. Arrangements in which the Company controls the sale of advertising and acts as the principal to the transaction, the Company recognizes revenue earned from the advertising customer on a gross basis and the amount remitted to the distributor as an operating expense. Arrangements in which the Company does not control the sale of advertising and acts as an agent to the transaction, the Company recognizes revenue net of any fee remitted to the distributor.
The Company's advanced advertising businesses provide data-driven, audience-based advertising solutions using advanced analytics tools that provide granular measurement of consumer groups, accurate hyper-local ratings and other insights into target audience behavior not available through traditional sample-based measurement services. Revenue earned from the Company's advanced advertising businesses are recognized when services are provided.
Other
Revenues derived from other sources are recognized when services are provided or events occur.
Contract Assets
Incremental costs incurred in obtaining a contract with a customer are deferred and recorded as a contract asset if the period of benefit is expected to be greater than one year. Sales commissions for enterprise and certain SMB customers are deferred and amortized over the average contract term. For sales commission expenses related to residential and SMB customers with a term of one year or less, the Company is utilizing the practical expedient and is recognizing the costs when incurred.  Cost of fulfilling a contract with a customer are deferred and recorded as a contract asset if they

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

generate or enhance resources of the Company that will be used in satisfying future performance obligations and are expected to be recovered. Installation costs related to residential and SMB customers that are not capitalized as part of the initial deployment of new customer premise equipment are expensed as incurred pursuant to industry-specific guidance.
The following table provides information about contracts assets and contract liabilities related to contracts with customers:

	March 31, 2018	December 31, 2017, as adjusted
Contract assets (a)	$23,682	$24,329
Deferred revenue (b)	129,560	117,679

(a)	Contract assets include primarily sales commissions for enterprise customers that are deferred and amortized over the average contract term.

(b)
Deferred revenue represents payments received from customers for services that have yet to be provided and installation revenue which is deferred and recognized over the benefit period. The majority of the Company's deferred revenue represents payments for services for up to one month in advance from residential and SMB customers which is realized within the following month as services are performed.

A significant portion of our revenue is derived from residential and SMB customer contracts which are month-to month. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of the future revenue to be recognized from our existing customer base. Contracts with enterprise customers generally range from three to five years, and services may only be terminated in accordance with the contractual terms.
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
The Company's non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2018	2017
Non-Cash Investing and Financing Activities:
Continuing Operations:
Property and equipment accrued but unpaid	$91,036	$61,170
Notes payable to vendor	30,237	—
Capital lease obligations	656	—
Supplemental Data:
Cash interest paid	464,763	524,864
Income taxes paid (refunded), net	(1,027)	1,553

NOTE 7.    RESTRUCTURING COSTS AND OTHER EXPENSE
Restructuring
Beginning in the first quarter of 2016, the Company commenced its restructuring initiatives (the "2016 Restructuring Plan") that are intended to simplify the Company's organizational structure.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following table summarizes the activity for the 2016 Restructuring Plan during 2018:
	Severance and Other Employee Related Costs	Facility Realignment and Other Costs	Total
Accrual balance at December 31, 2017	$113,474	$9,626	$123,100
Restructuring charges	1,818	(497)	1,321
Payments and other	(38,469)	(4,475)	(42,944)
Accrual balance at March 31, 2018	$76,823	$4,654	$81,477
The Company recorded restructuring charges of $76,751 for the three months ended March 31, 2017 relating to the 2016 Restructuring Plan.
Cumulative costs to date relating to the 2016 Restructuring Plan amounted to $310,294 and $67,526 for our Cablevision segment and Cequel segments, respectively.
Transaction Costs
The Company incurred transaction costs of $2,266 for the three months ended March 31, 2018 relating to the Distribution discussed in Note 1 and $178 for the three months ended March 31, 2017 related to the acquisition of a business.
NOTE 8.    INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired amortizable intangible assets:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

Customer relationships	$5,970,884	$(1,603,142)	$4,367,742	$5,970,884	$(1,409,021)	$4,561,863	8 to 18 years
Trade names	1,067,083	(624,276)	442,807	1,067,083	(588,574)	478,509	2 to 5 years
Other amortizable intangibles	37,060	(12,972)	24,088	37,060	(10,978)	26,082	1 to 15 years
	$7,075,027	$(2,240,390)	$4,834,637	$7,075,027	$(2,008,573)	$5,066,454
Amortization expense for the three months ended March 31, 2018 and 2017 aggregated $231,817, and $238,019, respectively.
The following table summarizes information relating to the Company's acquired indefinite-lived intangible assets:

	March 31, 2018			December 31, 2017
	Cablevision	Cequel	Total	Cablevision	Cequel	Total
Cable television franchises	$8,113,575	$4,906,506	$13,020,081	$8,113,575	$4,906,506	$13,020,081
Goodwill	5,866,108	2,153,741	8,019,849	5,866,120	2,153,741	8,019,861
Total	$13,979,683	$7,060,247	$21,039,930	$13,979,695	$7,060,247	$21,039,942
The carrying amount of goodwill is presented below:

Gross goodwill as of December 31, 2017, as reported	$7,996,760
ATS goodwill included in Cablevision segment (See Note 3 for further details)	23,101
Gross goodwill as of December 31, 2017, as adjusted	8,019,861
Adjustment to purchase accounting relating to business acquired in fourth quarter of 2017	(12)
Net goodwill as of March 31, 2018	$8,019,849

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 9.    DEBT
The following table provides details of the Company's outstanding credit facility debt:

			March 31, 2018		December 31, 2017
	Maturity Date	Interest Rate	Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Restricted Group:
Revolving Credit Facility (b)	$20,000 on October 9, 2020, remaining balance on November 30, 2021	—%	$—	$—	$450,000	$425,488
Term Loan Facility	July 17, 2025	4.04%	2,977,500	2,960,859	2,985,000	2,967,818
Incremental Term Loan Facility	January 25, 2026	4.28%	1,500,000	1,481,825	—	—
Cequel:
Revolving Credit Facility (c)	$65,000 on November 30, 2021, and remaining balance on April 5, 2023	—	—	—	—	—
Term Loan Facility	July 28, 2025	4.13%	1,255,513	1,247,318	1,258,675	1,250,217
			$5,733,013	5,690,002	$4,693,675	4,643,523
Less: Current portion				53,900		42,650
Long-term debt				$5,636,102		$4,600,873

(a)	The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums.

(b)
At March 31, 2018, $115,973 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $2,184,027 of the facility was undrawn and available, subject to covenant limitations.

(c)
At March 31, 2018, $13,500 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $336,500 of the facility was undrawn and available, subject to covenant limitations.

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
The Company made a voluntary repayment of $600,000 under the CSC Holdings revolving credit facility in January 2018.
On March 22, 2018, Altice US Finance I Corporation, an indirect wholly-owned subsidiary of the Company, entered into a Fourth Amendment to Cequel Credit Agreement (Extension Amendment), by and among the borrower, the Revolving Consent Lenders (as defined in the Fourth Amendment) and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (the “Fourth Amendment”).  The Fourth Amendment amends and supplements the Borrower’s credit agreement, dated as of June 12, 2015, as amended by the first amendment (refinancing amendment), dated as of October 25, 2016, the second amendment (extension amendment), dated as of December 9, 2016, and the third amendment (incremental loan assumption agreement and refinancing amendment), dated as of March 15, 2017, (as so amended and as may be further amended, restated, modified or supplemented from time to time and as further amended by the Fourth Amendment among, inter alios, the borrower, the lenders party thereto and the administrative agent.
The Fourth Amendment extends the maturity date of the revolving loans and/or commitments of the Revolving Consent Lenders to April 5, 2023. The Fourth Amendment and the extended maturity date will not apply to the revolving loans and/or commitments of revolving lenders under the Cequel Credit Agreement that are not Revolving Consent Lenders.
As of March 31, 2018, the Company was in compliance with all of its financial covenants under the CSC Holdings Credit Facilities Agreement and the Cequel Credit Facilities Agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Senior Guaranteed Notes, Senior Secured Notes and Senior Notes and Debentures
The following table summarizes the Company's senior guaranteed notes, senior secured notes and senior notes and debentures:

						March 31, 2018		December 31, 2017
Date Issued	Maturity Date	Interest Rate				Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
February 6, 1998	February 15, 2018	7.875%	(b)	(f)	(o)	$—	$—	$300,000	$301,184
July 21, 1998	July 15, 2018	7.625%	(b)	(f)		500,000	504,213	500,000	507,744
February 12, 2009	February 15, 2019	8.625%	(c)	(f)		526,000	537,930	526,000	541,165
November 15, 2011	November 15, 2021	6.750%	(c)	(f)		1,000,000	962,332	1,000,000	960,146
May 23, 2014	June 1, 2024	5.250%	(c)	(f)		750,000	663,291	750,000	660,601
October 9, 2015	January 15, 2023	10.125%	(e)			1,800,000	1,778,745	1,800,000	1,777,914
October 9, 2015	October 15, 2025	10.875%	(e)	(l)		1,684,221	1,661,516	1,684,221	1,661,135
CSC Holdings Senior Guaranteed Notes:
October 9, 2015	October 15, 2025	6.625%	(e)			1,000,000	987,037	1,000,000	986,717
September 23, 2016	April 15, 2027	5.500%	(g)			1,310,000	1,304,581	1,310,000	1,304,468
January 29, 2018	February 1, 2028	5.375%	(n)			1,000,000	991,665	—	—
Cablevision Senior Notes (k):
April 15, 2010	April 15, 2018	7.750%	(c)	(f)	(o)	—	—	750,000	754,035
April 15, 2010	April 15, 2020	8.000%	(c)	(f)		500,000	492,795	500,000	492,009
September 27, 2012	September 15, 2022	5.875%	(c)	(f)		649,024	575,348	649,024	572,071
Cequel and Cequel Capital Senior Notes (l):
Oct. 25, 2012 Dec. 28, 2012	September 15, 2020	6.375%	(d)	(m)		1,050,000	1,029,364	1,050,000	1,027,493
May 16, 2013 Sept. 9, 2014	December 15, 2021	5.125%	(d)			1,250,000	1,144,929	1,250,000	1,138,870
June 12, 2015	July 15, 2025	7.750%	(i)			620,000	604,755	620,000	604,374
Altice US Finance I Corporation Senior Secured Notes (l):
June 12, 2015	July 15, 2023	5.375%	(h)			1,100,000	1,083,159	1,100,000	1,082,482
April 26, 2016	May 15, 2026	5.500%	(j)			1,500,000	1,488,306	1,500,000	1,488,024
						$16,239,245	15,809,966	$16,289,245	15,860,432
Less: current portion							1,042,143		507,744
Long-term debt							$14,767,823		$15,352,688

(a)	The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums.

(b)	The debentures are not redeemable by CSC Holdings prior to maturity.

(c)	Notes are redeemable at any time at a specified "make-whole" price plus accrued and unpaid interest to the redemption date.

(d)	The Company may redeem some or more of all the notes at the redemption price set forth in the relevant indenture, plus accrued and unpaid interest.

(e)
The Company may redeem some or all of the 2023 Notes at any time on or after January 15, 2019, and some or all of the 2025 Notes and 2025 Guaranteed Notes at any time on or after October 15, 2020, at the redemption prices set forth in the relevant indenture, plus accrued and unpaid interest, if any.  The Company may also redeem up to 40% of each series of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

(l)
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

(m)	These notes were repaid in April 2018 with the proceeds from the issuance of new senior notes (see Note 17).

(n)
The 2028 Guaranteed Notes are redeemable at any time on or after February 1, 2023 at the redemption prices set forth in the indenture, plus accrued and unpaid interest, if any.  In addition, up to 40% of the original aggregate principal amount of the notes may be redeemed using the proceeds of certain equity offerings before February 1, 2021, at a redemption price equal to 105.375%, plus accrued and unpaid interest.

(o)	These notes were repaid in February 2018 with the proceeds from the 2028 Guaranteed Notes (defined below) and with the proceeds from the Incremental Term Loan.
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
The proceeds from the 2028 Guaranteed Notes, together with proceeds from the Incremental Term Loan (discussed above), borrowings under the CVC revolving credit facility and cash on hand, were used in February 2018 to repay $300,000 principal amount of CSC Holdings' senior notes due in February 2018 and $750,000 principal amount of Cablevision senior notes due in April 2018 and will be used to fund a dividend of $1,500,000 to the Company's stockholders immediately prior to and in connection with the Distribution discussed in Note 1.
The indentures under which the senior notes and debentures were issued contain various covenants.  The Company was in compliance with all of its financial covenants under these indentures as of March 31, 2018.
Notes Payable to Affiliates and Related Parties
On June 21, 2016, in connection with the Cablevision Acquisition, the Company issued notes payable to affiliates and related parties aggregating $1,750,000, of which $875,000 bore interest at 10.75% and matured on December 20, 2023 and $875,000 bore interest at 11% and matured on December 20, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

In connection with the Company's IPO in June 2017, the Company converted the notes payable to affiliates and related parties (together with accrued and unpaid interest of $529 and applicable premium of $513,723) into shares of the Company’s common stock at the IPO price. The premium was recorded as a loss on extinguishment of debt on the Company's statement of operations in the second quarter of 2017. In connection with the conversion of the notes, the Company recorded a credit to paid in capital of $2,264,252 in the second quarter of 2017.
For the three months ended March 31, 2017, the Company recognized $47,588 of interest expense related to these notes prior to their conversion.
Summary of Debt Maturities
The future maturities of debt payable by the Company under its various debt obligations outstanding as of March 31, 2018, including notes payable, collateralized indebtedness (see Note 10), and capital leases, are as follows:

Years Ending December 31,	Cablevision	Cequel	Total
2018	$581,298	$14,193	$595,491
2019	579,587	32,563	612,150
2020	547,517	1,062,715	1,610,232
2021	2,506,407	1,262,725	3,769,132
2022	695,806	12,730	708,536
Thereafter	11,812,663	4,416,240	16,228,903
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
The Company received cash proceeds upon execution of the prepaid forward contracts discussed above which has been reflected as collateralized indebtedness in the accompanying condensed consolidated balance sheets.  In addition, the Company separately accounts for the equity derivative component of the prepaid forward contracts.  These equity derivatives have not been designated as hedges for accounting purposes.  Therefore, the net fair values of the equity derivatives have been reflected in the accompanying condensed consolidated balance sheets as an asset or liability and the net increases or decreases in the fair value of the equity derivative component of the prepaid forward contracts are included in gain (loss) on derivative contracts in the accompanying condensed consolidated statements of operations.
All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  If any one of these contracts were terminated prior to its scheduled maturity date, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2018, the Company did not have an early termination shortfall relating to any of these contracts.
The Company monitors the financial institutions that are counterparties to its equity derivative contracts.  All of the counterparties to such transactions carry investment grade credit ratings as of March 31, 2018.
Interest Rate Swap Contracts
In June 2016, the Company entered into two fixed to floating interest rate swap contracts. One fixed to floating interest rate swap is converting $750,000 from a fixed rate of 1.6655% to six-month LIBO rate and a second tranche of $750,000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the condensed consolidated balance sheets:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at March 31, 2018	Fair Value at December 31, 2017	Fair Value at March 31, 2018	Fair Value at December 31, 2017

Prepaid forward contracts	Derivative contracts, current	$9,211	$52,545	$(9,211)	$(52,545)
Prepaid forward contracts	Derivative contracts, long-term	63,343	—	(4,495)	(109,504)
Interest rate swap contracts	Liabilities under derivative contracts, long-term	—	—	(109,824)	(77,902)
		$72,554	$52,545	$(123,530)	$(239,951)
Gain (loss) related to the Company's derivative contracts related to the Comcast common stock for the three months ended March 31, 2018 and 2017 of $168,352 and $(71,044), respectively, are reflected in gain (loss) on derivative contracts, net in the Company's condensed consolidated statement of operations.
For the three months ended March 31, 2018 and 2017, the Company recorded a gain (loss) on investments of $(252,576) and $131,658, respectively, primarily representing the net increase (decrease) in the fair values of the investment securities pledged as collateral.
For the three months ended March 31, 2018 and 2017, the Company recorded a gain (loss) on interest rate swap contracts of $(31,922) and $2,342, respectively.
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
The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Fair Value Hierarchy	March 31, 2018	December 31, 2017
Assets:
Money market funds	Level I	$1,121,432	$5,949
Investment securities pledged as collateral	Level I	1,467,781	1,720,357
Prepaid forward contracts	Level II	72,554	52,545
Liabilities:
Prepaid forward contracts	Level II	13,706	162,049
Interest rate swap contracts	Level II	109,824	77,902
Contingent consideration related to 2017 acquisitions	Level III	3,233	32,233
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
The fair value of the contingent consideration as of March 31, 2018 related to acquisitions in the first quarter and fourth quarters of 2017 of approximately $1,000 and $2,233, respectively. The estimated amount recorded as of March 31, 2018 is the remaining unpaid contractual amount for the first quarter 2017 acquisition and approximately 51% of the contractual amount for the fourth quarter 2017 acquisition. The fair value of the consideration was estimated based on a probability assessment of attaining the targets as of March 31, 2018.
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate:
Credit Facility Debt, Collateralized Indebtedness, Senior Notes and Debentures, Senior Secured Notes, Senior Guaranteed Notes, and Notes Payable
The fair values of each of the Company's debt instruments are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities. The fair value of notes payable is based primarily on the present value of the remaining payments discounted at the borrowing cost.
The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying condensed consolidated balance sheets, are summarized as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

		March 31, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value
CSC Holdings debt instruments:
Credit facility debt	Level II	$4,442,684	$4,477,500	$3,393,306	$3,435,000
Collateralized indebtedness	Level II	1,351,271	1,298,060	1,349,474	1,305,932
Senior guaranteed notes	Level II	3,283,283	3,231,825	2,291,185	2,420,000
Senior notes and debentures	Level II	6,108,028	6,797,434	6,409,889	7,221,846
Notes payable	Level II	78,938	76,340	56,956	55,289
Cablevision senior notes:
Senior notes and debentures	Level II	1,068,142	1,172,906	1,818,115	1,931,239
Cequel debt instruments:
Cequel credit facility	Level II	1,247,318	1,255,513	1,250,217	1,258,675
Senior secured notes	Level II	2,571,465	2,580,000	2,570,506	2,658,930
Senior notes	Level II	2,779,048	2,987,700	2,770,737	2,983,615
Notes payable	Level II	24,149	24,149	8,946	8,946
		$22,954,326	$23,901,427	$21,919,331	$23,279,472

(a)	Amounts are net of unamortized deferred financing costs and discounts.
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
The Company recorded income tax benefit of $60,703 for the three months ended March 31, 2018, reflecting an effective tax rate of 32%, which has declined compared to previous years primarily as a result of the enactment of the Tax Cuts & Jobs Act in December 2017 which lowered the corporate federal income tax rate from 35% to 21%.
The Company recorded income tax benefit of $45,908 for the three months ended March 31, 2017, reflecting an effective tax rate of 38%. Nondeductible share-based compensation expense resulted in tax expense of $3,140. Absent this item, the effective tax rate for the three months ended March 31, 2017 would have been 40%.
As of March 31, 2018, the Company's federal net operating losses (“NOLs”) were approximately $2,486,000. The utilization of certain pre-merger NOLs of Cablevision and Cequel are limited pursuant to Internal Revenue Code Section 382. The Company does not expect such limitations to impact the ability to utilize the NOLs prior to their expiration.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The following table summarizes activity relating to carry units:

	Number of Time Vesting Awards	Number of Performance Based Vesting Awards	Weighted Average Grant Date Fair Value
Balance, December 31, 2017	168,550,001	10,000,000	$0.71
Forfeited	(3,500,001)	—	0.86
Balance, March 31, 2018	165,050,000	10,000,000	0.71
The weighted average fair value per unit was $2.50 and $2.10 as of December 31, 2017 and March 31, 2018, respectively. For the three months ended March 31, 2018 and 2017, the Company recognized an expense of $17,501 and $7,848 related to the push down of share-based compensation related to the carry unit plan of which approximately $16,872 and $5,786 related to units granted to employees of the Company and $629 and $2,062 related to employees of Altice N.V. and affiliated companies allocated to the Company.
Stock Option Plan
The following table summarizes activity related to employee stock options for the three months ended March 31, 2018:

	Shares Under Option		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
	Time Vesting	Performance Based Vesting			Aggregate Intrinsic Value (a)
Balance at December 31, 2017	5,110,747	—	$19.48	9.97	$8,944
Granted	298,394	39,050	21.22
Forfeited	(103,766)	(22,314)	21.81
Balance at March 31, 2018	5,305,375	16,736	$19.54	9.92	(5,615)
Options exercisable at March 31, 2018	—	—	—	—	—

(a)	The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of the Company's Class A common stock at the respective date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The Company recognized share based compensation expense related to employee stock options for the three months ended March 31, 2018 of $4,122.
The following aggregate assumptions were used to calculate the fair values of stock option awards granted during the three months ended March 31, 2018:

Risk-free interest rate	2.64%
Expected life (in years)	6.49
Dividend yield	—%
Volatility	33.86%
Grant date fair value	$7.49
NOTE 14.    AFFILIATE AND RELATED PARTY TRANSACTIONS
Equity Method Investments
In July 2016, the Company completed the sale of a 75% interest in Newsday LLC ("Newsday") to an employee of the Company. The Company retained the remaining 25% ownership interest. Effective July 7, 2016, the operating results of Newsday are no longer consolidated with those of the Company and the Company's 25% interest in the operating results of Newsday is recorded using the equity method.
At March 31, 2018, the Company's 25% investment in Newsday and its 25% interest in i24NEWS, Altice N.V.'s 24/7 international news and current affairs channel aggregated $12,891 and $800, respectively and is included in investments in affiliates on our condensed consolidated balance sheet. The operating results of i24NEWS is also recorded using the equity method. For the three months ended March 31, 2018 and 2017, the Company recorded equity in net loss of Newsday of $9,312 and $1,510, respectively, and equity in net loss of i24NEWS of $1,130 and $1,247, respectively. In April 2018, Altice NV transferred its ownership of i24 US and i24 Europe to the Company for minimal consideration.
Affiliate and Related Party Transactions
As the transactions discussed below were conducted between subsidiaries of Altice N.V. under common control and equity method investees, amounts charged for certain services may not have represented amounts that might have been received or incurred if the transactions were based upon arm's length negotiations.
The following table summarizes the revenue and charges related to services provided to or received from subsidiaries of Altice N.V. and Newsday:

	Three Months Ended March 31,
	2018	2017
Revenue	$125	$141
Operating expenses:
Programming and other direct costs	(1,154)	(735)
Other operating expenses, net	(7,994)	(7,298)
Operating expenses, net	(9,148)	(8,033)

Interest expense (a)	—	(47,588)
Net charges	$(9,023)	$(55,480)
Capital Expenditures	$1,626	$892

(a)	In connection with the Company's IPO in June 2017, the Company converted the notes payable to affiliates and related parties into shares of the Company’s common stock at the IPO price.
Revenue
The Company recognized revenue primarily in connection with the sale of advertising to Newsday.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Programming and other direct costs
Programming and other direct costs include costs incurred by the Company for the transport and termination of voice and data services provided by a subsidiary of Altice N.V.
Other operating expenses
A subsidiary of Altice N.V. provides certain executive services, as well as consulting, advisory and other services, including, prior to the IPO, CEO, CFO and COO services, to the Company. Compensation under the terms of the agreement is an annual fee of $30,000 to be paid by the Company. Fees associated with this agreement recorded by the Company amounted to approximately $7,500, for the three months ended March 31, 2018 and 2017. As of June 20, 2017, the CEO, CFO and COO became employees of the Company and the agreement was assigned to Altice N.V. by a subsidiary of Altice N.V. This agreement will be terminated upon the completion of the Distribution discussed in Note 1.
Other operating expenses also include charges for services provided by other subsidiaries of Altice N.V. aggregating $494 and $(202), respectively, net of a credit of $482 for transition services provided to Newsday for the three months ended March 31, 2017.
Capital Expenditures
Capital expenditures include $1,626 and $892, respectively, for equipment purchases and software development services provided by subsidiaries of Altice NV.
Aggregate amounts that were due from and due to related parties are summarized below:

	March 31, 2018	December 31, 2017
Due from:
Altice US Finance S.A. (a)	$12,951	$12,951
Newsday (b)	2,558	2,713
Altice Management Americas (b)	1,271	33
i24 News (b)	4,335	4,036
Other Altice N.V. subsidiaries (b)	31	31
	$21,146	$19,764
Due to:
Altice Management International (c)	7,500	—
Newsday (b)	33	33
Altice Labs S.A. (c)	1,051	7,354
Other Altice N.V. subsidiaries (c)	2,494	3,611
	$11,078	$10,998

(a)	Represents interest on senior notes paid by the Company on behalf of the affiliate.

(b)
Represents amounts paid by the Company on behalf of the respective related party and for Newsday, the net amounts due from the related party also include charges for certain transition services provided.

(c)	Represents amounts due to affiliates for services provided to the Company.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Several purported class action lawsuits alleging breach of contract, unjust enrichment, and consumer fraud and seeking unspecified compensatory damages, punitive damages and attorneys' fees were subsequently filed on behalf of Cablevision's customers seeking recovery for the lack of Fox programming. Those lawsuits were consolidated in an action before the U. S. District Court for the Eastern District of New York, and a consolidated complaint was filed in that court on February 22, 2011. On March 28, 2012, in ruling on Cablevision's motion to dismiss, the Court dismissed all of plaintiffs’ claims, except for breach of contract.  On March 30, 2014, the Court granted plaintiffs’ motion for class certification. The parties have entered into a settlement agreement, which is subject to Court approval. As of December 31, 2017, the Company had an estimated liability associated with a potential settlement totaling $6,000. The amount ultimately paid in connection with the proposed settlement could exceed the amount recorded.
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

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Cablevision	Cequel	Total	Cablevision	Cequel	Total
Operating income	$170,693	$142,345	$313,038	$122,044	$128,066	$250,110
Share-based compensation	16,172	5,451	21,623	5,082	2,766	7,848
Restructuring and other expense	3,083	504	3,587	58,647	18,282	76,929
Depreciation and amortization (including impairments)	485,364	157,341	642,705	443,176	165,548	608,724
Adjusted EBITDA	$675,312	$305,641	$980,953	$628,949	$314,662	$943,611

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

A reconciliation of reportable segment amounts to the Company's condensed consolidated balances are as follows:

	Three Months Ended March 31,
	2018	2017
Operating income for reportable segments	$313,038	$250,110
Items excluded from operating income:
Interest expense	(377,258)	(433,294)
Interest income	3,103	232
Gain (loss) on investments and sale of affiliate interests, net	(248,602)	131,658
Gain (loss) on derivative contracts, net	168,352	(71,044)
Gain (loss) on interest rate swap contracts	(31,922)	2,342
Loss on extinguishment of debt and write-off of deferred financing costs	(4,705)	—
Other expense, net	(11,658)	(2,100)
Loss before income taxes	$(189,652)	$(122,096)
The following tables present the composition of revenue by segment:

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	Cablevision	Cequel	Eliminations (a)	Total	Cablevision	Cequel	Total
Residential:
Pay TV	$763,720	$269,988	$—	$1,033,708	$802,194	$281,684	$1,083,878
Broadband	440,351	261,270	—	701,621	396,333	229,585	625,918
Telephony	135,585	30,453	—	166,038	146,557	34,404	180,961
Business services and wholesale	234,172	98,918	—	333,090	228,544	90,876	319,420
Advertising	74,643	17,068	(4,129)	87,582	65,132	18,229	83,361
Other	2,823	4,852	—	7,675	3,227	5,494	8,721
Total Revenue	$1,651,294	$682,549	$(4,129)	$2,329,714	$1,641,987	$660,272	$2,302,259

(a)     Reflects revenue recognized by Cablevision from the sale of services to Cequel.
Capital expenditures (cash basis) by reportable segment are presented below:

	Three Months Ended March 31,
	2018	2017
Cablevision	$166,801	$184,399
Cequel	90,814	73,028
	$257,615	$257,427
All revenues and assets of the Company's reportable segments are attributed to or located in the United States.
Total assets by segment are not provided as such amounts are not regularly reviewed by the chief operating decision maker for purposes of decision making regarding resource allocations.
NOTE 17.    SUBSEQUENT EVENT
In April 2018, Cequel Communications Holdings I, LLC and Cequel Capital Corporation each an indirect, wholly owned subsidiary of the Company, issued $1,050,000, aggregate principal amount of 7.5% senior notes due April 1, 2028. The proceeds of these notes were used in April 2018 to redeem the $1,050,000 aggregate principal amount 6.375% senior notes due September 15, 2020.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts, except per customer and per share data, included in the following discussion, are presented in thousands.
The preparation of our condensed consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and contingent liabilities. For a complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.
Overview
Our Business
We deliver broadband, pay television, telephony services, proprietary content and advertising services to approximately 4.9 million residential and business customers. Our footprint extends across 21 states through a fiber‑rich broadband network with approximately 8.6 million homes passed as of March 31, 2018. We have two reportable segments: Cablevision and Cequel. Cablevision provides broadband, pay television and telephony services to residential and business customers in and around the New York metropolitan area. Cequel provides broadband, pay television and telephony services to residential and business customers in the south‑central United States, with the majority of its customers located in the ten states of Texas, West Virginia, Louisiana, Arkansas, North Carolina, Oklahoma, Arizona, California, Missouri and Ohio.
Key Factors Impacting Operating Results and Financial Condition
Our future performance is dependent, to a large extent, on the impact of direct competition, general economic conditions (including capital and credit market conditions), our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers. For more information see “Risk Factors” and “Business-Competition” included in our Annual Report on Form 10-K for the year ended December 31, 2017.
We derive revenue principally through monthly charges to residential subscribers of our pay television, broadband, and telephony services. We also derive revenue from DVR, VOD, pay‑per‑view, installation and home shopping commissions. Our residential pay television, broadband and telephony services accounted for approximately 44%, 30% and 7%, respectively, of our consolidated revenue for the three months ended March 31, 2018. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking and pay television services. For the three months ended March 31, 2018, 14% of our consolidated revenue was derived from these business services and wholesale. In addition, we derive revenues from the sale of advertising time available on the programming carried on our cable television systems, which accounted for approximately 4% of our consolidated revenue for the three months ended March 31, 2018. Our other revenue for the three months ended March 31, 2018 accounted for less than 1% of our consolidated revenue.
Revenue is impacted by rate increases, changes in the number of customers to our services, including additional services sold to our existing customers, programming package changes by our pay television customers, speed tier changes by our broadband customers, and acquisitions of cable systems that result in the addition of new subscribers.
Our ability to increase the number of customers to our services is significantly related to our penetration rates.
We operate in a highly competitive consumer‑driven industry and we compete against a variety of broadband, pay television and telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, satellite‑delivered video signals, Internet‑delivered video content and broadcast television signals available to residential and business customers in our service areas. Our competitors include AT&T and its DirecTV subsidiary, CenturyLink, DISH Network, Frontier and Verizon. Consumers’ selection of an alternate source of service, whether due to economic constraints, technological advances or preference, negatively impacts the demand for our services. For more information on our competitive landscape, see “Risk Factors” and “Business-Competition” included our Annual Report on Form 10-K for the year ended December 31, 2017.
Our programming costs, which are the most significant component of our operating expenses, have increased and are expected to continue to increase primarily as a result of contractual rate increases and new channel launches. See “-

Results of Operations” below for more information regarding our key factors impacting our revenues and operating expenses.
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
Acquisition of Altice Technical Services US Corp
As discussed in Note 1 of the Company's condensed consolidated financial statements, the Company completed the ATS Acquisition in January 2018. ATS was previously owned by Altice N.V. and a member of ATS's management through a holding company. As the acquisition is a combination of businesses under common control, the Company combined the results of operations and related assets and liabilities of ATS for all periods since the formation of ATS.
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

Results of Operations - Altice USA

	Three Months Ended March 31,
	2018	2017
Revenue:
Residential:
Pay TV	$1,033,708	$1,083,878
Broadband	701,621	625,918
Telephony	166,038	180,961
Business services and wholesale	333,090	319,420
Advertising	87,582	83,361
Other	7,675	8,721
Total revenue	2,329,714	2,302,259
Operating expenses:
Programming and other direct costs	787,361	758,352
Other operating expenses	583,023	608,144
Restructuring and other expense	3,587	76,929
Depreciation and amortization (including impairments)	642,705	608,724
Operating income	313,038	250,110
Other income (expense):
Interest expense, net	(374,155)	(433,062)
Gain (loss) on investments and sale of affiliate interests, net	(248,602)	131,658
Gain (loss) on derivative contracts, net	168,352	(71,044)
Gain (loss) on interest rate swap contracts	(31,922)	2,342
Loss on extinguishment of debt and write-off of deferred financing costs	(4,705)	—
Other income (loss), net	(11,658)	(2,100)
Loss before income taxes	(189,652)	(122,096)
Income tax benefit	60,703	45,908
Net loss	(128,949)	(76,188)
Net income attributable to noncontrolling interests	(2)	(237)
Net loss attributable to Altice USA stockholders	$(128,951)	$(76,425)

The following is a reconciliation of net loss to Adjusted EBITDA:

	Altice USA
	Three Months Ended March 31,
	2018	2017
Net loss	$(128,949)	$(76,188)
Income tax benefit	(60,703)	(45,908)
Other expense, net	11,658	2,100
Loss (gain) on interest rate swap contracts	31,922	(2,342)
Loss (gain) on derivative contracts, net	(168,352)	71,044
Loss (gain) on investments and sale of affiliate interests, net	248,602	(131,658)
Loss on extinguishment of debt and write-off of deferred financing costs	4,705	—
Interest expense, net	374,155	433,062
Depreciation and amortization	642,705	608,724
Restructuring and other expense	3,587	76,929
Share-based compensation	21,623	7,848
Adjusted EBITDA	$980,953	$943,611

The following table sets forth certain customer metrics by segment (unaudited):

	March 31, 2018			December 31, 2017			March 31, 2017
	Cablevision	Cequel	Total	Cablevision	Cequel	Total	Cablevision	Cequel	Total
	(in thousands, except per customer amounts)
Homes passed (a)	5,174	3,468	8,642	5,164	3,457	8,621	5,128	3,419	8,547
Total customer relationships (b)(c)	3,151	1,765	4,917	3,156	1,750	4,906	3,148	1,765	4,913
Residential	2,888	1,655	4,543	2,893	1,642	4,535	2,887	1,661	4,548
SMB	263	110	373	263	109	371	261	103	365
Residential customers:
Pay TV	2,340	1,035	3,375	2,363	1,042	3,406	2,413	1,087	3,500
Broadband	2,673	1,399	4,073	2,670	1,376	4,046	2,636	1,366	4,003
Telephony	1,954	596	2,550	1,965	592	2,557	1,955	596	2,551
Residential triple product customer penetration (d):	63.8%	25.7%	49.9%	64.2%	25.7%	50.2%	64.4%	25.4%	50.2%
Penetration of homes passed (e):	60.9%	50.9%	56.9%	61.1%	50.6%	56.9%	61.4%	51.6%	57.5%
ARPU(f)	$154.48	$113.58	$139.63	$155.39	$112.21	$139.75	$155.52	$109.88	$138.87

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

	Segment Results
	Three Months Ended March 31,
	2018				2017
	Cablevision	Cequel	Eliminations	Total	Cablevision	Cequel	Total
Revenue:
Residential:
Pay TV	$763,720	$269,988	$—	$1,033,708	$802,194	$281,684	$1,083,878
Broadband	440,351	261,270	—	701,621	396,333	229,585	625,918
Telephony	135,585	30,453	—	166,038	146,557	34,404	180,961
Business services and wholesale	234,172	98,918	—	333,090	228,544	90,876	319,420
Advertising	74,643	17,068	(4,129)	87,582	65,132	18,229	83,361
Other	2,823	4,852	—	7,675	3,227	5,494	8,721
Total revenue	1,651,294	682,549	(4,129)	2,329,714	1,641,987	660,272	2,302,259
Operating expenses:
Programming and other direct costs	588,581	202,624	(3,844)	787,361	568,311	190,041	758,352
Other operating expenses	403,573	179,735	(285)	583,023	449,809	158,335	608,144
Restructuring and other expense	3,083	504	—	3,587	58,647	18,282	76,929
Depreciation and amortization	485,364	157,341	—	642,705	443,176	165,548	608,724
Operating income	$170,693	$142,345	$—	$313,038	$122,044	$128,066	$250,110

Altice USA - Comparison of Results for the Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017.
Pay Television Revenue
Pay television revenue for the three months ended March 31, 2018 and 2017 was $1,033,708 and $1,083,878, respectively, of which $763,720 and $802,194 was derived from the Cablevision segment and $269,988 and $281,684 relates to our Cequel segment. Pay television revenue is derived principally through monthly charges to residential customers of our pay television services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing customers, and changes in programming packages.
Pay television revenue for our Cablevision segment decreased $38,474 (5%) for the three months ended March 31, 2018 as compared to the same period in the prior year. The decrease was due primarily due to a decline in pay television customers and lower average revenue per pay television customer.

Pay television revenue for our Cequel segment decreased $11,696 (4%) for the three months ended March 31, 2018 as compared to the same period in the prior year. The decrease was due primarily to a decline in the number of pay television customers, partially offset by an increase in average revenue per pay television customer.
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
Broadband Revenue
Broadband revenue for the three months ended March 31, 2018 and 2017 was $701,621 and $625,918, respectively, of which $440,351 and $396,333 was derived from our Cablevision segment and $261,270 and $229,585 was derived from our Cequel segment. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing subscribers, and changes in speed tiers.
Broadband revenue for our Cablevision segment increased $44,018 (11%) for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases, and an increase in broadband customers.
Broadband revenue for our Cequel segment increased $31,685 (14%) for the three months ended March 31, 2018 compared to the same period in the prior year. The increase was due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases and service level changes, and an increase in broadband customers.
Telephony Revenue
Telephony revenue for the three months ended March 31, 2018 and 2017 was $166,038 and $180,961 of which $135,585 and $146,557 was derived from the Cablevision segment and $30,453 and $34,404 was derived from our Cequel segment. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Revenue is impacted by changes in rates for services, changes in the number of customers, and additional services sold to our existing customers.
Telephony revenue for our Cablevision segment decreased $10,972 (7%) for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was due primarily to lower rates offered to customers.
Telephony revenue for our Cequel segment decreased $3,951 (11%) for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was due primarily to lower rates offered to customers.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three months ended March 31, 2018 and 2017 was $333,090 and $319,420, respectively of which $234,172 and $228,544 was derived from the Cablevision segment and $98,918 and $90,876 was derived from our Cequel segment. Business services and wholesale revenue is derived primarily from the sale of fiber based telecommunications services to the business market, and the sale of broadband, pay television and telephony services to small and medium sized business ("SMB") customers.
Business services and wholesale revenue for our Cablevision segment increased $5,628 (2%) for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase was primarily due to higher average recurring broadband revenue per SMB customer and higher Ethernet revenue, partially offset by reduced traditional voice and data services for commercial customers.
Business services and wholesale revenue for our Cequel segment increased $8,042 (9%) for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase was primarily due to higher commercial rates and customers for broadband services, an increase in certain pay television rates and increases in wholesale data and telephony services.
Advertising Revenue
Advertising revenue for the three months ended March 31, 2018 and 2017, net of inter-segment revenue, was $87,582 and $83,361, respectively, of which $74,643 and $65,132 was derived from our Cablevision segment and $17,068 and $18,229 was derived from our Cequel segment. Advertising revenue is primarily derived from the sale of advertising time available on the programming carried on our cable television systems.
Advertising revenue for our Cablevision segment increased $9,511 (15%) for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase is primarily due to an increase in digital advertising.

Advertising revenue for our Cequel segment decreased $1,161 (6%) for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.
Other Revenue
Other revenue for the three months ended March 31, 2018 and 2017 was $7,675 and $8,721, respectively, of which $2,823 and $3,227 was derived from our Cablevision segment and $4,852 and $5,494 was derived from our Cequel segment. Other revenue includes other miscellaneous revenue streams.
Programming and Other Direct Costs
Programming and other direct costs for the three months ended March 31, 2018 and 2017 amounted to $787,361 and $758,352, respectively, of which $588,581 and $568,311 relate to our Cablevision segment and $202,624 and $190,041 relate to our Cequel segment. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay‑per‑view) and are generally paid on a per‑customer basis. These costs typically rise due to increases in contractual rates and new channel launches and are also impacted by changes in the number of customers receiving certain programming services. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of pay television service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes.
The increase of $29,009 (4%) in programming and other direct costs for the three months ended March 31, 2018, net of inter-segment eliminations, as compared to the prior year period is attributable to the following:

Cablevision segment:
Increase in costs of digital media advertising spots for resale	$14,026
Increase in programming costs due primarily to contractual rate increases, partially offset by lower pay television customers and lower video-on-demand and pay-per-view costs	4,475
Other net increases	1,769
20,270

Cequel segment:
Increase in programming costs due primarily to contractual rate increases and new channel launches, partially offset by lower pay television customers and lower video-on-demand and pay-per-view costs	11,719
Other net increases	864
12,583
Inter-segment eliminations	(3,844)
$29,009
Programming costs
Programming costs aggregated $652,428 and $636,232 for the three months ended March 31, 2018 and 2017, respectively. Our programming costs in 2018 will continue to be impacted by changes in programming rates, which we expect to increase by high single digits, and by changes in the number of pay television customers.
Other Operating Expenses
Other operating expenses for the three months ended March 31, 2018 and 2017 amounted to $583,023, and $608,144, respectively, of which $403,573 and $449,809 relate to our Cablevision segment and $179,735 and $158,335 relate to our Cequel segment. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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
The decrease of $25,121 (4%) in other operating expenses for the three months ended March 31, 2018, net of inter-segment eliminations, as compared to the prior year period is attributable to the following:

Cablevision segment:
Decrease in salaries and benefits, and an increase in capitalizable activity	$(82,117)
Increase in contractor costs	18,040
Increase in share-based compensation and long-term incentive plan awards expense	10,131
Increase in sales and marketing costs	3,297
Increase in facility costs	2,800
Other net increases	1,613
(46,236)
Cequel segment:
Decrease primarily in salaries, partially offset by lower capitalizable activity	(7,031)
Increase in general and administrative costs	8,581
Increase in product development costs and product consulting fees	6,659
Increase in sales and marketing costs	4,615
Increase in repairs and maintenance costs	4,295
Other net increases	4,281
21,400
Inter-segment eliminations	(285)
$(25,121)
Restructuring and Other Expense
Restructuring and other expense for the three months ended March 31, 2018 of $3,587 ($3,083 for our Cablevision segment and $504 for our Cequel segment) as compared to $76,929 for the three months ended March 31, 2017 ($58,647 for our Cablevision segment and $18,282 for our Cequel segment). These amounts primarily relate to costs incurred in connection with severance and other employee related costs resulting from headcount reductions related to initiatives which commenced in 2016 that are intended to simplify the Company's organizational structure. We currently anticipate that additional restructuring expenses will be recognized as we continue to analyze our organizational structure.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2018 and 2017 amounted to $642,705 and $608,724, respectively, of which $485,364 and $443,176 relates to our Cablevision segment and $157,341 and $165,548 relates to our Cequel segment.
Depreciation and amortization for our Cablevision segment increased of $42,188 (10%) for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase is due primarily to the acceleration of amortization on its trade name intangible assets in connection with the announcement, on May 23, 2017, of the adoption of a global brand that will replace the Optimum brand in the future, as well as depreciation on new asset additions.
Depreciation and amortization for our Cequel segment decreased $8,207 (5%) for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease is due primarily to lower amortization expense for certain intangible assets that are being amortized using an accelerated method.
Adjusted EBITDA
Adjusted EBITDA amounted to $980,953 and $943,611 for the three months ended March 31, 2018 and 2017, respectively, of which $675,312 and $628,949 relates to our Cablevision segment and $305,641 and $314,662 relates to our Cequel segment.

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
The increase in adjusted EBITDA of our Cablevision segment for the three months ended March 31, 2018 as compared to the prior year period was due to an increase in revenue, partially offset by an increase in operating expenses (excluding depreciation and amortization expense, restructuring expense, share-based compensation and transaction expenses) as discussed above.
The decrease in adjusted EBITDA of our Cequel segment for the three months ended March 31, 2018 as compared to the prior year period was due primarily to an increase in operating expenses (excluding depreciation and amortization expense, restructuring expense, share-based compensation and transaction expenses), partially offset by an increase in revenue as discussed above.
Interest Expense, net
Interest expense, net was $374,155 and $433,062, for the three months ended March 31, 2018 and 2017, respectively. The decrease of $58,907 (14%) for the three months ended March 31, 2018 as compared to the prior year period is attributable to the following:

Decrease due to changes in average debt balances and interest rates on our indebtedness and collateralized debt	$(68,376)
Higher interest income	(2,872)
Other net increases, primarily amortization of deferred financing costs and original issue discounts	12,341
$(58,907)
See "Liquidity and Capital Resources" discussion below for a detail of our borrower groups.
Gain (loss) on Investments and Sale of Affiliate Interests, net
Gain (loss) on investments, net for the three months ended March 31, 2018 and 2017 of $(248,602) and $131,658, respectively, consists primarily of the increase (decrease) in the fair value of Comcast common stock owned by the Company for the periods. The effects of these gains are partially offset by the losses on the related equity derivative contracts, net described below. The amount for the three months ended March 31, 2018 includes a net gain of $3,974 related to the sale of affiliate interests.
Gain (loss) on Derivative Contracts, net
Gain (loss) on derivative contracts, net for the three months ended March 31, 2018 and 2017 amounted to $168,352 and $(71,044), respectively and includes realized and unrealized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these gains or losses are offset by gains and losses on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.
Gain (loss) on interest rate swap contracts
Gain (loss) on interest rate swap contracts was $(31,922) and $2,342 for the three months ended March 31, 2018 and 2017, respectively. These amounts represent the increase or decrease in fair value of the fixed to floating interest rate swaps entered into by our Cequel segment. The objective of these swaps is to adjust the proportion of total debt that is subject to fixed and variable interest rates. These swap contracts are not designated as hedges for accounting purposes.
Loss on extinguishment of debt and write-off of deferred financing costs
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $4,705 for the three months ended March 31, 2018 and includes the write-off of unamortized premium and deferred financing costs and the premium paid in connection with early redemption of the $750,000 7.75% Cablevision senior notes that were due in April 2018.
Income Tax Benefit
The Company recorded income tax benefit of $60,703 and $45,908 for the three months ended March 31, 2018 and 2017, respectively, reflecting an effective tax rate of 32% and 38%, respectively. The effective tax rate for the three month ended March 31, 2018 has declined compared to previous years primarily as a result of the enactment of the Tax Cuts & Jobs Act in December 2017 which lowered the corporate federal income tax rate from 35% to 21%.

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
In the longer term, we do not expect to be able to generate sufficient cash from operations to fund anticipated capital expenditures, meet all existing future contractual payment obligations and repay our debt at maturity.  As a result, we will be dependent upon our continued access to the capital and credit markets to issue additional debt or equity or refinance existing debt obligations.  We intend to raise significant amounts of funding over the next several years to fund capital expenditures, repay existing obligations and meet other obligations, and the failure to do so successfully could adversely affect our business.  If we are unable to do so, we will need to take other actions including deferring capital expenditures, selling assets, seeking strategic investments from third parties or reducing or eliminating discretionary uses of cash.

Debt Outstanding
The following tables summarize the carrying value of our outstanding debt net of eliminations, deferred financing costs, discounts and premiums (excluding accrued interest), as well as interest expense.

	As of March 31, 2018
	Cablevision	Cequel	Total
Debt outstanding:
Credit facility debt	$4,442,684	$1,247,318	$5,690,002
Senior guaranteed notes	3,283,283	—	3,283,283
Senior secured notes	—	2,571,465	2,571,465
Senior notes and debentures	7,176,170	2,779,048	9,955,218
Subtotal	14,902,137	6,597,831	21,499,968
Capital lease obligations	18,063	1,505	19,568
Notes payable (includes $30,108 related to collateralized debt)	78,938	24,149	103,087
Subtotal	14,999,138	6,623,485	21,622,623
Collateralized indebtedness relating to stock monetizations (a)	1,351,271	—	1,351,271
Total debt	$16,350,409	$6,623,485	$22,973,894

Interest expense:	Three Months Ended March 31, 2018
Credit facility debt, senior notes, capital leases and notes payable	$260,667	$102,568	$363,235
Collateralized indebtedness and notes payable relating to stock monetizations (a)	14,023	—	14,023
Total interest expense	$274,690	$102,568	$377,258

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

Synthetic Monetization Closeout
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

The following table provides details of our outstanding credit facility debt as of March 31, 2018:

	Maturity Date	Interest Rate	Principal	Carrying Value (a)
Cablevision:
CSC Holdings Revolving Credit Facility (b)	$20,000 on October 9, 2020, remaining balance on November 30, 2021	—%	$—	$—
CSC Holdings Term Loan Facility	July 17, 2025	4.04%	2,977,500	2,960,859
CSC Holdings Incremental Term Loan Facility	January 25, 2026	4.28%	1,500,000	1,481,825
Cequel:
Revolving Credit Facility (c)	$65,000 on November 30, 2021, and remaining balance on April 5, 2023	—	—	—
Term Loan Facility	July 28, 2025	4.13%	1,255,513	1,247,318
			$5,733,013	$5,690,002

(a)	Carrying amounts are net of unamortized discounts and deferred financing costs.

(b)
At March 31, 2018, $115,973 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $2,184,027 of the facility was undrawn and available, subject to covenant limitations.

(c)
At March 31, 2018, $13,500 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $336,500 of the facility was undrawn and available, subject to covenant limitations.

Payment Obligations Related to Debt
As of March 31, 2018, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as capital lease obligations, notes payable, and the value deliverable at maturity under monetization contracts are as follows:

	Cablevision (a)	Cequel	Total

2018	$1,268,928	$287,631	$1,556,559
2019	1,563,607	405,904	1,969,511
2020	1,487,002	1,435,063	2,922,065
2021	3,406,339	1,567,455	4,973,794
2022	1,507,732	252,857	1,760,589
Thereafter	13,910,877	5,035,769	18,946,646
Total	$23,144,485	$8,984,679	$32,129,164

(a)
Includes $1,566,792 related to the Company's collateralized indebtedness (including related interest).  This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts, (ii) delivering cash from the net proceeds on new monetization contracts, or (iii) delivering cash from the proceeds of monetization contracts entered into pursuant to the Synthetic Monetization Closeout discussed above.

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
Cablevision Credit Facilities
On October 9, 2015, Finco, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($2,977,500 outstanding at March 31, 2018) (the “CVC Term Loan Facility”, and the term loans extended under the CVC Term Loan Facility, the “CVC Term Loans”) and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,300,000 (the “CVC Revolving Credit Facility” and, together with the CVC Term Loan Facility, the “CVC Credit Facilities”), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016, March 15, 2017 and January 12, 2018, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the “CVC Credit Facilities Agreement”).
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
The Company made a voluntary repayment of $600,000 under the CSC Holdings revolving credit facility in January 2018.
The Company was in compliance with all of its financial covenants under the CVC Credit Facilities Agreement as of March 31, 2018.
See Note 9 to our condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for further information regarding the CVC Credit Facilities Agreement.
Cequel Credit Facilities
On June 12, 2015, Altice US Finance I Corporation, a wholly-owned subsidiary of Cequel, entered into a senior secured credit facility which currently provides U.S. dollar term loans in an aggregate principal amount of $1,265,000 ($1,255,513 outstanding at March 31, 2018) (the “Cequel Term Loan Facility” and the term loans extended under the Cequel Term Loan Facility, the “Cequel Term Loans”) and U.S. dollar revolving loan commitments in an aggregate principal amount of $350,000 (the “Cequel Revolving Credit Facility” and, together with the Cequel Term Loan Facility, the “Cequel Credit Facilities”) which are governed by a credit facilities agreement entered into by, inter alios, Altice US Finance I Corporation, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on October 25, 2016, December 9, 2016, March 15, 2017, and March 22, 2018 and as further amended, restated, supplemented or modified from time to time, the “Cequel Credit Facilities Agreement”).
The Company was in compliance with all of its financial covenants under the Cequel Credit Facilities Agreement as of March 31, 2018.
See Note 9 to our condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for further information regarding the Cequel Credit Facilities Agreement.

Senior Notes
Cablevision Notes
On April 15, 2010, Cablevision issued $750,000 aggregate principal amount of its 7 3/4% Senior Notes due 2018 (the "CVC 2018 Notes") and $500,000 aggregate principal amount of its 8% Senior Notes due 2020. On September 27, 2012, Cablevision issued $750,000 aggregate principal amount of its 5 7/8% Senior Notes due 2022 ($649,024 principal outstanding at March 31, 2018). The CVC 2018 Notes were repaid in February 2018.
As of March 31, 2018, Cablevision was in compliance with all of its financial covenants under the indentures under which the Cablevision Notes were issued.
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
In January 2018, CSC Holdings issued $1,000,000 aggregate principal amount of 5 3/8% senior guaranteed notes due February 1, 2028 (the "2028 Guaranteed Notes"). The 2028 Guaranteed Notes are senior unsecured obligations and rank pari passu in right of payment with all of the existing and future senior indebtedness, including the existing senior notes and the Credit Facilities and rank senior in right of payment to all of existing and future subordinated indebtedness. The proceeds from the 2028 Guaranteed Notes, together with proceeds from the Incremental Term Loan discussed above, borrowings under CSC Holdings' revolving credit facility and cash on hand, were used in February 2018 to repay certain senior notes ($300,000 principal amount of CSC Holdings' senior notes due in February 2018 and $750,000 principal amount of Cablevision senior notes due in April 2018) and will be used to fund a dividend of $1,500,000 to the Company's stockholders immediately prior to and in connection with the Distribution.
As of March 31, 2018, CSC Holdings was in compliance with all of its financial covenants under the indentures under which the CSC Holdings senior guaranteed notes were issued.
CSC Holdings Senior Notes
On February 6, 1998, CSC Holdings issued $300,000 aggregate principal amount of its 7 7/8% Senior Debentures which matured and were repaid in February 2018. On July 21, 1998, CSC Holdings issued $500,000 aggregate principal amount of its 7 5/8% Senior Debentures due 2018. On February 12, 2009, CSC Holdings issued $526,000 aggregate principal amount of its 8 5/8% Senior Notes due 2019 and 8 5/8% Series B Senior Notes due 2019. On November 15, 2011, CSC Holdings issued $1,000,000 aggregate principal amount of its 6 3/4% Senior Notes due 2021 and 6 3/4% Series B Senior Notes due 2021. On May 23, 2014, CSC Holdings issued $750,000 aggregate principal amount of its 5 1/4% Senior Notes due 2024 and 5 1/4% Series B Senior Notes due 2024.
On October 9, 2015, Finco issued $1,800,000 aggregate principal amount of its 10 1/8% Senior Notes due 2023 (the "CSC 2023 Senior Notes") and $2,000,000 ($1,684,221 outstanding at March 31, 2018) of its 10 7/8% Senior Notes due 2025 (the "CSC 2025 Senior Notes). CSC Holdings assumed the obligations as issuer of the CSC 2023 Senior Notes and the CSC 2025 Senior Notes upon the merger of Finco and CSC Holdings on June 21, 2016.
As of March 31, 2018, CSC Holdings was in compliance with all of its financial covenants under the indentures under which the CSC Holdings senior notes were issued.
Cequel Notes
Cequel Senior Secured Notes
On June 12, 2015, Altice US Finance I Corporation issued $1,100,000 aggregate principal amount of its 5 3/8% Senior Secured Notes due 2023. On April 26, 2016, Altice US Finance I Corporation issued $1,500,000 aggregate principal amount of its 5 1/2% Senior Secured Notes due 2026.

As of March 31, 2018, Cequel was in compliance with all of its financial covenants under the indentures under which the Cequel senior secured notes were issued.
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
As of March 31, 2018, Cequel was in compliance with all of its financial covenants under the indentures under which the Cequel senior notes were issued.
In April 2018, Cequel Communications Holdings I, LLC and Cequel Capital Corporation each an indirect, wholly owned subsidiary of the Company, issued $1,050,000, aggregate principal amount of 7.5% senior notes due April 1, 2028. The proceeds of these notes were used in April 2018 to redeem the $1,050,000 aggregate principal amount 6.375% senior notes due September 15, 2020.
Capital Expenditures
The following tables provide details of the Company's capital expenditures:

	Three Months Ended March 31,
	2018			2017
	Cablevision	Cequel	Total	Cablevision	Cequel	Total
Customer premise equipment	$62,306	$18,421	$80,727	$47,675	$28,279	$75,954
Network infrastructure	34,717	38,124	72,841	74,948	26,028	100,976
Support and other	41,589	21,253	62,842	38,198	8,454	46,652
Business services	28,189	13,016	41,205	23,578	10,267	33,845
Capital purchases (cash basis)	$166,801	$90,814	$257,615	$184,399	$73,028	$257,427
Capital purchases (including accrued not paid)	$135,758	$80,907	$216,665	$115,620	$47,324	$162,944
Customer premise equipment includes expenditures for set-top boxes, cable modems, routers and other equipment that is placed in a customer's home, as well as installation costs for placing the assets into service. Network infrastructure includes: (i) scalable infrastructure, such as headend equipment, (ii) line extensions, such as fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering, and (iii) upgrade and rebuild, including costs to modify or replace existing fiber/coaxial cable networks, including enhancements. Support and other capital expenditures includes costs associated with the replacement or enhancement of non-network assets, such as office equipment, buildings and vehicles. Business services capital expenditures include primarily equipment, installation, support, and other costs related to our fiber based telecommunications business.

Cash Flow Discussion
Operating Activities
Net cash provided by operating activities amounted to $430,952 for the three months ended March 31, 2018 compared to $244,086 for the three months ended March 31, 2017.  The 2018 cash provided by operating activities resulted from $595,999 of income before depreciation and amortization and non-cash items and a decrease in accounts receivable of $25,207, an increase in liabilities related to interest rate swap contract of $31,922, and an increase in deferred revenue of $11,929, partially offset by a net decrease in accounts payable and accrued liabilities of $213,490 and an increase in other assets of $20,615.
The 2017 cash provided by operating activities resulted from $447,849 of income before depreciation and amortization and non-cash items, a $34,707 decrease in accounts receivable, an increase in deferred revenue of $11,257, partially offset by $105,708 resulting from a decrease in accounts payable and accrued expenses, a net decrease of $131,564 in amounts due to affiliates, an increase in current and other assets of $10,113, and a decrease in liability related to interest rate swap contracts of $2,342.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2018 was $291,627 compared to $301,172 for the three months ended March 31, 2017.  The 2018 investing activities consisted primarily of capital expenditures of $257,615, payments for acquisitions, net of cash acquired of $28,940, and $5,072 in other net cash payments.
The 2017 investing activities consisted primarily of capital expenditures of $257,427, payments for acquisitions, net of cash acquired of $43,608, and $137 in other cash payments.
Financing Activities
Net cash provided by financing activities amounted to $958,479 for the three months ended March 31, 2018 compared to $42,267 for the three months ended March 31, 2017.  In 2018, the Company's financing activities consisted primarily of proceeds from credit facility debt of $1,642,500, proceeds from the issuance of senior notes of $1,000,000 and other net cash receipts of $2,886, partially offset by the redemption and repurchase of senior notes, including premiums and fees of $1,057,019, the repayment of credit facility debt of $610,663, and additions to deferred financing costs of $19,225.
In 2017, the Company's financing activities consisted primarily of proceeds from credit facility debt of $225,000 and collateralized indebtedness of $156,136, partially offset by repayments credit facility debt of $183,288, payments of collateralized indebtedness and related derivative contracts of $150,084, principal payments on capital lease obligations of $4,207 and additions to deferred financing costs of $1,290.
Commitments and Contingencies
As of March 31, 2018, the Company's commitments and contingencies not reflected in the Company's balance sheet decreased to approximately $8,425,000 as compared to approximately $9,069,000 at December 31, 2017. This decrease relates primarily to payments made pursuant to programming commitments, offset by renewed multi-year programming agreements entered into during the three months ended March 31, 2018.
Recently Issued But Not Yet Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017‑04, Intangibles-Goodwill and Other (Topic 350). ASU No. 2017‑04 simplifies the subsequent measurement of goodwill by removing the second step of the two‑step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017‑04 becomes effective for the Company on January 1, 2020 with early adoption permitted and will be applied prospectively.
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
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2018, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheet and the collateralized indebtedness is carried at its principal value, net of discounts and the unamortized fair value adjustment for contracts that existed at the date of the Cablevision Acquisition. The fair value adjustment is being amortized over the term of the related indebtedness.  The carrying value of our collateralized indebtedness amounted to $1,351,271 at March 31, 2018.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.
As of March 31, 2018, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,467,781.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $146,778.  As of March 31, 2018, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $58,848, a net asset position.  For the three months ended March 31, 2018, we recorded a net gain of $168,352 related to our outstanding equity derivative contracts and recorded an unrealized loss of $252,576 related to the Comcast common stock that we held.

Fair Value of Equity Derivative Contracts
Fair value as of December 31, 2017, net liability position	$(109,504)
Change in fair value, net	168,352
Fair value as of March 31, 2018, net asset position	$58,848
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
Fair Value of Debt
At March 31, 2018, the fair value of our fixed rate debt of $18,168,414 was higher than its carrying value of $17,264,324 by $904,090.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their principal values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2018 would increase the estimated fair value of our fixed rate debt by $483,406 to $18,651,820. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
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
These swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statement of operations. For the three months ended March 31, 2018, the Company recorded a loss on interest rate swap contracts of $31,922.
As of March 31, 2018, our outstanding interest rate swap contracts had an aggregate fair value and carrying value of $109,824 reflected in “Liabilities under derivative contracts” on our condensed consolidated balance sheet.
We do not hold or issue derivative instruments for trading or speculative purposes.
Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control
During the three months ended March 31, 2018, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
The Company plans to migrate Cequel’s customer billing system to the Cablevision billing system platform in 2018. Additionally, the Company plans to implement and upgrade certain other customer billing systems.

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
101
The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 filed with the Securities and Exchange Commission on May 14, 2018, formatted in XBRL (eXtensible Business ReportingLanguage):  (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statement of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.
Date:	May 14, 2018		/s/ Charles Stewart
		By:	Charles Stewart as Co-President and Chief Financial Officer