Form 10-Q
period 2018-06-30
Altice USA, Inc.
filed 2018-08-09
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

001-38126		38-3980194
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒

Number of shares of common stock outstanding as of August 3, 2018:	737,068,966

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

•	our ability to obtain necessary hardware, software, communications equipment and services and other items from our vendors at reasonable costs;

•	our ability to effectively integrate acquisitions and to maximize expected operating efficiencies from our acquisitions or as a result of the transactions, if any;

•	significant unanticipated increases in the use of bandwidth‑intensive Internet‑based services;

•	the outcome of litigation, government investigations and other proceedings;

•	our ability to successfully operate our business following the completion of our separation from Altice N.V.;and

•
other risks and uncertainties inherent in our cable and other broadband communications businesses and our other businesses, including those listed under the caption “Risk Factors” in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 6, 2018 (the "Annual Report").

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

Item 1. Financial Statements

ALTICE USA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

ASSETS	June 30, 2018 (Unaudited)	December 31, 2017
Current Assets:
Cash and cash equivalents	$381,140	$329,848
Restricted cash	253	252
Accounts receivable, trade (less allowance for doubtful accounts of $12,737 and $13,420)	382,207	370,765
Prepaid expenses and other current assets	166,963	130,425
Amounts due from affiliates	17,612	19,764
Derivative contracts	9,992	52,545
Total current assets	958,167	903,599
Property, plant and equipment, net of accumulated depreciation of $3,393,628 and $2,599,579	5,694,812	6,023,826
Investment securities pledged as collateral	1,409,361	1,720,357
Derivative contracts	101,007	—
Other assets	117,696	57,904
Amortizable customer relationships, net of accumulated amortization of $1,797,079 and $1,409,021	4,173,805	4,561,863
Amortizable trade names, net of accumulated amortization of $654,498 and $588,574	412,585	478,509
Other amortizable intangibles, net of accumulated amortization of $14,865 and $10,978	22,195	26,082
Indefinite-lived cable television franchises	13,020,081	13,020,081
Goodwill	8,004,808	8,019,861
Total assets	$33,914,517	$34,812,082

See accompanying notes to condensed consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2018 (Unaudited)	December 31, 2017

Current Liabilities:
Accounts payable	$801,448	$795,128
Accrued liabilities:
Interest	398,024	397,422
Employee related costs	122,404	147,727
Other accrued expenses	317,270	411,988
Amounts due to affiliates	24,392	10,998
Deferred revenue	121,913	111,197
Liabilities under derivative contracts	9,623	52,545
Credit facility debt	53,900	42,650
Senior notes and debentures	1,035,212	507,744
Capital lease obligations	5,561	9,539
Notes payable	67,109	33,424
Total current liabilities	2,956,856	2,520,362
Defined benefit plan obligations	97,518	103,163
Other liabilities	141,939	144,289
Deferred tax liability	4,716,681	4,769,286
Liabilities under derivative contracts	123,470	187,406
Collateralized indebtedness	1,392,648	1,349,474
Credit facility debt	5,625,732	4,600,873
Senior notes and debentures	14,805,268	15,352,688
Capital lease obligations	11,639	12,441
Notes payable	5,408	32,478
Deficit investment in affiliates	—	3,579
Total liabilities	29,877,159	29,076,039
Commitments and contingencies (Note 15)
Redeemable equity	170,165	231,290
Stockholders' Equity:
Preferred Stock, $.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 492,812,285 and 246,982,292 issued and outstanding	4,928	2,470
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued and 244,256,681 and 490,086,674 outstanding	2,443	4,901
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	3,856,682	4,665,229
Retained earnings	6,191	840,636
	3,870,244	5,513,236
Accumulated other comprehensive loss	(10,438)	(10,022)
Total stockholders' equity	3,859,806	5,503,214
Noncontrolling interest	7,387	1,539
Total stockholders' equity	3,867,193	5,504,753
	$33,914,517	$34,812,082
See accompanying notes to condensed consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue (including revenue from affiliates of $727, $253, $852 and $394, respectively) (See Note 14)	$2,364,153	$2,322,362	$4,693,867	$4,624,621
Operating expenses:
Programming and other direct costs (including charges from affiliates of $3,865, $1,095, $5,019 and $1,830, respectively) (See Note 14)	795,127	758,694	1,582,488	1,517,046
Other operating expenses (including charges from affiliates of $6,255, $8,666, $14,249 and $15,964, respectively) (See Note 14)	575,749	591,222	1,158,772	1,199,366
Restructuring and other expense	9,691	12,388	13,278	89,317
Depreciation and amortization (including impairments)	648,527	706,790	1,291,232	1,315,514
	2,029,094	2,069,094	4,045,770	4,121,243
Operating income	335,059	253,268	648,097	503,378
Other income (expense):
Interest expense (including $42,817 and $90,405 related to affiliates and related parties in 2017) (See Note 9)	(390,543)	(420,370)	(767,801)	(853,664)
Interest income	5,313	180	8,416	412
Gain (loss) on investments and sale of affiliate interests, net	(45,113)	57,130	(293,715)	188,788
Gain (loss) on derivative contracts, net	42,159	(66,463)	210,511	(137,507)
Gain (loss) on interest rate swap contracts	(12,929)	9,146	(44,851)	11,488
Loss on extinguishment of debt and write-off of deferred financing costs (including $513,723 related to affiliates and related parties in 2017) (See Note 10)	(36,911)	(561,382)	(41,616)	(561,382)
Other expense, net	(629)	(3,935)	(12,287)	(6,035)
	(438,653)	(985,694)	(941,343)	(1,357,900)
Loss before income taxes	(103,594)	(732,426)	(293,246)	(854,522)
Income tax benefit	5,590	252,487	66,293	298,395
Net loss	(98,004)	(479,939)	(226,953)	(556,127)
Net loss (income) attributable to noncontrolling interests	149	(365)	147	(602)
Net loss attributable to Altice USA, Inc. stockholders	$(97,855)	$(480,304)	$(226,806)	$(556,729)
Basic and diluted net loss per share	$(0.13)	$(0.73)	$(0.31)	$(0.85)
Basic and diluted weighted average common shares (in thousands)	737,069	659,145	737,069	654,362

See accompanying notes to condensed consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss	$(98,004)	$(479,939)	$(226,953)	$(556,127)
Other comprehensive income (loss):
Defined benefit pension plans:
Unrecognized actuarial gain (loss)	(359)	(4,333)	4,192	(4,333)
Applicable income taxes	97	1,733	(1,131)	1,733
Unrecognized gain (loss) arising during period, net of income taxes	(262)	(2,600)	3,061	(2,600)
Settlement loss included in other expense, net	258	389	864	389
Applicable income taxes	(70)	(156)	(234)	(156)
Settlement loss included in other expense, net, net of income taxes	188	233	630	233
Curtailment loss	—	(3,195)	—	(3,195)
Applicable income taxes	—	1,278	—	1,278
Curtailment loss, net of income taxes	—	(1,917)	—	(1,917)
Foreign currency translation adjustment	914	—	914	—
Applicable income taxes	(338)	—	(338)	—
Foreign currency translation adjustment, net	576	—	576	—
Other comprehensive gain (loss)	502	(4,284)	4,267	(4,284)
Comprehensive loss	(97,502)	(484,223)	(222,686)	(560,411)
Comprehensive loss (income) attributable to noncontrolling interests	149	(365)	147	(602)
Comprehensive loss attributable to Altice USA, Inc. stockholders	$(97,353)	$(484,588)	$(222,539)	$(561,013)

See accompanying notes to condensed consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2018, as reported	$2,470	$4,901	$4,642,128	$854,824	$(10,022)	$5,494,301	$1,539	$5,495,840
Impact of change in accounting policies (See Note 3)	—	—	—	12,666	—	12,666	—	12,666
Impact of ATS Acquisition (See Note 3)	—	—	23,101	(26,854)	—	(3,753)	—	(3,753)
Balance at January 1, 2018, as adjusted	2,470	4,901	4,665,229	840,636	(10,022)	5,503,214	1,539	5,504,753
Net loss attributable to stockholders	—	—	—	(226,806)	—	(226,806)	—	(226,806)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(147)	(147)
Contributions from noncontrolling interests	—	—	—	—	—	—	5,995	5,995
Pension liability adjustments, net of income taxes	—	—	—	—	3,691	3,691	—	3,691
Foreign currency translation adjustment	—	—	—	—	576	576	—	576
Share-based compensation expense	—	—	33,849	—	—	33,849	—	33,849
Redeemable equity vested	—	—	111,521	—	—	111,521	—	111,521
Change in redeemable equity			(50,396)			(50,396)		(50,396)
Dividend payment	—	—	(963,711)	(536,224)	—	(1,499,935)	—	(1,499,935)
Conversion of Class B to Class A shares, including $2,424 in connection with the Distribution	2,458	(2,458)	—	—	—	—	—	—
Impact of i24 Acquisition	—	—	61,049	(73,578)	(2,520)	(15,049)		(15,049)
Other changes to equity	—	—	(859)	—	—	(859)	—	(859)
Adoption of ASU No. 2018-02	—	—	—	2,163	(2,163)	—	—	—
Balance at June 30, 2018	$4,928	$2,443	$3,856,682	$6,191	$(10,438)	$3,859,806	$7,387	$3,867,193

See accompanying notes to condensed consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(226,953)	$(556,127)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,291,232	1,315,514
Equity in net loss of affiliates	10,849	4,122
Loss (gain) on investments and sale of affiliate interests, net	293,715	(188,788)
Loss (gain) on derivative contracts, net	(210,511)	137,507
Loss on extinguishment of debt and write-off of deferred financing costs	41,616	561,382
Amortization of deferred financing costs and discounts (premiums) on indebtedness	36,971	7,214
Settlement loss related to pension plan	864	389
Share-based compensation expense	33,849	25,927
Deferred income taxes	(80,280)	(311,809)
Provision for doubtful accounts	29,462	32,918
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(37,224)	(8,006)
Other receivables	(5,926)	7,949
Prepaid expenses and other assets	(31,951)	(2,015)
Amounts due from and due to affiliates	8,573	(28,005)
Accounts payable	49,449	67,482
Accrued liabilities	(110,227)	(256,661)
Deferred revenue	20,536	10,614
Liabilities related to interest rate swap contracts	45,199	(8,500)
Net cash provided by operating activities	1,159,243	811,107
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(5,308)	(43,608)
Sale of affiliate interests	(3,537)	—
Capital expenditures	(498,297)	(463,590)
Proceeds related to sale of equipment, including costs of disposal	6,858	1,536
Increase in other investments	(2,500)	(3,550)
Additions to other intangible assets	—	(744)
Net cash used in investing activities	(502,784)	(509,956)

See accompanying notes to condensed consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
Proceeds from credit facility debt, net of discounts	$1,642,500	$4,977,425
Repayment of credit facility debt	(621,325)	(3,573,750)
Issuance of senior notes and debentures	2,050,000	—
Proceeds from collateralized indebtedness, net	337,124	490,816
Repayment of collateralized indebtedness and related derivative contracts, net	(337,124)	(483,081)
Dividends to stockholders	(1,499,935)	(919,317)
Redemption of senior notes, including premiums and fees	(2,123,756)	(979,280)
Repayment of notes payable	(446)	—
Principal payments on capital lease obligations	(6,019)	(8,061)
Additions to deferred financing costs	(22,277)	(7,352)
Other	(859)	—
Contingent payment for acquisition	(28,940)	—
Contributions from noncontrolling interests	5,995	51,135
Proceeds from IPO, net of fees	—	349,156
Net cash provided by (used in) financing activities	(605,062)	(102,309)
Net increase in cash and cash equivalents	51,397	198,842

Effect of exchange rate changes on cash and cash equivalents	(104)	—
Net increase in cash and cash equivalents	51,293	198,842
Cash, cash equivalents and restricted cash at beginning of year	330,100	503,093
Cash, cash equivalents and restricted cash at end of period	$381,393	$701,935

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 1.    DESCRIPTION OF BUSINESS AND RELATED MATTERS
The Company and Related Matters
Altice USA, Inc. ("Altice USA" or the "Company") was incorporated in Delaware on September 14, 2015. Prior to the Altice N.V. distribution discussed below, Altice USA was majority‑owned by Altice N.V., a public company with limited liability (naamloze vennootshcap) under Dutch law. Since the completion of the Altice N.V. distribution discussed below, the Company is no longer majority-owned by Altice N.V.
The Company provides broadband communications and video services in the United States. It delivers broadband, pay television, telephony services, proprietary content and advertising services to residential and business customers.
Altice N.V., through a subsidiary, acquired Cequel Corporation ("Cequel" or "Suddenlink") on December 21, 2015 (the "Cequel Acquisition") and Cequel was contributed to Altice USA on June 9, 2016. Altice USA acquired Cablevision Systems Corporation ("Cablevision" or "Optimum") on June 21, 2016 (the "Cablevision Acquisition").
The Company classifies its operations into two reportable segments: Cablevision, which operates in the New York metropolitan area, and Cequel, which principally operates in markets in the south‑central United States.
The accompanying condensed combined consolidated financial statements ("condensed consolidated financial statements") include the accounts of the Company and all subsidiaries in which the Company has a controlling interest and gives effect to the ATS Acquisition and the i24 Acquisition discussed below on a combined basis. All significant inter-company accounts and transactions have been eliminated in consolidation.
The accompanying condensed consolidated operating results for the three and six months ended June 30, 2017 reflect the retrospective adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers and ASU No. 2017‑07 Compensation-Retirement Benefits (Topic 715). See Note 3 for further details of the impact on the Company's historical financial statements.
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
In January 2018, the Company acquired 70% of the equity interests in Altice Technical Services US Corp. ("ATS") for $1.00 (the "ATS Acquisition") and the Company became the owner of 100% of the equity interests in ATS in March 2018. ATS was previously owned by Altice N.V. and a member of ATS's management through a holding company. As the acquisition was a combination of businesses under common control, the Company combined the results of operations and related assets and liabilities of ATS for all periods since its formation. See Note 3 for the impact of the ATS Acquisition on the Company's condensed consolidated balance sheet as of December 31, 2017 and on the Company's statement of operations for the three and six months ended June 30, 2017.
Acquisition of i24NEWS
In April 2018, Altice N.V. transferred its ownership of i24 US and i24 Europe ("i24NEWS"), Altice N.V.'s 24/7 international news and current affairs channels to the Company for minimal consideration (the "i24 Acquisition"). As the acquisition was a combination of businesses under common control, the Company combined the results of operations and related assets and liabilities of i24NEWS as of April 1, 2018. Operating results for periods prior to April 1, 2018 and the balance sheet as of December 31, 2017 have not been revised to reflect the i24 Acquisition as the impact was deemed immaterial.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Altice N.V. Distribution
On June 8, 2018, Altice N.V. distributed substantially all of its equity interest in the Company through a distribution in kind to holders of Altice N.V.'s common shares A and common shares B (the “Distribution”). The Distribution took place by way of a special distribution in kind by Altice N.V. of its 67.2% interest in the Company to Altice N.V. shareholders. Each shareholder of Altice N.V. on May 23, 2018, the Distribution record date, received 0.4163 shares of the Company's common stock for every share held by such shareholder in Altice N.V. Between May 24, 2018 and June 4, 2018, each Altice N.V. shareholder was given the opportunity to elect the percentage of shares of the Company's Class A common stock and shares of the Company's Class B common stock such shareholder would receive in the Distribution, whereby the number of shares of the Company's Class B common stock to be distributed was subject to a cap of 50% of the total shares of the Company's common stock being distributed (the “Class B Cap”). Because the Class B Cap had been exceeded, the shares of the Company's Class B common stock delivered to Altice N.V.’s shareholders of record who elected to receive them were subject to proration, and such shareholders received shares of the Company's Class A common stock.
Immediately following the Distribution, there were 489,384,523 shares of Altice USA Class A common stock and 247,684,443 shares of Altice USA Class B common stock outstanding.
Prior to Altice N.V.'s announcement of the Distribution, the Board of Directors of Altice USA, acting through its independent directors, approved the payment of a $2.035 dividend to all shareholders of record on May 22, 2018. The payment of the dividend, aggregating $1,499,935, was made on June 6, 2018, and was funded with cash at CSC Holdings LLC, a wholly-owned subsidiary of Cablevision, from financings completed in January 2018 and cash generated from operations at Cequel. In connection with the payment of the dividend, the Company recorded a decrease in retained earnings of $536,224, representing the cumulative earnings through the payment date, and a decrease in paid in capital of $963,711.
In addition, the Board of Directors of Altice USA also authorized a share repurchase program of $2.0 billion, effective June 8, 2018.
In connection with the Distribution, the Management Advisory and Consulting Services Agreement with Altice N.V. which provided certain consulting, advisory and other services was terminated. Compensation under the terms of the agreement was an annual fee of $30,000 paid by the Company.
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
The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and the Company's financial statements and notes thereto included on Form 8-K filed on May 21, 2018.
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation- Stock Compensation (Topic 718). ASU No. 2017‑09 provides clarity and guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017‑09 was adopted by the Company on January 1, 2018 and it had no impact to the Company's condensed consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715). ASU No. 2017‑07 requires that an employer disaggregate the service cost component from the other components of net benefit cost. It also provides guidance on how to present the service cost component and the other components of net benefit cost in the income statement and what component of net benefit cost is eligible for capitalization. ASU No. 2017‑07 was adopted by the Company on January 1, 2018 and was applied retrospectively. As a result of the adoption, the Company reclassified the non-service cost components of the Company's pension expense for the three and six months ended March 31, 2017 from other operating expenses to other income (expense), net. The Company elected to apply the practical expedient which allowed it to reclassify amounts disclosed previously in the benefits plan note as the basis for applying retrospective presentation for comparative periods, as the Company determined it was impracticable to disaggregate the cost components for amounts capitalized and amortized in those periods. See Note 3 for information on the impact of the adoption of ASU No. 2017-07.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which amends Topic 805 to interpret the definition of a business by adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted the new guidance on January 1, 2018 and it had no impact to the Company's condensed consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU No. 2016-01 modifies how entities measure certain equity investments and also modifies the recognition of changes in the fair value of financial liabilities measured under the fair value option. Entities will be required to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. For financial liabilities measured using the fair value option, entities will be required to record changes in fair value caused by a change in instrument-specific credit risk (own credit risk) separately in other comprehensive income. ASU No. 2016-01 was adopted by the Company on January 1, 2018 and it had no impact to the Company's condensed consolidated financial statements.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU No. 2016-15 also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The Company adopted the new guidance on January 1, 2018 and it had no impact to the Company's condensed consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases, which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance becomes effective for the Company on January 1, 2019. Although, the Company has not yet completed the evaluation of the effect that ASU No. 2016-02 will have on its consolidated financial statements, upon adoption, the Company expects to recognize a right of use asset and liability related to substantially all operating lease arrangements on the Company's consolidated balance sheet.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Third Party Product Giveaways and Incentives
When the Company acts as the agent in providing certain product giveaways or incentives, revenue is recorded net of the costs of the giveaways and incentives. For the three and six months ended June 30, 2017, costs of $5,979 and $9,396, respectively for the giveaways and incentives recorded in other operating expense have been reclassified to revenue.
Bundled Services
The Company provides bundled services at a discounted rate to its customers. Under ASC 606, revenue should be allocated to separate performance obligations within a bundled offering based on the relative stand-alone selling price of each service within the bundle. In connection with the adoption of ASC 606, the Company revised the amounts allocated to each performance obligation within its bundled offerings which reduced previously reported revenue for telephony services and increased previously reported revenue allocated to pay television and broadband services.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following table summarizes the impact of adopting ASC 606 and ASU No. 2017-07 and the impact of the ATS Acquisition on the Company's condensed consolidated statements of operations:

	Three Months Ended June 30, 2017
	As Reported	Impact of ASC 606	Impact of ASU No. 2017-07	Impact of ATS Acquisition	As Adjusted
Residential:
Pay TV	$1,059,857	$11,306	$—	$—	$1,071,163
Broadband	629,416	13,204	—	—	642,620
Telephony	208,451	(30,190)	—	—	178,261
Business services and wholesale	323,940	(299)	—	—	323,641
Advertising	97,501	—	—	—	97,501
Other	9,176	—	—	—	9,176
Total revenue	2,328,341	(5,979)	—	—	2,322,362

Programming and other direct costs	758,694	—	—	—	758,694
Other operating expenses	593,690	(5,979)	(5,055)	8,566	591,222
Restructuring and other expense	12,388	—	—	—	12,388
Depreciation and amortization	706,787	—	—	3	706,790
Operating income	256,782	—	5,055	(8,569)	253,268
Other expense, net	(980,640)	—	(5,055)	1	(985,694)
Loss before income taxes	(723,858)	—	—	(8,568)	(732,426)
Income tax benefit	249,068	—	—	3,419	252,487
Net loss	$(474,790)	$—	$—	$(5,149)	$(479,939)

	Six Months Ended June 30, 2017
	As Reported	Impact of ASC 606	Impact of ASU No. 2017-07	Impact of ATS Acquisition	As Adjusted
Residential:
Pay TV	$2,131,218	$23,823	$—	$—	$2,155,041
Broadband	1,241,185	27,353	—	—	1,268,538
Telephony	419,324	(60,102)	—	—	359,222
Business services and wholesale	643,531	(470)	—	—	643,061
Advertising	180,862	—	—	—	180,862
Other	17,897	—	—	—	17,897
Total revenue	4,634,017	(9,396)	—	—	4,624,621

Programming and other direct costs	1,517,046	—	—	—	1,517,046
Other operating expenses	1,207,127	(9,396)	(6,931)	8,566	1,199,366
Restructuring and other expense	89,317	—	—	—	89,317
Depreciation and amortization	1,315,511	—	—	3	1,315,514
Operating income	505,016	—	6,931	(8,569)	503,378
Other expense, net	(1,350,970)	—	(6,931)	1	(1,357,900)
Loss before income taxes	(845,954)	—	—	(8,568)	(854,522)
Income tax benefit	294,976	—	—	3,419	298,395
Net loss	$(550,978)	$—	$—	$(5,149)	$(556,127)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 4.    NET LOSS PER SHARE ATTRIBUTABLE TO STOCKHOLDERS
Basic net loss per common share attributable to Altice USA stockholders is computed by dividing net loss attributable to Altice USA stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share attributable to Altice USA stockholders excludes the effects of common stock equivalents as they are anti-dilutive.
The weighted average number of shares used to compute basic and diluted net loss per share for the three and six months ended June 30, 2017 reflect the retroactive impact of certain organizational transactions that occurred prior to the Company's IPO.
NOTE 5.    REVENUE AND CONTRACT ASSETS
Revenue Recognition
Residential Services
The Company derives revenue through monthly charges to residential customers of its pay television, broadband, and telephony services, including installation services. In addition, the Company derives revenue from digital video recorder ("DVR"), video-on-demand ("VOD"), pay‑per‑view, and home shopping commissions which are reflected in "Residential pay TV" revenues. The Company recognizes pay television, broadband, and telephony revenues as the services are provided to a customer on a monthly basis. Revenue from the sale of bundled services at a discounted rate is allocated to each product based on the standalone selling price of each performance obligation within the bundled offer. The standalone selling price requires judgment and is typically determined based on the current prices at which the separate services are sold by the Company. Installation revenue for the Company's residential services is deferred and recognized over the benefit period, which is estimated to be less than one year. The estimated benefit period takes into account both quantitative and qualitative factors including the significance of average installation fees to total recurring revenue per customer.
The Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  In instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three and six months ended June 30, 2018 the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $63,362 and $127,192, respectively. For the three and six months ended June 30, 2017 the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $64,804 and $129,790, respectively.
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
Contract Assets
Incremental costs incurred in obtaining a contract with a customer are deferred and recorded as a contract asset if the period of benefit is expected to be greater than one year. Sales commissions for enterprise and certain SMB customers are deferred and amortized over the average contract term. For sales commission expenses related to residential and SMB customers with a term of one year or less, the Company is utilizing the practical expedient and is recognizing the costs when incurred.  Cost of fulfilling a contract with a customer are deferred and recorded as a contract asset if they generate or enhance resources of the Company that will be used in satisfying future performance obligations and are expected to be recovered. Installation costs related to residential and SMB customers that are not capitalized as part of the initial deployment of new customer premise equipment are expensed as incurred pursuant to industry-specific guidance.
The following table provides information about contracts assets and contract liabilities related to contracts with customers:

	June 30, 2018	December 31, 2017, as adjusted
Contract assets (a)	$24,358	$24,329
Deferred revenue (b)	138,165	117,679

(a)	Contract assets include primarily sales commissions for enterprise customers that are deferred and amortized over the average contract term.

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
The Company's non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2018	2017
Non-Cash Investing and Financing Activities:
Continuing Operations:
Conversion of notes payable to affiliates and related parties of $1,750,000 (together with accrued and unpaid interest and applicable premium) to common stock (See Note 9)	$—	$2,264,252
Property and equipment accrued but unpaid	120,958	87,003
Notes payable issued to vendor for the purchase of equipment	44,466	—
Capital lease obligations	1,349	—
Leasehold improvements paid by landlord	350	—
Supplemental Data:
Cash interest paid	732,231	1,000,276
Income taxes paid, net	8,940	19,442

The Company’s previously reported statement of cash flows for the three months ended March 31, 2017 reflected distributions to stockholders of $79,617 in cash flows from operating activities. These distributions should have been reflected in cash flows from financing activities.
NOTE 7.    RESTRUCTURING COSTS AND OTHER EXPENSE
Restructuring
Beginning in the first quarter of 2016, the Company commenced its restructuring initiatives (the "2016 Restructuring Plan") that are intended to simplify the Company's organizational structure.

The following table summarizes the activity for the 2016 Restructuring Plan during 2018:
	Severance and Other Employee Related Costs	Facility Realignment and Other Costs	Total
Accrual balance at December 31, 2017	$113,474	$9,626	$123,100
Restructuring charges	4,182	3,334	7,516
Payments and other	(65,692)	(5,853)	(71,545)
Accrual balance at June 30, 2018	$51,964	$7,107	$59,071
The Company recorded restructuring charges of $12,246 and $88,997 for the three and six months ended June 30, 2017 relating to the 2016 Restructuring Plan.
Cumulative costs through June 30, 2018 relating to the 2016 Restructuring Plan amounted to $315,319 and $68,696 for our Cablevision and Cequel segments, respectively.
Transaction Costs
The Company incurred transaction costs of $3,496 and $5,762 for the three and six months ended June 30, 2018 relating to the Distribution discussed in Note 1 and $142 and $320 for the three and six months ended June 30, 2017 related to the acquisition of a business.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 8.    INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired amortizable intangible assets:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

Customer relationships	$5,970,884	$(1,797,079)	$4,173,805	$5,970,884	$(1,409,021)	$4,561,863	8 to 18 years
Trade names	1,067,083	(654,498)	412,585	1,067,083	(588,574)	478,509	2 to 5 years
Other amortizable intangibles	37,060	(14,865)	22,195	37,060	(10,978)	26,082	1 to 15 years
	$7,075,027	$(2,466,442)	$4,608,585	$7,075,027	$(2,008,573)	$5,066,454
Amortization expense for the three and six months ended June 30, 2018 aggregated to $226,052 and $457,869, respectively, and for the three and six months ended June 30, 2017 aggregated $317,219 and $555,238, respectively.
The following table summarizes information relating to the Company's acquired indefinite-lived intangible assets:

	June 30, 2018			December 31, 2017
	Cablevision	Cequel	Total	Cablevision	Cequel	Total
Cable television franchises	$8,113,575	$4,906,506	$13,020,081	$8,113,575	$4,906,506	$13,020,081
Goodwill	5,866,108	2,138,700	8,004,808	5,866,120	2,153,741	8,019,861
Total	$13,979,683	$7,045,206	$21,024,889	$13,979,695	$7,060,247	$21,039,942
The carrying amount of goodwill is presented below:

Gross goodwill as of December 31, 2017, as reported	$7,996,760
ATS goodwill included in Cablevision segment (See Note 3 for further details)	23,101
Gross goodwill as of December 31, 2017, as adjusted	8,019,861
Adjustment to purchase accounting relating to business acquired in fourth quarter of 2017	(12)
Reclassification of Cequel segment goodwill to property, plant and equipment	(15,041)
Net goodwill as of June 30, 2018	$8,004,808

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 9.    DEBT
The following table provides details of the Company's outstanding credit facility debt:

			June 30, 2018		December 31, 2017
	Maturity Date	Interest Rate	Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Restricted Group:
Revolving Credit Facility (b)	$20,000 on October 9, 2020, remaining balance on November 30, 2021	—%	$—	$—	$450,000	$425,488
Term Loan Facility	July 17, 2025	4.32%	2,970,000	2,953,265	2,985,000	2,967,818
Incremental Term Loan Facility	January 25, 2026	4.57%	1,500,000	1,482,214	—	—
Cequel:
Revolving Credit Facility (c)	$65,000 on November 30, 2021, and remaining balance on April 5, 2023	—%	—	—	—	—
Term Loan Facility	July 28, 2025	4.34%	1,252,350	1,244,153	1,258,675	1,250,217
			$5,722,350	5,679,632	$4,693,675	4,643,523
Less: Current portion				53,900		42,650
Long-term debt				$5,625,732		$4,600,873

(a)	The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums.

(b)
At June 30, 2018, $138,323 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $2,161,677 of the facility was undrawn and available, subject to covenant limitations.

(c)
At June 30, 2018, $7,636 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $342,364 of the facility was undrawn and available, subject to covenant limitations.

In January 2018, CSC Holdings borrowed $150,000 under its revolving credit facility and entered into a new $1,500,000 incremental term loan facility (the "Incremental Term Loan") under its existing credit facilities agreement. The Incremental Term Loan was priced at 99.5% and will mature on January 25, 2026. The Incremental Term Loan is comprised of eurodollar borrowings or alternate base rate borrowings, and bears interest at a rate per annum equal to the adjusted LIBO rate or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 1.50% per annum and (ii) with respect to any eurodollar loan, 2.50% per annum.
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
As of June 30, 2018, the Company was in compliance with all of its financial covenants under the CSC Holdings credit facilities agreement and the Cequel credit facilities agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Senior Guaranteed Notes, Senior Secured Notes and Senior Notes and Debentures
The following table summarizes the Company's senior guaranteed notes, senior secured notes and senior notes and debentures:

						June 30, 2018		December 31, 2017
Date Issued	Maturity Date	Interest Rate				Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
February 6, 1998	February 15, 2018	7.875%	(b)	(f)	(o)	$—	$—	$300,000	$301,184
July 21, 1998	July 15, 2018	7.625%	(b)	(f)	(q)	500,000	500,600	500,000	507,744
February 12, 2009	February 15, 2019	8.625%	(c)	(f)		526,000	534,611	526,000	541,165
November 15, 2011	November 15, 2021	6.750%	(c)	(f)		1,000,000	964,587	1,000,000	960,146
May 23, 2014	June 1, 2024	5.250%	(c)	(f)		750,000	666,063	750,000	660,601
October 9, 2015	January 15, 2023	10.125%	(e)			1,800,000	1,779,609	1,800,000	1,777,914
October 9, 2015	October 15, 2025	10.875%	(e)	(l)		1,684,221	1,662,002	1,684,221	1,661,135
CSC Holdings Senior Guaranteed Notes:
October 9, 2015	October 15, 2025	6.625%	(e)			1,000,000	987,368	1,000,000	986,717
September 23, 2016	April 15, 2027	5.500%	(g)			1,310,000	1,304,697	1,310,000	1,304,468
January 29, 2018	February 1, 2028	5.375%	(n)			1,000,000	991,730	—	—
Cablevision Senior Notes (k):
April 15, 2010	April 15, 2018	7.750%	(c)	(f)	(o)	—	—	750,000	754,035
April 15, 2010	April 15, 2020	8.000%	(c)	(f)		500,000	493,606	500,000	492,009
September 27, 2012	September 15, 2022	5.875%	(c)	(f)		649,024	578,734	649,024	572,071
Cequel and Cequel Capital Senior Notes (l):
Oct. 25, 2012 Dec. 28, 2012	September 15, 2020	6.375%	(d)	(m)		—	—	1,050,000	1,027,493
May 16, 2013 Sept. 9, 2014	December 15, 2021	5.125%	(d)			1,250,000	1,151,107	1,250,000	1,138,870
June 12, 2015	July 15, 2025	7.750%	(i)			620,000	605,143	620,000	604,374
April 5, 2018	April 1, 2028	7.500%	(p)			1,050,000	1,048,185	—	—
Altice US Finance I Corporation Senior Secured Notes (l):
June 12, 2015	July 15, 2023	5.375%	(h)			1,100,000	1,083,846	1,100,000	1,082,482
April 26, 2016	May 15, 2026	5.500%	(j)			1,500,000	1,488,592	1,500,000	1,488,024
						$16,239,245	15,840,480	$16,289,245	15,860,432
Less: current portion							1,035,212		507,744
Long-term debt							$14,805,268		$15,352,688

(a)	The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums.

(b)	The debentures are not redeemable by CSC Holdings prior to maturity.

(c)	Notes are redeemable at any time at a specified "make-whole" price plus accrued and unpaid interest to the redemption date.

(d)	The Company may redeem some or more of all the notes at the redemption price set forth in the relevant indenture, plus accrued and unpaid interest.

(e)
The Company may redeem some or all of the 2023 Notes at any time on or after January 15, 2019, and some or all of the 2025 Notes and 2025 Guaranteed Notes at any time on or after October 15, 2020, at the redemption prices set forth in the relevant indenture, plus accrued and unpaid interest, if any.  The Company may also redeem up to 40% of each series of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

the notes using the proceeds of certain equity offerings before October 15, 2018, at a redemption price equal to 110.125% for the 2023 Notes, 110.875% for the 2025 Notes and 106.625% for the 2025 Guaranteed Notes, in each case plus accrued and unpaid interest. In addition, at any time prior to January 15, 2019, CSC Holdings may redeem some or all of the 2023 Notes, and at any time prior to October 15, 2020, the Company may redeem some or all of the 2025 Notes and the 2025 Guaranteed Notes, at a price equal to 100% of the principal amount thereof, plus a “make whole” premium specified in the relevant indenture plus accrued and unpaid interest.

(f)	The carrying value of the notes was adjusted to reflect their fair value on the date of the Cablevision Acquisition (aggregate reduction of $52,788).

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

(k)
The issuers of these notes have no ability to service interest or principal on the notes, other than through any dividends or distributions received from CSC Holdings. CSC Holdings is restricted, in certain circumstances, from paying dividends or distributions to the issuers by the terms of the CSC Holdings credit facilities agreement.

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

(m)	These notes were repaid in April 2018 with the proceeds from the issuance of new senior notes.

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

(p)
The 2028 Senior Notes are redeemable at any time prior to April 1, 2023 at a redemption price equal to 100% of the principal amount thereof plus the applicable premium plus accrued and unpaid interest, if any. Up to 40% of the original aggregate principal amount of the 2028 Senior Notes may be redeemed using the proceeds of certain equity offerings before April 1, 2021, at a redemption price equal to 107.50% of the principal amount, plus accrued and unpaid interest. In addition, the 2028 Senior Notes are redeemable at any time on or after April 1, 2023 at the redemption prices set forth in indenture, plus accrued and unpaid interest.

(q)	These notes were repaid in July 2018 with borrowings under CSC Holdings revolving credit facility agreement (see Note 17).
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
The proceeds from the 2028 Guaranteed Notes, together with proceeds from the Incremental Term Loan (discussed above), borrowings under the CVC revolving credit facility and cash on hand, were used in February 2018 to repay $300,000 principal amount of CSC Holdings' senior notes due in February 2018 and $750,000 principal amount of Cablevision senior notes due in April 2018 and a portion was used to fund the dividend of $1,499,935 to the Company's stockholders immediately prior to and in connection with the Distribution discussed in Note 1. In connection with the redemption of Cablevision senior notes, the Company paid a call premium of approximately $7,019, which was recorded as a loss on extinguishment of debt and also recorded a write-off of the unamortized premium of $2,314.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

In April 2018, Cequel Communications Holdings I, LLC and Cequel Capital Corporation each an indirect, wholly owned subsidiary of the Company, issued $1,050,000 aggregate principal amount of 7.50% senior notes due April 1, 2028 (the "2028 Senior Notes"). The proceeds of these notes were used in April 2018 to redeem the $1,050,000 aggregate principal amount 6 3/8% senior notes due September 15, 2020. In connection with the redemption of these notes, the Company paid a call premium of approximately $16,737, which was recorded as a loss on extinguishment of debt and also recorded a write-off of deferred financings costs aggregating $20,173.
The indentures under which the senior notes and debentures were issued contain various covenants.  The Company was in compliance with all of its financial covenants under these indentures as of June 30, 2018.
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
For the three and six months ended June 30, 2017, the Company recognized $42,817 and $90,405 of interest expense related to these notes prior to their conversion.
Summary of Debt Maturities
The future maturities of debt payable by the Company under its various debt obligations outstanding as of June 30, 2018, including notes payable, collateralized indebtedness (see Note 10), and capital leases, are as follows:

Years Ending December 31,	Cablevision	Cequel	Total
2018	$540,854	$11,657	$552,511
2019	595,243	43,984	639,227
2020	548,570	12,705	561,275
2021	2,506,990	1,262,715	3,769,705
2022	695,917	12,726	708,643
Thereafter	11,813,209	5,466,380	17,279,589
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  If any one of these contracts were terminated prior to its scheduled maturity date, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2018, the Company did not have an early termination shortfall relating to any of these contracts.
The Company monitors the financial institutions that are counterparties to its equity derivative contracts.  All of the counterparties to such transactions carry investment grade credit ratings as of June 30, 2018.
Interest Rate Swap Contracts
In May 2018, the Company entered into two interest rate swap contracts whereby one contract converts the interest rate on $2,970,000 of the CSC Holdings Term Loan Facility from a one-month LIBO rate to a three-month LIBO rate minus 0.226% and the second contract converts the interest rate on $1,496,250 of the CSC Holdings Incremental Term Loan from a one-month LIBO rate to a three-month LIBO rate minus 0.226%. The objective of these swaps is to potentially pay a lower interest rate than what the Company can elect under the terms of the CSC Holdings credit facilities agreement.
In April 2018, the Company entered into an interest rate swap contract which converts the interest rate on $1,255,513 of the Cequel Term Loan B from a one-month LIBO rate to a three-month LIBO rate minus 0.225%. The objective of this swap is to potentially pay a lower interest rate than what the Company can elect under the terms of the Cequel credit facilities agreement.
In June 2016, the Company entered into two fixed to floating interest rate swap contracts. One fixed to floating interest rate swap is converting $750,000 from a fixed rate of 1.6655% to a six-month LIBO rate and a second tranche of $750,000 from a fixed rate of 1.68% to a six-month LIBO rate. The objective of these swaps is to adjust the proportion of total debt that is subject to fixed and variable interest rates.
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
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the condensed consolidated balance sheets:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at June 30, 2018	Fair Value at December 31, 2017	Fair Value at June 30, 2018	Fair Value at December 31, 2017

Interest rate swap contracts	Derivative contracts, current	$369	$—	$—	$—
Prepaid forward contracts	Derivative contracts, current	9,623	52,545	(9,623)	(52,545)
Prepaid forward contracts	Derivative contracts, long-term	101,007	—	—	(109,504)
Interest rate swap contracts	Liabilities under derivative contracts, long-term	—	—	(123,470)	(77,902)
		$110,999	$52,545	$(133,093)	$(239,951)
Gains from the Company's derivative contracts related to the Comcast common stock for the three and six months ended June 30, 2018 of $42,159 and $210,511, respectively, are reflected in gain (loss) on derivative contracts, net in the Company's condensed consolidated statement of operations.
For the three and six months ended June 30, 2018 , the Company recorded a loss on investments of $58,420 and $310,996, respectively, primarily representing the net decrease in the fair values of the investment securities pledged as collateral.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

For the three and six months ended June 30, 2018, the Company recorded a loss on interest rate swap contracts of $12,929 and $44,851, respectively.
Settlements of Collateralized Indebtedness
The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts during the six months ended June 30, 2018:

Number of shares (a)	10,802,118
Collateralized indebtedness settled	$(337,148)
Derivatives contracts settled	24
(337,124)
Proceeds from new monetization contracts	337,124
Net cash proceeds	$—
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
The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis:

	Fair Value Hierarchy	June 30, 2018	December 31, 2017
Assets:
Money market funds	Level I	$218,940	$5,949
Investment securities pledged as collateral	Level I	1,409,361	1,720,357
Prepaid forward contracts	Level II	110,630	52,545
Interest rate swap contracts	Level II	369	—
Liabilities:
Prepaid forward contracts	Level II	9,623	162,049
Interest rate swap contracts	Level II	123,470	77,902
Contingent consideration related to 2017 acquisitions	Level III	2,233	32,233
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
The fair value of the contingent consideration as of June 30, 2018 related to the acquisition in the fourth quarter of 2017 amounted to approximately $2,233. The estimated amount recorded as of June 30, 2018 is approximately 51% of the contractual amount. The fair value of the consideration was estimated based on a probability assessment of attaining the targets as of June 30, 2018.
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
The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying condensed consolidated balance sheets, are summarized as follows:

		June 30, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value
CSC Holdings debt instruments:
Credit facility debt	Level II	$4,435,479	$4,470,000	$3,393,306	$3,435,000
Collateralized indebtedness	Level II	1,392,648	1,338,105	1,349,474	1,305,932
Senior guaranteed notes	Level II	3,283,795	3,195,375	2,291,185	2,420,000
Senior notes and debentures	Level II	6,107,472	6,727,849	6,409,889	7,221,846
Notes payable	Level II	36,161	35,962	56,956	55,289
Cablevision senior notes:
Senior notes and debentures	Level II	1,072,340	1,165,034	1,818,115	1,931,239
Cequel debt instruments:
Cequel credit facility debt	Level II	1,244,153	1,252,350	1,250,217	1,258,675
Senior secured notes	Level II	2,572,438	2,535,500	2,570,506	2,658,930
Senior notes	Level II	2,804,435	2,942,800	2,770,737	2,983,615
Notes payable	Level II	36,356	36,356	8,946	8,946
		$22,985,277	$23,699,331	$21,919,331	$23,279,472

(a)	Amounts are net of unamortized deferred financing costs, premiums and discounts.
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
NOTE 12.    INCOME TAXES
In general, the Company is required to use an estimated annual effective tax rate ("AETR") to measure the income tax expense or benefit recognized on a year to date basis in an interim period. . In addition, certain items included in income tax expense as well as the tax impact of certain items included in pretax income must be treated as discrete items. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

income tax expense or benefit associated with these discrete items is fully recognized in the interim period in which the items occur.
The Company recorded income tax benefit of $5,590 and $66,293 for the three and six months ended June 30, 2018, reflecting an effective tax rate of approximately 5% and 23%, respectively. The tax benefit was calculated based upon the actual effective tax rate for the year-to-date period. The Company determined this to represent the best estimate of the annual effective tax rate in light of the magnitude of the expected income and the significant permanent differences.
The Company recorded income tax benefit of $252,487 and $298,395 for the three and six months ended June 30, 2017, reflecting the AETR of approximately 34% and 35%, respectively.
As of June 30, 2018, the Company's federal net operating losses (“NOLs”) were approximately $2,274,000. The utilization of certain pre-merger NOLs of Cablevision and Cequel are limited pursuant to Internal Revenue Code Section 382. The Company does not expect such limitations to impact the ability to utilize the NOLs prior to their expiration.
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
The following table summarizes activity relating to carry units:

	Number of Time Vesting Awards	Number of Performance Based Vesting Awards	Weighted Average Grant Date Fair Value
Balance, December 31, 2017	168,550,001	10,000,000	$0.71
Vested	(43,462,500)	—	0.37
Forfeited	(7,375,001)	—	0.60
Balance, June 30, 2018	117,712,500	10,000,000	0.94
The weighted average fair value per unit was $2.14 and $2.50 as of June 30, 2018 and December 31, 2017, respectively. For the three and six months ended June 30, 2018, the Company recognized an expense of $7,993 and $25,494 related to the push down of share-based compensation expense related to the carry unit plan. For the three and six months ended

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

June 30, 2017, the Company recognized an expense of $18,079 and $25,927 related to the push down of share-based compensation related to the carry unit plan.
Stock Option Plan
The following table summarizes activity related to employee stock options for the six months ended June 30, 2018:

	Shares Under Option		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
	Time Vesting	Performance Based Vesting			Aggregate Intrinsic Value (a)
Balance at December 31, 2017	5,110,747	—	$19.48	9.97	$8,944
Granted	1,943,676	95,953	18.34
Forfeited	(179,705)	(22,314)	20.94
Balance at June 30, 2018	6,874,718	73,639	19.10	9.30	(14,202)
Options exercisable at June 30, 2018	—	—	—	—	—

(a)	The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of the Company's Class A common stock at the respective date.
The Company recognized share based compensation expense related to employee stock options for the three and six months ended June 30, 2018 of $4,233 and $8,355, respectively.
The following aggregate assumptions were used to calculate the fair values of stock option awards granted during the six months ended June 30, 2018:

Risk-free interest rate	2.75%
Expected life (in years)	6.49
Dividend yield	—%
Volatility	35.16%
Grant date fair value	$7.08
NOTE 14.    AFFILIATE AND RELATED PARTY TRANSACTIONS
Equity Method Investments
In April 2018, Altice N.V. transferred its ownership of i24 US and i24 Europe ('i24NEWS"), Altice N.V.'s 24/7 international news and current affairs channels to the Company for minimal consideration (the "i24NEWS Acquisition"). As the acquisition was a combination of businesses under common control, the Company combined the results of operations and related assets and liabilities of i24NEWS as of April 1, 2018. Operating results for periods prior to April 1, 2018 and the balance sheet as of December 31, 2017 have not been revised to reflect the combination of i24NEWS as the impact was deemed immaterial.
The Company's equity in the net losses of i24NEWS prior to April 1, 2018 of $1,130 for the six months ended June 30, 2018 and $1,338 and $2,585 for three and six months ended June 30, 2017 were recorded using the equity method and reflected in other expense, net in the Company's statements of operations. The Company's investment in i24NEWS as of December 31, 2017 of $930 is included in investment in affiliates on the Company's condensed consolidated balance sheet.
In April 2018, the Company redeemed a 24% interest in Newsday LLC ("Newsday") and recognized a gain of $13,298, reflected in gain (loss) on investments and sale of affiliate interests, net in the Company's statements of operations. For the three and six months ended June 30, 2018, the Company recorded equity in the net loss of Newsday of $407 and $9,719, respectively. For the three and six months ended June 30, 2017, the Company recorded equity in net loss of Newsday of $27 and $1,537, respectively, reflected in other expense, net in the Company's statements of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The Company's deficit investment in Newsday as of June 30, 2018 and December 31, 2017 of $0 and $3,579, respectively, is included in deficit investment in affiliates on the Company's condensed consolidated balance sheets.
Affiliate and Related Party Transactions
Altice USA is controlled by Patrick Drahi who is also the controlling stockholder of Altice N.V. and its subsidiaries.
As the transactions discussed below were conducted between entities under common control by Mr. Drahi and equity method investees, amounts charged for certain services may not have represented amounts that might have been received or incurred if the transactions were based upon arm's length negotiations.
The following table summarizes the revenue and charges related to services provided to or received from subsidiaries of Altice N.V. and Newsday:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$727	$253	$852	$394
Operating expenses:
Programming and other direct costs	(3,865)	(1,095)	(5,019)	$(1,830)
Other operating expenses, net	(6,255)	(8,666)	(14,249)	(15,964)
Operating expenses, net	(10,120)	(9,761)	(19,268)	(17,794)

Interest expense (a)	—	(42,817)	—	(90,405)
Other expense, net	149	—	149	—
Loss on extinguishment of debt and write-off of deferred financing costs	—	(513,723)	—	(513,723)
Net charges	$(9,244)	$(566,048)	$(18,267)	$(621,528)
Capital Expenditures	$1,108	$8,473	$2,734	$9,365

(a)	In connection with the Company's IPO in June 2017, the Company converted the notes payable to affiliates and related parties into shares of the Company’s common stock at the IPO price.
Revenue
The Company recognized revenue primarily in connection with the sale of advertising to Newsday.
Programming and other direct costs
Programming and other direct costs include costs incurred by the Company for the transport and termination of voice and data services provided by a subsidiary of Altice N.V.
Other operating expenses
A subsidiary of Altice N.V. provided certain executive services, as well as consulting, advisory and other services, including, prior to the IPO, CEO, CFO and COO services, to the Company. Compensation under the terms of the agreement was an annual fee of $30,000 to be paid by the Company. Fees associated with this agreement recorded by the Company amounted to approximately $5,750 and $13,250 for the three and six months ended June 30, 2018, respectively and $7,500 and $15,000 for the three and six months ended June 30, 2017, respectively. As of June 20, 2017, the CEO, CFO and COO became employees of the Company and the agreement was assigned to Altice N.V. by a subsidiary of Altice N.V. This agreement was terminated upon the completion of the Distribution discussed in Note 1.
Other operating expenses also include charges for services provided by other subsidiaries of Altice N.V. aggregating $505 and $999 for the three and six months ended June 30, 2018 and $1,166 and $964 for the three and six months ended June 30, 2017, respectively, net of credits of $359 and $841 for the three and six months ended June 30, 2017, for transition services provided to Newsday.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Capital Expenditures
Capital expenditures include $1,108 and $2,734 for the three and six months ended June 30, 2018 and $8,473 and $9,365, for the three and six months ended June 30, 2017, respectively, for equipment purchases and software development services provided by subsidiaries of Altice N.V.
Aggregate amounts that were due from and due to related parties are summarized below:

	June 30, 2018	December 31, 2017
Due from:
Altice US Finance S.A. (a)	$13,100	$12,951
Newsday (b)	2,581	2,713
Altice Management Americas (b)	1,271	33
i24 News (b)	—	4,036
Other Altice N.V. subsidiaries (b)	660	31
	$17,612	$19,764
Due to:
Altice N.V. (c)	13,250	—
Newsday (b)	42	33
Altice Labs S.A. (d)	1,899	7,354
Other Altice N.V. subsidiaries (d)	9,201	3,611
	$24,392	$10,998

(a)	Represents interest on senior notes paid by the Company on behalf of the affiliate.

(b)
Represents amounts paid by the Company on behalf of the respective related party and for Newsday, the net amounts due from the related party also include charges for certain transition services provided.

(c)	Represents amounts due to Altice N.V. pursuant to the agreement discussed above.

(d)	Represents amounts due to affiliates for the purchase of equipment and advertising services, as well as reimbursement for payments made on our behalf.
NOTE 15.    COMMITMENTS AND CONTINGENCIES
Legal Matters
Following expiration of the affiliation agreements for carriage of certain Fox broadcast stations and cable networks on October 16, 2010, News Corporation terminated delivery of the programming feeds to Cablevision, and as a result, those stations and networks were unavailable on Cablevision's cable television systems. On October 30, 2010, Cablevision and Fox reached an agreement on new affiliation agreements for these stations and networks, and carriage was restored. Several purported class action lawsuits alleging breach of contract, unjust enrichment, and consumer fraud and seeking unspecified compensatory damages, punitive damages and attorneys' fees were subsequently filed on behalf of Cablevision's customers seeking recovery for the lack of Fox programming. Those lawsuits were consolidated in an action before the U. S. District Court for the Eastern District of New York, and a consolidated complaint was filed in that court on February 22, 2011. On March 28, 2012, in ruling on Cablevision's motion to dismiss, the Court dismissed all of plaintiffs’ claims, except for breach of contract.  On March 30, 2014, the Court granted plaintiffs’ motion for class certification. The parties have entered into a settlement agreement, which was granted final approval by the Court on May 17, 2018. As of December 31, 2017, the Company had an estimated liability associated with a potential settlement totaling $6,000. The amount ultimately paid in connection with the proposed settlement could exceed the amount recorded.
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
The Company receives notices from third parties and, in some cases, is named as a defendant in certain lawsuits claiming infringement of various patents relating to various aspects of the Company's businesses.  In certain of these cases other industry participants are also defendants.  In certain of these cases the Company expects that any potential liability would be the responsibility of the Company's equipment vendors pursuant to applicable contractual indemnification provisions.  The Company believes that the claims are without merit, but is unable to predict the outcome of these matters or reasonably estimate a range of possible loss.
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

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Cablevision	Cequel	Total	Cablevision	Cequel	Total
Operating income	$203,265	$131,794	$335,059	$109,799	$143,469	$253,268
Share-based compensation	10,357	1,869	12,226	11,960	6,119	18,079
Restructuring and other expense	8,515	1,176	9,691	11,171	1,217	12,388
Depreciation and amortization (including impairments)	473,138	175,389	648,527	542,203	164,587	706,790
Adjusted EBITDA	$695,275	$310,228	$1,005,503	$675,133	$315,392	$990,525

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Cablevision	Cequel	Total	Cablevision	Cequel	Total
Operating income	$373,958	$274,139	$648,097	$231,843	$271,535	$503,378
Share-based compensation	26,529	7,320	33,849	17,042	8,885	25,927
Restructuring and other expense	11,598	1,680	13,278	69,818	19,499	89,317
Depreciation and amortization (including impairments)	958,502	332,730	1,291,232	985,379	330,135	1,315,514
Adjusted EBITDA	$1,370,587	$615,869	$1,986,456	$1,304,082	$630,054	$1,934,136

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

A reconciliation of reportable segment amounts to the Company's condensed consolidated balances are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating income for reportable segments	$335,059	$253,268	$648,097	$503,378
Items excluded from operating income:
Interest expense	(390,543)	(420,370)	(767,801)	(853,664)
Interest income	5,313	180	8,416	412
Gain (loss) on investments and sale of affiliate interests, net	(45,113)	57,130	(293,715)	188,788
Gain (loss) on derivative contracts, net	42,159	(66,463)	210,511	(137,507)
Gain (loss) on interest rate swap contracts	(12,929)	9,146	(44,851)	11,488
Loss on extinguishment of debt and write-off of deferred financing costs	(36,911)	(561,382)	(41,616)	(561,382)
Other expense, net	(629)	(3,935)	(12,287)	(6,035)
Loss before income taxes	$(103,594)	$(732,426)	$(293,246)	$(854,522)
The following tables present the composition of revenue by segment:

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
	Cablevision	Cequel	Eliminations (a)	Total	Cablevision	Cequel	Total
Residential:
Pay TV	$766,257	$268,147	$—	$1,034,404	$796,456	$274,707	$1,071,163
Broadband	449,426	262,776	—	712,202	405,199	237,421	642,620
Telephony	133,635	29,864	—	163,499	145,323	32,938	178,261
Business services and wholesale	236,763	100,625	—	337,388	230,964	92,677	323,641
Advertising	95,981	18,366	(4,449)	109,898	78,802	18,699	97,501
Other	3,665	3,097	—	6,762	2,782	6,394	9,176
Total Revenue	$1,685,727	$682,875	$(4,449)	$2,364,153	$1,659,526	$662,836	$2,322,362

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
	Cablevision	Cequel	Eliminations (a)	Total	Cablevision	Cequel	Total
Residential:
Pay TV	$1,529,977	$538,135	$—	$2,068,112	$1,598,650	$556,391	$2,155,041
Broadband	889,777	524,046	—	1,413,823	801,532	467,006	1,268,538
Telephony	269,220	60,317	—	329,537	291,880	67,342	359,222
Business services and wholesale	470,935	199,543	—	670,478	459,508	183,553	643,061
Advertising	170,624	35,434	(8,578)	197,480	143,934	36,928	180,862
Other	6,488	7,949	—	14,437	6,009	11,888	17,897
Total Revenue	$3,337,021	$1,365,424	$(8,578)	$4,693,867	$3,301,513	$1,323,108	$4,624,621

(a)     Reflects revenue recognized by Cablevision from the sale of services to Cequel.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Capital expenditures (cash basis) by reportable segment are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cablevision	$170,356	$141,166	$337,157	$325,565
Cequel	70,326	64,997	161,140	138,025
	$240,682	$206,163	$498,297	$463,590
All revenues and assets of the Company's reportable segments are attributed to or located in the United States.
Total assets by segment are not provided as such amounts are not regularly reviewed by the chief operating decision maker for purposes of decision making regarding resource allocations.
NOTE 17.    SUBSEQUENT EVENT
In July 2018, CSC Holdings repaid its $500,000 principal amount of senior notes due July 15, 2018 with borrowings under the CSC Holdings revolving credit facility agreement.

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
Overview
Our Business
We deliver broadband, pay television, telephony services, proprietary content and advertising services to approximately 4.9 million residential and business customers. Our footprint extends across 21 states through a fiber‑rich broadband network with approximately 8.7 million homes passed as of June 30, 2018. We have two reportable segments: Cablevision and Cequel. Cablevision provides broadband, pay television and telephony services to residential and business customers in and around the New York metropolitan area. Cequel provides broadband, pay television and telephony services to residential and business customers in the south‑central United States, with the majority of its customers located in the ten states of Texas, West Virginia, Louisiana, Arkansas, North Carolina, Oklahoma, Arizona, California, Missouri and Ohio.
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
We derive revenue principally through monthly charges to residential subscribers of our pay television, broadband, and telephony services. We also derive revenue from DVR, VOD, pay‑per‑view, installation and home shopping commissions. Our residential pay television, broadband and telephony services accounted for approximately 44%, 30% and 7%, respectively, of our consolidated revenue for the six months ended June 30, 2018. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking and pay television services. For the six months ended June 30, 2018, 14% of our consolidated revenue was derived from these business services and wholesale. In addition, we derive revenues from the sale of advertising time available on the programming carried on our cable television systems, which accounted for approximately 4% of our consolidated revenue for the six months ended June 30, 2018. Our other revenue for the six months ended June 30, 2018 accounted for less than 1% of our consolidated revenue.
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
Historically, we have made substantial investments in our network and the development of new and innovative products and other service offerings for our customers as a way of differentiating ourselves from our competitors and may continue to do so in the future. We have commenced construction on a fiber-to-the-home ("FTTH") network, which will enable us to deliver more than 10 Gbps broadband speeds across our entire Optimum footprint and part of our Suddenlink footprint. We may incur greater than anticipated capital expenditures in connection with this initiative, fail to realize anticipated benefits, experience delays and business disruptions or encounter other challenges to executing it as planned. See “Liquidity and Capital Resources-Capital Expenditures” for additional information regarding our capital expenditures.
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
Acquisition of i24NEWS
In April 2018, the Company and Altice N.V. completed the i24NEWS Acquisition. As the acquisition was a combination of businesses under common control, the Company combined the results of operations and related assets and liabilities of i24NEWS as of April 1, 2018. Operating results for periods prior to April 1, 2018 and the balance sheet as of December 31, 2017 have not been revised to reflect the combination of i24NEWS as the impact was deemed immaterial.
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

Results of Operations - Altice USA

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Residential:
Pay TV	$1,034,404	$1,071,163	$2,068,112	$2,155,041
Broadband	712,202	642,620	1,413,823	1,268,538
Telephony	163,499	178,261	329,537	359,222
Business services and wholesale	337,388	323,641	670,478	643,061
Advertising	109,898	97,501	197,480	180,862
Other	6,762	9,176	14,437	17,897
Total revenue	2,364,153	2,322,362	4,693,867	4,624,621
Operating expenses:
Programming and other direct costs	795,127	758,694	1,582,488	1,517,046
Other operating expenses	575,749	591,222	1,158,772	1,199,366
Restructuring and other expense	9,691	12,388	13,278	89,317
Depreciation and amortization (including impairments)	648,527	706,790	1,291,232	1,315,514
Operating income	335,059	253,268	648,097	503,378
Other income (expense):
Interest expense, net	(385,230)	(420,190)	(759,385)	(853,252)
Gain (loss) on investments and sale of affiliate interests, net	(45,113)	57,130	(293,715)	188,788
Gain (loss) on derivative contracts, net	42,159	(66,463)	210,511	(137,507)
Gain (loss) on interest rate swap contracts	(12,929)	9,146	(44,851)	11,488
Loss on extinguishment of debt and write-off of deferred financing costs	(36,911)	(561,382)	(41,616)	(561,382)
Other expense, net	(629)	(3,935)	(12,287)	(6,035)
Loss before income taxes	(103,594)	(732,426)	(293,246)	(854,522)
Income tax benefit	5,590	252,487	66,293	298,395
Net loss	(98,004)	(479,939)	(226,953)	(556,127)
Net loss (income) attributable to noncontrolling interests	149	(365)	147	(602)
Net loss attributable to Altice USA stockholders	$(97,855)	$(480,304)	$(226,806)	$(556,729)

The following is a reconciliation of net loss to Adjusted EBITDA:

	Altice USA
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(98,004)	$(479,939)	$(226,953)	$(556,127)
Income tax benefit	(5,590)	(252,487)	(66,293)	(298,395)
Other expense, net	629	3,935	12,287	6,035
Loss (gain) on interest rate swap contracts	12,929	(9,146)	44,851	(11,488)
Loss (gain) on derivative contracts, net	(42,159)	66,463	(210,511)	137,507
Loss (gain) on investments and sale of affiliate interests, net	45,113	(57,130)	293,715	(188,788)
Loss on extinguishment of debt and write-off of deferred financing costs	36,911	561,382	41,616	561,382
Interest expense, net	385,230	420,190	759,385	853,252
Depreciation and amortization	648,527	706,790	1,291,232	1,315,514
Restructuring and other expense	9,691	12,388	13,278	89,317
Share-based compensation	12,226	18,079	33,849	25,927
Adjusted EBITDA	$1,005,503	$990,525	$1,986,456	$1,934,136
The following table sets forth certain customer metrics by segment (unaudited):

	June 30, 2018			March 31, 2018			June 30, 2017
	Cablevision	Cequel	Total	Cablevision	Cequel	Total	Cablevision	Cequel	Total
	(in thousands, except per customer amounts)
Homes passed (a)	5,187.3	3,483.7	8,671.0	5,174.0	3,468.0	8,642.0	5,139.7	3,430.4	8,570.1
Total customer relationships (b)(c)	3,153.5	1,761.6	4,915.1	3,151.2	1,765.4	4,916.6	3,150.9	1,753.3	4,904.3
Residential	2,889.7	1,650.1	4,539.8	2,888.0	1,655.5	4,543.4	2,889.1	1,647.8	4,536.9
SMB	263.8	111.5	375.3	263.2	109.9	373.2	261.8	105.5	367.3
Residential customers:
Pay TV	2,327.3	1,023.6	3,350.9	2,340.1	1,035.0	3,375.1	2,400.9	1,061.8	3,462.7
Broadband	2,681.3	1,400.8	4,082.1	2,673.4	1,399.2	4,072.6	2,646.0	1,358.4	4,004.4
Telephony	1,949.4	596.1	2,545.6	1,953.5	596.2	2,549.7	1,954.3	589.5	2,543.8
Residential triple product customer penetration (d):	63.5%	25.8%	49.8%	63.8%	25.7%	49.9%	64.3%	25.3%	50.1%
Penetration of homes passed (e):	60.8%	50.6%	56.7%	60.9%	50.9%	56.9%	61.3%	51.1%	57.2%
ARPU(f)	$155.69	$113.10	$140.19	$154.48	$113.58	$139.63	$155.47	$109.81	$138.83

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

	Segment Results
	Three Months Ended June 30,
	2018				2017
	Cablevision	Cequel	Eliminations	Total	Cablevision	Cequel	Total
Revenue:
Residential:
Pay TV	$766,257	$268,147	$—	$1,034,404	$796,456	$274,707	$1,071,163
Broadband	449,426	262,776	—	712,202	405,199	237,421	642,620
Telephony	133,635	29,864	—	163,499	145,323	32,938	178,261
Business services and wholesale	236,763	100,625	—	337,388	230,964	92,677	323,641
Advertising	95,981	18,366	(4,449)	109,898	78,802	18,699	97,501
Other	3,665	3,097	—	6,762	2,782	6,394	9,176
Total revenue	1,685,727	682,875	(4,449)	2,364,153	1,659,526	662,836	2,322,362
Operating expenses:
Programming and other direct costs	591,846	207,303	(4,022)	795,127	570,939	187,755	758,694
Other operating expenses	408,963	167,213	(427)	575,749	425,414	165,808	591,222
Restructuring and other expense	8,515	1,176	—	9,691	11,171	1,217	12,388
Depreciation and amortization	473,138	175,389	—	648,527	542,203	164,587	706,790
Operating income	$203,265	$131,794	$—	$335,059	$109,799	$143,469	$253,268

	Segment Results
	Six Months Ended June 30,
	2018				2017
	Cablevision	Cequel	Eliminations	Total	Cablevision	Cequel	Total
Revenue:
Residential:
Pay TV	$1,529,977	$538,135	$—	$2,068,112	$1,598,650	$556,391	$2,155,041
Broadband	889,777	524,046	—	1,413,823	801,532	467,006	1,268,538
Telephony	269,220	60,317	—	329,537	291,880	67,342	359,222
Business services and wholesale	470,935	199,543	—	670,478	459,508	183,553	643,061
Advertising	170,624	35,434	(8,578)	197,480	143,934	36,928	180,862
Other	6,488	7,949	—	14,437	6,009	11,888	17,897
Total revenue	3,337,021	1,365,424	(8,578)	4,693,867	3,301,513	1,323,108	4,624,621
Operating expenses:
Programming and other direct costs	1,180,427	409,927	(7,866)	1,582,488	1,139,250	377,796	1,517,046
Other operating expenses	812,536	346,948	(712)	1,158,772	875,223	324,143	1,199,366
Restructuring and other expense	11,598	1,680	—	13,278	69,818	19,499	89,317
Depreciation and amortization	958,502	332,730	—	1,291,232	985,379	330,135	1,315,514
Operating income	$373,958	$274,139	$—	$648,097	$231,843	$271,535	$503,378
Altice USA - Comparison of Results for the Three and Six Months Ended June 30, 2018 compared to the Three and Six Months Ended June 30, 2017.
Pay Television Revenue
Pay television revenue for the three and six months ended June 30, 2018 was $1,034,404 and $2,068,112, respectively, of which $766,257 and $1,529,977 was derived from the Cablevision segment and $268,147 and $538,135 relates to our Cequel segment. Pay television revenue for the three and six months ended June 30, 2017 was $1,071,163 and $2,155,041, respectively, of which $796,456 and $1,598,650 was derived from the Cablevision segment and $274,707 and $556,391 relates to our Cequel segment. Pay television revenue is derived principally through monthly charges to residential customers of our pay television services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing customers, and changes in programming packages.
Pay television revenue for our Cablevision segment decreased $30,199 (4%) and $68,673 (4%) for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017, respectively. The decreases were due primarily due to a decline in pay television customers and lower average revenue per pay television customer.
Pay television revenue for our Cequel segment decreased $6,560 (2%) and $18,256 (3%) for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017, respectively. The decreases were due primarily to a decline in the number of pay television customers, partially offset by an increase in average revenue per pay television customer.
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

Broadband Revenue
Broadband revenue for the three and six months ended June 30, 2018 was $712,202 and $1,413,823, respectively, of which $449,426 and $889,777 was derived from our Cablevision segment and $262,776 and $524,046 was derived from our Cequel segment. Broadband revenue for the three and six months ended June 30, 2017 was $642,620 and $1,268,538, respectively, of which $405,199 and $801,532 was derived from our Cablevision segment and $237,421 and $467,006 was derived from our Cequel segment. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing subscribers, and changes in speed tiers.
Broadband revenue for our Cablevision segment increased $44,227 (11%) and $88,245 (11%) for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively. The increases were due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases and service level changes, and an increase in broadband customers.
Broadband revenue for our Cequel segment increased $25,355 (11%) and $57,040 (12%) for the three and six months ended June 30, 2018, respectively, as compared to the same periods in the prior year. The increases were due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases and service level changes, and an increase in broadband customers.
Telephony Revenue
Telephony revenue for the three and six months ended June 30, 2018 was $163,499 and $329,537 of which $133,635 and $269,220 was derived from the Cablevision segment and $29,864 and $60,317 was derived from our Cequel segment. Telephony revenue for the three and six months ended June 30, 2017 was $178,261 and $359,222 of which $145,323 and $291,880 was derived from the Cablevision segment and $32,938 and $67,342 was derived from our Cequel segment. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Revenue is impacted by changes in rates for services, changes in the number of customers, and additional services sold to our existing customers.
Telephony revenue for our Cablevision segment decreased $11,688 (8%) and $22,660 (8%) for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively. The decreases were due primarily to lower average revenue per telephony customer.
Telephony revenue for our Cequel segment decreased $3,074 (9%) and $7,025 (10%) for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively. The decreases were due primarily to lower average revenue per telephony customer.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three and six months ended June 30, 2018 was $337,388 and $670,478, respectively of which $236,763 and $470,935 was derived from the Cablevision segment and $100,625 and $199,543 was derived from our Cequel segment. Business services and wholesale revenue for the three and six months ended June 30, 2017 was $323,641 and $643,061, respectively of which $230,964 and $459,508 was derived from the Cablevision segment and $92,677 and $183,553 was derived from our Cequel segment. Business services and wholesale revenue is derived primarily from the sale of fiber based telecommunications services to the business market, and the sale of broadband, pay television and telephony services to small and medium sized business ("SMB") customers.
Business services and wholesale revenue for our Cablevision segment increased $5,799 (3%) and $11,427 (2%) for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017, respectively. The increases were primarily due to higher average recurring broadband revenue per SMB customer and higher Ethernet and managed services revenue, partially offset by reduced traditional voice and data services for commercial customers.
Business services and wholesale revenue for our Cequel segment increased $7,948 (9%) and $15,990 (9%) for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017, respectively. The increases were primarily due to higher commercial rates and customers for broadband services and increases in wholesale data and telephony services.
Advertising Revenue
Advertising revenue for the three and six months ended June 30, 2018, net of inter-segment revenue, was $109,898 and $197,480, respectively, of which $95,981 and $170,624 was derived from our Cablevision segment and $18,366 and $35,434 was derived from our Cequel segment. Advertising revenue for the three and six months ended June 30, 2017, net of inter-segment revenue, was $97,501 and $180,862, respectively, of which $78,802 and $143,934 was derived from our Cablevision segment and $18,699 and $36,928 was derived from our Cequel segment. Advertising revenue is primarily derived from the sale of advertising time available on the programming carried on our cable television systems.
Advertising revenue for our Cablevision segment increased $17,179 (22%) and $26,690 (19%) for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017, respectively. The increases were primarily due to an increase in digital and linear advertising and data analytics revenue.
Advertising revenue for our Cequel segment decreased $333 (2%) and $1,494 (4%) for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017, respectively.
Other Revenue
Other revenue for the three and six months ended June 30, 2018 was $6,762 and $14,437, respectively, of which $3,665 and $6,488 was derived from our Cablevision segment and $3,097 and $7,949 was derived from our Cequel segment. Other revenue for the three and six months ended June 30, 2017 was $9,176 and $17,897, respectively, of which $2,782 and $6,009 was derived from our Cablevision segment and $6,394 and $11,888 was derived from our Cequel segment. Other revenue includes other miscellaneous revenue streams.
Programming and Other Direct Costs
Programming and other direct costs for the three and six months ended June 30, 2018 amounted to $795,127 and $1,582,488, respectively, of which $591,846 and $1,180,427 relate to our Cablevision segment and $207,303 and $409,927 relate to our Cequel segment. Programming and other direct costs for the three and six months ended June 30, 2017 amounted to $758,694 and $1,517,046, respectively, of which $570,939 and $1,139,250 relate to our Cablevision segment and $187,755 and $377,796 relate to our Cequel segment. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay‑per‑view) and are generally paid on a per‑customer basis. These costs typically rise due to increases in contractual rates and new channel launches and are also impacted by changes in the number of customers receiving certain programming services. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of pay television service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes.
The increases of $36,433 (5%) and $65,442 (4%) in programming and other direct costs for the three and six months ended June 30, 2018, net of inter-segment eliminations, as compared to the prior year periods are attributable to the following:

Cablevision segment:	Three Months	Six Months
Increase in costs of digital media and linear advertising spots for resale	$14,248	$28,274
Increase in programming costs due primarily to contractual rate increases, partially offset by lower pay television customers and lower video-on-demand and pay-per-view costs	10,082	14,557
Other net decreases (including an increase of $1,266 in costs related to i24NEWS)	(3,423)	(1,654)
	20,907	41,177

Cequel segment:
Increase in programming costs due primarily to contractual rate increases and new channel launches, partially offset by lower pay television customers and lower video-on-demand and pay-per-view costs	18,503	30,222
Other net increases	1,045	1,909
	19,548	32,131
Inter-segment eliminations	(4,022)	(7,866)
	$36,433	$65,442
Programming costs
Programming costs aggregated $660,618 and $1,313,046 for the three and six months ended June 30, 2018, respectively, and $632,035 and $1,268,267 for the three and six months ended June 30, 2017, respectively. Our programming costs in 2018 will continue to be impacted by changes in programming rates, which we expect to increase by high single digits, and by changes in the number of pay television customers.

Other Operating Expenses
Other operating expenses for the three and six months ended June 30, 2018 amounted to $575,749, and $1,158,772, respectively, of which $408,963 and $812,536 relate to our Cablevision segment and $167,213 and $346,948 relate to our Cequel segment. Other operating expenses for the three and six months ended June 30, 2017 amounted to $591,222, and $1,199,366, respectively, of which $425,414 and $875,223 relate to our Cablevision segment and $165,808 and $324,143 relate to our Cequel segment. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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
The decreases of $15,473 (3%) and $40,594 (3%) in other operating expenses for the three and six months ended June 30, 2018, net of inter-segment eliminations, as compared to the prior year periods, including the impact of a net increase related to i24NEWS of $10,123 in both the three and six month periods, are attributable to the following:

Cablevision segment:	Three Months	Six Months
Decrease in labor costs, benefits and an increase in capitalizable activity	$(28,480)	$(78,632)
Increase (decrease) in share-based compensation and long-term incentive plan awards expense	(2,445)	7,686
Decrease in insurance costs	(5,537)	(7,932)
Increase in repairs and maintenance costs relating to our operations	5,049	4,814
Increase in legal fees (including accruals for legal matters)	4,628	1,723
Increase in marketing costs	2,580	5,876
Other net increase (decrease), including an increase in the allocation of certain general and administrative costs between segments in three month period	7,754	3,778
	(16,451)	(62,687)
Cequel segment:
Decrease in share-based compensation and long-term incentive plan awards expense	(5,099)	(3,445)
Decrease primarily in labor costs, partially offset by lower capitalizable activity	(2,623)	(3,729)
Increase in marketing costs	12,093	16,708
Increase in professional fees	2,407	2,371
Increase in repairs and maintenance costs relating to our operations	944	5,240
Other net increase (decrease), including a decrease in the allocation of certain general and administrative costs between segments in the three month period	(6,317)	5,660
	1,405	22,805
Inter-segment eliminations	(427)	(712)
	$(15,473)	$(40,594)
Restructuring and Other Expense
Restructuring and other expense for the three and six months ended June 30, 2018 amounted to $9,691 and $13,278, respectively, ($8,515 and $11,598 for our Cablevision segment and $1,176 and $1,680 for our Cequel segment) as compared to $12,388 and $89,317 for the three and six months ended June 30, 2017, respectively, ($11,171 and $69,818 for our Cablevision segment and $1,217 and $19,499 for our Cequel segment). These amounts primarily relate to costs incurred in connection with severance and other employee related costs resulting from headcount reductions related to initiatives which commenced in 2016 that are intended to simplify the Company's organizational structure. We currently anticipate that additional restructuring expenses will be recognized as we continue to analyze our organizational structure.

Depreciation and Amortization
Depreciation and amortization for the three and six months ended June 30, 2018 amounted to $648,527 and $1,291,232, respectively, of which $473,138 and $958,502 relates to our Cablevision segment and $175,389 and $332,730 relates to our Cequel segment. Depreciation and amortization for the three and six months ended June 30, 2017 amounted to $706,790 and $1,315,514, respectively, of which $542,203 and $985,379 relates to our Cablevision segment and $164,587 and $330,135 relates to our Cequel segment.
Depreciation and amortization for our Cablevision segment decreased $69,065 (13%) and $26,877 (3%) for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017, respectively. The decreases are due primarily to lower amortization expense for certain intangible assets that are being amortized using an accelerated method, offset by depreciation of new asset additions.
Depreciation and amortization for our Cequel segment increased $10,802 (7%) and $2,595 (1%) for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017, respectively. The increases are due primarily to depreciation of new asset additions.
Adjusted EBITDA
Adjusted EBITDA amounted to $1,005,503 and $1,986,456 for the three and six months ended June 30, 2018, respectively, of which $695,275 and $1,370,587 relates to our Cablevision segment and $310,228 and $615,869 relates to our Cequel segment. Adjusted EBITDA amounted to $990,525 and $1,934,136 for the three and six months ended June 30, 2017, respectively, of which $675,133 and $1,304,082 relates to our Cablevision segment and $315,392 and $630,054 relates to our Cequel segment.
Adjusted EBITDA is a non-GAAP measure that is defined as net income (loss) excluding income taxes, income (loss) from discontinued operations, non-operating income or expenses, loss on extinguishment of debt and write-off of deferred financing costs, gain (loss) on interest rate swap contracts, gain (loss) on derivative contracts, gain (loss) on investments, interest expense (including cash interest expense), interest income, depreciation and amortization (including impairments), share-based compensation expense or benefit, restructuring expense or credits and transaction expenses. See reconciliation of net loss to adjusted EBITDA above.
The increases in adjusted EBITDA of our Cablevision segment for the three months ended June 30, 2018 as compared to the prior year periods were due to an increase in revenue, partially offset by an increase in operating expenses (excluding depreciation and amortization expense, restructuring expense, share-based compensation and transaction expenses) as discussed above. The increases in adjusted EBITDA of our Cablevision segment for the six months ended June 30, 2018 as compared to the prior year periods were due to an increase in revenue and a decrease in operating expenses (excluding depreciation and amortization expense, restructuring expense, share-based compensation and transaction expenses).
The decreases in adjusted EBITDA of our Cequel segment for the three and six months ended June 30, 2018 as compared to the prior year periods were due primarily to an increase in operating expenses (excluding depreciation and amortization expense, restructuring expense, share-based compensation and transaction expenses), partially offset by an increase in revenue as discussed above.
Interest Expense, net
Interest expense, net was $385,230 and $420,190, for the three months ended June 30, 2018 and 2017, and $759,385 and $853,252, for the six months ended June 30, 2018 and 2017, respectively. The decreases of $34,960 (8%) and $93,867 (11%) for the three and six months ended June 30, 2018 as compared to the prior year period are attributable to the following:

	Three Months	Six Months

Decrease due to changes in average debt balances and interest rates on our indebtedness and collateralized debt	$(45,021)	$(113,397)
Higher interest income	(5,132)	(8,004)
Other net increases, primarily amortization of deferred financing costs and original issue discounts	15,193	27,534
	$(34,960)	$(93,867)
See "Liquidity and Capital Resources" discussion below for a detail of our borrower groups.
Gain (Loss) on Investments and Sale of Affiliate Interests, net
Gain (loss) on investments, net for the three and six months ended June 30, 2018 of $(45,113) and $(293,715), respectively, and $57,130 and $188,788 for the three and six months ended June 30, 2017 consists primarily of the increase (decrease)

in the fair value of Comcast common stock owned by the Company for the periods. The effects of these gains or losses are partially offset by the losses and gains on the related equity derivative contracts, net described below. The amounts for the three and six months ended June 30, 2018 include net gains of $13,307 and $17,281 related to the sale of affiliate interests.
Gain (Loss) on Derivative Contracts, net
Gain (loss) on derivative contracts, net for the three and six months ended June 30, 2018 amounted to $42,159 and $210,511, respectively and for the three and six months ended June 30, 2017 amounted to $66,463 and $137,507, respectively, and include realized and unrealized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these gains or losses are offset by gains and losses on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.
Gain (Loss) on Interest Rate Swap Contracts
Gain (loss) on interest rate swap contracts was $12,929 and $44,851 for the three and six months ended June 30, 2018, respectively, and $9,146 and $11,488 for the three and six months ended June 30, 2017, respectively. These amounts represent the increase or decrease in fair value of interest rate swaps. These swap contracts are not designated as hedges for accounting purposes.
Loss on Extinguishment of Debt and Write-off of Deferred Financing Costs
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $36,911 for the three ended June 30, 2018 and includes the write-off of unamortized discount and the premium paid in connection with early redemption of the $1,050,000 6.375% Cequel senior notes due in September 2020 ("Cequel 2020 Notes").
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $41,616 for the six months ended June 30, 2018 and includes the write-off of unamortized discount and deferred financing costs and the premium paid in connection with early redemption of the Cequel 2020 Notes in the second quarter of 2018 and the write-off of unamortized premium and deferred financing costs and the premium paid in connection with early redemption of the $750,000 7.75% Cablevision senior notes due in April 2018 in the first quarter of 2018.
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $561,382 for the three and six months ended June 30, 2017 and includes the premium of $513,723 related to the notes payable to affiliates and related parties that were converted into shares of the Company’s common stock, $18,976 related to the CSC Holdings credit facility extension amendment and the redemption of senior notes, and $28,684 related to the Cequel credit facility extension amendment and the redemption of senior notes.
Income Tax Benefit
The Company recorded income tax benefit of $5,590 and $66,293 for the three and six months ended June 30, 2018, reflecting an effective tax rate of approximately 5% and 23%, respectively. The tax benefit was calculated based upon the actual effective tax rate for the year-to-date period. The Company determined this to represent the best estimate of the annual effective tax rate in light of the magnitude of the expected income and the significant permanent differences.
The Company recorded income tax benefit of $252,487 and $298,395 for the three and six months ended June 30, 2017, respectively, reflecting an effective tax rate of approximately 34% and 35%, respectively.
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
Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of eliminations, deferred financing costs, discounts and premiums (excluding accrued interest), as well as interest expense.

	As of June 30, 2018
	Cablevision	Cequel	Total
Debt outstanding:
Credit facility debt	$4,435,479	$1,244,153	$5,679,632
Senior guaranteed notes	3,283,795	—	3,283,795
Senior secured notes	—	2,572,438	2,572,438
Senior notes and debentures	7,179,812	2,804,435	9,984,247
Subtotal	14,899,086	6,621,026	21,520,112
Capital lease obligations	15,739	1,461	17,200
Notes payable	36,161	36,356	72,517
Subtotal	14,950,986	6,658,843	21,609,829
Collateralized indebtedness relating to stock monetizations (a)	1,392,648	—	1,392,648
Total debt	$16,343,634	$6,658,843	$23,002,477

Interest expense:	Six Months Ended June 30, 2018
Credit facility debt, senior notes, capital leases and notes payable	$529,100	$211,516	$740,616
Collateralized indebtedness and notes payable relating to stock monetizations (a)	27,185	—	27,185
Total interest expense	$556,285	$211,516	$767,801

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
The following table provides details of our outstanding credit facility debt as of June 30, 2018:

	Maturity Date	Interest Rate	Principal	Carrying Value (a)
Cablevision:
CSC Holdings Revolving Credit Facility (b)	$20,000 on October 9, 2020, remaining balance on November 30, 2021	—%	$—	$—
CSC Holdings Term Loan Facility	July 17, 2025	4.32%	2,970,000	2,953,265
CSC Holdings Incremental Term Loan Facility	January 25, 2026	4.57%	1,500,000	1,482,214
Cequel:
Revolving Credit Facility (c)	$65,000 on November 30, 2021, and remaining balance on April 5, 2023	—%	—	—
Term Loan Facility	July 28, 2025	4.34%	1,252,350	1,244,153
			$5,722,350	$5,679,632

(a)	Carrying amounts are net of unamortized discounts and deferred financing costs.

(b)
At June 30, 2018, $138,323 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $2,161,677 of the facility was undrawn and available, subject to covenant limitations.

(c)
At June 30, 2018, $7,636 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $342,364 of the facility was undrawn and available, subject to covenant limitations.

Payment Obligations Related to Debt
As of June 30, 2018, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as capital lease obligations, notes payable, and the value deliverable at maturity under monetization contracts are as follows:

	Cablevision (a)	Cequel	Total

2018	$1,074,436	$212,559	$1,286,995
2019	1,595,888	446,075	2,041,963
2020	1,501,014	412,665	1,913,679
2021	3,419,939	1,661,856	5,081,795
2022	1,520,320	347,236	1,867,556
Thereafter	13,947,915	6,571,125	20,519,040
Total	$23,059,512	$9,651,516	$32,711,028

(a)
Includes $1,558,861 related to the Company's collateralized indebtedness (including related interest).  This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts, (ii) delivering cash from the net proceeds on new monetization contracts, or (iii) delivering cash from the proceeds of monetization contracts entered into pursuant to the Synthetic Monetization Closeout discussed above.

CSC Holdings Restricted Group
CSC Holdings and those of its subsidiaries which conduct its broadband, pay television and telephony services operations, as well as Lightpath, which provides Ethernet-based data, Internet, voice and video transport and managed services to the business market, comprise the "Restricted Group" as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.
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
Cablevision Credit Facilities
On October 9, 2015, Finco, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($2,970,000 outstanding at June 30, 2018) (the “CVC Term Loan Facility”, and the term loans extended under the CVC Term Loan Facility, the “CVC Term Loans”) and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,300,000 (the “CVC Revolving Credit Facility” and, together with the CVC Term Loan Facility, the “CVC Credit Facilities”), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016, March 15, 2017 and January 12, 2018, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the “CVC Credit Facilities Agreement”).
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
In July 2018, CSC Holdings repaid its $500,000 principal amount of senior notes due July 15, 2018 with borrowings under the CSC Holdings revolving credit facility agreement.
The Company was in compliance with all of its financial covenants under the CVC Credit Facilities Agreement as of June 30, 2018.
See Note 9 to our condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for further information regarding the CVC Credit Facilities Agreement.
Cequel Credit Facilities
On June 12, 2015, Altice US Finance I Corporation, a wholly-owned subsidiary of Cequel, entered into a senior secured credit facility which currently provides U.S. dollar term loans in an aggregate principal amount of $1,265,000 ($1,252,350 outstanding at June 30, 2018) (the “Cequel Term Loan Facility” and the term loans extended under the Cequel Term Loan Facility, the “Cequel Term Loans”) and U.S. dollar revolving loan commitments in an aggregate principal amount of $350,000 (the “Cequel Revolving Credit Facility” and, together with the Cequel Term Loan Facility, the “Cequel Credit Facilities”) which are governed by a credit facilities agreement entered into by, inter alios, Altice US Finance I Corporation, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on October 25, 2016, December 9, 2016, March 15, 2017, and March 22, 2018 and as further amended, restated, supplemented or modified from time to time, the “Cequel Credit Facilities Agreement”).

The Company was in compliance with all of its financial covenants under the Cequel Credit Facilities Agreement as of June 30, 2018.
See Note 9 to our condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for further information regarding the Cequel Credit Facilities Agreement.
Senior Notes
Cablevision Notes
On April 15, 2010, Cablevision issued $750,000 aggregate principal amount of its 7 3/4% Senior Notes due 2018 (the "CVC 2018 Notes") and $500,000 aggregate principal amount of its 8% Senior Notes due 2020. On September 27, 2012, Cablevision issued $750,000 aggregate principal amount of its 5 7/8% Senior Notes due 2022 ($649,024 principal outstanding at June 30, 2018). The CVC 2018 Notes were repaid in February 2018.
As of June 30, 2018, Cablevision was in compliance with all of its financial covenants under the indentures under which the Cablevision Notes were issued.
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
The proceeds from the 2028 Guaranteed Notes, together with proceeds from the Incremental Term Loan (discussed above), borrowings under the CVC revolving credit facility and cash on hand, were used in February 2018 to repay $300,000 principal amount of CSC Holdings' senior notes due in February 2018 and $750,000 principal amount of Cablevision senior notes due in April 2018 and a portion was used to fund the dividend of $1,499,935 to the Company's stockholders on June 6, 2018.
As of June 30, 2018, CSC Holdings was in compliance with all of its financial covenants under the indentures under which the CSC Holdings senior guaranteed notes were issued.
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
On October 9, 2015, Finco issued $1,800,000 aggregate principal amount of its 10 1/8% Senior Notes due 2023 (the "CSC 2023 Senior Notes") and $2,000,000 ($1,684,221 outstanding at June 30, 2018) of its 10 7/8% Senior Notes due 2025 (the "CSC 2025 Senior Notes). CSC Holdings assumed the obligations as issuer of the CSC 2023 Senior Notes and the CSC 2025 Senior Notes upon the merger of Finco and CSC Holdings on June 21, 2016.
As of June 30, 2018, CSC Holdings was in compliance with all of its financial covenants under the indentures under which the CSC Holdings senior notes were issued.

Cequel Notes
Cequel Senior Secured Notes
On June 12, 2015, Altice US Finance I Corporation issued $1,100,000 aggregate principal amount of its 5 3/8% Senior Secured Notes due 2023. On April 26, 2016, Altice US Finance I Corporation issued $1,500,000 aggregate principal amount of its 5 1/2% Senior Secured Notes due 2026.
As of June 30, 2018, Cequel was in compliance with all of its financial covenants under the indentures under which the Cequel senior secured notes were issued.
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
As of June 30, 2018, Cequel was in compliance with all of its financial covenants under the indentures under which the Cequel senior notes were issued.
In April 2018, Cequel Communications Holdings I, LLC and Cequel Capital Corporation each an indirect, wholly-owned subsidiary of the Company, issued $1,050,000 aggregate principal amount of 7 1/2% senior notes due April 1, 2028. The proceeds of these notes were used in April 2018 to redeem the $1,050,000 aggregate principal amount 6 3/8% senior notes due September 15, 2020.
Capital Expenditures
The following tables provide details of the Company's capital expenditures:

	Three Months Ended June 30,
	2018			2017
	Cablevision	Cequel	Total	Cablevision	Cequel	Total
Customer premise equipment	$57,515	$23,160	$80,675	$52,166	$24,054	$76,220
Network infrastructure	58,722	23,320	82,042	38,731	19,956	58,687
Support and other	25,471	11,200	36,671	28,854	13,618	42,472
Business services	28,648	12,646	41,294	21,415	7,369	28,784
Capital purchases (cash basis)	$170,356	$70,326	$240,682	$141,166	$64,997	$206,163
Capital purchases (including accrued not paid)	$184,775	$92,267	$277,042	$158,749	$73,250	$231,999

	Six Months Ended June 30,
	2018			2017
	Cablevision	Cequel	Total	Cablevision	Cequel	Total
Customer premise equipment	$119,821	$41,581	$161,402	$99,841	$52,333	$152,174
Network infrastructure	93,439	61,444	154,883	113,679	45,984	159,663
Support and other	67,060	32,453	99,513	67,052	22,072	89,124
Business services	56,837	25,662	82,499	44,993	17,636	62,629
Capital purchases (cash basis)	$337,157	$161,140	$498,297	$325,565	$138,025	$463,590
Capital purchases (including accrued not paid)	$320,533	$173,174	$493,707	$274,369	$120,574	$394,943
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
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities amounted to $1,159,243 for the six months ended June 30, 2018 compared to $811,107 for the six months ended June 30, 2017.  The 2018 cash provided by operating activities resulted from $1,220,814 of income before depreciation and amortization and non-cash items, an increase in liabilities related to interest rate swap contracts of $45,199, an increase in deferred revenue of $20,536, and an increase in amounts due to and due from affiliates of $8,573, partially offset by a net decrease in accounts payable and accrued liabilities of $60,778, an increase in accounts receivable of $37,224 and an increase in other assets of $37,877.
The 2017 cash provided by operating activities resulted from $1,028,249 of income before depreciation and amortization and non-cash items, an increase in deferred revenue of $10,614, and a decrease in current and other assets of $5,934, partially offset by $189,179 resulting from a decrease in accounts payable and accrued expenses, a net decrease of $28,005 in amounts due to affiliates, a decrease in the liability related to interest rate swap contracts of $8,500, and an increase in accounts receivable of $8,006.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2018 was $502,784 compared to $509,956 for the six months ended June 30, 2017.  The 2018 investing activities consisted primarily of capital expenditures of $498,297, and other net cash payments of $4,487.
The 2017 investing activities consisted primarily of capital expenditures of $463,590, payments for acquisitions, net of cash acquired of $43,608, and $2,758 in other cash payments.
Financing Activities
Net cash used in financing activities amounted to $605,062 for the six months ended June 30, 2018 compared to $102,309 for the six months ended June 30, 2017.  In 2018, the Company's financing activities consisted primarily of the redemption and repurchase of senior notes, including premiums and fees of $2,123,756, dividends to stockholders of $1,499,935, the repayment of credit facility debt of $621,325, payments of collateralized indebtedness and related derivatives of $337,124, contingent payment for acquisition of $28,940, additions to deferred financing costs of $22,277, and other net cash payments of $7,324, partially offset by proceeds from credit facility debt of $1,642,500, proceeds from the issuance of senior notes of $2,050,000, proceeds from collateralized indebtedness of $337,124, and contributions from noncontrolling interests of $5,995.

In 2017, the Company's financing activities consisted primarily of proceeds from credit facility debt of $4,977,425 and collateralized indebtedness of $490,816, proceeds from IPO, net of fees of $349,156, and contributions from noncontrolling interests of $51,135, partially offset by repayments of credit facility debt of $3,573,750, redemption of senior notes, including premiums and fees of $979,280, dividends to stockholders of $919,317, repayments of collateralized indebtedness and related derivative contracts of $483,081, principal payments on capital lease obligations of $8,061 and additions to deferred financing costs of $7,352.
Settlements of Collateralized Indebtedness
The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts during the six months ended June 30, 2018:

Number of shares (a)	10,802,118
Collateralized indebtedness settled	$(337,148)
Derivatives contracts settled	24
(337,124)
Proceeds from new monetization contracts	337,124
Net cash proceeds	$—
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
Commitments and Contingencies
As of June 30, 2018, the Company's commitments and contingencies not reflected in the Company's balance sheet decreased to approximately $7,872,000 as compared to approximately $9,069,000 at December 31, 2017. This decrease relates primarily to payments made pursuant to programming commitments, offset by renewed multi-year programming agreements entered into during the six months ended June 30, 2018.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases, which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance becomes effective for the Company on January 1, 2019 with early adoption permitted and will be applied using the modified retrospective method. Although, the Company has not yet completed the evaluation of the effect that ASU No. 2016-02 will have on its consolidated financial statements, upon adoption, the Company expects to recognize a right of use asset and liability related to substantially all operating lease arrangements on the Company's consolidated balance sheet.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
All dollar amounts, except per share data, included in the following discussion are presented in thousands.
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2018, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheet and the collateralized indebtedness is carried at its principal value, net of discounts and the unamortized fair value adjustment for contracts that existed at the date of the Cablevision Acquisition. The fair value adjustment is being amortized over the term of the related indebtedness.  The carrying value of our collateralized indebtedness amounted to $1,392,648 at June 30, 2018.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.
As of June 30, 2018, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,409,361.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $140,936.  As of June 30, 2018, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $101,007, a net asset position.  For the three and six months ended June 30, 2018, we recorded a net gain of $42,159 and $210,511, respectively, related to our outstanding equity derivative contracts and recorded an unrealized loss of $58,420 and $310,996, respectively, related to the Comcast common stock that we held.

Fair Value of Equity Derivative Contracts
Fair value as of December 31, 2017, net liability position	$(109,504)
Change in fair value, net	210,511
Fair value as of June 30, 2018, net asset position	$101,007
The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for the Comcast common stock monetized via an equity derivative prepaid forward contract are summarized in the following table:

		Hedge Price	Cap Price (b)
# of Shares Deliverable (a)	Maturity	per Share (a)	Low	High

5,337,750	2018	$33.61	$40.33	$40.33
37,617,486	2021	$29.25- $35.47	$43.88	$44.80

(a)
Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)	Represents the price up to which we receive the benefit of stock price appreciation.

Fair Value of Debt
At June 30, 2018, the fair value of our fixed rate debt of $17,976,981 was higher than its carrying value of $17,305,645 by $671,336.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their principal values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2018 would increase the estimated fair value of our fixed rate debt by $619,120 to $18,596,101. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Interest Rate Risk
In May 2018, the Company entered into two interest rate swap contracts whereby one contract converts the interest rate on $2,970,000 of the CSC Holdings Term Loan Facility from a one-month LIBO rate to a three-month LIBO rate minus 0.226% and the second contract converts the interest rate on $1,496,250 of the CSC Holdings Incremental Term Loan from a one month LIBO rate to a three-month LIBO rate minus 0.226%. The objective of these swaps is to potentially pay a lower interest rate than what the Company can elect under the terms of the CSC Holdings Credit Facilities Agreement.
In April 2018, the Company entered into an interest rate swap contract which converts the interest rate on $1,255,513 of the Cequel Term Loan B from a one month LIBO rate to a three-month LIBO rate minus 0.225%. The objective of this swap is to potentially pay a lower interest rate than what the Company can elect under the terms of the Cequel Credit Facilities Agreement.
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
These swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statement of operations. For the three and six months ended June 30, 2018, the Company recorded a loss on interest rate swap contracts of $12,929 and $44,851, respectively.
As of June 30, 2018, our outstanding interest rate swap contracts in a liability position had an aggregate fair value and carrying value of $123,470 reflected in “Liabilities under derivative contracts” on our condensed consolidated balance sheet. Our outstanding interest rate swap contracts in an asset position had an aggregate fair value and carrying value of $369 reflected in “Derivative contracts” in our condensed consolidated balance sheet.
We do not hold or issue derivative instruments for trading or speculative purposes.
Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control
During the six months ended June 30, 2018, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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
101
The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed with the Securities and Exchange Commission on August 9, 2018, formatted in XBRL (eXtensible Business ReportingLanguage):  (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statement of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.
Date:	August 9, 2018		/s/ Charles Stewart
		By:	Charles Stewart as Co-President and Chief Financial Officer