Form 10-Q
period 2018-09-30
Altice USA, Inc.
filed 2018-11-07
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

001-38126		38-3980194
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒

Number of shares of common stock outstanding as of November 2, 2018:	715,100,411

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

•
our ability to develop and deploy mobile voice and data services pursuant to the agreement we entered into with Sprint in the fourth quarter of 2017, and our ability to attract customers to these services;

•	the effects of economic conditions or other factors which may negatively affect our customers’ demand for our current and future products and services;

•	the effects of industry conditions;

•	demand for digital and linear advertising products and services;

•	our substantial indebtedness and debt service obligations;

•	adverse changes in the credit market;

•	changes as a result of any tax reforms that may affect our business;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industries in which we operate;

•	the restrictions contained in our financing agreements;

•	our ability to generate sufficient cash flow to meet our debt service obligations;

•	fluctuations in interest rates which may cause our interest expense to vary from quarter to quarter;

•	technical failures, equipment defects, physical or electronic break-ins to our services, computer viruses and similar problems;

•
the disruption or failure of our network, information systems or technologies as a result of computer hacking, computer viruses, “cyber-attacks,” misappropriation of data, outages, natural disasters and other material events;

•	our ability to obtain necessary hardware, software, communications equipment and services and other items from our vendors at reasonable costs;

•	our ability to effectively integrate acquisitions and to maximize expected operating efficiencies from our acquisitions or as a result of the transactions, if any;

•	significant unanticipated increases in the use of bandwidth-intensive Internet-based services;

•	the outcome of litigation, government investigations and other proceedings;

•	our ability to successfully operate our business following the completion of our separation from Altice Europe N.V.; and

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
Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements are made only as of the date of this Quarterly Report. Except to the extent required by law, we do not undertake, and specifically decline any obligation, to update any forward‑looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
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

Item 1. Financial Statements

ALTICE USA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

ASSETS	September 30, 2018 (Unaudited)	December 31, 2017
Current Assets:
Cash and cash equivalents	$486,208	$329,848
Restricted cash	253	252
Accounts receivable, trade (less allowance for doubtful accounts of $13,259 and $13,420)	436,550	370,765
Prepaid expenses and other current assets	167,836	130,425
Amounts due from affiliates	18,387	19,764
Derivative contracts	3,269	52,545
Total current assets	1,112,503	903,599
Property, plant and equipment, net of accumulated depreciation of $3,708,770 and $2,599,579	5,760,479	6,023,826
Investment securities pledged as collateral	1,521,045	1,720,357
Derivative contracts	31,510	—
Other assets	97,537	57,904
Amortizable customer relationships, net of accumulated amortization of $1,979,595 and $1,409,021	3,991,289	4,561,863
Amortizable trade names, net of accumulated amortization of $678,248 and $588,574	388,835	478,509
Other amortizable intangibles, net of accumulated amortization of $16,772 and $10,978	20,872	26,082
Indefinite-lived cable television franchises	13,020,081	13,020,081
Goodwill	8,012,416	8,019,861
Total assets	$33,956,567	$34,812,082

See accompanying notes to condensed consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2018 (Unaudited)	December 31, 2017

Current Liabilities:
Accounts payable	$883,408	$795,128
Accrued liabilities:
Interest	321,327	397,422
Employee related costs	123,387	147,727
Other accrued expenses	329,122	411,988
Amounts due to affiliates	23,424	10,998
Deferred revenue	131,133	111,197
Liabilities under derivative contracts	—	52,545
Credit facility debt	57,650	42,650
Senior notes and debentures	531,206	507,744
Capital lease obligations	4,147	9,539
Notes payable	71,873	33,424
Total current liabilities	2,476,677	2,520,362
Defined benefit plan obligations	84,755	103,163
Other liabilities	169,473	144,289
Deferred tax liability	4,809,745	4,769,286
Liabilities under derivative contracts	153,850	187,406
Collateralized indebtedness	1,400,398	1,349,474
Credit facility debt	6,163,843	4,600,873
Senior notes and debentures	14,824,532	15,352,688
Capital lease obligations	17,304	12,441
Notes payable	5,218	32,478
Deficit investment in affiliates	—	3,579
Total liabilities	30,105,795	29,076,039
Commitments and contingencies (Note 15)
Redeemable equity	179,799	231,290
Stockholders' Equity:
Preferred Stock, $.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 510,702,726 and 246,982,292 issued and outstanding	5,107	2,470
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued and 213,146,331and 490,086,674 outstanding	2,131	4,901
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	3,618,709	4,665,229
Retained earnings	38,744	840,636
	3,664,691	5,513,236
Accumulated other comprehensive loss	(2,291)	(10,022)
Total stockholders' equity	3,662,400	5,503,214
Noncontrolling interest	8,573	1,539
Total stockholders' equity	3,670,973	5,504,753
	$33,956,567	$34,812,082
See accompanying notes to condensed consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue (including revenue from affiliates of $545, $426, $1,397 and $820, respectively) (See Note 14)	$2,417,801	$2,322,521	$7,111,668	$6,947,142
Operating expenses:
Programming and other direct costs (including charges from affiliates of $1,671, $1,196, $6,690 and $3,026, respectively) (See Note 14)	790,533	755,101	2,373,021	2,272,147
Other operating expenses (including charges from affiliates of $905, $8,302, $15,154 and $24,266, respectively) (See Note 14)	569,070	570,111	1,727,842	1,769,477
Restructuring and other expense	16,587	53,448	29,865	142,765
Depreciation and amortization (including impairments)	536,053	823,286	1,827,285	2,138,800
	1,912,243	2,201,946	5,958,013	6,323,189
Operating income	505,558	120,575	1,153,655	623,953
Other income (expense):
Interest expense (including $90,405 related to affiliates and related parties in 2017) (See Note 9)	(389,594)	(379,066)	(1,157,395)	(1,232,730)
Interest income	1,427	961	9,843	1,373
Gain (loss) on investments and sale of affiliate interests, net	111,684	(18,900)	(182,031)	169,888
Gain (loss) on derivative contracts, net	(79,628)	(16,763)	130,883	(154,270)
Gain (loss) on interest rate swap contracts	(19,554)	1,051	(64,405)	12,539
Loss on extinguishment of debt and write-off of deferred financing costs (including $513,723 related to affiliates and related parties in 2017) (See Note 9)	—	(38,858)	(41,616)	(600,240)
Other expense, net	(186)	(2,984)	(12,473)	(9,019)
	(375,851)	(454,559)	(1,317,194)	(1,812,459)
Income (loss) before income taxes	129,707	(333,984)	(163,539)	(1,188,506)
Income tax benefit (expense)	(95,968)	141,550	(29,675)	439,945
Net income (loss)	33,739	(192,434)	(193,214)	(748,561)
Net income attributable to noncontrolling interests	(1,186)	(135)	(1,039)	(737)
Net income (loss) attributable to Altice USA, Inc. stockholders	$32,553	$(192,569)	$(194,253)	$(749,298)
INCOME (LOSS) PER SHARE:
Basic income (loss) per share attributable to Altice USA, Inc. stockholders:
Net income (loss)	$0.04	$(0.26)	$(0.26)	$(1.10)
Basic weighted average common shares (in thousands)	732,963	$737,069	735,685	682,234
Diluted income (loss) per share attributable to Altice USA, Inc. stockholders:
Net income (loss)	$0.04	$(0.26)	$(0.26)	$(1.10)
Diluted weighted average common shares (in thousands)	732,963	737,069	735,685	682,234

See accompanying notes to condensed consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income (loss)	$33,739	$(192,434)	$(193,214)	$(748,561)
Other comprehensive income (loss):
Defined benefit pension plans:
Unrecognized actuarial gain (loss)	9,602	(4,056)	13,794	(8,389)
Applicable income taxes	(2,592)	1,622	(3,723)	3,356
Unrecognized gain (loss) arising during period, net of income taxes	7,010	(2,434)	10,071	(5,033)
Settlement loss included in other expense, net	65	1,014	929	1,403
Applicable income taxes	(18)	(406)	(252)	(561)
Settlement loss included in other expense, net, net of income taxes	47	608	677	842
Curtailment loss	—	—	—	(3,195)
Applicable income taxes	—	—	—	1,278
Curtailment loss, net of income taxes	—	—	—	(1,917)
Foreign currency translation adjustment	437	—	1,351	—
Applicable income taxes	(27)	—	(365)	—
Foreign currency translation adjustment, net	410	—	986	—
Other comprehensive gain (loss)	7,467	(1,826)	11,734	(6,108)
Comprehensive income (loss)	41,206	(194,260)	(181,480)	(754,669)
Comprehensive income attributable to noncontrolling interests	(1,186)	(135)	(1,039)	(737)
Comprehensive income (loss) attributable to Altice USA, Inc. stockholders	$40,020	$(194,395)	$(182,519)	$(755,406)

See accompanying notes to condensed consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2018, as reported	$2,470	$4,901	$4,642,128	$854,824	$(10,022)	$5,494,301	$1,539	$5,495,840
Impact of change in accounting policies (See Note 3)	—	—	—	12,666	—	12,666	—	12,666
Impact of ATS Acquisition (See Note 3)	—	—	23,101	(26,854)	—	(3,753)	—	(3,753)
Balance at January 1, 2018, as adjusted	2,470	4,901	4,665,229	840,636	(10,022)	5,503,214	1,539	5,504,753
Net loss attributable to stockholders	—	—	—	(194,253)	—	(194,253)	—	(194,253)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	1,039	1,039
Contributions from noncontrolling interests	—	—	—	—	—	—	5,995	5,995
Pension liability adjustments, net of income taxes	—	—	—	—	10,748	10,748	—	10,748
Foreign currency translation adjustment	—	—	—	—	986	986	—	986
Share-based compensation expense	—	—	46,176	—	—	46,176	—	46,176
Redeemable equity vested	—	—	124,415	—	—	124,415	—	124,415
Change in redeemable equity	—	—	(72,924)	—	—	(72,924)	—	(72,924)
Dividend payment	—	—	(963,711)	(536,224)	—	(1,499,935)	—	(1,499,935)
Class A shares acquired through share repurchase program and retired	(133)	—	(240,666)	—	—	(240,799)	—	(240,799)
Conversion of Class B to Class A shares, including $2,424 in connection with the Distribution	2,770	(2,770)	—	—	—	—	—	—
Impact of i24 Acquisition	—	—	61,049	(73,578)	(1,840)	(14,369)		(14,369)
Other changes to equity	—	—	(859)	—	—	(859)	—	(859)
Adoption of ASU No. 2018-02	—	—	—	2,163	(2,163)	—	—	—
Balance at September 30, 2018	$5,107	$2,131	$3,618,709	$38,744	$(2,291)	$3,662,400	$8,573	$3,670,973

See accompanying notes to condensed consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(193,214)	$(748,561)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,827,285	2,138,800
Equity in net loss of affiliates	10,849	5,697
Loss (gain) on investments and sale of affiliate interests, net	182,031	(169,888)
Loss (gain) on derivative contracts, net	(130,883)	154,270
Loss on extinguishment of debt and write-off of deferred financing costs	41,616	600,240
Amortization of deferred financing costs and discounts (premiums) on indebtedness	60,526	18,517
Settlement loss related to pension plan	929	1,403
Share-based compensation expense	46,176	40,932
Deferred income taxes	14,399	(470,841)
Provision for doubtful accounts	50,643	54,501
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(111,446)	(45,493)
Other receivables	(138)	(5,520)
Prepaid expenses and other assets	(41,890)	(816)
Amounts due from and due to affiliates	7,203	(40,355)
Accounts payable	85,497	53,433
Accrued liabilities	(198,196)	(303,717)
Deferred revenue	56,326	9,382
Liabilities related to interest rate swap contracts	62,549	(9,552)
Net cash provided by operating activities	1,770,262	1,282,432
Cash flows from investing activities:
Capital expenditures	(832,824)	(718,919)
Payments for acquisitions, net of cash acquired	(10,753)	(43,608)
Sale of affiliate interest	(3,537)	—
Settlement of put call options	—	(24,039)
Proceeds related to sale of equipment, including costs of disposal	7,802	3,398
Increase in other investments	(2,500)	(4,800)
Additions to other intangible assets	(584)	(1,700)
Net cash used in investing activities	(842,396)	(789,668)

See accompanying notes to condensed consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Proceeds from credit facility debt, net of discounts	$2,217,500	$5,602,425
Repayment of credit facility debt	(635,738)	(3,684,668)
Issuance of senior notes and debentures	2,050,000	—
Redemption of senior notes, including premiums and fees	(2,623,756)	(1,729,400)
Proceeds from collateralized indebtedness, net	516,513	662,724
Repayment of collateralized indebtedness and related derivative contracts, net	(516,513)	(654,989)
Dividends to stockholders	(1,499,935)	(919,317)
Proceeds from notes payable	15,955	24,649
Repayment of notes payable	(14,089)	—
Principal payments on capital lease obligations	(8,581)	(11,518)
Purchase of shares of Altice USA, Inc. Class A common stock, pursuant to a share repurchase program	(226,803)	—
Additions to deferred financing costs	(21,570)	(9,486)
Other	(859)	—
Contingent payment for acquisition	(30,000)	—
Contributions from noncontrolling interests, net	5,995	50,800
Proceeds from IPO, net of fees	—	348,460
Net cash used in financing activities	(771,881)	(320,320)
Net increase in cash and cash equivalents	155,985	172,444

Effect of exchange rate changes on cash and cash equivalents	376	—
Net increase in cash and cash equivalents	156,361	172,444
Cash, cash equivalents and restricted cash at beginning of year	330,100	503,093
Cash, cash equivalents and restricted cash at end of period	$486,461	$675,537

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 1.    DESCRIPTION OF BUSINESS AND RELATED MATTERS
The Company and Related Matters
Altice USA, Inc. ("Altice USA" or the "Company") was incorporated in Delaware on September 14, 2015. Prior to the Altice N.V. distribution discussed below, Altice USA was majority-owned by Altice N.V., a public company with limited liability (naamloze vennootshcap) under Dutch law. Since the completion of the Altice N.V. distribution discussed below, the Company is no longer majority-owned by Altice N.V. Altice N.V. changed its name to Altice Europe N.V. ("Altice Europe") upon completion of the distribution.
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
The Company classifies its operations into two reportable segments: Cablevision, which operates in the New York metropolitan area, and Cequel, which principally operates in markets in the south-central United States.
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
The accompanying condensed consolidated operating results for the three and nine months ended September 30, 2017 reflect the retrospective adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers and ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715). See Note 3 for further details of the impact on the Company's historical financial statements.
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
In January 2018, the Company acquired 70% of the equity interests in Altice Technical Services US Corp. ("ATS") for $1.00 (the "ATS Acquisition") and the Company became the owner of 100% of the equity interests in ATS in March 2018. ATS was previously owned by Altice N.V. and a member of ATS's management through a holding company. As the acquisition was a combination of businesses under common control, the Company combined the results of operations and related assets and liabilities of ATS for all periods since its formation. See Note 3 for the impact of the ATS Acquisition on the Company's condensed consolidated balance sheet as of December 31, 2017 and on the Company's statement of operations for the three and nine months ended September 30, 2017.
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
Prior to Altice N.V.'s announcement of the Distribution, the Board of Directors of Altice USA, acting through its independent directors, approved the payment of a $2.035 dividend to all shareholders of record on May 22, 2018. The payment of the dividend, aggregating $1,499,935, was made on June 6, 2018, and was funded with cash at CSC Holdings LLC, a wholly-owned subsidiary of Cablevision, from financings completed in January 2018, and cash generated from operations at Cequel. In connection with the payment of the dividend, the Company recorded a decrease in retained earnings of $536,224, representing the cumulative earnings through the payment date, and a decrease in paid in capital of $963,711.
In connection with the Distribution, the Management Advisory and Consulting Services Agreement with Altice N.V. which provided certain consulting, advisory and other services was terminated. Compensation under the terms of the agreement was an annual fee of $30,000 paid by the Company.
In addition, the Board of Directors of Altice USA also authorized a share repurchase program of $2.0 billion, effective June 8, 2018. Under the repurchase program, shares of Altice USA Class A common stock may be purchased from time to time in the open market and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.  Size and timing of these purchases will be determined based on market conditions and other factors.
From inception through September 30, 2018, the Company repurchased an aggregate of 13,219,909 shares for a total purchase price of approximately $240,799.  These acquired shares were retired and the cost for these shares was recorded in paid in capital in the Company's condensed consolidated balance sheet.  As of September 30, 2018, the Company had approximately $1,759,201 of availability remaining under its stock repurchase program and had 723,849,057 combined Class A and Class B shares outstanding.
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
Recently Adopted Accounting Pronouncements
In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The primary provision of ASU No. 2018-02 allows for the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU No. 2018-02 also requires certain disclosures about stranded tax effects. ASU No. 2018-02 is effective for the Company on January 1, 2019, with early adoption permitted and will be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company elected to adopt ASU No. 2018-02 during the first quarter of 2018. The adoption resulted in the reclassification of stranded tax amounts of $2,163 associated with net unrecognized losses from the Company's pension plans from accumulated other comprehensive loss to retained earnings.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718). ASU No. 2017-09 provides clarity and guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 was adopted by the Company on January 1, 2018 and it had no impact to the Company's condensed consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715). ASU No. 2017-07 requires that an employer disaggregate the service cost component from the other components of net benefit cost. It also provides guidance on how to present the service cost component and the other components of net benefit cost in the income statement and what component of net benefit cost is eligible for capitalization. ASU No. 2017‑07 was adopted by the Company on January 1, 2018 and was applied retrospectively. As a result of the adoption, the Company reclassified the non-service cost components of the Company's pension expense for the three and nine months ended September 30, 2017 from other operating expenses to other income (expense), net. The Company elected to apply the practical expedient which allowed it to reclassify amounts disclosed previously in the benefits plan note as the basis for applying retrospective presentation for comparative periods, as the Company determined it was impracticable to disaggregate the cost components for amounts capitalized and amortized in those periods. See Note 3 for information on the impact of the adoption of ASU No. 2017-07.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows disclose the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. ASU No. 2016-18 provides specific guidance on the presentation of restricted cash in the statement of cash flows. ASU No. 2016-18 was adopted by the Company on January 1, 2018 and was applied retrospectively for all periods presented.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 replaced most existing revenue recognition guidance in GAAP (See Note 3).
Recently Issued But Not Yet Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to clarify certain disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 becomes effective for the Company on January 1, 2022, although early adoption is permitted. The Company does not expect the adoption of ASU 2017-14 to have a material impact on its consolidated financial statements.
Also in August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs in a Cloud Computing Arrangement That Is a Service Contract, which requires upfront implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract to be amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU No. 2018-14 becomes effective for the Company on January 1, 2020, although early adoption is permitted. The Company is currently in the process of evaluating the impact that the adoption of ASU No. 2018-15 will have on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). ASU No. 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two‑step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 becomes effective for the Company on January 1, 2020 with early adoption permitted and will be applied prospectively.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance becomes effective for the Company on January 1, 2019. Although the Company has not yet completed its evaluation of the guidance, or quantified its impact, the Company believes the most significant impact will be the recognition of right of use assets and liabilities on its consolidated balance sheet. The Company expects its lease obligations designated as operating leases will be reported on the consolidated balance sheets upon adoption. The Company is also evaluating other potential lease arrangements of the business, including arrangements that have been previously disclosed as a contractual commitment. The Company is currently in the process of collecting and validating lease data and implementing a software solution. In addition, the Company is assessing practical expedients and policy elections offered by the standard, and is evaluating its processes and internal controls to meet the accounting, reporting and disclosure requirements.
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
Third Party Product Giveaways and Incentives
When the Company acts as the agent in providing certain product giveaways or incentives, revenue is recorded net of the costs of the giveaways and incentives. For the three and nine months ended September 30, 2017, costs of $4,094 and $13,490, respectively for the giveaways and incentives recorded in other operating expense have been reclassified to revenue.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following table summarizes the impact of adopting ASC 606 and ASU No. 2017-07 and the impact of the ATS Acquisition on the Company's condensed consolidated statements of operations:

	Three Months Ended September 30, 2017
	As Reported	Impact of ASC 606	Impact of ASU No. 2017-07	Impact of ATS Acquisition	As Adjusted
Residential:
Pay TV	$1,054,392	$15,807	$—	$(253)	$1,069,946
Broadband	646,094	12,372	—	(188)	658,278
Telephony	204,753	(32,155)	—	(119)	172,479
Business services and wholesale	324,760	(118)	—	—	324,642
Advertising	89,292	—	—	—	89,292
Other	7,884	—	—	—	7,884
Total revenue	2,327,175	(4,094)	—	(560)	2,322,521

Programming and other direct costs	755,101	—	—	—	755,101
Other operating expenses	560,497	(4,094)	(2,921)	16,629	570,111
Restructuring and other expense	53,448	—	—	—	53,448
Depreciation and amortization	823,265	—	—	21	823,286
Operating income	134,864	—	2,921	(17,210)	120,575
Other expense, net	(451,638)	—	(2,921)	—	(454,559)
Loss before income taxes	(316,774)	—	—	(17,210)	(333,984)
Income tax benefit	134,688	—	—	6,862	141,550
Net loss	$(182,086)	$—	$—	$(10,348)	$(192,434)

	Nine Months Ended September 30, 2017
	As Reported	Impact of ASC 606	Impact of ASU No. 2017-07	Impact of ATS Acquisition	As Adjusted
Residential:
Pay TV	$3,185,610	$39,630	$—	$(253)	$3,224,987
Broadband	1,887,279	39,725	—	(188)	1,926,816
Telephony	624,077	(92,257)	—	(119)	531,701
Business services and wholesale	968,291	(588)	—	—	967,703
Advertising	270,154	—	—	—	270,154
Other	25,781	—	—	—	25,781
Total revenue	6,961,192	(13,490)	—	(560)	6,947,142

Programming and other direct costs	2,272,147	—	—	—	2,272,147
Other operating expenses	1,767,624	(13,490)	(9,852)	25,195	1,769,477
Restructuring and other expense	142,765	—	—	—	142,765
Depreciation and amortization	2,138,776	—	—	24	2,138,800
Operating income	639,880	—	9,852	(25,779)	623,953
Other expense, net	(1,802,608)	—	(9,852)	1	(1,812,459)
Loss before income taxes	(1,162,728)	—	—	(25,778)	(1,188,506)
Income tax benefit	429,664	—	—	10,281	439,945
Net loss	$(733,064)	$—	$—	$(15,497)	$(748,561)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 4.    NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO STOCKHOLDERS
Basic net income (loss) per common share attributable to Altice USA stockholders is computed by dividing net income (loss) attributable to Altice USA stockholders by the weighted average number of common shares outstanding during the period.  Diluted income per common share attributable to Altice USA stockholders reflects the dilutive effects of stock options. For such awards that are performance based, the diluted effect is reflected upon the achievement of the performance criteria. Diluted net loss per common share attributable to Altice USA excludes the effects of common stock equivalents as they are anti-dilutive.
Anti-dilutive shares (options whose exercise price exceeds the average market price of the Company's common stock during the period) totaling approximately 5,841,000 shares, have been excluded from diluted weighted average shares outstanding when calculating diluted net income per share attributable to Altice USA stockholders for the three months ended September 30, 2018. In addition, approximately 73,000 performance based options for the three months ended September 30, 2018, issued pursuant to the Company's employee stock plan have also been excluded from the diluted weighted average shares outstanding as the performance criteria on these awards had not yet been satisfied for the respective period.
The weighted average number of shares used to compute basic and diluted net loss per share for the nine months ended September 30, 2017 reflect the retroactive impact of certain organizational transactions that occurred prior to the Company's IPO.
NOTE 5.    REVENUE AND CONTRACT ASSETS
Revenue Recognition
Residential Services
The Company derives revenue through monthly charges to residential customers of its pay television, broadband, and telephony services, including installation services. In addition, the Company derives revenue from digital video recorder ("DVR"), video-on-demand ("VOD"), pay-per-view, home shopping commissions and equipment fees which are reflected in "Residential pay TV" revenues. The Company recognizes pay television, broadband, and telephony revenues as the services are provided to a customer on a monthly basis. Revenue from the sale of bundled services at a discounted rate is allocated to each product based on the standalone selling price of each performance obligation within the bundled offer. The relative standalone selling price requires judgment and is typically determined based on the current prices at which the separate services are sold by the Company. Installation revenue for the Company's residential services is deferred and recognized over the benefit period, which is estimated to be less than one year. The estimated benefit period takes into account both quantitative and qualitative factors including the significance of average installation fees to total recurring revenue per customer.
The Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  In instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three and nine months ended September 30, 2018 the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $63,703 and $190,895, respectively. For the three and nine months ended September 30, 2017 the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $64,254 and $194,045, respectively.
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
The following table provides information about contracts assets and contract liabilities related to contracts with customers:

	September 30, 2018	December 31, 2017, as adjusted
Contract assets (a)	$25,806	$24,329
Deferred revenue (b)	173,956	117,679

(a)	Contract assets include primarily sales commissions for enterprise customers that are deferred and amortized over the average contract term.

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
A significant portion of our revenue is derived from residential and SMB customer contracts which are month-to month. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of the future revenue to be recognized from our existing customer base. Contracts with enterprise and wholesale customers generally range from three to five years, and services may only be terminated in accordance with the contractual terms.
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
The Company's non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2018	2017
Non-Cash Investing and Financing Activities:
Continuing Operations:
Conversion of notes payable to affiliates and related parties of $1,750,000 (together with accrued and unpaid interest and applicable premium) to common stock (See Note 9)	$—	$2,264,252
Property and equipment accrued but unpaid	166,800	84,847
Notes payable issued to vendor for the purchase of equipment	49,780	25,879
Capital lease obligations	8,162	—
Leasehold improvements paid by landlord	350	3,998
Deferred financing costs accrued but unpaid	1,006	—
Contingent consideration for acquisitions	6,733	30,000
Receivable related to the sale of an investment	11,954	—
Unsettled purchases of shares of Altice USA, Inc. Class A common stock, pursuant to a share repurchase program	13,996	—
Supplemental Data:
Cash interest paid	1,174,154	1,481,363
Income taxes paid, net	12,148	26,396

The Company’s previously reported statement of cash flows for the three months ended March 31, 2017 reflected distributions to stockholders of $79,617 in cash flows from operating activities. These distributions should have been reflected in cash flows from financing activities.
NOTE 7.    RESTRUCTURING COSTS AND OTHER EXPENSE
Restructuring
Beginning in the first quarter of 2016, the Company commenced restructuring initiatives that were intended to simplify the Company's organizational structure.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following table summarizes the activity for these initiatives during 2018:
	Severance and Other Employee Related Costs	Facility Realignment and Other Costs	Total
Accrual balance at December 31, 2017	$113,474	$9,626	$123,100
Restructuring charges	4,182	3,334	7,516
Payments and other	(65,692)	(5,853)	(71,545)
Accrual balance at June 30, 2018	51,964	7,107	59,071
Restructuring charges	5,841	8,826	14,667
Payments and other	(24,991)	(2,613)	(27,604)
Accrual balance at September 30, 2018	$32,814	$13,320	$46,134
The Company recorded restructuring charges of $52,081 and $141,078 for the three and nine months ended September 30, 2017 relating to these restructuring initiatives.
Cumulative costs to date relating to these initiatives amounted to $327,521 and $71,162 for our Cablevision and Cequel segments, respectively.
Transaction Costs
The Company incurred transaction costs of $1,920 and $7,682 for the three and nine months ended September 30, 2018 relating to the Distribution discussed in Note 1 and $1,367 and $1,687 for the three and nine months ended September 30, 2017 related to the acquisition of a business.
NOTE 8.    INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired amortizable intangible assets:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

Customer relationships	$5,970,884	$(1,979,595)	$3,991,289	$5,970,884	$(1,409,021)	$4,561,863	8 to 18 years
Trade names	1,067,083	(678,248)	388,835	1,067,083	(588,574)	478,509	2 to 5 years
Other amortizable intangibles	37,644	(16,772)	20,872	37,060	(10,978)	26,082	1 to 15 years
	$7,075,611	$(2,674,615)	$4,400,996	$7,075,027	$(2,008,573)	$5,066,454
Amortization expense for the three and nine months ended September 30, 2018 aggregated $208,172 and $666,041, respectively, and for the three and nine months ended September 30, 2017 aggregated $426,419 and $981,657, respectively.
The following table summarizes information relating to the Company's acquired indefinite-lived intangible assets:

	September 30, 2018			December 31, 2017
	Cablevision	Cequel	Total	Cablevision	Cequel	Total
Cable television franchises	$8,113,575	$4,906,506	$13,020,081	$8,113,575	$4,906,506	$13,020,081
Goodwill	5,873,716	2,138,700	8,012,416	5,866,120	2,153,741	8,019,861
Total	$13,987,291	$7,045,206	$21,032,497	$13,979,695	$7,060,247	$21,039,942

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The carrying amount of goodwill is presented below:

Gross goodwill as of December 31, 2017, as reported	$7,996,760
ATS goodwill included in Cablevision segment (See Note 3 for further details)	23,101
Gross goodwill as of December 31, 2017, as adjusted	8,019,861
Goodwill recorded in Cablevision segment in connection with an acquisition during the third quarter of 2018	7,608
Adjustment to Cablevision segment purchase accounting relating to business acquired in fourth quarter of 2017	(12)
Reclassification of Cequel segment goodwill to property, plant and equipment	(15,041)
Net goodwill as of September 30, 2018	$8,012,416
NOTE 9.    DEBT
The following table provides details of the Company's outstanding credit facility debt:

			September 30, 2018		December 31, 2017
	Maturity Date	Interest Rate	Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Restricted Group:
Revolving Credit Facility (b)	$20,000 on October 9, 2020, remaining balance on November 30, 2021	5.40%	$575,000	$554,908	$450,000	$425,488
Term Loan Facility	July 17, 2025	4.41%	2,962,500	2,946,318	2,985,000	2,967,818
Incremental Term Loan Facility	January 25, 2026	4.66%	1,496,250	1,478,995	—	—
Cequel:
Revolving Credit Facility (c)	$65,000 on November 30, 2021, and remaining balance on April 5, 2023	—%	—	—	—	—
Term Loan Facility	July 28, 2025	4.49%	1,249,188	1,241,272	1,258,675	1,250,217
			$6,282,938	6,221,493	$4,693,675	4,643,523
Less: Current portion				57,650		42,650
Long-term debt				$6,163,843		$4,600,873

(a)	The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums.

(b)
At September 30, 2018, $139,929 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $1,585,071 of the facility was undrawn and available, subject to covenant limitations.

(c)
At September 30, 2018, $7,636 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $342,364 of the facility was undrawn and available, subject to covenant limitations.

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
On March 22, 2018, Altice US Finance I Corporation, an indirect wholly-owned subsidiary of the Company, entered into a Fourth Amendment to the Cequel Credit Agreement (Extension Amendment), by and among the borrower, the Revolving Consent Lenders (as defined in the Fourth Amendment) and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (the “Fourth Amendment”).  The Fourth Amendment amends and supplements the Borrower’s

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

credit agreement, dated as of June 12, 2015, as amended by the first amendment (refinancing amendment), dated as of October 25, 2016, the second amendment (extension amendment), dated as of December 9, 2016, and the third amendment (incremental loan assumption agreement and refinancing amendment), dated as of March 15, 2017, as so amended and as may be further amended, restated, modified or supplemented from time to time and as further amended by the Fourth Amendment among, inter alios, the borrower, the lenders party thereto and the administrative agent.
The Fourth Amendment extends the maturity date of the revolving loans and/or commitments of the Revolving Consent Lenders to April 5, 2023. The Fourth Amendment and the extended maturity date will not apply to the revolving loans and/or commitments of revolving lenders under the Cequel Credit Agreement that are not Revolving Consent Lenders.
In July 2018, the Company borrowed $575,000 under the CSC Holdings revolving credit facility agreement and used a portion of the proceeds to repay the $500,000 principal amount of senior notes due July 15, 2018.
As of September 30, 2018, the Company was in compliance with all of its financial covenants under the CSC Holdings credit facilities agreement and the Cequel credit facilities agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Senior Guaranteed Notes, Senior Secured Notes and Senior Notes and Debentures
The following table summarizes the Company's senior guaranteed notes, senior secured notes and senior notes and debentures:

						September 30, 2018		December 31, 2017
Date Issued	Maturity Date	Interest Rate				Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
February 6, 1998	February 15, 2018	7.875%	(b)	(f)	(o)	$—	$—	$300,000	$301,184
July 21, 1998	July 15, 2018	7.625%	(b)	(f)	(q)	—	—	500,000	507,744
February 12, 2009	February 15, 2019	8.625%	(c)	(f)		526,000	531,206	526,000	541,165
November 15, 2011	November 15, 2021	6.750%	(c)	(f)		1,000,000	966,913	1,000,000	960,146
May 23, 2014	June 1, 2024	5.250%	(c)	(f)		750,000	668,918	750,000	660,601
October 9, 2015	January 15, 2023	10.125%	(e)			1,800,000	1,780,504	1,800,000	1,777,914
October 9, 2015	October 15, 2025	10.875%	(e)			1,684,221	1,662,507	1,684,221	1,661,135
CSC Holdings Senior Guaranteed Notes:
October 9, 2015	October 15, 2025	6.625%	(e)			1,000,000	987,707	1,000,000	986,717
September 23, 2016	April 15, 2027	5.500%	(g)			1,310,000	1,304,816	1,310,000	1,304,468
January 29, 2018	February 1, 2028	5.375%	(n)			1,000,000	991,896	—	—
Cablevision Senior Notes (k):
April 15, 2010	April 15, 2018	7.750%	(c)	(f)	(o)	—	—	750,000	754,035
April 15, 2010	April 15, 2020	8.000%	(c)	(f)		500,000	494,445	500,000	492,009
September 27, 2012	September 15, 2022	5.875%	(c)	(f)		649,024	582,236	649,024	572,071
Cequel and Cequel Capital Senior Notes (l):
Oct. 25, 2012 Dec. 28, 2012	September 15, 2020	6.375%	(d)	(m)		—	—	1,050,000	1,027,493
May 16, 2013 Sept. 9, 2014	December 15, 2021	5.125%	(d)			1,250,000	1,157,405	1,250,000	1,138,870
June 12, 2015	July 15, 2025	7.750%	(i)			620,000	605,540	620,000	604,374
April 5, 2018	April 1, 2028	7.500%	(p)			1,050,000	1,048,222	—	—
Altice US Finance I Corporation Senior Secured Notes (l):
June 12, 2015	July 15, 2023	5.375%	(h)			1,100,000	1,084,542	1,100,000	1,082,482
April 26, 2016	May 15, 2026	5.500%	(j)			1,500,000	1,488,881	1,500,000	1,488,024
						$15,739,245	15,355,738	$16,289,245	15,860,432
Less: current portion							531,206		507,744
Long-term debt							$14,824,532		$15,352,688

(a)	The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums.

(b)	The debentures are not redeemable by CSC Holdings prior to maturity.

(c)	Notes are redeemable at any time at a specified "make-whole" price plus accrued and unpaid interest to the redemption date.

(d)	The Company may redeem some or more of all the notes at the redemption price set forth in the relevant indenture, plus accrued and unpaid interest.

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

(f)	The carrying value of the notes was adjusted to reflect their fair value on the date of the Cablevision Acquisition (aggregate reduction of $52,788 at the date of the acquisition).

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

(q)	These notes were repaid in July 2018 with borrowings under CSC Holdings revolving credit facility agreement.
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
The indentures under which the senior notes and debentures were issued contain various covenants.  The Company was in compliance with all of its financial covenants under these indentures as of September 30, 2018.
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
Summary of Debt Maturities
The future maturities of debt payable by the Company under its various debt obligations outstanding as of September 30, 2018, including notes payable, collateralized indebtedness (see Note 10), and capital leases, are as follows:

Years Ending December 31,	Cablevision	Cequel	Total
2018	$30,678	$6,446	$37,124
2019	598,210	43,999	642,209
2020	550,396	12,720	563,116
2021	3,083,892	1,262,729	4,346,621
2022	697,147	12,739	709,886
Thereafter	11,815,174	5,466,230	17,281,404
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
All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  If any one of these contracts were terminated prior to its scheduled maturity date, the Company would be obligated to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of September 30, 2018, the Company did not have an early termination shortfall relating to any of these contracts.
The Company monitors the financial institutions that are counterparties to its equity derivative contracts.  All of the counterparties to such transactions carry investment grade credit ratings as of September 30, 2018.
Interest Rate Swap Contracts
In May 2018, the Company entered into two interest rate swap contracts that mature in April 2019 whereby one contract converts the interest rate on $2,970,000 of the CSC Holdings Term Loan Facility from a one-month LIBO rate to a three-month LIBO rate minus 0.226% and the second contract converts the interest rate on $1,496,250 of the CSC Holdings Incremental Term Loan from a one-month LIBO rate to a three-month LIBO rate minus 0.226%. The objective of these swaps is to potentially pay a lower interest rate than what the Company can elect under the terms of the CSC Holdings credit facilities agreement.
In April 2018, the Company entered into an interest rate swap contract that matures in May 2019 which converts the interest rate on $1,255,513 of the Cequel Term Loan B from a one-month LIBO rate to a three-month LIBO rate minus 0.225%. The objective of this swap is to potentially pay a lower interest rate than what the Company can elect under the terms of the Cequel credit facilities agreement.
In June 2016, the Company entered into two fixed to floating interest rate swap contracts that mature in May 2026. One fixed to floating interest rate swap is converting $750,000 from a fixed rate of 1.6655% to a six-month LIBO rate and a second tranche of $750,000 from a fixed rate of 1.68% to a six-month LIBO rate. The objective of these swaps is to adjust the proportion of total debt that is subject to fixed and variable interest rates.
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
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the condensed consolidated balance sheets:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at September 30, 2018	Fair Value at December 31, 2017	Fair Value at September 30, 2018	Fair Value at December 31, 2017

Interest rate swap contracts	Derivative contracts, current	$3,269	$—	$—	$—
Prepaid forward contracts	Derivative contracts, current	—	52,545	—	(52,545)
Prepaid forward contracts	Derivative contracts, long-term	31,510	—	(10,131)	(109,504)
Interest rate swap contracts	Liabilities under derivative contracts, long-term	—	—	(143,719)	(77,902)
		$34,779	$52,545	$(153,850)	$(239,951)
Gains (losses) from the Company's derivative contracts related to the Comcast common stock for the three and nine months ended September 30, 2018 of $(79,628) and $130,883, respectively, are reflected in gain (loss) on derivative contracts, net in the Company's condensed consolidated statement of operations.
For the three and nine months ended September 30, 2018, the Company recorded a gain (loss) on investments of $111,684 and $(199,312), respectively, representing the net increase (decrease) in the fair values of the investment securities pledged as collateral.
For the three and nine months ended September 30, 2018, the Company recorded a loss on interest rate swap contracts of $19,554 and $64,405, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Settlements of Collateralized Indebtedness
The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts during the nine months ended September 30, 2018:

Number of shares	16,139,868
Collateralized indebtedness settled	$(516,537)
Derivatives contracts settled	24
(516,513)
Proceeds from new monetization contracts	516,513
Net cash proceeds	$—
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
The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis:

	Fair Value Hierarchy	September 30, 2018	December 31, 2017
Assets:
Money market funds	Level I	$296,123	$5,949
Investment securities pledged as collateral	Level I	1,521,045	1,720,357
Prepaid forward contracts	Level II	31,510	52,545
Interest rate swap contracts	Level II	3,269	—
Liabilities:
Prepaid forward contracts	Level II	10,131	162,049
Interest rate swap contracts	Level II	143,719	77,902
Contingent consideration related to 2017 and 2018 acquisitions	Level III	6,733	32,233
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
The fair value of the contingent consideration as of September 30, 2018 related to the acquisitions in the third quarter of 2018 and fourth quarter of 2017 amounted to approximately $4,500 and $2,233, respectively. The estimated amount recorded as of September 30, 2018 is 100% of the contractual amount related to the acquisition in the third quarter 2018 and 51% of the contractual amount related to the acquisition in the fourth quarter 2017. The fair value of the consideration was estimated based on a probability assessment of attaining the targets as of September 30, 2018.
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
The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying condensed consolidated balance sheets, are summarized as follows:

		September 30, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value
CSC Holdings debt instruments:
Credit facility debt	Level II	$4,980,221	$5,033,750	$3,393,306	$3,435,000
Collateralized indebtedness	Level II	1,400,398	1,352,771	1,349,474	1,305,932
Senior guaranteed notes	Level II	3,284,419	3,293,125	2,291,185	2,420,000
Senior notes and debentures	Level II	5,610,048	6,245,760	6,409,889	7,221,846
Notes payable	Level II	42,810	42,653	56,956	55,289
Cablevision senior notes:
Senior notes and debentures	Level II	1,076,681	1,189,098	1,818,115	1,931,239
Cequel debt instruments:
Cequel credit facility debt	Level II	1,241,272	1,249,188	1,250,217	1,258,675
Senior secured notes	Level II	2,573,423	2,604,930	2,570,506	2,658,930
Senior notes	Level II	2,811,167	3,013,615	2,770,737	2,983,615
Notes payable	Level II	34,281	34,281	8,946	8,946
		$23,054,720	$24,059,171	$21,919,331	$23,279,472

(a)	Amounts are net of unamortized deferred financing costs, premiums and discounts.
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
Fair Value of Non-financial Assets and Liabilities
The Company’s non-financial assets such as cable-television franchises, property, plant, and equipment, other intangible assets and cost-method investments, are not measured at fair value on a recurring basis, however, they are subject to fair value adjustments whenever events or circumstances indicate that the carrying amount of these assets may not be

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

recoverable. No material impairments were recorded during the three and nine months ended September 30, 2018 and 2017.
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
The Company recorded income tax expense of $95,968 and $29,675 for the three and nine months ended September 30, 2018, respectively. Included in the income tax expense for each period was tax expense of $49,052 as a result of the revaluation of the Company's deferred tax liability in connection with tax law changes in the State of New Jersey. Absent this item, the effective tax rate for the three months ended September 30, 2018 would have been 36%. For the nine months ended September 30, 2018, the tax benefit was more than offset by the $49,052 expense recorded in the period. The tax expense was calculated based upon the actual effective tax rate for the year-to-date period. The Company determined this to represent the best estimate of the annual effective tax rate in light of the magnitude of the expected income and the significant permanent differences.
Pursuant to the enactment of the Tax Cuts & Jobs Act ("Tax Reform"), effective on January 1, 2018, the corporate federal income tax rate was reduced to 21% from 35%. The Company is subject to Tax Reform’s limitation on interest deductibility which is based on a limit calculated without regard to depreciation or amortization through 2021. The resulting interest deduction that is deferred can be carried forward indefinitely. Nevertheless, as is the case with any future deductible temporary difference, management will continue to evaluate realizability to determine whether a valuation allowance is required as a result of these limitations. Therefore a valuation allowance may need to be recorded in the future subject to the relative levels of future interest expense versus taxable income.
The Company recorded income tax benefit of $141,550 and $439,945 for the three and nine months ended September 30, 2017, reflecting the AETR of approximately 42% and 37%, respectively.
As of September 30, 2018, the Company's federal net operating losses (“NOLs”) were approximately $2,419,000. The utilization of certain pre-merger NOLs of Cablevision and Cequel are limited pursuant to Internal Revenue Code Section 382. The Company does not expect such limitations to impact the ability to utilize the NOLs prior to their expiration.
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
The following table summarizes activity relating to carry units:

	Number of Time Vesting Awards	Number of Performance Based Vesting Awards	Weighted Average Grant Date Fair Value
Balance, December 31, 2017	168,550,001	10,000,000	$0.71
Vested	(48,337,500)	—	0.37
Forfeited	(15,500,001)	—	0.56
Balance, September 30, 2018	104,712,500	10,000,000	1.01
The weighted average fair value per unit was $2.28 and $2.50 as of September 30, 2018 and December 31, 2017, respectively. For the three and nine months ended September 30, 2018, the Company recognized an expense of $7,510 and $33,004 related to the push down of share-based compensation expense related to the carry unit plan. For the three and nine months ended September 30, 2017, the Company recognized an expense of $15,005 and $40,932 related to the push down of share-based compensation related to the carry unit plan.
Stock Option Plan
The following table summarizes activity related to employee stock options for the nine months ended September 30, 2018:

	Shares Under Option		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
	Time Vesting	Performance Based Vesting			Aggregate Intrinsic Value (a)
Balance at December 31, 2017	5,110,747	—	$17.45	9.97	$8,944
Granted	2,332,540	95,953	17.76
Forfeited	(496,491)	(22,314)	17.76
Balance at September 30, 2018	6,946,796	73,639	17.51	9.43	4,417
Options exercisable at September 30, 2018	—	—	—	—	—

(a)	The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of the Company's Class A common stock at the respective date.
The Company recognized share based compensation expense related to employee stock options for the three and nine months ended September 30, 2018 of $4,817 and $13,172, respectively.
The following weighted-average assumptions were used to calculate the fair values of stock option awards granted during the nine months ended September 30, 2018:

Risk-free interest rate	2.77%
Expected life (in years)	6.48
Dividend yield	—%
Volatility	35.23%
Grant date fair value	$7.12

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
The Company's equity in the net losses of i24NEWS prior to April 1, 2018 of $1,130 for the nine months ended September 30, 2018 and $541 and $3,126 for three and nine months ended September 30, 2017 were recorded using the equity method and reflected in other expense, net in the Company's statements of operations. The Company's investment in i24NEWS as of December 31, 2017 of $930 is included in investment in affiliates on the Company's condensed consolidated balance sheet.
In April 2018, the Company redeemed a 24% interest in Newsday LLC ("Newsday") and recognized a gain of $13,298, reflected in gain (loss) on investments and sale of affiliate interests, net in the Company's statements of operations. For the nine months ended September 30, 2018, the Company recorded equity in the net loss of Newsday of $9,719. For the three and nine months ended September 30, 2017, the Company recorded equity in net loss of Newsday of $1,034 and $2,571, respectively, reflected in other expense, net in the Company's statements of operations. The Company's deficit investment in Newsday as of December 31, 2017 of $3,579 is included in deficit investment in affiliates on the Company's condensed consolidated balance sheets.
Affiliate and Related Party Transactions
Altice USA is controlled by Patrick Drahi who is also the controlling stockholder of Altice Europe (formerly Altice N.V.) and its subsidiaries.
As the transactions discussed below were conducted between entities under common control by Mr. Drahi and equity method investees, amounts charged for certain services may not have represented amounts that might have been received or incurred if the transactions were based upon arm's length negotiations.
The following table summarizes the revenue and charges related to services provided to or received from subsidiaries of Altice Europe and Newsday:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$545	$426	$1,397	$820
Operating expenses:
Programming and other direct costs	(1,671)	(1,196)	(6,690)	$(3,026)
Other operating expenses, net	(905)	(8,302)	(15,154)	(24,266)
Operating expenses, net	(2,576)	(9,498)	(21,844)	(27,292)

Interest expense (a)	—	—	—	(90,405)
Other income, net	—	—	149	—
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	—	(513,723)
Net charges	$(2,031)	$(9,072)	$(20,298)	$(630,600)
Capital expenditures	$3,945	$3,549	$6,679	$12,914

(a)	In connection with the Company's IPO in June 2017, the Company converted the notes payable to affiliates and related parties into shares of the Company’s common stock at the IPO price.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Revenue
The Company recognized revenue primarily in connection with the sale of advertising to Newsday.
Programming and other direct costs
Programming and other direct costs include costs incurred by the Company for the transport and termination of voice and data services provided by a subsidiary of Altice Europe.
Other operating expenses
A subsidiary of Altice Europe provided certain executive services, as well as consulting, advisory and other services, including, prior to the IPO, CEO, CFO and COO services, to the Company. Compensation under the terms of the agreement was an annual fee of $30,000 to be paid by the Company. Fees associated with this agreement recorded by the Company amounted to approximately $13,250 for the nine months ended September 30, 2018 and $7,500 and $22,500 for the three and nine months ended September 30, 2017, respectively. As of June 20, 2017, the CEO, CFO and COO became employees of the Company and the agreement was assigned to Altice Europe. by a subsidiary of Altice Europe. This agreement was terminated upon the completion of the Distribution discussed in Note 1.
Other operating expenses also include charges for services provided by other subsidiaries of Altice Europe aggregating $905 and $1,904 for the three and nine months ended September 30, 2018 and $802 and $1,766 for the three and nine months ended September 30, 2017, respectively, net of credits of $76 and $917 for the three and nine months ended September 30, 2017, for transition services provided to Newsday.
Capital Expenditures
Capital expenditures include $3,945 and $6,679 for the three and nine months ended September 30, 2018 and $3,549 and $12,914, for the three and nine months ended September 30, 2017, respectively, for equipment purchases and software development services provided by subsidiaries of Altice Europe.
Aggregate amounts that were due from and due to related parties are summarized below:

	September 30, 2018	December 31, 2017
Due from:
Altice US Finance S.A. (a)	$13,100	$12,951
Newsday (b)	541	2,713
Altice Management Americas (b)	1,271	33
Altice Dominican Republic (b)	2,551	—
i24 News (b)	—	4,036
Other Altice Europe subsidiaries (b)	924	31
	$18,387	$19,764
Due to:
Altice Europe (c)	$13,250	$—
Newsday (b)	32	33
Altice Labs S.A. (d)	1,463	7,354
Other Altice Europe subsidiaries (d)	8,679	3,611
	$23,424	$10,998

(a)	Represents interest on senior notes paid by the Company on behalf of the affiliate.

(b)
Represents amounts paid by the Company on behalf of the respective related party, and for Newsday the net amounts due from the related party also include charges for certain transition services provided.

(c)	Represents amounts due to Altice Europe pursuant to the agreement discussed above.

(d)	Represents amounts due to affiliates for the purchase of equipment and advertising services, as well as reimbursement for payments made on our behalf.

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
The Company receives notices from third parties and, in some cases, is named as a defendant in certain lawsuits claiming infringement of various patents relating to various aspects of the Company's businesses.  In certain of these cases other industry participants are also defendants.  In certain of these cases the Company expects that any potential liability would be the responsibility of the Company's equipment vendors pursuant to applicable contractual indemnification provisions.  In the event that the Company is found to infringe on any patent rights, the Company may be subject to substantial damages and/or an injunction that could require the Company or its vendors to modify certain products and services the Company offers to its subscribers, as well as enter into royalty or license agreements with respect to the patents at issue. The Company believes that the claims are without merit, but is unable to predict the outcome of these matters or reasonably estimate a range of possible loss.
In addition to the matters discussed above, the Company is party to various lawsuits, disputes and investigations, some of which may involve claims for substantial damages, fines or penalties.  Although the outcome of these other matters cannot be predicted and the impact of the final resolution of these other matters on the Company's results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these other lawsuits will have a material adverse effect on the financial position of the Company or the ability of the Company to meet its financial obligations as they become due.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Cablevision	Cequel	Total	Cablevision	Cequel	Total
Operating income (loss)	$340,455	$165,103	$505,558	$(3,103)	$123,678	$120,575
Share-based compensation	9,038	3,289	12,327	11,555	3,450	15,005
Restructuring and other expense	14,122	2,465	16,587	35,364	18,084	53,448
Depreciation and amortization (including impairments)	378,549	157,504	536,053	656,122	167,164	823,286
Adjusted EBITDA	$742,164	$328,361	$1,070,525	$699,938	$312,376	$1,012,314

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Cablevision	Cequel	Total	Cablevision	Cequel	Total
Operating income	$714,413	$439,242	$1,153,655	$228,740	$395,213	$623,953
Share-based compensation	35,567	10,609	46,176	28,597	12,335	40,932
Restructuring and other expense	25,720	4,145	29,865	105,182	37,583	142,765
Depreciation and amortization (including impairments)	1,337,051	490,234	1,827,285	1,641,501	497,299	2,138,800
Adjusted EBITDA	$2,112,751	$944,230	$3,056,981	$2,004,020	$942,430	$2,946,450
A reconciliation of reportable segment amounts to the Company's condensed consolidated balances are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating income for reportable segments	$505,558	$120,575	$1,153,655	$623,953
Items excluded from operating income:
Interest expense	(389,594)	(379,066)	(1,157,395)	(1,232,730)
Interest income	1,427	961	9,843	1,373
Gain (loss) on investments and sale of affiliate interests, net	111,684	(18,900)	(182,031)	169,888
Gain (loss) on derivative contracts, net	(79,628)	(16,763)	130,883	(154,270)
Gain (loss) on interest rate swap contracts	(19,554)	1,051	(64,405)	12,539
Loss on extinguishment of debt and write-off of deferred financing costs	—	(38,858)	(41,616)	(600,240)
Other expense, net	(186)	(2,984)	(12,473)	(9,019)
Income (loss) before income taxes	$129,707	$(333,984)	$(163,539)	$(1,188,506)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following tables present the composition of revenue by reportable segment:

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
	Cablevision	Cequel	Eliminations (a)	Total	Cablevision	Cequel	Eliminations (a)	Total
Residential:
Pay TV	$783,252	$271,415	$—	$1,054,667	$798,583	$271,363	$—	$1,069,946
Broadband	457,709	272,198	—	729,907	416,972	241,306	—	658,278
Telephony	130,494	30,857	—	161,351	140,830	31,649	—	172,479
Business services and wholesale	242,305	101,888	—	344,193	230,200	94,442	—	324,642
Advertising	105,719	18,107	(760)	123,066	72,316	17,456	(480)	89,292
Other	2,209	2,408	—	4,617	2,458	5,426	—	7,884
Total Revenue	$1,721,688	$696,873	$(760)	$2,417,801	$1,661,359	$661,642	$(480)	$2,322,521

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	Cablevision	Cequel	Eliminations (a)	Total	Cablevision	Cequel	Eliminations (a)	Total
Residential:
Pay TV	$2,313,229	$809,550	$—	$3,122,779	$2,397,233	$827,754	$—	$3,224,987
Broadband	1,347,486	796,244	—	2,143,730	1,218,504	708,312	—	1,926,816
Telephony	399,714	91,174	—	490,888	432,710	98,991	—	531,701
Business services and wholesale	713,240	301,431	—	1,014,671	689,708	277,995	—	967,703
Advertising	276,343	53,541	(9,338)	320,546	216,250	54,384	(480)	270,154
Other	8,697	10,357	—	19,054	8,467	17,314	—	25,781
Total Revenue	$5,058,709	$2,062,297	$(9,338)	$7,111,668	$4,962,872	$1,984,750	$(480)	$6,947,142

(a)     Reflects revenue recognized by Cablevision from the sale of services to Cequel.
Capital expenditures (cash basis) by reportable segment are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cablevision	$217,326	$180,287	$554,483	$505,852
Cequel	117,201	75,042	278,341	213,067
	$334,527	$255,329	$832,824	$718,919
Primarily all revenues and assets of the Company's reportable segments are attributed to or located in the United States.
Total assets by segment are not provided as such amounts are not regularly reviewed by the chief operating decision makers for purposes of decision making regarding resource allocations.
NOTE 17.    SUBSEQUENT EVENTS
Revolver Repayment

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

On October 15, 2018, CSC Holdings made a voluntary repayment under its revolving credit facility of $125,000.
Incremental CSC Holdings Term Loan Facility
In October 2018, in connection with its intention to combine the Cequel and Cablevision businesses under a single credit silo, the Company commenced an exchange of senior and senior secured notes (see below) and successfully entered into a new $1,275,000 7-year senior secured term loan maturing January 2026 (the “Senior Secured Term Loan B”), providing for the refinancing of the entire principal amount of loans under Cequel’s existing Term Loan Facility and other transaction costs related to the credit silo combination. The new Senior Secured Term Loan B will have a margin of 2.25% over LIBOR and was issued with an original issue discount of 25 basis points.
Senior Notes Exchange
On October 2, 2018, Cequel, Cequel Capital and Altice US Finance I Corporation (the "Issuers"), commenced offers to exchange (the "Exchange Offers") any and all outstanding senior notes and senior secured notes issued by them (the "Original Notes") for up to $5,520,000 aggregate principal amount of new notes (the "New Notes") and, in the case of the 5.375% secured notes due 2023 and 5.500% secured notes due 2026, cash. These New Notes will be automatically converted into new CSC Holdings notes upon satisfaction (or waiver) of certain conditions set forth in the Exchange Offers.
Additionally, in connection with the Exchange Offers, the Issuers solicited consents to amend each of the Original Notes, except the 5.125% Notes due 2021, and the indentures governing such notes. The proposed amendments, which require the consent of a majority in outstanding aggregate principal amount of each series of relevant Original Notes, respectively, will eliminate or waive substantially all of the restrictive covenants, eliminate certain events of default, and modify or eliminate certain other provisions. Each of the Exchange Offers is subject to the condition that there have been validly tendered and not validly withdrawn a majority of the outstanding aggregate principal amount of each of the 5.375% Secured Notes due 2023 and 5.500% Secured Notes due 2026 (the “Minimum Tender Condition”).
Eligible holders who validly tendered and did not validly withdraw Original Notes on October 16, 2018 (the "Early Tender Time") received for each $1,000 principal amount of Original Notes tendered and accepted by the applicable Issuer, $1,000 principal amount of New Notes, plus, in the case of the 5.375% secured notes due 2023 and 5.500% secured notes due 2026, at least $2.50 in cash. Eligible holders who didn't validly tender Original Notes after the Early Tender Time, but prior to October 30, 2018 received for each $1,000 principal amount of Original Notes tendered and accepted by the applicable Issuer, $950 principal amount of New Notes.
In connection with the Early Tender Time described above, the Issuers exchanged $1,232,328 aggregate principal amount of the 5.125% Senior Notes due 2021, $610,698 aggregate principal amount of the 7.750% Senior Notes due 2025, $1,045,443 aggregate principal amount of the 7.500% Senior Notes due 2028, $1,095,493 aggregate principal amount of the 5.375% Senior Secured Notes due 2023 and $1,495,642 aggregate principal amount of the 5.500% Senior Secured Notes due 2026.
For the period subsequent to the Early Tender Time through October 30, 2018, the Issuers exchanged $8,786 aggregate principal amount of the 5.125% Senior Notes due 2021, $7,562 aggregate principal amount of the 7.750% Senior Notes due 2025, $439 aggregate principal amount of the 7.500% Senior Notes due 2028, $350 aggregate principal amount of the 5.375% Senior Secured Notes due 2023 and $3,309 aggregate principal amount of the 5.500% Senior Secured Notes due 2026.
The principal amount of the unexchanged Original Notes include $8,886 aggregate principal amount of the 5.125% Senior Notes due 2021, $1,740 aggregate principal amount of the 7.750% Senior Notes due 2025, $4,118 aggregate principal amount of the 7.500% Senior Notes due 2028, $4,157 aggregate principal amount of the 5.375% Senior Secured Notes due 2023 and $1,049 aggregate principal amount of the 5.500% Senior Secured Notes due 2026.
Deferred financing costs and unamortized discounts related to the Cequel term loan, senior notes and secured senior notes aggregated $143,326 at September 30, 2018. The Company is evaluating whether the term loan refinancing and the exchange of notes is deemed an extinguishment of debt and whether any of these costs will be written off in the fourth quarter of 2018.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts, except per customer and per share data, included in the following discussion, are presented in thousands.
The preparation of our condensed consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and contingent liabilities. For a complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.
Overview
Our Business
We deliver broadband, pay television, telephony services, proprietary content and advertising services to approximately 4.9 million residential and business customers. Our footprint extends across 21 states through a fiber‑rich broadband network with approximately 8.7 million homes passed as of September 30, 2018. We have two reportable segments: Cablevision and Cequel. Cablevision provides broadband, pay television and telephony services to residential and business customers in and around the New York metropolitan area. Cequel provides broadband, pay television and telephony services to residential and business customers in the south-central United States, with the majority of its customers located in the ten states of Texas, West Virginia, Louisiana, Arkansas, North Carolina, Oklahoma, Arizona, California, Missouri and Ohio.
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
We derive revenue principally through monthly charges to residential subscribers of our pay television, broadband, and telephony services. We also derive revenue from DVR, VOD, pay-per-view, installation, home shopping commissions and equipment fees. Our residential pay television, broadband and telephony services accounted for approximately 44%, 30% and 7%, respectively, of our consolidated revenue for the nine months ended September 30, 2018. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking and pay television services. For the nine months ended September 30, 2018, 14% of our consolidated revenue was derived from these business and wholesale services. In addition, we derive revenues from the sale of advertising primarily from time available on the programming carried on our cable television systems, which accounted for approximately 5% of our consolidated revenue for the nine months ended September 30, 2018. Our other revenue for the nine months ended September 30, 2018 accounted for less than 1% of our consolidated revenue.
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
We operate in a highly competitive consumer-driven industry and we compete against a variety of broadband, pay television and telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, satellite-delivered video signals, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. Our competitors include AT&T Inc. and its DirecTV subsidiary, CenturyLink, Inc., DISH Network Corp., Frontier Communications Corp. and Verizon Communications Inc. Consumers’ selection of an alternate source of service, whether due to economic constraints, technological advances or preference, negatively impacts the demand for our services. For more information on our competitive landscape, see “Risk Factors” and “Business-Competition” included our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Acquisition of i24NEWS
In April 2018, Altice N.V. transferred its ownership of i24 US and i24 Europe ("i24NEWS"), Altice N.V.'s 24/7 international news and current affairs channels, to the Company for minimal consideration (the "i24 Acquisition"). As the acquisition was a combination of businesses under common control, the Company combined the results of operations and related assets and liabilities of i24NEWS as of April 1, 2018. Operating results for periods prior to April 1, 2018 and the balance sheet as of December 31, 2017 have not been revised to reflect the combination of i24NEWS as the impact was deemed immaterial.
Non-GAAP Financial Measures
We define Adjusted EBITDA, which is a non-GAAP financial measure, as net income (loss) excluding income taxes, income (loss) from discontinued operations, other non-operating income or expenses, loss on extinguishment of debt and write-off of deferred financing costs, gain (loss) on interest rate swap contracts, gain (loss) on derivative contracts, gain (loss) on investments and sale of affiliate interests, net, interest expense (including cash interest expense), interest income, depreciation and amortization (including impairments), share-based compensation expense or benefit, restructuring expense or credits and transaction expenses. We believe Adjusted EBITDA is an appropriate measure for evaluating the operating performance of the Company. Adjusted EBITDA and similar measures with similar titles are common performance measures used by investors, analysts and peers to compare performance in our industry. Internally, we use revenue and Adjusted EBITDA measures as important indicators of our business performance, and evaluate management’s effectiveness with specific reference to these indicators. We believe Adjusted EBITDA provides management and investors a useful measure for period-to-period comparisons of our core business and operating results by excluding items that are not comparable across reporting periods or that do not otherwise relate to the Company’s ongoing operating results. Adjusted EBITDA should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), and other measures of performance presented in accordance with GAAP. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies.

Results of Operations - Altice USA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Residential:
Pay TV	$1,054,667	$1,069,946	$3,122,779	$3,224,987
Broadband	729,907	658,278	2,143,730	1,926,816
Telephony	161,351	172,479	490,888	531,701
Business services and wholesale	344,193	324,642	1,014,671	967,703
Advertising	123,066	89,292	320,546	270,154
Other	4,617	7,884	19,054	25,781
Total revenue	2,417,801	2,322,521	7,111,668	6,947,142
Operating expenses:
Programming and other direct costs	790,533	755,101	2,373,021	2,272,147
Other operating expenses	569,070	570,111	1,727,842	1,769,477
Restructuring and other expense	16,587	53,448	29,865	142,765
Depreciation and amortization (including impairments)	536,053	823,286	1,827,285	2,138,800
Operating income	505,558	120,575	1,153,655	623,953
Other income (expense):
Interest expense, net	(388,167)	(378,105)	(1,147,552)	(1,231,357)
Gain (loss) on investments and sale of affiliate interests, net	111,684	(18,900)	(182,031)	169,888
Gain (loss) on derivative contracts, net	(79,628)	(16,763)	130,883	(154,270)
Gain (loss) on interest rate swap contracts	(19,554)	1,051	(64,405)	12,539
Loss on extinguishment of debt and write-off of deferred financing costs	—	(38,858)	(41,616)	(600,240)
Other expense, net	(186)	(2,984)	(12,473)	(9,019)
Income (loss) before income taxes	129,707	(333,984)	(163,539)	(1,188,506)
Income tax benefit (expense)	(95,968)	141,550	(29,675)	439,945
Net income (loss)	33,739	(192,434)	(193,214)	(748,561)
Net income attributable to noncontrolling interests	(1,186)	(135)	(1,039)	(737)
Net income (loss) attributable to Altice USA stockholders	$32,553	$(192,569)	$(194,253)	$(749,298)

The following is a reconciliation of net loss to Adjusted EBITDA:

	Altice USA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$33,739	$(192,434)	$(193,214)	$(748,561)
Income tax expense (benefit)	95,968	(141,550)	29,675	(439,945)
Other expense, net	186	2,984	12,473	9,019
Loss (gain) on interest rate swap contracts	19,554	(1,051)	64,405	(12,539)
Loss (gain) on derivative contracts, net	79,628	16,763	(130,883)	154,270
Loss (gain) on investments and sale of affiliate interests, net	(111,684)	18,900	182,031	(169,888)
Loss on extinguishment of debt and write-off of deferred financing costs	—	38,858	41,616	600,240
Interest expense, net	388,167	378,105	1,147,552	1,231,357
Depreciation and amortization	536,053	823,286	1,827,285	2,138,800
Restructuring and other expense	16,587	53,448	29,865	142,765
Share-based compensation	12,327	15,005	46,176	40,932
Adjusted EBITDA	$1,070,525	$1,012,314	$3,056,981	$2,946,450
The following table sets forth certain customer metrics by segment (unaudited):

	September 30, 2018			June 30, 2018			September 30, 2017
	Cablevision	Cequel	Total	Cablevision	Cequel	Total	Cablevision	Cequel	Total
	(in thousands, except per customer amounts)
Homes passed (a)	5,197.3	3,504.4	8,701.7	5,187.3	3,483.7	8,671.0	5,134.4	3,442.8	8,577.2
Total customer relationships (b)(c)	3,145.9	1,765.3	4,911.2	3,153.5	1,761.6	4,915.1	3,148.9	1,749.2	4,898.1
Residential	2,882.8	1,652.1	4,534.9	2,889.7	1,650.1	4,539.8	2,887.0	1,642.0	4,529.0
SMB	263.1	113.2	376.3	263.8	111.5	375.3	261.9	107.2	369.1
Residential customers:
Pay TV	2,306.6	1,016.2	3,322.8	2,327.3	1,023.6	3,350.9	2,382.2	1,048.0	3,430.2
Broadband	2,682.9	1,413.4	4,096.3	2,681.3	1,400.8	4,082.1	2,653.1	1,367.8	4,020.9
Telephony	1,942.8	590.7	2,533.5	1,949.4	596.1	2,545.6	1,958.8	588.4	2,547.2
Residential triple product customer penetration (d):	63.4%	25.6%	49.6%	63.5%	25.8%	49.8%	64.3%	25.4%	50.2%
Penetration of homes passed (e):	60.5%	50.4%	56.4%	60.8%	50.6%	56.7%	61.3%	50.8%	57.1%
ARPU(f)	$158.39	$115.98	$142.96	$155.69	$113.10	$140.19	$156.55	$110.30	$139.77

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

	Segment Results
	Three Months Ended September 30,
	2018				2017
	Cablevision	Cequel	Eliminations	Total	Cablevision	Cequel	Eliminations	Total
Revenue:
Residential:
Pay TV	$783,252	$271,415	$—	$1,054,667	$798,583	$271,363	$—	$1,069,946
Broadband	457,709	272,198	—	729,907	416,972	241,306	—	658,278
Telephony	130,494	30,857	—	161,351	140,830	31,649	—	172,479
Business services and wholesale	242,305	101,888	—	344,193	230,200	94,442	—	324,642
Advertising	105,719	18,107	(760)	123,066	72,316	17,456	(480)	89,292
Other	2,209	2,408	—	4,617	2,458	5,426	—	7,884
Total revenue	1,721,688	696,873	(760)	2,417,801	1,661,359	661,642	(480)	2,322,521
Operating expenses:
Programming and other direct costs	585,117	206,120	(704)	790,533	570,995	184,283	(177)	755,101
Other operating expenses	403,445	165,681	(56)	569,070	401,981	168,433	(303)	570,111
Restructuring and other expense	14,122	2,465	—	16,587	35,364	18,084	—	53,448
Depreciation and amortization	378,549	157,504	—	536,053	656,122	167,164	—	823,286
Operating income (loss)	$340,455	$165,103	$—	$505,558	$(3,103)	$123,678	$—	$120,575

	Segment Results
	Nine Months Ended September 30,
	2018				2017
	Cablevision	Cequel	Eliminations	Total	Cablevision	Cequel	Eliminations	Total
Revenue:
Residential:
Pay TV	$2,313,229	$809,550	$—	$3,122,779	$2,397,233	$827,754	$—	$3,224,987
Broadband	1,347,486	796,244	—	2,143,730	1,218,504	708,312	—	1,926,816
Telephony	399,714	91,174	—	490,888	432,710	98,991	—	531,701
Business services and wholesale	713,240	301,431	—	1,014,671	689,708	277,995	—	967,703
Advertising	276,343	53,541	(9,338)	320,546	216,250	54,384	(480)	270,154
Other	8,697	10,357	—	19,054	8,467	17,314	—	25,781
Total revenue	5,058,709	2,062,297	(9,338)	7,111,668	4,962,872	1,984,750	(480)	6,947,142
Operating expenses:
Programming and other direct costs	1,765,544	616,047	(8,570)	2,373,021	1,710,245	562,079	(177)	2,272,147
Other operating expenses	1,215,981	512,629	(768)	1,727,842	1,277,204	492,576	(303)	1,769,477
Restructuring and other expense	25,720	4,145	—	29,865	105,182	37,583	—	142,765
Depreciation and amortization	1,337,051	490,234	—	1,827,285	1,641,501	497,299	—	2,138,800
Operating income	$714,413	$439,242	$—	$1,153,655	$228,740	$395,213	$—	$623,953
Altice USA - Comparison of Results for the Three and Nine Months Ended September 30, 2018 compared to the Three and Nine Months Ended September 30, 2017.
Pay Television Revenue
Pay television revenue for the three and nine months ended September 30, 2018 was $1,054,667 and $3,122,779, respectively, of which $783,252 and $2,313,229 was derived from the Cablevision segment and $271,415 and $809,550 relates to our Cequel segment. Pay television revenue for the three and nine months ended September 30, 2017 was $1,069,946 and $3,224,987, respectively, of which $798,583 and $2,397,233 was derived from the Cablevision segment and $271,363 and $827,754 relates to our Cequel segment. Pay television revenue is derived principally through monthly charges to residential customers of our pay television services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing customers, and changes in programming packages.
Pay television revenue for our Cablevision segment decreased $15,331 (2%) and $84,004 (4%) for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017, respectively. The decrease for the three months ended September 30, 2018 was due primarily to a decline in pay television customers, partially offset by higher average revenue per pay television customer. The decrease for the nine months ended September 30, 2018 was due primarily to a decline in pay television customers and lower average revenue per pay television customer.
Pay television revenue for our Cequel segment increased $52 and decreased $18,204 (2%) for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017, respectively. The increase for the three months ended September 30, 2018 was due primarily from higher average revenue per pay television customer, offset by a decline in pay television customers. The decrease for the nine months ended September 30, 2018 was due primarily to a decline in pay television customers, partially offset by higher average revenue per pay television customer.
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
Broadband Revenue
Broadband revenue for the three and nine months ended September 30, 2018 was $729,907 and $2,143,730, respectively, of which $457,709 and $1,347,486 was derived from our Cablevision segment and $272,198 and $796,244 was derived from our Cequel segment. Broadband revenue for the three and nine months ended September 30, 2017 was $658,278 and $1,926,816, respectively, of which $416,972 and $1,218,504 was derived from our Cablevision segment and $241,306 and $708,312 was derived from our Cequel segment. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing subscribers, and changes in speed tiers.
Broadband revenue for our Cablevision segment increased $40,737 (10%) and $128,982 (11%) for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively. The increases were due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases and service level changes, and an increase in broadband customers.
Broadband revenue for our Cequel segment increased $30,892 (13%) and $87,932 (12%) for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in the prior year. The increases were due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases and service level changes, and an increase in broadband customers.
Telephony Revenue
Telephony revenue for the three and nine months ended September 30, 2018 was $161,351 and $490,888 of which $130,494 and $399,714 was derived from the Cablevision segment and $30,857 and $91,174 was derived from our Cequel segment. Telephony revenue for the three and nine months ended September 30, 2017 was $172,479 and $531,701 of which $140,830 and $432,710 was derived from the Cablevision segment and $31,649 and $98,991 was derived from our Cequel segment. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Revenue is impacted by changes in rates for services, changes in the number of customers, and additional services sold to our existing customers.
Telephony revenue for our Cablevision segment decreased $10,336 (7%) and $32,996 (8%) for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively. The decreases were due primarily to lower average revenue per telephony customer.
Telephony revenue for our Cequel segment decreased $792 (3%) and $7,817 (8%) for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively. The decreases were due primarily to lower average revenue per telephony customer.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three and nine months ended September 30, 2018 was $344,193 and $1,014,671, respectively of which $242,305 and $713,240 was derived from the Cablevision segment and $101,888 and $301,431 was derived from our Cequel segment. Business services and wholesale revenue for the three and nine months ended September 30, 2017 was $324,642 and $967,703, respectively of which $230,200 and $689,708 was derived from the Cablevision segment and $94,442 and $277,995 was derived from our Cequel segment. Business services and wholesale revenue is derived primarily from the sale of fiber based telecommunications services to the business market, and the sale of broadband, pay television and telephony services to small and medium sized business ("SMB") customers.
Business services and wholesale revenue for our Cablevision segment increased $12,105 (5%) and $23,532 (3%) for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017, respectively. The increases were primarily due to higher average recurring broadband revenue per SMB customer, higher Ethernet and managed services revenue and an increase in the number of customers, partially offset by reduced traditional voice and data services for commercial customers.
Business services and wholesale revenue for our Cequel segment increased $7,446 (8%) and $23,436 (8%) for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017, respectively.

The increases were primarily due to an increase in customers and higher commercial rates for broadband services and increases in wholesale data and telephony services.
Advertising Revenue
Advertising revenue for the three and nine months ended September 30, 2018, net of inter-segment revenue, was $123,066 and $320,546, respectively, of which $105,719 and $276,343 was derived from our Cablevision segment and $18,107 and $53,541 was derived from our Cequel segment. Advertising revenue for the three and nine months ended September 30, 2017, net of inter-segment revenue, was $89,292 and $270,154, respectively, of which $72,316 and $216,250 was derived from our Cablevision segment and $17,456 and $54,384 was derived from our Cequel segment. Advertising revenue is primarily derived from the sale of advertising time available on the programming carried on our cable television systems, digital advertising and data analytics revenue.
Advertising revenue for our Cablevision segment increased $33,403 (46%) and $60,093 (28%) for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017, respectively. The increases were primarily due to an increase in digital and linear advertising and data analytics revenue.
Advertising revenue for our Cequel segment increased $651 (4%) and decreased $843 (2%) for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017, respectively.
Other Revenue
Other revenue for the three and nine months ended September 30, 2018 was $4,617 and $19,054, respectively, of which $2,209 and $8,697 was derived from our Cablevision segment and $2,408 and $10,357 was derived from our Cequel segment. Other revenue for the three and nine months ended September 30, 2017 was $7,884 and $25,781, respectively, of which $2,458 and $8,467 was derived from our Cablevision segment and $5,426 and $17,314 was derived from our Cequel segment. Other revenue includes other miscellaneous revenue streams.
Programming and Other Direct Costs
Programming and other direct costs for the three and nine months ended September 30, 2018 amounted to $790,533 and $2,373,021, respectively, of which $585,117 and $1,765,544 relate to our Cablevision segment and $206,120 and $616,047 relate to our Cequel segment. Programming and other direct costs for the three and nine months ended September 30, 2017 amounted to $755,101 and $2,272,147, respectively, of which $570,995 and $1,710,245 relate to our Cablevision segment and $184,283 and $562,079 relate to our Cequel segment. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per‑customer basis. These costs typically rise due to increases in contractual rates and new channel launches and are also impacted by changes in the number of customers receiving certain programming services. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of pay television service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes.
The increases of $35,432 (5%) and $100,874 (4%) in programming and other direct costs for the three and nine months ended September 30, 2018, net of inter-segment eliminations, as compared to the prior year periods are attributable to the following:

Cablevision segment:	Three Months	Nine Months
Increase primarily in costs of digital media and linear advertising spots for resale	$10,388	$32,881
Increase in programming costs due primarily to contractual rate increases, partially offset by lower pay television customers and lower video-on-demand and pay-per-view costs	2,306	16,863
Other net increases (including an increase of $1,400 and $2,666 in costs related to i24NEWS for the three and nine months, respectively)	1,428	5,555
	14,122	55,299

Cequel segment:
Increase in programming costs due primarily to contractual rate increases and new channel launches, partially offset by lower pay television customers and lower video-on-demand and pay-per-view costs	21,965	52,187
Other net increases (decreases)	(128)	1,781
	21,837	53,968
Inter-segment eliminations	(527)	(8,393)
	$35,432	$100,874
Programming costs
Programming costs aggregated $654,104 and $1,967,150 for the three and nine months ended September 30, 2018, respectively, and $629,833 and $1,898,100 for the three and nine months ended September 30, 2017, respectively. Our programming costs in 2018 will continue to be impacted by changes in programming rates, which we expect to increase by high single digits, and by changes in the number of pay television customers.
Other Operating Expenses
Other operating expenses for the three and nine months ended September 30, 2018 amounted to $569,070, and $1,727,842, respectively, of which $403,445 and $1,215,981 relate to our Cablevision segment and $165,681 and $512,629 relate to our Cequel segment. Other operating expenses for the three and nine months ended September 30, 2017 amounted to $570,111, and $1,769,477, respectively, of which $401,981 and $1,277,204 relate to our Cablevision segment and $168,433 and $492,576 relate to our Cequel segment. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
Customer installation and repair and maintenance costs may fluctuate as a result of changes in the level of activities and the utilization of contractors as compared to employees. Also, customer installation costs fluctuate as the portion of our expenses that we are able to capitalize changes. Costs associated with the initial deployment of new customer premise equipment necessary to provide broadband, pay television and telephony services are capitalized (asset-based). The redeployment of customer premise equipment is expensed as incurred. Network repair and maintenance and utility costs also fluctuate as capitalizable network upgrade and enhancement activity changes.
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

The decreases of $1,041 and $41,635 (2%) in other operating expenses for the three and nine months ended September 30, 2018, net of inter-segment eliminations, as compared to the prior year periods, including the impact of a net increase related to i24NEWS of $9,285 and $19,408 for the three and nine month periods, are attributable to the following:

Cablevision segment:	Three Months	Nine Months
Increase in labor costs and benefits (including costs related to i24NEWS of $6,197), partially offset by an increase in capitalizable activity for the three month period. Decrease in labor costs and benefits, net of costs of $12,609 related to i24NEWS, and an increase in capitalizable activity for the nine month period.	$11,219	$(67,413)
Decrease in insurance costs	(419)	(8,351)
Decrease in management fee relating to certain executive, administrative and managerial services provided to Cablevision from Altice N.V. prior to separation in June 2018	(5,000)	(6,104)
Increase in marketing costs	2,796	8,673
Increase (decrease) in share-based compensation and long-term incentive plan awards expense	(2,059)	5,627
Increase in commissions in connection with the New York Interconnect business	3,868	4,620
Increase (decrease) in repairs and maintenance costs relating to our operations	(594)	4,221
Other net decrease	(8,347)	(2,496)
	1,464	(61,223)
Cequel segment:
Decrease primarily in labor costs, partially offset by lower capitalizable activity	(2,417)	(10,823)
Decrease in share-based compensation and long-term incentive plan awards expense	(885)	(4,330)
Decrease in management fee relating to certain executive, administrative and managerial services provided to Cequel from Altice N.V. prior to separation in June 2018	(2,500)	(3,146)
Increase in marketing costs	2,382	19,090
Increase (decrease) in repairs and maintenance costs relating to our operations	(2,549)	2,691
Other net increase	3,217	16,571
	(2,752)	20,053
Inter-segment eliminations	247	(465)
	$(1,041)	$(41,635)
Restructuring and Other Expense
Restructuring and other expense for the three and nine months ended September 30, 2018 amounted to $16,587 and $29,865, respectively, ($14,122 and $25,720 for our Cablevision segment and $2,465 and $4,145 for our Cequel segment) as compared to $53,448 and $142,765 for the three and nine months ended September 30, 2017, respectively, ($35,364 and $105,182 for our Cablevision segment and $18,084 and $37,583 for our Cequel segment). These amounts primarily relate to costs incurred in connection with severance and other employee related costs resulting from headcount reductions related to initiatives which commenced in 2016 that are intended to simplify the Company's organizational structure. We currently anticipate that additional restructuring expenses will be recognized as we continue to analyze our organizational structure.
Depreciation and Amortization
Depreciation and amortization for the three and nine months ended September 30, 2018 amounted to $536,053 and $1,827,285, respectively, of which $378,549 and $1,337,051 relates to our Cablevision segment and $157,504 and $490,234 relates to our Cequel segment. Depreciation and amortization for the three and nine months ended September 30, 2017 amounted to $823,286 and $2,138,800, respectively, of which $656,122 and $1,641,501 relates to our Cablevision segment and $167,164 and $497,299 relates to our Cequel segment.
Depreciation and amortization for our Cablevision segment decreased $277,573 (42%) and $304,450 (19%) for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017, respectively. The decreases are due primarily to certain fixed assets and intangible assets becoming fully depreciated or amortized. These decreases were partially offset by depreciation of new asset additions.
Depreciation and amortization for our Cequel segment decreased $9,660 (6%) and $7,065 (1%) for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017, respectively. The decreases are due primarily to certain fixed assets and intangible assets becoming fully depreciated or amortized. These decreases were partially offset by depreciation of new asset additions.

Adjusted EBITDA
Adjusted EBITDA amounted to $1,070,525 and $3,056,981 for the three and nine months ended September 30, 2018, respectively, of which $742,164 and $2,112,751 relates to our Cablevision segment and $328,361 and $944,230 relates to our Cequel segment. Adjusted EBITDA amounted to $1,012,314 and $2,946,450 for the three and nine months ended September 30, 2017, respectively, of which $699,938 and $2,004,020 relates to our Cablevision segment and $312,376 and $942,430 relates to our Cequel segment.
Adjusted EBITDA is a non-GAAP measure that is defined as net income (loss) excluding income taxes, income (loss) from discontinued operations, non-operating income or expenses, loss on extinguishment of debt and write-off of deferred financing costs, gain (loss) on interest rate swap contracts, gain (loss) on derivative contracts, gain (loss) on investments and sale of affiliate interests, net, interest expense (including cash interest expense), interest income, depreciation and amortization (including impairments), share-based compensation expense or benefit, restructuring expense or credits and transaction expenses. See reconciliation of net loss to adjusted EBITDA above.
The increases in adjusted EBITDA of our Cablevision segment for the three months ended September 30, 2018 as compared to the prior year period was due to an increase in revenue, partially offset by an increase in operating expenses (excluding depreciation and amortization expense, restructuring expense, share-based compensation and transaction expenses) as discussed above. The increases in adjusted EBITDA of our Cablevision segment for the nine months ended September 30, 2018 as compared to the prior year period was due to an increase in revenue and a decrease in operating expenses (excluding depreciation and amortization expense, restructuring expense, share-based compensation and transaction expenses).
The increases in adjusted EBITDA of our Cequel segment for the three and nine months ended September 30, 2018 as compared to the prior year periods were due primarily to an increase in revenue, partially offset by an increase in operating expenses (excluding depreciation and amortization expense, restructuring expense, share-based compensation and transaction expenses) as discussed above.
Interest Expense, net
Interest expense, net was $388,167 and $378,105, for the three months ended September 30, 2018 and 2017, and $1,147,552 and $1,231,357, for the nine months ended September 30, 2018 and 2017, respectively. The increase of $10,062 (3%) and decrease of $83,805 (7%) for the three and nine months ended September 30, 2018 as compared to the prior year periods are attributable to the following:

	Three Months	Nine Months

Decrease due to changes in average debt balances and interest rates on our indebtedness and collateralized debt	$(808)	$(114,205)
Higher interest income	(466)	(8,470)
Other net increases, primarily amortization of deferred financing costs and original issue discounts	11,336	38,870
	$10,062	$(83,805)
See "Liquidity and Capital Resources" discussion below for a detail of our borrower groups.
Gain (Loss) on Investments and Sale of Affiliate Interests, net
Gain (loss) on investments, net for the three and nine months ended September 30, 2018 of $111,684 and $(182,031), respectively, and $(18,900) and $169,888 for the three and nine months ended September 30, 2017 consists primarily of the increase (decrease) in the fair value of Comcast common stock owned by the Company for the periods. The effects of these gains or losses are partially offset by the losses and gains on the related equity derivative contracts, net described below. The amount for the nine months ended September 30, 2018 includes a net gain of $17,281 related to the sale of investments and affiliate interests.
Gain (Loss) on Derivative Contracts, net
Gain (loss) on derivative contracts, net for the three and nine months ended September 30, 2018 amounted to $(79,628) and $130,883, respectively and for the three and nine months ended September 30, 2017 amounted to $(16,763) and $(154,270), respectively, and include realized and unrealized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these gains or losses are offset by gains and losses on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above. The loss for the three and nine months ended September 30, 2017 also includes the realized loss on the settlement of certain put-call options, as well as the loss resulting from the change in the fair value on the put-call contracts aggregating $72,365.

Gain (Loss) on Interest Rate Swap Contracts
Gain (loss) on interest rate swap contracts was $(19,554) and $(64,405) for the three and nine months ended September 30, 2018, respectively, and $1,051 and $12,539 for the three and nine months ended September 30, 2017, respectively. These amounts represent the increase or decrease in fair value of interest rate swaps. These swap contracts are not designated as hedges for accounting purposes.
Loss on Extinguishment of Debt and Write-off of Deferred Financing Costs
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $41,616 for the nine months ended September 30, 2018 and includes the write-off of unamortized discount and deferred financing costs and the premium paid in connection with early redemption of the Cequel 2020 Notes in the second quarter of 2018 and the write-off of unamortized premium and deferred financing costs and the premium paid in connection with early redemption of the $750,000 7.75% Cablevision senior notes due in April 2018 in the first quarter of 2018.
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $38,858 and $600,240 for the three and nine months ended September 30, 2017 and includes the premium of $513,723 related to the notes payable to affiliates and related parties that were converted into shares of the Company’s common stock, $18,976 related to the CSC Holdings credit facility extension amendment and the redemption of senior notes, and $28,684 related to the Cequel credit facility extension amendment and the redemption of senior notes and $38,858 related primarily to a premium paid from the prepayment of principal on certain senior notes outstanding.
Income Tax Benefit/Expense
The Company recorded income tax expense of $95,968 and $29,675 for the three and nine months ended September 30, 2018, respectively. Included in the income tax expense for each period was an expense of $49,052 as a result of the revaluation of the Company's deferred tax liability in connection with tax law changes in the State of New Jersey. Absent this item, the effective tax rate for the three months ended September 30, 2018 would have been 36%. For the nine months ended September 30, 2018, the tax benefit was more than offset by the $49,052 expense recorded in the period. The tax expense was calculated based upon the actual effective tax rate for the year-to-date period. The Company determined this to represent the best estimate of the annual effective tax rate in light of the magnitude of the expected income and the significant permanent differences.
Pursuant to the enactment of the Tax Cuts & Jobs Act ("Tax Reform"), effective on January 1, 2018, the corporate federal income tax rate was reduced to 21% from 35%. The Company is subject to Tax Reform’s limitation on interest deductibility which is based on a limit calculated without regard to depreciation or amortization through 2021. The resulting interest deduction that is deferred can be carried forward indefinitely. Nevertheless, as is the case with any future deductible temporary difference, management will continue to evaluate realizability to determine whether a valuation allowance is required as a result of these limitations. Therefore a valuation allowance may need to be recorded in the future subject to the relative levels of future interest expense versus taxable income.
The Company recorded income tax benefit of $141,550 and $439,945 for the three and nine months ended September 30, 2017, reflecting the estimated annual effective tax rate of approximately 42% and 37%, respectively.
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
In the longer term, we do not expect to be able to generate sufficient cash from operations to fund anticipated capital expenditures, meet all existing future contractual payment obligations and repay our debt at maturity.  As a result, we will be dependent upon our continued access to the capital and credit markets to issue additional debt or equity or refinance existing debt obligations.  We intend to raise significant amounts of funding over the next several years to fund capital expenditures, repay existing obligations and meet other obligations, and the failure to do so successfully could adversely affect our business.  If we are unable to do so, we will need to take other actions including deferring capital expenditures, selling assets, seeking strategic investments from third parties or reducing or eliminating stock repurchases or discretionary uses of cash.
Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of eliminations, deferred financing costs, discounts and premiums (excluding accrued interest), as well as interest expense.

	As of September 30, 2018
	Cablevision	Cequel	Total
Debt outstanding:
Credit facility debt	$4,980,221	$1,241,272	$6,221,493
Senior guaranteed notes	3,284,419	—	3,284,419
Senior secured notes	—	2,573,423	2,573,423
Senior notes and debentures	6,686,729	2,811,167	9,497,896
Subtotal	14,951,369	6,625,862	21,577,231
Capital lease obligations	20,057	1,394	21,451
Notes payable	42,810	34,281	77,091
Subtotal	15,014,236	6,661,537	21,675,773
Collateralized indebtedness relating to stock monetizations (a)	1,400,398	—	1,400,398
Total debt	$16,414,634	$6,661,537	$23,076,171

Interest expense:	Nine Months Ended September 30, 2018
Credit facility debt, senior notes, capital leases and notes payable	$792,319	$317,218	$1,109,537
Collateralized indebtedness relating to stock monetizations (a)	47,858	—	47,858
Total interest expense	$840,177	$317,218	$1,157,395

(a)
This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts or (ii) delivering cash from the net proceeds on new monetization contracts.

The following table provides details of our outstanding credit facility debt as of September 30, 2018:

	Maturity Date	Interest Rate	Principal	Carrying Value (a)
Cablevision:
CSC Holdings Revolving Credit Facility (b)	$20,000 on October 9, 2020, remaining balance on November 30, 2021	5.40%	$575,000	$554,908
CSC Holdings Term Loan Facility	July 17, 2025	4.41%	2,962,500	2,946,318
CSC Holdings Incremental Term Loan Facility	January 25, 2026	4.66%	1,496,250	1,478,995
Cequel:
Revolving Credit Facility (c)	$65,000 on November 30, 2021, and remaining balance on April 5, 2023	—%	—	—
Term Loan Facility	July 28, 2025	4.49%	1,249,188	1,241,272
			$6,282,938	$6,221,493

(a)	Carrying amounts are net of unamortized discounts and deferred financing costs.

(b)
At September 30, 2018, $139,929 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $1,585,071 of the facility was undrawn and available, subject to covenant limitations.

(c)
At September 30, 2018, $7,636 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $342,364 of the facility was undrawn and available, subject to covenant limitations.

Payment Obligations Related to Debt
As of September 30, 2018, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as capital lease obligations, notes payable, and the value deliverable at maturity under monetization contracts are as follows:

	Cablevision (a)	Cequel	Total

2018	$207,754	$139,353	$347,107
2019	1,631,374	447,062	2,078,436
2020	1,538,521	414,523	1,953,044
2021	4,036,257	1,663,689	5,699,946
2022	1,525,348	349,050	1,874,398
Thereafter	13,960,675	6,575,521	20,536,196
Total	$22,899,929	$9,589,198	$32,489,127

(a)
Includes $1,550,609 related to the Company's collateralized indebtedness (including related interest).  This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts or (ii) delivering cash from the net proceeds on new monetization contracts.

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
Cablevision Credit Facilities
On October 9, 2015, Finco, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($2,962,500 outstanding at September 30, 2018) (the “CVC Term Loan Facility”, and the term loans extended under the CVC Term Loan Facility, the “CVC Term Loans”) and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,300,000 (the “CVC Revolving Credit Facility” and, together with the CVC Term Loan Facility, the “CVC Credit Facilities”), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016, March 15, 2017 and January 12, 2018, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the “CVC Credit Facilities Agreement”).
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
In July 2018, the Company borrowed $575,000 under the CSC Holdings revolving credit facility agreement and used a portion of the proceeds to repay the $500,000 principal amount of senior notes due July 15, 2018.
The Company was in compliance with all of its financial covenants under the CVC Credit Facilities Agreement as of September 30, 2018.
See Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 and our current report on Form 8-K as of May 21, 2018 for further information regarding the CVC Credit Facilities Agreement.
Incremental CSC Holdings Term Loan Facility
In October 2018, in connection with its intention to combine the Suddenlink and Cablevision businesses under a single credit silo, the Company commenced an exchange of senior and senior secured notes (see below) and successfully entered into a new $1,275,000 7-year senior secured term loan maturing January 2026 (the “Senior Secured Term Loan B”), providing for the refinancing of the entire principal amount of loans under Cequel’s existing Term Loan Facility and other transaction costs related to the credit silo combination. The new Senior Secured Term Loan B will have a margin of 2.25% over LIBOR and was issued with an original issue discount of 25 basis points.
On October 15, 2018, CSC Holdings made a voluntary repayment under its revolving credit facility of $125,000.
Cequel Credit Facilities
On June 12, 2015, Altice US Finance I Corporation, a wholly-owned subsidiary of Cequel, entered into a senior secured credit facility which currently provides U.S. dollar term loans in an aggregate principal amount of $1,265,000 ($1,249,188 outstanding at September 30, 2018) (the “Cequel Term Loan Facility” and the term loans extended under the Cequel Term Loan Facility, the “Cequel Term Loans”) and U.S. dollar revolving loan commitments in an aggregate principal amount of $350,000 (the “Cequel Revolving Credit Facility” and, together with the Cequel Term Loan Facility, the “Cequel Credit Facilities”) which are governed by a credit facilities agreement entered into by, inter alios, Altice US

Finance I Corporation, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on October 25, 2016, December 9, 2016, March 15, 2017, and March 22, 2018 and as further amended, restated, supplemented or modified from time to time, the “Cequel Credit Facilities Agreement”).
The Company was in compliance with all of its financial covenants under the Cequel Credit Facilities Agreement as of September 30, 2018.
See Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 and our current report on Form 8-K as of May 21, 2018 for further information regarding the Cequel Credit Facilities Agreement.
Senior Notes
Cablevision Notes
On April 15, 2010, Cablevision issued $750,000 aggregate principal amount of its 7 3/4% Senior Notes due 2018 (the "CVC 2018 Notes") and $500,000 aggregate principal amount of its 8% Senior Notes due 2020. On September 27, 2012, Cablevision issued $750,000 aggregate principal amount of its 5 7/8% Senior Notes due 2022 ($649,024 principal outstanding at September 30, 2018). The CVC 2018 Notes were repaid in February 2018.
As of September 30, 2018, Cablevision was in compliance with all of its financial covenants under the indentures under which the Cablevision Notes were issued.
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
As of September 30, 2018, CSC Holdings was in compliance with all of its financial covenants under the indentures under which the CSC Holdings senior guaranteed notes were issued.
CSC Holdings Senior Notes
On February 6, 1998, CSC Holdings issued $300,000 aggregate principal amount of its 7 7/8% Senior Debentures which matured and were repaid in February 2018. On July 21, 1998, CSC Holdings issued $500,000 aggregate principal amount of its 7 5/8% Senior Debentures which matured and were repaid in July 2018. On February 12, 2009, CSC Holdings issued $526,000 aggregate principal amount of its 8 5/8% Senior Notes due 2019 and 8 5/8% Series B Senior Notes due 2019. On November 15, 2011, CSC Holdings issued $1,000,000 aggregate principal amount of its 6 3/4% Senior Notes due 2021 and 6 3/4% Series B Senior Notes due 2021. On May 23, 2014, CSC Holdings issued $750,000 aggregate principal amount of its 5 1/4% Senior Notes due 2024 and 5 1/4% Series B Senior Notes due 2024.
On October 9, 2015, Finco issued $1,800,000 aggregate principal amount of its 10 1/8% Senior Notes due 2023 (the "CSC 2023 Senior Notes") and $2,000,000 ($1,684,221 principal amount outstanding at September 30, 2018) of its 10 7/8% Senior Notes due 2025 (the "CSC 2025 Senior Notes). CSC Holdings assumed the obligations as issuer of the CSC 2023 Senior Notes and the CSC 2025 Senior Notes upon the merger of Finco and CSC Holdings on June 21, 2016.

As of September 30, 2018, CSC Holdings was in compliance with all of its financial covenants under the indentures under which the CSC Holdings senior notes were issued.
Cequel Notes
Cequel Senior Secured Notes
On June 12, 2015, Altice US Finance I Corporation issued $1,100,000 aggregate principal amount of its 5 3/8% Senior Secured Notes due 2023. On April 26, 2016, Altice US Finance I Corporation issued $1,500,000 aggregate principal amount of its 5 1/2% Senior Secured Notes due 2026.
As of September 30, 2018, Cequel was in compliance with all of its financial covenants under the indentures under which the Cequel senior secured notes were issued.
Cequel Senior Notes
On October 25, 2012, Cequel Capital Corporation and Cequel Communications Holdings I, LLC (collectively, the "Cequel Senior Notes Co-Issuers") issued $500,000 aggregate principal amount of their 6 3/8% Senior Notes due 2020 (the "Cequel 2020 Senior Notes"). On December 28, 2012, the Cequel Senior Notes Issuers issued an additional $1,000,000 aggregate principal amount of their Cequel 2020 Senior Notes. In April 2017, the Company redeemed $450,000 of the Cequel 2020 Senior Notes from proceeds of the Cequel Term Loan pursuant to the March 15, 2017 amendment. In April 2018, the remaining principal amount of the notes outstanding of $1,050,000 were repaid from proceeds of new senior notes issued (see discussion below).
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
In April 2018, Cequel Communications Holdings I, LLC and Cequel Capital Corporation, each an indirect, wholly-owned subsidiary of the Company, issued $1,050,000 aggregate principal amount of 7 1/2% senior notes due April 1, 2028. The proceeds of these notes were used in April 2018 to redeem the $1,050,000 aggregate principal amount of 6 3/8% senior notes due September 15, 2020.
As of September 30, 2018, Cequel was in compliance with all of its financial covenants under the indentures under which the Cequel senior notes were issued.
Senior Notes Exchange
On October 2, 2018, Cequel, Cequel Capital and Altice US Finance I Corporation (the "Issuers"), commenced offers to exchange (the "Exchange Offers") any and all outstanding senior notes and senior secured notes issued by them (the "Original Notes") for up to $5,520,000 aggregate principal amount of new notes (the "New Notes") and, in the case of the 5.375% secured notes due 2023 and 5.500% secured notes due 2026, cash. These New Notes will be automatically converted into new CSC Holdings notes upon satisfaction (or waiver) of certain conditions set forth in the Exchange Offers.
Additionally, in connection with the Exchange Offers, the Issuers solicited consents to amend each of the Original Notes, except the 5.125% Notes due 2021, and the indentures governing such notes. The proposed amendments, which require the consent of a majority in outstanding aggregate principal amount of each series of relevant Original Notes, respectively, will eliminate or waive substantially all of the restrictive covenants, eliminate certain events of default, and modify or eliminate certain other provisions. Each of the Exchange Offers is subject to the condition that there have been validly tendered and not validly withdrawn a majority of the outstanding aggregate principal amount of each of the 5.375% Secured Notes due 2023 and 5.500% Secured Notes due 2026 (the “Minimum Tender Condition”).
Eligible holders who validly tendered and did not validly withdraw Original Notes on October 16, 2018 (the "Early Tender Time") received for each $1,000 principal amount of Original Notes tendered and accepted by the applicable Issuer, $1,000 principal amount of New Notes, plus, in the case of the 5.375% secured notes due 2023 and 5.500% secured notes due 2026, at least $2.50 in cash. Eligible holders who didn't validly tender Original Notes after the Early Tender Time, but prior to October 30, 2018 received for each $1,000 principal amount of Original Notes tendered and accepted by the applicable Issuer, $950 principal amount of New Notes.
In connection with the Early Tender Time described above, the Issuers exchanged $1,232,328 aggregate principal amount of the 5.125% Senior Notes due 2021, $610,698 aggregate principal amount of the 7.750% Senior Notes due 2025, $1,045,443 aggregate principal amount of the 7.500% Senior Notes due 2028, $1,095,493 aggregate principal amount of the 5.375% Senior Secured Notes due 2023 and $1,495,642 aggregate principal amount of the 5.500% Senior Secured Notes due 2026.
For the period subsequent to the Early Tender Time through October 30, 2018, the Issuers exchanged $8,786 aggregate principal amount of the 5.125% Senior Notes due 2021, $7,562 aggregate principal amount of the 7.750% Senior Notes due 2025, $439 aggregate principal amount of the 7.500% Senior Notes due 2028, $350 aggregate principal amount of the 5.375% Senior Secured Notes due 2023 and $3,309 aggregate principal amount of the 5.500% Senior Secured Notes due 2026.
The principal amount of the unexchanged Original Notes include $8,886 aggregate principal amount of the 5.125% Senior Notes due 2021, $1,740 aggregate principal amount of the 7.750% Senior Notes due 2025, $4,118 aggregate principal amount of the 7.500% Senior Notes due 2028, $4,157 aggregate principal amount of the 5.375% Senior Secured Notes due 2023 and $1,049 aggregate principal amount of the 5.500% Senior Secured Notes due 2026.
Deferred financing costs and unamortized discounts related to the Cequel term loan, senior notes and secured senior notes aggregated $143,326 at September 30, 2018. The Company is evaluating whether the term loan refinancing and the exchange of notes is deemed an extinguishment of debt and whether any of these costs will be written off in the fourth quarter of 2018.
Capital Expenditures
The following tables provide details of the Company's capital expenditures:

	Three Months Ended September 30,
	2018			2017
	Cablevision	Cequel	Total	Cablevision	Cequel	Total
Customer premise equipment	$72,970	$39,598	$112,568	$61,599	$26,552	$88,151
Network infrastructure	87,492	42,304	129,796	50,534	21,391	71,925
Support and other	40,447	14,362	54,809	35,501	17,810	53,311
Business services	16,417	20,937	37,354	32,653	9,289	41,942
Capital purchases (cash basis)	$217,326	$117,201	$334,527	$180,287	$75,042	$255,329
Capital purchases (including accrued not paid)	$262,095	$130,403	$392,498	$192,391	$90,656	$283,047

	Nine Months Ended September 30,
	2018			2017
	Cablevision	Cequel	Total	Cablevision	Cequel	Total
Customer premise equipment	$192,791	$81,179	$273,970	$161,440	$78,885	$240,325
Network infrastructure	180,931	103,748	284,679	164,213	67,375	231,588
Support and other	107,507	46,815	154,322	102,553	39,882	142,435
Business services	73,254	46,599	119,853	77,646	26,925	104,571
Capital purchases (cash basis)	$554,483	$278,341	$832,824	$505,852	$213,067	$718,919
Capital purchases (including accrued not paid)	$582,628	$303,577	$886,205	$466,760	$211,230	$677,990
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
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities amounted to $1,770,262 for the nine months ended September 30, 2018 compared to $1,282,432 for the nine months ended September 30, 2017.  The 2018 cash provided by operating activities resulted from $1,910,357 of income before depreciation and amortization and non-cash items, an increase in liabilities related to interest rate swap contracts of $62,549, an increase in deferred revenue of $56,326, and a net increase in amounts due to affiliates of $7,203, partially offset by a net decrease in accounts payable and accrued liabilities of $112,699, an increase in accounts receivable of $111,446 and an increase in other assets of $42,028.
The 2017 cash provided by operating activities resulted from $1,625,070 of income before depreciation and amortization and non-cash items, an increase in deferred revenue of $9,382, partially offset by $250,284 resulting from a decrease in accounts payable and accrued expenses, a net decrease of $40,355 in amounts due to affiliates, a decrease in the liability related to interest rate swap contracts of $9,552, and an increase in current and other assets of $51,829.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2018 was $842,396 compared to $789,668 for the nine months ended September 30, 2017.  The 2018 investing activities consisted primarily of capital expenditures of $832,824, and other net cash payments of $9,572.
The 2017 investing activities consisted primarily of capital expenditures of $718,919, payments for acquisitions, net of cash acquired of $43,608, and $27,141 in other cash payments.
Financing Activities
Net cash used in financing activities amounted to $771,881 for the nine months ended September 30, 2018 compared to $320,320 for the nine months ended September 30, 2017.  In 2018, the Company's financing activities consisted primarily of the redemption and repurchase of senior notes, including premiums and fees of $2,623,756, dividends to stockholders of $1,499,935, the purchase of common stock pursuant to a share repurchase program of $226,803, the repayment of credit facility debt of $635,738, payments of collateralized indebtedness and related derivatives of $516,513, contingent payment for acquisition of $30,000, additions to deferred financing costs of $21,570, and other net cash payments of $9,440, partially offset by proceeds from credit facility debt of $2,217,500, proceeds from the issuance of senior notes of $2,050,000, proceeds from collateralized indebtedness of $516,513, contributions from noncontrolling interests of $5,995 and net proceeds from notes payable of $1,866.

In 2017, the Company's financing activities consisted primarily of proceeds from credit facility debt of $5,602,425 and collateralized indebtedness of $662,724, proceeds from IPO, net of fees of $348,460, contributions from noncontrolling interests of $50,800, and proceeds from the issuance of notes payable of $24,649, partially offset by repayments of credit facility debt of $3,684,668, redemption of senior notes, including premiums and fees of $1,729,400, dividends to stockholders of $919,317, repayments of collateralized indebtedness and related derivative contracts of $654,989, principal payments on capital lease obligations of $11,518 and additions to deferred financing costs of $9,486.
Settlements of Collateralized Indebtedness
The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts during the nine months ended September 30, 2018:

Number of shares (a)	16,139,868
Collateralized indebtedness settled	$(516,537)
Derivatives contracts settled	24
(516,513)
Proceeds from new monetization contracts	516,513
Net cash proceeds	$—
The cash to settle the collateralized indebtedness was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract's upside appreciation limit with downside exposure limited to the respective hedge price.
In April 2017, the Company entered into new monetization contracts related to 32,153,118 shares of Comcast common stock held by Cablevision, which synthetically reversed the then existing contracts related to these shares (the "Synthetic Monetization Closeout"). As the then existing collateralized debt matured, the Company settled the contracts with proceeds received from the new monetization contracts. The new monetization contracts mature on April 28, 2021. The new monetization contracts provide the Company with downside protection below the hedge price of $35.47 and upside benefit of stock price appreciation up to $44.72 per share.
Commitments and Contingencies
As of September 30, 2018, the Company's commitments and contingencies not reflected in the Company's balance sheet decreased to approximately $7,465,000 as compared to approximately $9,069,000 at December 31, 2017. This decrease relates primarily to payments made pursuant to programming commitments, offset by renewed multi-year programming agreements entered into during the nine months ended September 30, 2018.
Common Stock Repurchase
On June 8, 2018, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of Altice USA Class A common stock.  Under the repurchase program, shares of Altice USA Class A common stock may be purchased from time to time in the open market and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.  Size and timing of these purchases will be determined based on market conditions and other factors.  Funding for the repurchase program will be met with cash on hand and/or borrowings under the Company's revolving credit facilities. Through September 30, 2018, the Company repurchased an aggregate of 13,219,909 shares for a total purchase price of $240,799.  These acquired shares have been retired and the associated cost was recorded in paid-in capital in the Company’s condensed consolidated balance sheet.
Recently Issued But Not Yet Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to clarify certain disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 becomes effective for the Company on January 1, 2022, although early adoption is permitted. The Company does not expect the adoption of ASU 2017-14 to have a material impact on its consolidated financial statements.

Also in August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs in a Cloud Computing Arrangement That Is a Service Contract, which requires upfront implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract to be amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-14 becomes effective for the Company on January 1, 2020, although early adoption is permitted. . The Company is currently in the process of evaluating the impact that the adoption of ASU No. 2018-15 will have on its consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases, which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance becomes effective for the Company on January 1, 2019. Although the Company has not yet completed its evaluation of the guidance, or quantified its impact, the Company believes the most significant impact will be the recognition of right of use assets and liabilities on its consolidated balance sheet. The Company expects its lease obligations designated as operating leases (as disclosed in Note 8 to the audited consolidated financial statements in its most recent Annual Report on Form 10-K) will be reported on the consolidated balance sheets upon adoption. The Company is also evaluating other potential lease arrangements of the business, including arrangements that have been previously disclosed as a contractual commitment. The Company has established a team to implement the standard and is currently in the process of collecting and validating lease data and implementing a software solution. In addition, the Company is assessing practical expedients and policy elections offered by the standard, and is evaluating its processes and internal controls to meet the guidance’s accounting, reporting and disclosure requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
All dollar amounts, except per share data, included in the following discussion are presented in thousands.
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of September 30, 2018, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheet and the collateralized indebtedness is carried at its principal value, net of discounts and, as of December 31, 2017, the unamortized fair value adjustment for contracts that existed at the date of the Cablevision Acquisition. The fair value adjustment is being amortized over the term of the related indebtedness.  The carrying value of our collateralized indebtedness amounted to $1,400,398 at September 30, 2018.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.
As of September 30, 2018, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,521,045.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $152,105.  As of September 30, 2018, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of

Comcast common stock aggregated $21,379, a net asset position.  For the three and nine months ended September 30, 2018, we recorded a net gain (loss) of $(79,628) and $130,883, respectively, related to our outstanding equity derivative contracts and recorded an unrealized gain (loss) of $111,684 and $(199,312), respectively, related to the Comcast common stock that we held.

Fair Value of Equity Derivative Contracts
Fair value as of December 31, 2017, net liability position	$(109,504)
Change in fair value, net	130,883
Fair value as of September 30, 2018, net asset position	$21,379
The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for the Comcast common stock monetized via an equity derivative prepaid forward contract are summarized in the following table:

		Hedge Price	Cap Price (b)
# of Shares Deliverable	Maturity	per Share (a)	Low	High

42,955,236	2021	$29.25- $35.47	$43.88	$44.80

(a)
Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)	Represents the price up to which we receive the benefit of stock price appreciation.
Fair Value of Debt
At September 30, 2018, the fair value of our fixed rate debt of $17,776,233 was higher than its carrying value of $16,833,227 by $943,006.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their principal values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2018 would increase the estimated fair value of our fixed rate debt by $571,987 to $18,348,220. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
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
These swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statement of operations. For the three and nine months ended September 30, 2018, the Company recorded a loss on interest rate swap contracts of $19,554 and $64,405, respectively.

As of September 30, 2018, our outstanding interest rate swap contracts in a liability position had an aggregate fair value and carrying value of $143,719 reflected in “Liabilities under derivative contracts” on our condensed consolidated balance sheet. Our outstanding interest rate swap contracts in an asset position had an aggregate fair value and carrying value of $3,269 reflected in “Derivative contracts” in our condensed consolidated balance sheet.
We do not hold or issue derivative instruments for trading or speculative purposes.

Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control
During the nine months ended September 30, 2018, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
The Company plans to migrate Cequel’s customer billing system to the Cablevision billing system platform in a phased approach beginning in the fourth quarter of 2018. Additionally, the Company plans to implement and upgrade certain other customer billing systems.
PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings
Refer to Note 15 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information related to transactions under the Company's share repurchase program for the quarter ended September 30, 2018.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

August 1 - August 31	6,307,121	$17.80	6,307,121	$1,887,712,634
September 1 - September 30	6,912,788	18.59	13,219,909	1,759,200,809

(1)
On June 8, 2018, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of Altice USA Class A common stock. Under the repurchase program, shares of Altice USA Class A common stock may be purchased from time to time in the open market. The program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors.

(2)	This column reflects the cumulative number of shares acquired pursuant to the repurchase program at the end of the respective period.

Item 6.        Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101
The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 filed with the Securities and Exchange Commission on November 6, 2018, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statement of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.
Date:	November 6, 2018		/s/ Charles Stewart
		By:	Charles Stewart as Co-President and Chief Financial Officer