Form 10-K
period 2018-12-31
Altice USA, Inc.
filed 2019-03-01
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

001-38126		38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
Long Island City, New York 11101
(516) 803-2300

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Name of exchange which registered
Class A Common Stock, par value $.01	New York Stock Exchange

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes    ☒    No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes    ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit such files). Yes   ☒    No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether each Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates of Altice USA, Inc. computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of June 30, 2018: $6,212,931,374

Number of shares of common stock outstanding as of February 22, 2019:
Class A common stock, par value $0.01	503,702,013
Class B common stock, par value $0.01	194,038,451
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

PART I
Item 1.        Business
Altice USA, Inc. ("Altice USA" or the "Company") was incorporated in Delaware on September 14, 2015. Prior to the Altice Europe Distribution discussed below, Altice USA was majority-owned by Altice Europe N.V. (formerly Altice N.V.), a public company with limited liability (naamloze vennootshcap) under Dutch law ("Altice Europe" and Altice Europe N.V. and its subsidiaries, the "Altice Group"). Since the completion of the Altice Europe Distribution discussed below, the Company is majority-owned by Patrick Drahi through Next Alt. S.a.r.l. ("Next Alt") rather than Altice Europe.
Altice USA is one of the largest broadband communications and video services providers in the United States and markets its services under two brands: Optimum, in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. We deliver broadband, pay television, telephony services, proprietary content and advertising services to approximately 4.9 million residential and business customers. Our footprint extends across 21 states through a fiber-rich broadband network with more than 8.7 million homes passed as of December 31, 2018.
We acquired Cequel Corporation ("Suddenlink" or "Cequel") on December 21, 2015 and Cablevision Systems Corporation ("Optimum" or "Cablevision") on June 21, 2016. These acquisitions are referred to throughout this document as the "Suddenlink Acquisition" (or the "Cequel Acquisition") and the "Optimum Acquisition" (or the "Cablevision Acquisition"), respectively, and collectively as the "Acquisitions." We are a holding company that does not conduct any business operations of our own and we operate as one segment.
We are building a fiber-to-the-home ("FTTH") network, which will enable us to deliver more than 10 Gbps broadband speeds across our entire Optimum footprint and part of our Suddenlink footprint. Altice Gigabit fiber service provides a next-generation connectivity experience to support the most data-intensive activities, from streaming 4K ultra-high-definition ("UHD") and high-definition ("HD") video on multiple devices, online multi-player video game streaming platforms, video chatting, streaming music, high-quality virtual-and augmented reality experiences, and downloading large files simultaneously on dozens of devices at once. While building the FTTH network, we also continue to roll out enhanced broadband services to our customers on our existing hybrid fiber-coaxial ("HFC") network which is digital and data over cable service interface specification ("DOCSIS") 3.0. In addition to our Altice Gigabit fiber service, 1Gbps broadband services are expected to be available across our Optimum footprint in 2019 through Digital Switched Video upgrades. In addition, further 1Gbps capacity will be added in certain areas in our Suddenlink footprint.
During the fourth quarter of 2017, we introduced a home communications hub, Altice One, and we continue expanding the availability of this device. Altice One is an innovative, integrated platform with a dynamic and sophisticated user interface, combining a set-top box, Internet wireless router and cable modem in one device, and it is our most advanced home communications hub. The initial roll out of Altice One across our footprint is now complete, with availability to over 80% of our entire footprint. We have reached approximately 300 thousand Altice One customers as of December 31, 2018.
The following table presents certain financial data and metrics for the Company:

	Years ended December 31,
(in thousands except percentage data)	2018	2017	2016 (a)
Customer Relationships	4,919.6	4,906.3	4,891.8
% growth	0.3%	0.3%
Revenue	$9,566,608	$9,306,950	$6,017,212
Adjusted EBITDA (b)	$4,163,078	$3,981,410	$2,417,878
% of Revenue	43.5%	42.8%	40.2%
Adjusted EBITDA less capital expenditures (cash basis) (b)	$3,009,489	$3,030,061	$1,792,337
% of Revenue	31.5%	32.6%	29.8%
Net income (loss) attributable to stockholders (c)	$18,833	$1,493,177	$(832,030)

(a)
The 2016 amounts include the operating results of Cablevision from the date of the Cablevision Acquisition and include results for Newsday Media Group ("Newsday"). Newsday's revenue, for the period from June 21, 2016 through its sale in July 2016, was approximately $8.8 million.  Altice USA sold a 75% interest in Newsday in July 2016 and sold a 24% interest in April 2018.

(b)
For additional information regarding Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to Net Income (Loss), please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(c)
Pursuant to the enactment of the Tax Cuts & Jobs Act ("Tax Reform") on December 22, 2017, the Company recorded a non-cash deferred tax benefit of approximately $2.3 billion in 2017 to remeasure the net deferred tax liability to adjust for the reduction in the corporate federal income tax rate from 35% to 21% which is effective on January 1, 2018. In 2018, the Company recorded a non-cash deferred tax benefit of $52.9 million based on a remeasurement of the Company's net deferred tax liability. See Note 14 to the consolidated financial statements for further details.

Altice Europe Distribution
On June 8, 2018, Altice Europe distributed substantially all of its equity interest in the Company through a distribution in kind to holders of Altice Europe's common shares A and common shares B (the “Distribution”). The Distribution took place by way of a special distribution in kind by Altice Europe of its 67.2% interest in the Company to Altice Europe shareholders. Each shareholder of Altice Europe on May 23, 2018, the Distribution record date, received 0.4163 shares of the Company's common stock for every share held by such shareholder in Altice Europe. Between May 24, 2018 and June 4, 2018, each Altice Europe shareholder was given the opportunity to elect the percentage of shares of the Company's Class A common stock and shares of the Company's Class B common stock such shareholder would receive in the Distribution, whereby the number of shares of the Company's Class B common stock to be distributed was subject to a cap of 50% of the total shares of the Company's common stock being distributed (the “Class B Cap”). Because the Class B Cap had been exceeded, the shares of the Company's Class B common stock delivered to Altice Europe’s shareholders of record who elected to receive them were subject to proration, and such shareholders received additional shares of the Company's Class A common stock to the extent of the excess.
Immediately following the Distribution, there were 489,384,523 shares of Altice USA Class A common stock and 247,684,443 shares of Altice USA Class B common stock outstanding.
Prior to Altice Europe's announcement of the Distribution, the Board of Directors of Altice USA, acting through its independent directors, approved the payment of a $2.035 per share dividend to all shareholders of record on May 22, 2018. The payment of the dividend, aggregating approximately $1.5 billion, was made on June 6, 2018, and was funded with cash at CSC Holdings LLC, a wholly-owned subsidiary of Cablevision, from financings completed in January 2018, and cash generated from operations at Cequel. In connection with the payment of the dividend, the Company recorded a decrease in retained earnings of $536.2 million, representing the cumulative earnings through the payment date, and a decrease in paid in capital of $963.7 million.
In connection with the Distribution, the Management Advisory and Consulting Services Agreement with Altice Europe, which provided certain consulting, advisory and other services, was terminated. Compensation under the terms of the agreement was an annual fee of $30 million paid by the Company.
Our Products and Services
We provide broadband, pay television and telephony services to both residential and business customers. We also provide enterprise-grade fiber connectivity, bandwidth and managed services to enterprise customers through our Lightpath business (also marketed as Altice Business) and we provide advertising time and services to advertisers.
The prices we charge for our services vary based on the number of services and associated service level or tier our customers choose, coupled with any promotions we may offer. As part of our marketing strategy our customers are increasingly choosing to bundle their subscriptions to two (‘‘double product’’) or three (‘‘triple product’’) of our services at the same time. Customers who subscribe to a bundle generally receive a discount from the price of buying each of these services separately, as well as the convenience of receiving multiple services from a single provider, all on a single monthly bill. For example, we offer an ‘‘Optimum Triple Play’’ package that is a special promotion for new customers or eligible current customers where Optimum broadband, pay television and telephony services are each available at a reduced rate for a specified period when purchased together. Approximately 50% of our residential customers were triple product customers as of December 31, 2018.
Residential Services
The following tables show our residential customer relationships and revenues for broadband, pay television and telephony services provided to residential customers.

	December 31,
	2018	2017	2016
	(in thousands)
Total residential customer relationships	4,542.1	4,535.0	4,528.2
Pay TV	3,307.5	3,405.5	3,534.5
Broadband	4,118.1	4,046.2	3,962.5
Telephony	2,531.2	2,557.4	2,559.0

	December 31,
	2018	2017	2016
	(in thousands)
Residential revenue:
Pay TV	$4,156,428	$4,274,122	$2,788,873
Broadband	2,887,455	2,608,595	1,651,574
Telephony	652,895	700,765	465,771

Broadband Services
We offer a variety of broadband service tiers tailored to meet the different needs of our residential customers. Current customer offers include five tiers with download speeds ranging from 20 Mbps to 400 Mbps for our residential customers in our Optimum service area and 50 Mbps to 1 Gbps for our residential customers in our Suddenlink service area. Our broadband services also include the Optimum wireless router, as well as Internet security software, including anti-virus, anti-spyware, personal firewall and anti-spam protection. Substantially all of our HFC network is digital and data over cable service interface specification DOCSIS 3.0 compatible, with approximately 280 homes per node and a bandwidth capacity of at least 750 MHz throughout. This network allows us to provide our customers with advanced broadband, pay television and telephony services.
In addition, we have deployed Wi-Fi across our New York metropolitan service area with approximately 1.94 million Wi-Fi hotspots as of December 31, 2018. The Wi-Fi network allows broadband customers to access the service while they are away from their home or office. Wi-Fi is delivered via wireless access points mounted on our broadband network, in certain retail partner locations, certain NJ Transit rail stations, New York City parks and other public venues. Similarly, our wireless router product includes a second network that enables all broadband customers to access the Wi-Fi network. Access to the Wi-Fi network is offered as a free value-added benefit to broadband customers and for a fee to non-customers in certain locations. Our Wi-Fi service also allows our broadband customers to access the Wi-Fi networks of Comcast Corporation ("Comcast"), Charter Communications, Inc. ("Charter") and Cox Communications, Inc. Through these relationships we offer our customers access to additional hotspots nationwide.
Pay Television Services
We currently offer a variety of pay television services, which include delivery of broadcast stations and cable networks, and advanced digital pay television services, such as video-on-demand ("VOD"), high-definition ("HD") channels, digital video recorder ("DVR") and pay-per-view, to our residential markets. Depending on the market and level of service, our pay television services include, among other programming, local broadcast networks and independent television stations, news, information, sports and entertainment channels, regional sports networks, international channels and premium services such as HBO, Showtime, Cinemax, Starz, and The Movie Channel. Our residential customers pay a monthly charge based on the pay television programming level of service, tier or package they receive and the type of equipment they select. Customers who subscribe to seasonal sports packages, international channels and premium services may be charged an additional monthly amount. We may also charge additional fees for pay-per-view programming and events, DVR and certain VOD services.
As of December 31, 2018, our residential customers were able to receive between 436 to 614 digital channels depending on their market and level of service. In addition, depending on the service area, we offer between 143 to 180 HD channels which represent the most widely watched programming, including all major broadcast networks, as well as most leading national cable networks, premium channels and regional sports networks. HDTV features high-resolution picture quality, digital sound quality and a wide-screen, theater-like display when using an HDTV set and an HD-capable converter. We also continue to launch additional HD channels to continuously improve our customer's viewing experience. As of December 31, 2018, over 95% of our residential pay television customers were digital pay television customers who subscribed to HDTV services.
We also provide advanced services, such as pay-per-view and VOD, that give residential pay television customers control over when they watch their favorite programming. Our pay-per-view service allows customers to pay to view single showings of programming on an unedited, commercial-free basis, including feature films, live sporting events, concerts and other special events. Our VOD service provides on-demand access to movies, special events, free prime time content and general interest titles. Subscription-based VOD premium content such as HBO and Showtime is made available to customers who subscribe to one of our premium programming packages. Our customers have the ability to start the programs at whatever time is convenient, as well as pause, rewind and (for most content) fast forward both standard definition and HD VOD programming. As of December 31, 2018, pay-per-view services were available to over 99% of all our pay television customers and VOD services were available to over 95% of our pay television customers, and we offer thousands of HD titles on-demand.
For a monthly fee, we offer DVR services through the use of digital converters, the majority of which are HDTV-capable and have video recording capability.  Customers can choose either a set-top box DVR with the ability to record, pause and rewind live television or the Cloud DVR Plus with remote-storage capability to record 15 shows simultaneously while watching any live or pre-recorded show, and pause and rewind live television. Depending on the service area and market, customers have the option to use a set-top box DVR or a TiVo HD/DVR converter, which delivers multi-room DVR capability using TiVo Mini devices that allow customers to pause and rewind live television, manage recordings from different television locations and play them back throughout the home. In addition, TiVo Stream service, which allows customers to stream live television channels and recorded programming wirelessly throughout their home to Android and iOS devices, and, subject to copyright restrictions, download previously recorded content to these devices so that it can be viewed outside the home, is provided to current TiVo DVR customers.
During the fourth quarter of 2017, we introduced a home communications hub, called Altice One. This hub is an innovative, integrated platform with a dynamic and sophisticated user interface, combining a set-top box, Internet wireless router and cable modem in one device. It is based on LaBox, which Altice Europe has successfully deployed in France, the Dominican Republic and Israel, and is initially offered to new customers subscribing to our double and triple-product packages. It is capable of delivering broadband Internet, Wi-Fi, digital television services, over-the-top ("OTT") services and fixed-line telephony and supports 4K video and Cloud DVR with the capacity to record 15 television programs simultaneously and the ability to rewind live television on the last two channels watched. Additional features include a point-anywhere voice-command remote control and a companion mobile app that allows viewing of all television content including DVR streaming.  Additional televisions will be paired with "minis," which can also act as Wi-Fi extenders for an advanced Wi-Fi experience throughout the home. During the fourth quarter of 2018, the Company updated Altice One's operating system which added additional enhanced mobility and more advanced features for customers, including the ability to watch Cloud DVR content on the go on the Altice One mobile app. This operating system also brings Altice One customers access to the YouTube Kids app, the ability to use voice search on YouTube to discover videos, more 4K content for a vivid viewing experience, and live show restart on more than 20 additional networks.
For our customers without Altice One we also offer alternative viewing platforms for our pay television programming through mobile applications.  Optimum customers have access to the Optimum App, available for the iPad, iPhone, iPod touch, personal computers, Kindle Fire and select Android phones and tablets, and Suddenlink customers have access to Suddenlink2GO, available for personal computers and select phones and tablets. Depending on the platform, the Optimum App features include the ability to watch live television, stream on-demand titles from various networks and use the device as a remote to control the customer's digital set-top box while inside the home. Suddenlink2GO enables customers to watch movies, shows and clips on a personal computer once authenticated via a customer portal and select television shows and movies on their mobile devices.
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
Mobile
In the fourth quarter of 2017, we and Sprint Corporation ("Sprint") entered into a multi-year strategic agreement pursuant to which we will utilize Sprint's network to provide mobile voice and data services to our customers throughout the nation, and our broadband network will be utilized to accelerate the densification of Sprint's network. The Company continues to develop the core network to support its infrastructure-based mobile virtual network operator ("MVNO") including upgrading and expanding its Wi-Fi network. The Company’s full MVNO agreement with Sprint is differentiated from other light MVNOs in that it gives the Company full access control, including over its own core network, Home Location Register and SIM cards. This will allow the Company to fully control seamless data offloading and the handover between the fixed and wireless networks. In addition, the Company will have full product, features and marketing flexibility with its new mobile service. Mobile service for Altice USA customers is expected to be launched in 2019. We believe this product offering will enable us to deliver greater value and more benefits to our customers by offering mobile voice and data services, in addition to our broadband, pay television, and telephony services.
Business Services
Both our Optimum and Suddenlink businesses offer a wide and growing variety of products and services to both large enterprise and small and medium-sized business ("SMB") customers, including broadband, telephony, networking and pay television services. As of December 31, 2018, our Optimum business served approximately 263 thousand SMB customers and our Suddenlink business served approximately 114 thousand SMB customers. We serve enterprise customers primarily through our Lightpath business, a subsidiary of Cablevision.
Enterprise Customers
Lightpath provides Ethernet, data transport, IP-based virtual private networks, Internet access, telephony services, including session initiated protocol ("SIP") trunking and VoIP services to the business market in the New York metropolitan area. Our Lightpath bandwidth connectivity service offers speeds up to 100 Gbps. Lightpath also provides managed services to businesses, including hosted telephony services (cloud based SIP-based private branch exchange), managed Wi-Fi, managed desktop and server backup and managed collaboration services including audio and web conferencing. Through Lightpath, we also offer fiber-to-the-tower ("FTTT") services to wireless carriers for cell tower backhaul and enable wireline communications service providers to connect to customers that their own networks do not reach. Lightpath's customers include companies in health care, financial, education, legal and professional services, and other industries, as well as the public sector and communication providers, incumbent local exchange carriers ("ILEC"), and competitive local exchange carriers ("CLEC"). As of December 31, 2018, Lightpath had over 10,100 locations connected to its fiber network. Our Lightpath advanced fiber optic network extends more than 7,500 route miles, which includes approximately 375,000 miles of fiber, throughout the New York metropolitan area.
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
SMB Customers
Both Optimum and Suddenlink provide broadband, pay television and telephony services to SMB customers. In addition to these services, we also offer managed services, including business e-mail, hosted private branch exchange, web space storage and network security monitoring for SMB customers. Telephony services include Optimum Voice for Business, Suddenlink Business Class Phones, Business Hosted Voice and Business Trunking (SIP and PRI). Optional telephony add-on services include international calling and toll free numbers.

Advertising
a4
a4 is the advanced advertising and data solutions subsidiary of Altice USA. It provides audience-based, IP-authenticated cross-screen advertising solutions to local, regional and national businesses and advertising clients.  a4 enables advertisers to reach U.S. households across their devices through cable networks, on-demand and addressable inventory.
New York Interconnect
In many markets, we have entered into agreements commonly referred to as “Interconnects” with other cable operators to jointly sell local advertising. This simplifies our clients' purchase of local advertising and expanding their geographic reach. In some markets, we represent the advertising sales efforts of other cable operators; in others, other cable operators represent us. For example, we manage NY Interconnect, LLC, a partnership launched in the second quarter 2018 between Altice USA, Charter and Comcast. This provides national brands with television and digital advertising opportunities to millions of households across the New York designated market area ("DMA").
News 12 Networks
Our News 12 Networks consists of seven 24-hour local news channels in the New York metropolitan area—the Bronx, Brooklyn, Connecticut, Hudson Valley, Long Island, New Jersey and Westchester—providing each with complete access to hyper-local breaking news, traffic, weather, sports, and more. In addition, News 12 Networks also includes five traffic and weather channels that offer constantly updated information; the award-winning News12.com; the News 12 app available on Apple and Android products; the News 12 app on the Altice One Box; channel 612 on Optimum TV, providing local news on demand; and News 12 OTT products on Amazon, Apple, and Roku devices.
Since launching in 1986, News 12 Networks has been widely recognized by the news industry with numerous prestigious honors and awards, including Emmy Awards, plus multiple Edward R. Murrow Awards, NY Press Club Awards, and more. We derive revenue from our News 12 Networks for the sale of advertising and affiliation fees paid by cable operators.
i24NEWS
i24NEWS consists of three 24-hour global channels in New York, Paris, and Israel. Each channel provides global breaking news and world stories with a focus on the Middle East and Israel. In addition, i24NEWS allows viewers to access programming on i24NEWS.tv, the i24NEWS app available on Apple and Android products; the i24NEWS app on the Altice One Box; and i24NEWS OTT products on Amazon, Apple, and Roku devices. i24NEWS launched in English, French, and Arabic in July 2013.
In April 2018, Altice Europe transferred its ownership of i24NEWS to the Company for minimal consideration (the "i24 Acquisition"). As the acquisition was a combination of businesses under common control, the Company combined the results of operations and related assets and liabilities of i24NEWS as of April 1, 2018. Operating results for periods prior to April 1, 2018 and the balance sheet as of December 31, 2017 have not been revised to reflect the i24 Acquisition as the impact was deemed immaterial.
Altice Technical Services
In January 2018, the Company acquired 70% of the equity interests in Altice Technical Services US Corp. ("ATS") for $1.00 (the "ATS Acquisition") and the Company became the owner of 100% of the equity interests in ATS in March 2018. ATS was previously owned by Altice Europe and a member of ATS's management through a holding company. In light of Altice Europe's determination to focus on businesses other than the Company, we and Altice Europe concluded it was in Altice Europe's and the Company's interests for Altice USA to own and operate ATS. The ATS Acquisition was approved by our Audit Committee pursuant to the Company's related-party transaction approval policy. As the acquisition is a combination of businesses under common control, the Company combined the results of operations and related assets and liabilities of ATS for all periods since its formation.
ATS provides technical operating services, including field services, such as dispatch, customer installations, disconnects, service changes and other customer service visits, outside plant maintenance services and design and construction services for HFC and FTTH infrastructure.

Franchises
As of December 31, 2018, our systems operated in more than 1,300 communities pursuant to franchises, permits and similar authorizations issued by state and local governmental authorities. Franchise agreements typically require the payment of franchise fees and contain regulatory provisions addressing, among other things, service quality, cable service to schools and other public institutions, insurance and indemnity. Franchise authorities generally charge a franchise fee of not more than 5% of certain of our cable service revenues that are derived from the operation of the system within such locality. We generally pass the franchise fee on to our customers.
Franchise agreements are usually for a term of 5 to 15 years from the date of grant (a majority of which are for 10 years), however, approximately 400 of Altice’s communities are located in states (Connecticut, Missouri, North Carolina and Texas) where by law franchise agreements do not have an expiration date. Franchise agreements are usually terminable only if the cable operator fails to comply with material provisions and then only after the franchising authority complies with substantive and procedural protections afforded by the franchise agreement and federal and state law. Prior to the scheduled expiration of most franchises, we generally initiate renewal proceedings with the granting authorities. This process usually takes less than three years but can take a longer period of time. The Communications Act, which is the primary federal statute regulating interstate communications, provides for an orderly franchise renewal process in which granting authorities may not unreasonably withhold renewals. See "Regulation—Cable Television—Franchising." In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments, such as building out certain franchise areas, meeting customer service requirements and supporting and carrying public access channels.
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
Programming
We design our channel line-ups for each system according to demographics, programming contract requirements, market research, viewership, local programming preferences, channel capacity, competition, price sensitivity and local regulation. We believe offering a wide variety of programming influences a customer's decision to subscribe to and retain our pay television services. We obtain programming, including basic, expanded basic, digital, HD, HD 4K, VOD and broadband content, from a number of suppliers, including broadcast and cable networks.
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
Our cable programming costs have increased in excess of customary inflationary and cost-of-living type increases. We expect programming costs to continue to increase due to a variety of factors including annual increases imposed by stations and programmers and additional programming being provided to customers, including HD, HD 4K, digital and VOD programming. In particular, broadcast and sports programming costs have increased significantly over the past several years. In addition, contracts to purchase sports programming sometimes provide for optional additional programming to be available on a surcharge basis during the term of the contract. These increases have coincided with a significant increase in the quality of the programming, from high production value original cable series to enhanced camera and statistical data technology in sports broadcasts, and more flexible rights to make the content available on various platforms and devices.
We have programming contracts that have expired and others that will expire in the near term. We will seek to renegotiate the terms of these agreements, but there can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable, we have been, and may in the future be, forced to remove such programming channels from our line-up, which may result in a loss of customers. For example, in 2017, we were unable to reach agreement with Starz on acceptable economic terms, and effective January 1, 2018, all Starz services were removed from our lineups, and we launched alternative networks offered by other programmers under new long-term contracts. On February 13, 2018, we and Starz reached a new carriage agreement and we started restoring the Starz services previously offered. Also in our Suddenlink business, we were unable to reach agreement with Viacom on acceptable economic terms for a long-term contract renewal, and effective October 1, 2014, all Viacom networks were removed from our channel lineups in our Suddenlink business, and we launched alternative networks offered by other programmers under new long-term contracts. We and Viacom did not reach a new agreement to include certain Viacom networks in the Suddenlink channel lineup until May 2017. For more information, see "Risk Factors—Risk Factors Relating to Our Business—Programming and retransmission costs are increasing and we may not have the ability to pass these increases on to our customers. Disputes with programmers and the inability to retain or obtain popular programming can adversely affect our relationship with customers and lead to customer losses."
Sales and Marketing
Sales are managed centrally and multiple sales channels allow us to reach each current and potential customers in a variety of ways, including in-bound customer care centers, outbound telemarketing, stores, field technician sales and door-to-door sales. E-commerce is also managed centrally on behalf of the organization and is a growing and dynamic part of our business and is our fastest growing sales channel. We also use mass media, including broadcast television, digital media, radio, newspaper and outdoor advertising, to attract customers and direct them to our in-bound customer care centers or website. Our sales and service employees use a variety of sales tools as they work to match customers' needs with our best-in-class products, with a focus on building and enhancing customer relationships.
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
Customer Experience
We believe customer service is the cornerstone of our business, and our strategy is to prove in our markets that we are "reliable, technical experts, and simple to interact with"; and in the event of a service failure we are "responsive and courteous" to reconcile the relationship. Accordingly, we make a concerted effort to continually improve each customer's experience and have made significant investments in our people, processes and technology to enhance our customers' experience and to reduce the number of times customers need to contact us. We hire and develop talent to be customer-centric.
The insights from operational metrics help us focus our improvement efforts. Listening to and acting upon feedback is a major pillar in our customer experience program. We review feedback as part of our daily operations.

We provide technical service to our customers 24 hours a day, seven days a week, and we have systems that allow our customer care centers to be accessed and managed remotely in the event that systems functionality is temporarily lost, which provides our customers access to customer service with limited disruption.
We are prioritizing new capabilities such as engaging outbound messaging, automated digital assistance, searchable help, simpler self-service, and more efficient support operations, intended to foster a premium, digital customer experience that builds a foundation to anticipate customers’ needs.
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
As of December 31, 2018, approximately 95% of our basic pay television customers were served by systems with a capacity of at least 750 MHz and approximately 280 homes per node. Our Optimum network has been upgraded to nearly four times the maximum available broadband speeds since the Cablevision Acquisition, and we have expanded our Gbps broadband service to approximately 76% of our Suddenlink footprint, compared to approximately 40% prior to the Suddenlink Acquisition. More than 99% of our residential broadband Internet customers are connected to our national backbone with a presence in major carrier access points in New York, Dallas, Chicago, San Jose, Washington D.C. and Phoenix. This presence allows us to avoid significant Internet transit costs by establishing peering relationships with major Internet service and content providers enabling direct connectivity with them at these access points.
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
We have commenced building a nationwide mobile core network with four main interconnection points (New Jersey, Texas, California and Illinois), as well as the necessary interconnection points for Sprint and other roaming partners. We completed calls across our core network on September 6, 2018. As of December 31, 2018, we are continuing the development of carrier bundles with original equipment manufacturers in anticipation of the launch of our mobile voice and data business in 2019.
Information Technology
Our IT systems consist of billing, customer relationship management, business and operational support and sales force management systems. We are updating and simplifying our IT infrastructure through further investments, focusing on cost efficiencies, improved system reliability, functionality and scalability and enhancing the ability of our IT infrastructure to meet our ongoing business objectives. Additionally, through investment in our IT platforms and focus on process improvement, we have simplified and harmonized our service offering bundles and improved our technical service delivery and customer service. We contract with managed service providers to deliver core Business Support Systems and Operations Support Systems. These services are integrated into our overall IT ecosystems to ensure an efficient operation. Backup services are provided through alternate systems and infrastructure.
Suppliers
Customer Premise and Network Equipment
We purchase set-top boxes and other customer premise equipment from a limited number of vendors because our cable systems use one or two proprietary technology architectures. We also buy HD, HD/DVRs and VOD equipment, routers, including the components of our new home communications hub, and other network equipment from a limited number of suppliers, including Altice Labs, Altice Europe's technology, services and innovation center. See "Risk Factors—Risk Factors Relating to Our Business—We rely on network and information systems for our operations and a disruption or failure of, or defects in, those systems may disrupt our operations, damage our reputation with customers and adversely affect our results of operations."
Broadband and Telephone Connectivity
We deliver broadband and telephony services through our HFC network. We use circuits that are either owned by us or rented from third parties to connect to the Internet and the public switched telephone network. We pay fees for rented circuits based on the amount of capacity available to it and pay for Internet connectivity based on the amount of IP-based traffic received from and sent over the other carrier's network.
Mobile Voice and Data Equipment
We expect to purchase for resale mobile handsets from a limited number of vendors. Customers of our mobile service are expected to be able to purchase these handsets with upfront payments or financed without interest over a 24-month period.
Competition
We operate in a highly competitive, consumer-driven industry and we compete against a variety of broadband, pay television and mobile and fixed-line telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, satellite delivered video signals, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. We believe our leading market position in our footprint, technologically advanced network infrastructure, including our FTTH build-out, our home communications hub and our focus on enhancing the customer experience favorably position us to compete in our industry. See also "Risk Factors—Risk Factors Relating to Our Business—We operate in a highly competitive business environment which could materially adversely affect our business, financial condition, results of operations and liquidity."

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
Pay Television Services Competition
We face intense competition from broadband communications companies with fiber-based networks, primarily Verizon Communications Inc. ("Verizon"), which has constructed a FTTH network plant that passes a significant number of households in our Optimum service area. We estimate that Verizon is currently able to sell a fiber-based pay television service, as well as broadband and VoIP services, to at least half of the households in our Optimum service area. In addition, Frontier Communications Corporation ("Frontier") offers pay television service in competition with us in most of our Connecticut service area.
We also compete with direct broadcast satellite ("DBS") providers, such as DirecTV (a subsidiary of AT&T Inc.) and DISH Network Corporation ("DISH"). DirecTV and DISH offer one-way satellite-delivered pre-packaged programming services that are received by relatively small and inexpensive receiving dishes. DirecTV has exclusive arrangements with the National Football League that give it access to programming that we cannot offer. In 2018 AT&T acquired Time Warner, which owns a number of cable networks, including TBS, CNN and HBO, as well as Warner Bros. Entertainment, which produces television, film and home-video content. AT&T's and DirecTV's potential access to Time Warner programming could allow AT&T and DirecTV to offer competitive and promotional packages. However, we believe cable-delivered VOD services, which include HD programming, offer a competitive advantage to DBS service because cable headends can provide two-way communication to deliver a large volume of programming which customers can access and control independently, whereas DBS technology can only make available a much smaller amount of programming with DVR-like customer control.
Our pay television services also face competition from a number of other sources, including companies that deliver movies, television shows and other pay television programming over broadband Internet connections to televisions, computers, tablets and mobile devices, such as Netflix, Hulu, iTunes, YouTube, Amazon Prime, Sling TV, Playstation Vue, DirecTV Now, and Locast.
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
Mobile Wireless Competition
Our mobile wireless service, expected to launch in 2019, will face competition from a number of incumbent network-based mobile service providers (like AT&T, Verizon, T-Mobile US, Inc. ("T-Mobile") and Sprint), as well as a number of reseller or MVNO providers (such as Tracfone, Boost Mobile and Cricket Wireless). We believe that our approach to the mobile wireless service offering, including the construction and operation of our own "mobile core" and the ability to bundle and promote the product to our existing customer base, will give us advantages over resellers and incumbent network-based operators alike. Our mobile wireless strategy depends on the availability of wholesale access to radio access networks ("RAN") from one or more network-based providers with whom we are likely to compete. Our mobile service is vulnerable to constraints on the availability of wholesale access or increases in price from the incumbents. Consolidation among wholesale RAN access providers could impair our ability to launch and sustain our mobile service. In 2018, Sprint and T-Mobile announced an intent to merge. We believe the reduction of competition among mobile wireless network-based providers that would result from the merger likely will impact negatively the price and availability of wholesale RAN access to Altice, affect the operating cost for our mobile wireless data service, and impact our ability to compete for mobile subscribers. In addition, improvements by incumbent mobile service providers on price, features, speeds, and service enhancements will continue to impact the competitiveness and attractiveness of our mobile service, and we will need to continue to invest in our services, product and marketing to answer that competition.
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
Regulation
Our cable, related and other services are subject to a variety of federal, state and local law and regulations, including in instances where we operate outside of the U.S., the laws and regulations of the countries and regions where we operate. The Communications Act, and the rules, regulations and policies of the Federal Communications Commission ("FCC"), as well as other federal, state and other laws governing cable television, communications, consumer protection, privacy and related matters, affect significant aspects of the operations of our cable, related and other services.
The following paragraphs describe the existing legal and regulatory requirements we believe are most significant to our operations today. Our business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings.
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
Pricing and Packaging.    The Communications Act and the FCC's rules limit the scope of price regulation for cable television services. Among other limitations, franchising authorities may regulate rates for only "basic" cable service. In 2015, the FCC adopted a rule barring franchise authority rate regulation absent an affirmative showing by the franchising authority that there is an absence of effective competition. Based on the 2015 FCC rule, none of our pay television customers are currently subject to basic rate regulation.
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
Ownership Limitations.    Federal regulation of the communications field traditionally included a host of ownership restrictions, which limited the size of certain media entities and restricted their ability to enter into competing enterprises. Through a series of legislative, regulatory, and judicial actions, most of these restrictions have been either eliminated or substantially relaxed. In 2017, the FCC relaxed some broadcast media ownership rules, and the broadcast industry subsequently experienced consolidation. The broadcast industry could consolidate further, which could impact the fees we pay broadcasters to license their signals.
Set-Top Boxes.    The Communications Act includes a provision that requires the FCC to take certain steps to support the development of a retail market for "navigation devices," such as cable set-top boxes. Several years ago, the FCC began a proceeding to consider requiring cable operators to accommodate third-party navigation devices, which if adopted could impose substantial development and operating requirements on the industry. Though there is currently no active effort to advance these proposals, the FCC may in the future consider implementing other measures to promote the competitive availability of retail set-top boxes or third-party navigation options that could impact our customers' experience, our ability to capture user interactions to refine and enhance our services, and our ability to provide a consistent customer support environment.
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
Pole Attachments.    The company makes extensive use of utility poles and conduit owned by other utilities to attach and install the facilities that are integral to our network and services. The Communications Act requires most utilities to provide cable systems with access to poles and conduits for access to attach such facilities at regulated rates. States (or, where states choose not to regulate, the FCC) regulate utility company rates for the rental of pole and conduit space used by companies, including operators like us, to provide cable, telecommunications services, and Internet access services, unless states establish their own regulations in this area. Many states in which we operate have elected to set their own pole attachment rules. Adverse changes to the pole attachment rate structure, rate, classifications, and access could significantly increase our annual pole attachment costs.
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
Exclusive Access to Multitenant Buildings.    The FCC has prohibited cable operators from entering into or enforcing exclusive agreements with owners of multitenant buildings under which the operator is the only multichannel video programming distributor ("MVPD") with access to the building.
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
Access for Persons with Disabilities.    The FCC's rules require us to ensure that persons with disabilities can more fully access the programming we carry. We are required to provide closed captions and pass through video description to customers on some networks we carry, and to provide an easy means of activating closed captioning and to ensure the audio accessibility of emergency information and on-screen text menus and guides provided by our navigation devices.
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
Broadband
Regulatory Classification.    Broadband Internet access services were traditionally classified by the FCC as "information services" for regulatory purposes, a type of service that is subject to a lesser degree of regulation than "telecommunications services." In 2015, the FCC reversed this determination and classified broadband Internet access services as "telecommunications services." This reclassification had subjected our broadband Internet access service to greater regulation, although the FCC did not apply all telecommunications service obligations to broadband Internet access service. The 2015 Order could have had a material adverse impact on our business. In December 2017, the FCC adopted an order that in large part reversed again the 2015 Order and reestablished the "information service" classification for broadband Internet access service. The 2017 Order, came into effect, in June 2018, is the subject of legal challenges that may overturn or weaken the relief it provides.
Net Neutrality.   Congress and some states are considering legislation that may codify “net neutrality” rules, which could include prohibitions on blocking, throttling and prioritizing Internet traffic. A number of states, including California and New York, have adopted legislation and/or executive orders that apply “net neutrality” rules to ISPs.
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
Interconnection and Intercarrier Compensation.    The Communications Act requires telecommunications carriers to interconnect directly or indirectly with other telecommunications carriers and networks, including VoIP. Under the FCC's intercarrier compensation rules, we are entitled, in some cases, to compensation from carriers when they use our network to terminate or originate calls and in other cases are required to compensate another carrier for using its network to originate or terminate traffic. The FCC and state regulatory commissions, including those in the states in which we operate, have adopted limits on the amounts of compensation that may be charged for certain types of traffic. In an October 2011 Order, the FCC determined that intercarrier compensation for all terminating traffic, including VoIP traffic exchanged in time-division multiplexing ("TDM") format, would be phased down over several years to a "bill-and-keep" regime, with no compensation between carriers for most terminating traffic by 2018. The FCC is considering further reform that could reduce or eliminate compensation for originating traffic as well.
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
In 2019 we expect to launch a mobile wireless voice and data service. We will offer this service using wholesale RAN agreements that we have entered into, such as our agreement with Sprint, and that we expect to enter into with others, as well as with our existing Wi-Fi hotspot infrastructure in subscriber homes and at outdoor Wi-Fi hotspots. Our mobile wireless service will be subject to most of the same FCC and consumer protection regulations as typical, network-based wireless carriers (such as E911 services, local number portability, privacy protection, and constraints on billing and advertising practices). The FCC or other regulatory authorities may adopt new or different regulations that apply to our services or similarly situated providers, impose new taxes or fees, or modify the obligations of other network-based carriers to provide wholesale RAN access to providers like Altice.
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
Privacy Regulations
Our cable, Internet, voice, wireless and advertising services are subject to various federal, state and local laws and regulations, including in instances where we operate outside of the U.S., the laws and regulations of the countries and regions where we operate regarding subscriber privacy, data security, data protection, and data use. Our provision of Internet services subjects us to the limitations on use and disclosure of user communications and records contained in the Electronic Communications Privacy Act of 1986. Broadband Internet access service is also subject to various privacy laws applicable to electronic communications. In 2018, California passed a comprehensive privacy act aimed at increasing disclosure requirements, privacy protections, and the rights of consumers to identify and delete stored private data, subject to some limited business exceptions. We expect further scrutiny of privacy practices at all levels of government in the areas where we operate, and implementing systems to comply with new rules could impact our business opportunities and impose operating costs on the business.
Our i24 operation has employees and offices in the European Union that are subject to the General Data Protection Regulation ("GDPR"). Further, our a4 advertising business conducts limited business with customers that advertise in the EU. As such, we have certain compliance obligations with EU and member state (and UK) laws and regulations, including compliance obligations under the GDPR, and bear potential enforcement risks if we fail to comply, even as the application of those regulations to some of our operations are unclear or are unknown.
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
Employees and Labor Relations
As of December 31, 2018, we had 11,800 full-time, 118 part-time and 267 temporary employees of which 291 were covered under collective bargaining agreements and an additional 226 were represented by a union. As of December 31, 2018, we believe our relations with employees are satisfactory.

Available Information and Website
We make available free of charge, through our investor relations section at our website, http://www.alticeusa.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission ("SEC"). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The SEC's Internet address is www.sec.gov.
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
In addition, certain of our competitors own directly or are affiliated with companies that own programming content or have exclusive arrangements with content providers that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective customers. For example, DirecTV has exclusive arrangements with the National Football League that give it access to programming we cannot offer. In 2018 AT&T acquired Time Warner, which owns a number of cable networks, including TBS, CNN and HBO, as well as Warner Bros. Entertainment, which produces television, film and home-video content. AT&T's and DirecTV's potential access to Time Warner programming could allow AT&T and DirecTV to offer competitive and promotional packages that could negatively affect our ability to maintain or increase our existing customers and revenues. DBS operators such as DISH Network and DirecTV also have marketing arrangements with certain phone companies in which the DBS provider's pay television services are sold together with the phone company's broadband and mobile and traditional phone services.
Another source of competition for our pay television services is the delivery of video content over the Internet directly to customers, some of which is offered without charging a fee for access to the content. This competition comes from a number of different sources, including companies that deliver movies, television shows and other video programming over broadband Internet connections, such as Netflix, Hulu, iTunes, YouTube, Amazon Prime, Sling TV, Playstation Vue, DirecTV Now, and Locast. It is possible that additional competitors will enter the market and begin providing video content over the Internet directly to customers. Increasingly, content owners, such as HBO, CBS and ESPN, are selling their programming directly to consumers over the Internet without requiring a pay-television subscription. The availability of these services has and will continue to adversely affect customer demand for our pay television services, including premium and on-demand services. Further, due to consumer electronics innovations, consumers are able to watch such Internet-delivered content on television sets and mobile devices, such as smartphones and tablets. Internet access services are also offered by providers of wireless services, including traditional cellular phone carriers and others focused solely on wireless data services. All wireless carriers have started to offer unlimited data plans, which could, in some cases, become a substitute for the fixed broadband services we provide. The FCC is likely to continue to make additional radio spectrum available for these wireless Internet access services.
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
Our telephony services, including the mobile wireless voice and data service we expect to launch in 2019, compete directly with established broadband communications companies and other carriers, including wireless providers, as increasing numbers of homes are replacing their traditional telephone service with wireless telephone service. We also compete against VoIP providers like Vonage, Skype, GoogleTalk, Facetime, WhatsApp and magicJack that do not own networks but can provide service to any person with a broadband connection, in some cases free of charge. In addition, we compete against ILECs, other CLECs and long-distance voice-service companies for large commercial and enterprise customers. While we compete with the ILECs, we also enter into interconnection agreements with ILECs so that our customers can make and receive calls to and from customers served by the ILECs and other telecommunications providers. Federal and state law and regulations require ILECs to enter into such agreements and provide facilities and services necessary for connection, at prices subject to regulation. The specific price, terms and conditions of each agreement, however, depend on the outcome of negotiations between us and each ILEC. Interconnection agreements are also subject to approval by the state regulatory commissions, which may arbitrate negotiation impasses. We have entered into interconnection agreements with Verizon for New York, New Jersey and portions of Connecticut, and with Frontier for portions of Connecticut, which have been approved by the respective state commissions. We have also entered into interconnection agreements with other ILECs in New York and New Jersey. These agreements, like all interconnection agreements, are for limited terms and upon expiration are subject to renegotiation, potential arbitration and approval under the laws in effect at that time.
We also face competition for our advertising sales from traditional and non-traditional media outlets, such as television and radio stations, traditional print media and the Internet, including Facebook, Google and others.
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
In the fourth quarter of 2017, we entered into a multi-year strategic agreement with Sprint pursuant to which we will utilize Sprint's network to provide mobile voice and data services to our customers throughout the nation, and our broadband network will be utilized to accelerate the densification of Sprint's network. We believe this additional product offering will enable us to deliver greater value and more benefits to our customers, by offering mobile voice and data services, in addition to our broadband, pay television and telephony services. Some of our competitors already offer, or have announced plans to offer, their own "quad-play" offerings that bundle broadband, pay television, telephony and mobile voice and data services. If our customers do not view our quad play offers as competitive with those offered by our competitors, we could experience increased customer churn. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect from the introduction of our mobile voice and data services, or that they will be introduced to, or adopted by, customers to the extent or in the timeframe we anticipate. In addition, we may be required to make material capital and other investments to develop this business and to anticipate and to keep up with technological change. These challenges could adversely affect our business, financial condition and results of operations.
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
There can be no assurance that we can successfully achieve any or all of the above initiatives in the manner or time period that we expect. Furthermore, achieving these objectives will require investments which may result in short-term costs without generating any current revenues and therefore may be dilutive to our earnings. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to continue improving our operational performance and customer experience we may face a decrease in new customers and an increase in customer churn, which could have a material adverse effect on our business, financial condition and results of operations. In particular, there can be no assurance that we will be able to successfully implement our plan to build a FTTH network within the anticipated timeline or at all or within the cost parameters we currently expect. Similarly, we may not be successful in deploying Altice One, or the mobile voice and data services we intend to offer, on our current timeline or realize, in full or in part, the anticipated benefits we expect from the introduction thereof, and we may face technological, financial, legal, regulatory or other challenges in pursuing these or other initiatives.
The financial markets are subject to volatility and disruptions, which have in the past, and may in the future, adversely affect our business, including by affecting the cost of new capital and our ability to fund acquisitions or other strategic transactions.
From time to time the capital markets experience volatility and disruption, including during recent periods when the markets have exerted extreme downward pressure on stock prices and upward pressure on the cost of new debt, which has severely restricted credit availability for many companies. Volatility in the capital markets may be impacted by a number of factors. Some of the main factors which contributed to high capital markets volatility in recent months included, for example, uncertainty between the United States and other countries with respect to trade policies, treaties, and tariffs, the outlook for interest rates, and continued uncertainty surrounding the referendum by British voters to exit the European Union. There can be no assurance that market conditions will not continue to be volatile or worsen in the future.
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
We rely on the capital markets, particularly for offerings of debt securities and borrowings under syndicated facilities, to meet our financial commitments and liquidity needs if we are unable to generate sufficient cash from operations to fund such anticipated commitments and needs and to fund acquisitions or other strategic transactions. Disruptions or volatility in the capital markets could also adversely affect our ability to refinance on satisfactory terms, or at all, our scheduled debt maturities and could adversely affect our ability to draw on our revolving credit facilities.
Disruptions in the capital markets as well as the broader global financial market can also result in higher interest rates on any new debt securities we issue and increased costs under credit facilities which bear floating interest rates. Such disruptions could increase our interest expense, adversely affecting our business, financial position and results of operations.
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
Our subsidiaries have incurred substantial amounts of indebtedness to in connection with acquisitions or to finance the Acquisitions, our operations, upgrades to our cable plant and acquisitions of other cable systems, sources of programming and other businesses. We have also incurred substantial indebtedness in order to offer new or upgraded services to our current and potential customers. At December 31, 2018, the carrying value of our total aggregate indebtedness, including collateralized indebtedness, was approximately $22.8 billion. Because we are highly leveraged, our payments on our indebtedness are significant in relation to our revenues and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease, but our required payments under our indebtedness would not. Any decrease in our revenues or an increase in operating costs (and corresponding reduction in our cash flows) would therefore adversely affect our ability to make interest or principal payments on our indebtedness as they come due.
Economic downturns may impact our ability to comply with the covenants and restrictions in our indentures, credit facilities and other agreements governing our indebtedness and may impact our ability to pay or refinance our indebtedness as it comes due. If we do not repay or refinance our debt obligations when they become due and do not otherwise comply with the covenants and restrictions in our indentures, credit facilities and other agreements governing our indebtedness, we would be in default under those agreements and the underlying debt could be declared immediately due and payable. In addition, any default under any of our indentures, credit facilities or other agreements governing our indebtedness could lead to an acceleration of debt under any other debt instruments or agreements that contain cross-acceleration or cross-default provisions. If the indebtedness incurred under our indentures, credit facilities and other agreements governing our indebtedness were accelerated, we would not have sufficient cash to repay amounts due thereunder. To avoid a default, we could be required to defer capital expenditures, sell assets, seek strategic investments from third parties or otherwise reduce or eliminate discretionary uses of cash. However, if such measures were to become necessary, there can be no assurance that we would be able to sell sufficient assets or raise strategic investment capital sufficient to meet our scheduled debt maturities as they come due. In addition, any significant reduction in necessary capital expenditures could adversely affect our ability to retain our existing customer base and obtain new customers, which would adversely affect our business, financial position and results of operations.
Our overall leverage and the terms of our financing arrangements could also:

•	make it more difficult for us to satisfy obligations under our outstanding indebtedness;

•	limit our ability to obtain additional debt or equity financing in the future, including for working capital, capital expenditures or acquisitions, and increase the costs of such financing;

•	limit our ability to refinance our indebtedness on terms acceptable to us or at all;

•	limit our ability to adapt to changing market conditions;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•
require us to dedicate a significant portion of our cash flow from operations to paying the principal of and interest on our indebtedness, thereby limiting the availability of our cash flow to fund future capital expenditures, working capital, research and development, and other corporate purposes;

•
increase our vulnerability to or limit our flexibility in planning for, or reacting to, changes in our business and the broadband communications industry generally as well as general economic conditions, including the risk of increased interest rates;

•	place us at a competitive disadvantage compared with competitors that have a less significant debt burden; and

•	adversely affect public perception of us and our brands.
In addition, a substantial portion of our indebtedness bears interest at variable rates. If market interest rates increase, our variable-rate debt will have higher debt service requirements, which could adversely affect our cash flows and financial condition. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk." Although we have historically entered into, and may in the future enter into, hedging arrangements to limit our exposure to an increase in interest rates or to other risks, such arrangements may not offer complete protection from these risks. In addition, the nature of these hedges could prevent us from realizing benefits we would have received had the hedge not been put in place, such as if interest rates fall.

The terms of our existing indebtedness restrict, but do not prohibit, us from incurring additional indebtedness. We may increase our consolidated indebtedness for various business reasons, which might include, among others, financing acquisitions or other strategic transactions, funding prepayment premiums, if any, on the debt we refinance, funding distributions to our shareholders or general corporate purposes. If we incur additional indebtedness, such indebtedness will be added to our current debt levels and the above-described risks we currently face could be magnified.
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
Credit rating agencies continually revise their ratings for companies they follow. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. In addition, developments in our business and operations or the amount of indebtedness could lead to a ratings downgrade on our or our subsidiaries' indebtedness. The debt ratings for our subsidiaries' debt securities and credit facilities are currently below the "investment grade" category, which results in higher borrowing costs as well as a reduced pool of potential investors of that debt as some investors will not purchase debt securities or become lenders under credit facilities that are not rated in an investment grade rating category. In addition, there can be no assurance that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency, if in that rating agency's judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Our credit rating (including the credit rating assigned to our subsidiaries’ debt securities and credit facilities) has in the past been and may continue to be impacted by a number of factors, including the effects of the U.S. economy experiencing an uneven recovery following a protracted slowdown, factors affecting the broadband communications and video service industry, our operating performance and our financing activities. Any such fluctuation in the rating of us or our subsidiaries may impact our ability to access debt markets in the future or increase our cost of future debt which could have a material adverse effect on our business, financial condition and results of operations, which in return may adversely affect the market price of shares of our Class A common stock or Class B common stock.
Our subsidiaries' ability to meet obligations under their indebtedness may be restricted by limitations on our other subsidiaries' ability to send funds.
Our primary debt obligations have been incurred by our subsidiaries Cablevision Systems Corporation and CSC Holdings, LLC (which is a direct subsidiary of Cablevision Systems Corporation). The indebtedness incurred by Cablevision Systems Corporation is not guaranteed by any of our other subsidiaries and a portion of the indebtedness incurred by CSC Holdings, LLC is also unguaranteed. These subsidiaries are primarily holding companies whose ability to pay interest and principal on such indebtedness is wholly or partially dependent upon the operations of their respective subsidiaries and the distributions or other payments of cash, in the form of distributions, loans or advances, those other subsidiaries deliver to our indebted subsidiaries. Our subsidiaries are separate and distinct legal entities and, unless any such subsidiaries has guaranteed the underlying indebtedness, have no obligation, contingent or otherwise, to pay any amounts due on our indebted subsidiaries' indebtedness or to make any funds available to our indebted subsidiaries to do so. These subsidiaries may not generate enough cash to make such funds available to our indebted subsidiaries and in certain circumstances legal and contractual restrictions may also limit their ability to do so. In addition, the terms of certain of the indebtedness incurred by CSC Holdings restrict the amount of dividends or other distributions that can be made to Cablevision, including for the purpose of making payments on its indebtedness.
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

We are subject to significant restrictive covenants under the agreements governing our indebtedness.
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
We are also subject to certain affirmative covenants under our subsidiary's revolving credit facility, which, among other things, require our operating subsidiaries to maintain a specified financial ratio if there are any outstanding loans thereunder. Our ability to meet these financial ratios may be affected by events beyond our control and, as a result, there can be no assurance that we will be able to meet these ratios.
Violation of these covenants could result in a default that would permit the relevant creditors to require the immediate repayment of the borrowings thereunder, which could result in a default under other debt instruments and agreements that contain cross-default provisions and, in the case of our revolving credit facility, permit the relevant lenders to restrict the relevant borrower's ability to borrow undrawn funds under such revolving credit facility. A default under any of the agreements governing our indebtedness could materially adversely affect our financial condition and results of operations.
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
Our business is capital intensive. Operating and maintaining our cable systems requires significant amounts of cash payments to third parties. Capital expenditures were $1,153.6 million, $951.3 million and $625.5 million in 2018, 2017 and 2016, respectively, and primarily included payments for customer premise equipment, network infrastructure, support and other costs.
We have commenced a plan to build a FTTH network, which will enable us to deliver more than 10 Gbps broadband speeds across our entire Optimum footprint and part of our Suddenlink footprint. We also introduced Altice One during the fourth quarter of 2017, which is our most advanced home communications hub, and as of December 31, 2018 it was available to 80% of our entire footprint. Also in the fourth quarter of 2017, we entered into a multi-year strategic agreement pursuant to which we will utilize Sprint's network to provide mobile voice and data services to our customers throughout the nation, and our broadband network will be utilized to accelerate the densification of Sprint's network. We may not be able to execute these initiatives within the anticipated timelines and we may incur greater than anticipated costs and capital expenditures, fail to realize anticipated benefits, experience business disruptions or encounter other challenges to executing these initiatives which could have a material adverse effect on our business, financial condition and results of operations.
We expect these capital expenditures to continue to be significant as we further enhance our service offerings. We may have substantial future capital commitments in the form of long-term contracts that require substantial payments over a period of time. In the longer term, our ability to fund our operations, make planned capital expenditures, make scheduled payments on our indebtedness and repay our indebtedness depends on our future operating performance and cash flows and our ability to access the capital markets, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Competition, market disruptions or deterioration in economic conditions could lead to lower demand for our products, as well as lower levels of advertising, and increased incidence of customers' inability to pay for the services we provide. These events would adversely impact our results of operations, cash flows and financial position. As such, we may not be able to generate sufficient cash internally to fund anticipated capital expenditures, make ongoing interest payments and repay our indebtedness at maturity. Accordingly, we may have to do one or more of the following:

•	refinance existing obligations to extend maturities;

•	raise additional capital, through debt or equity issuances or both;

•	cancel or scale back current and future spending programs; or

•	sell assets or interests in one or more of our businesses.
However, we may not be able to refinance existing obligations or raise any required additional capital on terms acceptable to us or at all. Borrowing costs related to future capital raising activities may be significantly higher than our current borrowing costs and we may not be able to raise additional capital on favorable terms, or at all, if financial markets experience volatility. If we are unable to pursue our current and future spending programs, we may be forced to cancel or scale back those programs. Our choice of which spending programs to cancel or reduce may be limited. Failure to successfully pursue our capital expenditure and other spending plans could materially and adversely affect our ability to compete effectively. It is possible that in the future we may also engage in extraordinary transactions and such transactions could result in the incurrence of substantial additional indebtedness.
We rely on network and information systems for our operations and a disruption or failure of, or defects in, those systems may disrupt our operations, damage our reputation with customers and adversely affect our results of operations.
Network and information systems are essential to our ability to conduct our business and deliver our services to our customers. While we have in place multiple security systems designed to protect against intentional or unintentional disruption, failure, misappropriation or corruption of our network and information systems, there can be no assurance that our efforts to protect our network and information systems will prevent any of the problems identified above. A problem of this type might be caused by events such as computer hacking, computer viruses, worms and other destructive or disruptive software, "cyber-attacks" and other malicious activity, defects in the hardware and software comprising our network and information systems, as well as natural disasters, power outages, terrorist attacks and similar events. Such events could have an adverse impact on us and our customers, including degradation of service, service disruption, excessive call volume to call centers, theft and damage to our plant, equipment and data. Operational or business delays may result from the disruption of network or information systems and the subsequent remediation activities. Moreover, these events may create negative publicity resulting in reputation or brand damage with customers and our results of operations could suffer.
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
A portion of our workforce is represented by labor unions under established collective bargaining agreements or negotiating for a first contract. The terms of existing or new collective bargaining agreements can increase our expenses. Labor disruptions could adversely affect our business, financial condition and results of operations.
As of December 31, 2018, 291 of the Company’s employees are represented by either the International Brotherhood of Electrical Workers ("IBEW") or Communication Workers of America ("CWA"). An existing collective bargaining agreement with the IBEW covering 86 technicians (and other technical positions) in Oakland, New Jersey was negotiated in 2018 for a four-year term, expiring June 25, 2022. The Company and the CWA are parties to an existing collective bargaining agreement covering 205 technicians (and other technical positions) in Brooklyn, New York, which expires on June 20, 2019 and is in the process of being renegotiated. The Company and the CWA have reached a tentative agreement for a successor collective bargaining agreement with a four-year term which was ratified on February 12, 2019. Two new bargaining units were certified by the National Labor Relations Board in 2018; on May 2, 2018, the IBEW was certified to represent approximately 50 technical employees in Lodi, New Jersey; and on August 6, 2018 the IBEW was certified to represent approximately 57 technical employees in Newark, New Jersey. On December 17, 2018, the Company recognized the IBEW to represent approximately 119 technical employees in Freeport and Bethpage, New York, based on majority status determined through a card check by a neutral third-party. We currently are negotiating first collective bargaining agreements with the IBEW relating to these employees and there can be no assurance that the Company will be able to reach an agreement on terms acceptable to us. The collective bargaining agreements with the CWA and IBEW covering these groups of employees or any other agreements with other unions may increase the Company’s expenses or affect our ability to implement operational changes. Increased unionization of our workforce and any labor disputes we experience could create disruption or have an adverse effect on our business, financial condition and results of operations.
A significant amount of our book value consists of intangible assets that may not generate cash in the event of a voluntary or involuntary sale.
At December 31, 2018, we reported approximately $33.6 billion of consolidated total assets, of which approximately $25.2 billion were intangible. Intangible assets primarily included franchises from city and county governments to operate cable systems, goodwill, customer relationships and trade names. While we believe the carrying values of our intangible assets are recoverable, we may not receive any cash in the event of a voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business. We urge our stockholders to read carefully our consolidated financial statements contained herein, which provide more detailed information about these intangible assets.
We may engage in acquisitions, dispositions and other strategic transactions and the integration of such acquisitions, the sales of assets and other strategic transactions could materially adversely affect our business, financial condition and results of operations.
Our business has grown significantly as a result of acquisitions, which entail numerous risks including:

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
We also participate in competitive bidding processes, some of which may involve significant cable systems. We also may sell all or portions of the businesses we own, including cable systems or business units. If we engage in acquisitions, dispositions or other strategic transactions in the future, we may incur additional debt, contingent liabilities and amortization expenses, which could materially adversely affect our business, financial condition and results of operations. We could also issue substantial additional equity which could dilute existing stockholders.
If our acquisitions do not result in the anticipated operating efficiencies, are not effectively integrated, or result in costs which exceed our expectations, or if our dispositions fail to generate adequate consideration, result in contingent liabilities, adversely affect our ability to generate revenue or are disruptive to our other businesses, our business, financial condition and results of operations could be materially adversely affected.
Significant unanticipated increases in the use of bandwidth-intensive Internet-based services could increase our costs.
The rising popularity of bandwidth-intensive Internet-based services poses risks for our broadband and wireless services. Examples of such services include peer-to-peer file sharing services, gaming services and the delivery of video via streaming technology and by download. If heavy usage of bandwidth-intensive broadband and wireless services grows beyond our current expectations, we may need to incur more expenses than currently anticipated to expand the bandwidth capacity of our systems or our customers could have a suboptimal experience when using our broadband or wireless services. In order to provide quality services at attractive prices, we need the continued flexibility to develop and refine business models that respond to changing consumer uses and demands and to manage bandwidth usage efficiently. Our ability to undertake such actions could be restricted by regulatory and legislative efforts to impose so-called "net neutrality" requirements on broadband communication providers like us that provide broadband services. For more information, see "Regulation—Broadband."

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
Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to modify our business, develop a non-infringing technology, be enjoined from use of certain intellectual property, use alternate technology or enter into license agreements. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third-party is successful, if we are required to indemnify a customer with respect to a claim against the customer, or if we fail to modify our business, develop non-infringing technology, use alternate technology or license the proprietary rights on commercially reasonable terms and conditions, our business, financial condition and results of operations could be materially adversely affected.
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
Our ability to attract and retain customers depends, in part, upon the external perceptions of Altice Group's and Mr. Drahi's reputation and the quality of Altice Group's products and its corporate and management integrity. The broadband communications and video services industry is by its nature more prone to reputational risks than other industries. This has been compounded in recent years by the free flow of unverified information on the Internet and, in particular, on social media and concerns about data privacy. Impairment, including any loss of goodwill or reputational advantages, of Altice Group's or Mr. Drahi's reputation in markets in which we do not operate could adversely affect current and future customers', regulators', investors' and others perception of Altice USA.

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
Our mobile wireless service will be subject to startup risk, competition, and risks associated with the price and availability of wholesale access to RAN.
In 2019 we expect to launch a mobile wireless voice and data service. We will offer this service using wholesale RAN agreements we have entered into with Sprint and other RAN providers, as well as with our existing Wi-Fi hotspot infrastructure in subscriber homes and at outdoor Wi-Fi hotspots. We believe that our approach to the mobile wireless service offering, including the construction and operation of our own “mobile core” and the ability to bundle and promote the product to our existing customer base, will give us advantages over resellers and incumbent network-based operators alike. We nevertheless face competition from well-established incumbents like Verizon, T-Mobile, Sprint and AT&T. These incumbents have scale advantages over Altice and own their spectrum and RAN, affording them significant control over the quality and reach of their own wireless networks, the service quality, speed of improvement and investment, cost, and the handling of subscriber congestion, which our service because it relies in part on incumbent networks we do not fully control cannot replicate.
Our mobile wireless strategy depends on the availability of wholesale RAN access from one or more network-based providers with whom we are likely to compete. Our mobile service is vulnerable to constraints on the availability of wholesale access or increases in price from the incumbents. We are also dependent on our ability to extend our agreement with Sprint or another wholesale RAN access provider after the initial term of our Sprint Agreement expires.
Consolidation among wholesale RAN access providers could impair our ability to launch and sustain our mobile service. In 2018, Sprint and T-Mobile announced an intent to merge. We have advised antitrust authorities and regulators that we believe that the reduction of competition among mobile wireless network-based providers that would result from the merger likely will impact negatively the price and availability of wholesale RAN access to Altice, affect the operating cost for our mobile wireless data service, and impact our ability to compete for mobile subscribers.
Risk Factors Relating to Regulatory and Legislative Matters
Our business is subject to extensive governmental legislation and regulation, which could adversely affect our business, increase our operational and administrative expenses and limit our revenues.
Regulation of the cable, telephone, mobile, and broadband industries imposes operational and administrative expenses and limits their revenues. The Company operates in all of these industries and is therefore subject to, among other things:

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

•	rules, regulations and regulatory policies relating to the provision of broadband service, including "net neutrality" requirements;

•	rules, regulations and regulatory policies relating to the provision of telephony services; and

•
rules, regulations and regulatory policies relating to licensed mobile network operators, wholesale access to mobile networks by resellers or MVNOs, and regulation of the prices, terms, or service provided by mobile operators.

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

As of December 31, 2018, one of our largest franchises, the Town of Hempstead, New York, comprising an aggregate of approximately 84,000 pay television customers, was expired. We are currently lawfully operating in the Town of Hempstead, New York franchise area under temporary authority recognized by the State of New York. Lightpath holds a franchise from New York City that expired on December 20, 2008 and the renewal process is ongoing. We believe New York City is treating the expiration date of this franchise as extended until a formal determination on renewal is made, but there can be no assurance that we will be successful in renewing this franchise on anticipated terms or at all. We expect to renew or continue to operate under all or substantially all of our franchises.
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
On February 26, 2015, the FCC adopted a new "net neutrality" or Open Internet order (the "2015 Order") that: (1) reclassified broadband Internet access service from an information service to a Title II common carrier service, (2) applied certain existing Title II provisions and associated regulations; (3) forbore from applying a range of other existing Title II provisions and associated regulations, but to varying degrees indicated that this forbearance may be only temporary and (4) issued new rules expanding disclosure requirements and prohibiting blocking, throttling, paid prioritization and unreasonable interference with the ability of end users and edge providers to reach each other. The 2015 Order also subjected broadband providers' Internet traffic exchange rates and practices to potential FCC oversight and created a mechanism for third parties to file complaints regarding these matters. The 2015 Order could have had a material adverse impact on our business by limiting our ability to efficiently manage our cable systems and respond to operational and competitive challenges. In December 2017, the FCC adopted an order (the "2017 Order") that in large part reverses the 2015 Order and reestablishes the “information service” classification for broadband services. The 2017 Order, which came into effect in June 2018, is the subject of legal challenges that may overturn or weaken the relief it provides. Additionally, Congress and some states are considering legislation that may codify "net neutrality" rules, which could include prohibitions on blocking, throttling and prioritizing Internet traffic. A number of states, including California, have adopted legislation and/or executive orders that apply “net neutrality” rules to ISPs.
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

Risk Factors Relating to Ownership of Our Class A Common Stock and Class B Common Stock
An active, liquid trading market for our Class B common stock has not developed and we cannot assure you that an active, liquid trading market will develop in the future. Holders of shares of our Class B common stock may need to convert them into shares of our Class A common stock to realize their full potential value, which over time could further concentrate voting power with remaining holders of our Class B common stock. The factors that affect trading of our Class A and Class B common stock may differ.
Our Class B common stock is not listed on the NYSE or any other stock exchange and we do not currently intend to list our Class B common stock on the NYSE or any other stock exchange. There is currently no active, liquid trading market for the Class B common stock and we cannot assure you that an active trading market will develop or be sustained at any time in the future. If an active market is not developed or sustained, the market price and liquidity of the Class B common stock may be adversely affected. Because the Class B common stock is unlisted, holders of shares of Class B common stock may need to convert them into shares of our Class A common stock, which is listed on the NYSE, in order to realize their full potential value. Sellers of a significant amount of shares of Class B common stock may be more likely to convert them into shares of Class A common stock and sell them on the NYSE. This could over time reduce the number of shares of Class B common stock outstanding and potentially further concentrate voting power with remaining holders of Class B common stock.
The market price for shares of our Class A common stock may be affected by factors different from those affecting the market price for shares of our Class B common stock. These and other factors may materially reduce the market price of our Class A common stock or Class B common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock and Class B common stock is low or differ materially from each other.
Our stockholders' percentage ownership in us may be diluted by future issuances of capital stock, which could reduce their influence over matters on which stockholders vote.
Pursuant to our amended and restated certificate of incorporation, our Board of Directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of Class A common stock, including shares issuable upon the exercise of options, Class B common stock, Class C common stock or shares of our authorized but unissued preferred stock. We may issue such capital stock to meet a number of our business needs, including funding any potential acquisitions or other strategic transactions. Future issuances of Class A common stock, Class B common stock or voting preferred stock could reduce our stockholders' influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in their interest in us being subject to the prior rights of holders of that preferred stock.
Because we have no current plans to pay cash dividends on our Class A common stock or Class B common stock for the foreseeable future, our stockholders may not receive any return on investment unless they sell their Class A common stock or Class B common stock.
We intend to retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of Class A common stock and shares of Class B common stock will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants contained in the agreements governing our existing indebtedness and may be limited by covenants contained in any future indebtedness we or our subsidiaries incur. As a result, our stockholders may not receive any return on an investment in our Class A common stock or Class B common stock unless our stockholders sell our Class A common stock or Class B common stock.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our Class A common stock or Class B common stock to decline.
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
As of December 31, 2018, we had a total of 496.1 million shares of Class A common stock outstanding and 213.0 million shares of Class B common stock outstanding.
Any shares held by our affiliates, as that term is defined under Rule 144 ("Rule 144") of the Securities Act of 1933, as amended (the "Securities Act") , including Next Alt and its affiliates, may be sold only in compliance with certain limitations.
In addition, pursuant to a stockholders and registration rights agreement between the Company and Next Alt, Altice Europe, BC Partners LLP ("BCP") and entities affiliated with the Canada Pension Plan Investment Board ("CPPIB" and together with BCP, the "Sponsors"), the other parties thereto have the right, subject to certain conditions, to require us to register the sale of their shares of our Class A common stock, or shares of Class A common stock issuable on conversion of shares of Class B common stock, under the Securities Act. By exercising their registration rights and selling a large number of shares, our existing owners could cause the prevailing market price of our Class A common stock to decline. Registration of any of these outstanding shares of capital stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement, except for shares received by individuals who are our affiliates.
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
The tri-class structure of Altice USA common stock has the effect of concentrating voting control with Next Alt. This will limit or preclude our stockholders' ability to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. Shares of Class B common stock will not automatically convert to shares of Class A common stock upon transfer to a third-party.
Each share of Class B common stock is entitled to twenty-five votes per share and each share of Class A common stock is entitled to one vote per share. If we issue any shares of Class C common stock, they will be non-voting.
Because of the twenty-five to one voting ratio between our Class B common stock and Class A common stock, a majority of the combined voting power of our capital stock is controlled by Next Alt. This allows Next Alt to control all matters submitted to our stockholders for approval until such date as Next Alt ceases to own, or to have the right to vote, shares of our capital stock representing a majority of the outstanding votes. This concentrated control will limit or preclude our stockholders' ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. The disparate voting rights of Altice USA common stock may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that our stockholders may feel are in their best interest as one of our stockholders.
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

Next Alt controls us and its interests may conflict with ours or our stockholders in the future.
As of February 22, 2019, Next Alt owns and has the right to vote 43.8% of our issued and outstanding Class A and Class B common stock, which represents approximately 90.7% of the voting power of our outstanding capital stock. Next Alt has also entered into voting agreements with certain current and former officers and directors of Altice USA and Altice Europe and its consolidated subsidiaries with respect to all shares of Altice USA common stock they own. So long as Next Alt continues to control a majority of the voting power of our capital stock, Next Alt and, through his control of Next Alt, Mr. Drahi, will be able to significantly influence the composition of our Board of Directors and thereby influence our policies and operations, including the appointment of management, future issuances of Altice USA common stock or other securities, the payment of dividends, if any, on Altice USA common stock, the incurrence or modification of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the entering into extraordinary transactions, and their interests may not in all cases be aligned with our stockholders' interests. In addition, Next Alt may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment or improve its financial condition, even though such transactions might involve risks to our stockholders. For example, Next Alt could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets.
In addition, Next Alt is able to determine the outcome of all matters requiring stockholder approval and is able to cause or prevent a change of control of the Company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of the Company. The concentration of ownership could deprive our stockholders of an opportunity to receive a premium for their shares of our Class A common stock or Class B common stock as part of a sale of the Company and ultimately might affect the market price of our Class A common stock or Class B common stock.
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
These anti-takeover provisions could make it more difficult for a third-party to acquire us, even if the third-party's offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares of our Class A common stock. In addition, so long as Next Alt controls a majority of our combined voting power it will be able to prevent a change of control of the Company.
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
We are a "controlled company" within the meaning of the rules of the NYSE. As a result, we qualify for, and rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies.
Next Alt controls a majority of the voting power of our capital stock. As a result, we are a "controlled company" within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including:

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
We are subject to securities class action litigation related to our 2017 initial public offering and we may be subject to additional securities class action litigation in the future.
We are subject to securities class action litigation related to our 2017 initial public offering (“IPO Litigation”) and we may be subject to additional securities class action litigation in the future. In the past, securities class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in the price of our Class A common stock or Class B common stock, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and results of operations and divert management's attention and resources from our business. While we believe the IPO Litigation is without merit, there can be no assurance that the outcome will not materially and adversely affect our financial condition and results of operations.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
Our headquarters are located in Long Island City, New York, where we currently lease approximately 170,000 square feet of office space under a lease expiring in 2021. We also own a building located in Bethpage, New York, with approximately 558,000 square feet of space, where we maintain administrative offices. In addition, we own or lease real estate throughout our operating areas where certain of our call centers, corporate facilities, business offices, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, access studios, and microwave receiving antennae are located.
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
Intellectual Property
We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services. We also rely on our access to the proprietary technology of Altice Europe, including through Altice Labs. However, no single patent, copyright, trademark, trade secret or content license is material to our business. We believe we own or have the right to use all of the intellectual property that is necessary for the operation of our business as we currently conduct it.
Item 3.        Legal Proceedings
Refer to Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our legal proceedings.
Item 4.        Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for the Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Altice USA Class A common stock is listed for trading on the New York Stock Exchange ("NYSE") under the symbol "ATUS". Altice USA Class B common stock is not listed for trading on any stock exchange.
As of February 22, 2019, there were 7 holders of record of Altice USA Class A common stock and 2 holders of record of ATUS Class B common stock.
Stockholder Dividends and Distributions
The Company may pay dividends on its capital stock only from net profits and surplus as determined under Delaware law.  If dividends are paid on the Altice USA common stock, holders of the Altice USA Class A common stock and Altice USA Class B common stock are entitled to receive dividends, and other distributions in cash, stock or property, equally on a per share basis, except that, subject to certain exceptions, stock dividends with respect to Altice USA Class A common stock may be paid only with shares of Altice USA Class A common stock and stock dividends with respect to Altice USA Class B common stock may be paid only with shares of Altice USA Class B common stock.
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
Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities
Set forth below is information related to transactions under the Company's share repurchase program for the quarter ended December 31, 2018.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

October 1 - October 31	8,197,484	$17.42	21,417,393	$1,616,439,910
November 1 - November 30	6,611,287	17.61	28,028,680	1,499,999,989

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

Altice USA Stock Performance Graph
The chart below compares the performance of our Class A common stock with the performance of the S&P 500 Index and a Peer Group Index by measuring the changes in our Class A common stock prices from June 22, 2017 through December 31, 2018.  As required by the SEC, the values shown assume the reinvestment of all dividends.  Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC.  The Peer Group Index is made up of companies that deliver broadband, video and telephony services as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which we are engaged and some of the companies included in the Peer Group Index also engage in lines of business in which we do not participate.  Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from ours.  The common stocks of the following companies have been included in the Peer Group Index: AT&T, CenturyLink, Charter, Comcast, Frontier, DISH, Sprint, T-Mobile, Verizon, Windstream Holdings, Inc. and Liberty Media Corp. The chart assumes $100 was invested on June 22, 2017 in each of the Company's Class A common stock, the S&P 500 Index and in a Peer Group Index and reflects reinvestment of dividends on a quarterly basis and market capitalization weighting.

$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
IPO Date
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Altice USA, Inc
Peer Group
S&P 500

	June 22,	June 30,	Sept. 30,	Dec. 31,	Mar. 31	June 30,	Sept. 30,	Dec. 31,
	2017	2017	2017	2017	2018	2018	2018	2018
ALTICE USA CLASS A	$100.00	$98.75	$83.49	$64.90	$56.50	$58.14	$61.82	$56.30
S&P 500 INDEX	$100.00	$99.54	$103.49	$109.82	$108.48	$111.66	$119.70	$102.97
PEER GROUP INDEX	$100.00	$99.32	$91.64	$85.29	$78.23	$75.30	$83.90	$71.28

Item 6.	Selected Historical Financial Data
The summary consolidated historical balance sheet and operating data of Altice USA as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 presented below have been derived from the audited consolidated financial statements of Altice USA included elsewhere herein. The operating data of Altice USA for the year ended December 31, 2016 include the operating results of Cequel for the year ended December 31, 2016 and the operating results of Cablevision for the period from the date of acquisition, June 21, 2016, through December 31, 2016. The balance sheet and operating data presented below also give effect to the ATS acquisition since its formation and the i24 acquisition from April 1, 2018.
The summary consolidated historical balance sheet and operating data of Cablevision have been presented for the periods prior to the Cablevision Acquisition as Cablevision is deemed to be the predecessor entity. The summary consolidated historical balance sheet and operating data of Cablevision presented below have been recast to reflect certain reclassifications to conform to the Altice USA presentation as a result of the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers and ASU No. 2017‑07 Compensation-Retirement Benefits (Topic 715).
The selected historical results presented below are not necessarily indicative of the results to be expected for any future period. This information should be read in conjunction with the audited consolidated financial statements of Altice USA and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations of Altice USA.

	Altice USA			Cablevision (a)
	Years ended December 31,			January 1, 2016 to June 20, 2016	Years ended December 31,
	2018	2017	2016		2015	2014
				(unaudited)	(unaudited)	(unaudited)
	(in thousands)
Revenue	$9,566,608	$9,306,950	$6,017,212	$3,137,604	$6,545,545	$6,508,557
Operating expenses	7,884,229	8,465,942	5,554,403	2,658,667	5,684,713	5,571,115
Operating income	1,682,379	841,008	462,809	478,937	860,832	937,442
Other income (expense):
Interest expense, net	(1,545,426)	(1,601,211)	(1,442,730)	(285,508)	(584,839)	(575,580)
Gain (loss) on investments and sale of affiliate interests, net	(250,877)	237,354	142,102	129,990	(30,208)	129,659
Gain (loss) on derivative contracts, net	218,848	(236,330)	(53,696)	(36,283)	104,927	(45,055)
Gain (loss) on interest rate swap contracts, net	(61,697)	5,482	(72,961)	—	—	—
Loss on extinguishment of debt and write-off of deferred financing costs	(48,804)	(600,240)	(127,649)	—	(1,735)	(10,120)
Other income (expense), net	(12,484)	(13,651)	980	1,224	(6,316)	(11,196)
Income (loss) from continuing operations before income taxes	(18,061)	(1,367,588)	(1,091,145)	288,360	342,661	425,150
Income tax benefit (expense) (b)	38,655	2,862,352	259,666	(124,848)	(154,872)	(115,768)
Income (loss) from continuing operations, net of income taxes	20,594	1,494,764	(831,479)	163,512	187,789	309,382
Income (loss) from discontinued operations, net of income taxes (c)	—	—	—	—	(12,541)	2,822
Net income (loss)	20,594	1,494,764	(831,479)	163,512	175,248	312,204
Net loss (income) attributable to noncontrolling interests	(1,761)	(1,587)	(551)	236	201	(765)
Net income (loss) attributable to Altice USA / Cablevision stockholders	$18,833	$1,493,177	$(832,030)	$163,748	$175,449	$311,439

	Altice USA			Cablevision (a)
	Years ended December 31,			January 1, 2016 to June 20, 2016	Years ended December 31,
	2018	2017	2016		2015	2014
INCOME (LOSS) PER SHARE:
Basic income (loss) per share attributable to Altice USA / Cablevision stockholders:
Income (loss) from continuing operations, net of income taxes	$0.03	$2.15	$(1.28)	$0.60	$0.70	$1.17
Income (loss) from discontinued operations, net of income taxes (c)	$—	$—	$—	$—	$(0.05)	$0.01
Net income (loss)	$0.03	$2.15	$(1.28)	$0.60	$0.65	$1.18
Basic weighted average common shares (in thousands)	730,088	696,055	649,525	272,035	269,388	264,623
Diluted income (loss) per share attributable to Altice USA / Cablevision stockholders:
Income (loss) from continuing operations, net of income taxes	$0.03	$2.15	$(1.28)	$0.58	$0.68	$1.14
Income (loss) from discontinued operations, net of income taxes (c)	$—	$—	$—	$—	$(0.05)	$0.01
Net income (loss)	$0.03	$2.15	$(1.28)	$0.58	$0.63	$1.15
Diluted weighted average common shares (in thousands)	730,088	696,055	649,525	280,199	276,339	270,703
Cash dividends declared per common share (d)	$2.035	$1.29	$0.69	$—	$0.45	$0.60
Amounts attributable to Altice USA / Cablevision stockholders:
Income (loss) from continuing operations, net of income taxes	$18,833	$1,493,177	$(832,030)	$163,748	$187,990	$308,617
Income (loss) from discontinued operations, net of income taxes (c)	—	—	—	—	(12,541)	2,822
Net income (loss)	$18,833	$1,493,177	$(832,030)	$163,748	$175,449	$311,439

(a)	Represents the operating results of Cablevision for the periods prior to the Cablevision Acquisition (Predecessor periods).

(b)
Pursuant to the enactment of the Tax Reform on December 22, 2017, the Company recorded a non-cash deferred tax benefit of $2,332,677 to remeasure the net deferred tax liability to adjust for the reduction in the corporate income tax rate from 35% to 21% which is effective on January 1, 2018. In 2018, the Company recorded a non-cash deferred tax benefit of $52,915 based on a remeasurement of the Company's net deferred tax liability. See Note 14 to the consolidated financial statements for further details.

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

Balance Sheet Data:
	Altice USA			Cablevision
	December 31,
	2018	2017	2016	2015	2014
				(unaudited)	(unaudited)
	(dollars in thousands)
Total assets	$33,613,808	$34,812,082	$36,498,578	$6,813,445	$6,695,292
Notes payable to affiliates and related parties	—	—	1,750,000	—	—
Credit facility debt	5,915,559	4,643,523	3,444,790	2,514,454	2,769,153
Collateralized indebtedness	1,406,182	1,349,474	1,286,069	1,191,324	986,183
Senior guaranteed notes and senior notes and debentures	15,359,561	15,860,432	17,507,325	5,801,011	5,784,213
Notes payable	106,108	65,902	13,726	14,544	23,911
Capital leases and other obligations	25,190	21,980	28,155	45,966	46,412
Total debt (a)	22,812,600	21,941,311	24,030,065	9,567,299	9,609,872
Redeemable equity	130,007	231,290	68,147	—	8,676
Stockholders' equity (deficiency)	3,670,941	5,503,214	2,042,221	(4,905,955)	(5,036,108)
Noncontrolling interest	9,295	1,539	287	(268)	779
Total equity	3,680,236	5,504,753	2,042,508	(4,906,223)	(5,035,329)

The following table sets forth certain customer metrics for the Company (unaudited):

	Altice USA
	December 31,
	2018	2017	2016
	(in thousands, except per customer amounts)
Homes passed (a)	8,737.3	8,620.9	8,523.6
Total customers relationships (b)(c)	4,919.6	4,906.3	4,891.8
Residential	4,542.1	4,535.0	4,528.2
SMB	377.5	371.3	363.6
Residential customers:
Pay TV	3,307.5	3,405.5	3,534.5
Broadband	4,118.1	4,046.2	3,962.5
Telephony	2,531.2	2,557.4	2,559.0
Residential triple product customers penetration (d)	49.5%	50.2%	50.5%
Penetration of homes passed (e)	56.3%	56.9%	57.4%
ARPU (f)	$142.44	$139.75	$138.07

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This Form 10-K contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Act of 1934, as amended.  In this Form 10-K there are statements concerning our future operating results and future financial performance.  Words such as "expects", "anticipates", "believes", "estimates", "may", "will", "should", "could", "potential", "continue", "intends", "plans" and similar words and terms used in the discussion of future operating results, future financial performance and future events identify forward-looking statements.  Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors.
We operate in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, technological, political and social conditions. Various factors could adversely affect our operations, business or financial results in the future and cause our actual results to differ materially from those contained in the forward‑looking statements. In addition, important factors that could cause our actual results to differ materially from those in our forward‑looking statements include:

•
competition for broadband, pay television and telephony customers from existing competitors (such as broadband communications companies, DBS providers and Internet-based providers) and new competitors entering our footprint;

•	changes in consumer preferences, laws and regulations or technology that may cause us to change our operational strategies;

•	increased difficulty negotiating programming agreements on favorable terms, if at all, resulting in increased costs to us and/or the loss of popular programming;

•	increasing programming costs and delivery expenses related to our products and services;

•	our ability to achieve anticipated customer and revenue growth, to successfully introduce new products and services and to implement our growth strategy;

•	our ability to complete our capital investment plans on time and on budget, including our plan to build a FTTH network, and deploy Altice One, our home communications hub;

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

•	our ability to obtain necessary hardware, software, communications equipment and services and other items from our vendors at reasonable costs;

•	our ability to effectively integrate acquisitions and to maximize expected operating efficiencies from our acquisitions or as a result of the transactions, if any;

•	significant unanticipated increases in the use of bandwidth-intensive Internet-based services;

•	the outcome of litigation, government investigations and other proceedings;

•	our ability to successfully operate our business following the completion of our separation from Altice Europe; and

•
other risks and uncertainties inherent in our cable and other broadband communications businesses and our other businesses, including those listed under the caption "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

These factors are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of our forward‑looking statements. Other unknown or unpredictable factors could cause our actual results to differ materially from those expressed in any of our forward‑looking statements.
Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements are made only as of the date of this Annual Report. Except to the extent required by law, we do not undertake, and specifically decline any obligation, to update any forward‑looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
You should read this Annual Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. We qualify all forward‑looking statements by these cautionary statements.
Certain numerical figures included in this Annual Report have been subject to rounding adjustments. Accordingly, such numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.
Overview
All dollar amounts, except per customer and per share data, included in the following discussion, are presented in thousands.
Our Business
We deliver broadband, pay television, telephony services, proprietary content and advertising services to approximately 4.9 million residential and business customers in and around the New York metropolitan area and in the south-central United States, with the majority of our customers located in the ten states of Texas, West Virginia, Louisiana, Arkansas, North Carolina, Oklahoma, Arizona, California, Missouri and Ohio. Our footprint extends across 21 states through a fiber-rich broadband network with approximately 8.7 million homes passed as of December 31, 2018.

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
We derive revenue principally through monthly charges to residential customers of our pay television, broadband, and telephony services. We also derive revenue from DVR, VOD, pay-per-view, installation and home shopping commissions. Our residential pay television, broadband, and telephony services accounted for approximately 43%, 30% and 7%, respectively, of our consolidated revenue for the year ended December 31, 2018. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking and pay television services. For the year ended December 31, 2018, 14% of our consolidated revenue was derived from these business services. In addition, we derive revenues from the sale of advertising time available on the programming carried on our cable television systems, digital advertising and data analytics revenue, which accounted for approximately 5% of our consolidated revenue for the year ended December 31, 2018. Our other revenue for the year ended December 31, 2018 accounted for less than 1% of our consolidated revenue.
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
We operate in a highly competitive consumer-driven industry and we compete against a variety of broadband, pay television and telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, satellite-delivered video signals, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. Our competitors include AT&T and its DirecTV subsidiary, CenturyLink, DISH, Frontier and Verizon. Consumers’ selection of an alternate source of service, whether due to economic constraints, technological advances or preference, negatively impacts the demand for our services. For more information on our competitive landscape, see "Risk Factors" and "Business-Competition" included herein.
Our programming costs, which are the most significant component of our operating expenses, have increased and are expected to continue to increase primarily as a result of contractual rate increases and new channel launches. See “-Results of Operations” below for more information regarding our key factors impacting our revenues and operating expenses.
Historically, we have made substantial investments in our network and the development of new and innovative products and other service offerings for our customers as a way of differentiating ourselves from our competitors and may continue to do so in the future. We are constructing a FTTH network, which will enable us to deliver more than 10 Gbps broadband speeds across our entire Optimum footprint and part of our Suddenlink footprint. In addition, in 2019 we will begin offering full service mobile voice and data services to our customers. We may incur greater than anticipated capital expenditures in connection with these initiatives, fail to realize anticipated benefits, experience delays and business disruptions or encounter other challenges to executing them as planned. See “-Liquidity and Capital Resources-Capital Expenditures” for additional information regarding our capital expenditures.
Certain Transactions
The following transactions occurred during the periods covered by this Management's Discussion and Analysis of Financial Condition and Results of Operations:
As discussed in Note 1 of the Company's consolidated financial statements, the Company completed the ATS Acquisition in January 2018. ATS was previously owned by Altice Europe and a member of ATS's management through a holding company. As the acquisition is a combination of businesses under common control, the Company combined the results of operations and related assets and liabilities of ATS for all periods since the formation of ATS.
In April 2018, Altice Europe transferred its ownership of i24NEWS, a 24/7 international news and current affairs channels, to the Company for minimal consideration. As the acquisition was a combination of businesses under common control, the Company combined the results of operations and related assets and liabilities of i24NEWS as of April 1, 2018. Operating results for periods prior to April 1, 2018 and the balance sheet as of December 31, 2017 have not been revised to reflect the combination of i24NEWS as the impact was deemed immaterial.
On June 21, 2016, Altice USA acquired Cablevision for a total purchase price of approximately $9,958,323. The Altice USA operating results include the operating results of Cablevision from the date of acquisition.
In July 2016, we completed the sale of a 75% interest in Newsday LLC and retained the remaining 25% ownership interest. Effective July 7, 2016, the operating results of Newsday are no longer consolidated with our results and our 25% interest in the operating results of Newsday is recorded on the equity basis. In April 2018, the Company redeemed a 24% interest in Newsday.
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

Results of Operations - Altice USA

	Altice USA
	Years Ended December 31,
	2018	2017	2016
Revenue:
Residential:
Pay TV	$4,156,428	$4,274,122	$2,788,873
Broadband	2,887,455	2,608,595	1,651,574
Telephony	652,895	700,765	465,771
Business services and wholesale	1,362,758	1,298,213	819,541
Advertising	482,649	391,866	252,049
Other	24,423	33,389	39,404
Total revenue	9,566,608	9,306,950	6,017,212
Operating expenses:
Programming and other direct costs	3,173,076	3,035,655	1,911,230
Other operating expenses	2,290,266	2,347,315	1,702,472
Restructuring and other expense	38,548	152,401	240,395
Depreciation and amortization (including impairments)	2,382,339	2,930,571	1,700,306
Operating income	1,682,379	841,008	462,809
Other income (expense):
Interest expense, net	(1,545,426)	(1,601,211)	(1,442,730)
Gain (loss) on investments and sale of affiliate interests, net	(250,877)	237,354	142,102
Gain (loss) on derivative contracts, net	218,848	(236,330)	(53,696)
Gain (loss) on interest rate swap contracts	(61,697)	5,482	(72,961)
Loss on extinguishment of debt and write-off of deferred financing costs	(48,804)	(600,240)	(127,649)
Other income (expense), net	(12,484)	(13,651)	980
Loss before income taxes	(18,061)	(1,367,588)	(1,091,145)
Income tax benefit	38,655	2,862,352	259,666
Net income (loss)	20,594	1,494,764	(831,479)
Net income attributable to noncontrolling interests	(1,761)	(1,587)	(551)
Net income (loss) attributable to Altice USA, Inc. stockholders	$18,833	$1,493,177	$(832,030)

The following is a reconciliation of net income (loss) to Adjusted EBITDA:

	Altice USA
	Years Ended December 31,
	2018	2017	2016
Net income (loss)	$20,594	$1,494,764	$(831,479)
Income tax benefit	(38,655)	(2,862,352)	(259,666)
Other expense (income), net (a)	12,484	13,651	(980)
Loss (gain) on interest rate swap contracts	61,697	(5,482)	72,961
Loss (gain) on derivative contracts, net (b)	(218,848)	236,330	53,696
Loss (gain) on investments and sales of affiliate interests, net	250,877	(237,354)	(142,102)
Loss on extinguishment of debt and write-off of deferred financing costs	48,804	600,240	127,649
Interest expense, net	1,545,426	1,601,211	1,442,730
Depreciation and amortization	2,382,339	2,930,571	1,700,306
Restructuring and other expense	38,548	152,401	240,395
Share-based compensation	59,812	57,430	14,368
Adjusted EBITDA	$4,163,078	$3,981,410	$2,417,878

(a)	Includes the non-service cost components of the Company's pension expense, net of dividends received on Comcast common stock owned by the Company.

(b)	Consists of unrealized and realized losses (gains) due to the change in the fair value of derivative contracts.

The following table sets forth certain customer metrics for the Company (unaudited):

	As of December 31, 2018			As of December 31, 2017			Increase
	Cablevision	Cequel	Total	Cablevision	Cequel	Total	(Decrease)
	(in thousands, except per customer amounts)
Homes passed (a)	5,209.4	3,527.9	8,737.3	5,163.9	3,457.1	8,620.9	116.4
Total customer relationships (b)(c)	3,149.1	1,770.4	4,919.6	3,156.0	1,750.2	4,906.3	13.3
Residential	2,886.1	1,656.0	4,542.1	2,893.4	1,641.5	4,535.0	7.1
SMB	263.0	114.4	377.5	262.6	108.7	371.3	6.2
Residential customers:
Pay TV	2,290.5	1,017.0	3,307.5	2,363.2	1,042.4	3,405.5	(98.0)
Broadband	2,694.6	1,423.5	4,118.1	2,670.0	1,376.2	4,046.2	71.9
Telephony	1,941.3	589.8	2,531.2	1,965.0	592.3	2,557.4	(26.2)
Residential triple product customer penetration (d)	63.2%	25.6%	49.5%	64.2%	25.7%	50.2%
Penetration of homes passed (e)	60.5%	50.2%	56.3%	61.1%	50.6%	56.9%
ARPU(f)	$157.36	$116.43	$142.44	$155.39	$112.21	$139.75

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

Altice USA - Comparison of Results for the Year Ended December 31, 2018 compared to the Year Ended December 31, 2017 and for the Year Ended December 31, 2017 compared to the Year Ended December 31, 2016
Pay Television Revenue
Pay television revenue for the years ended December 31, 2018, 2017 and 2016 was $4,156,428, $4,274,122 and $2,788,873, respectively. Pay television revenue is derived principally through monthly charges to residential customers of our pay television services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing customers, and changes in programming packages.
Pay television revenue decreased $117,694 (3%) for the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease was due primarily to a decline in pay television customers, partially offset by higher average revenue per pay television customer primarily due to rate increases.
Pay television revenue increased $1,485,249 for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase is primarily due to the consolidation of the Cablevision results as of June 21, 2016, the date of the Cablevision Acquisition. Our 2016 results do not include pay television revenue of $1,494,186 recognized by Cablevision for the period from January 1, 2016 through June 20, 2016. Pay television revenue declined $8,937 as compared to the prior year due to a decline in pay television customers, net of increases resulting from rate increases for certain video services implemented in 2016 and 2017, an increase in late fees and an increase in pay-per-view revenue.
We believe our pay television customer declines noted in the table above are largely attributable to competition, particularly from Verizon in our Optimum footprint and DBS providers in our Suddenlink footprint, as well as competition from companies that deliver video content over the Internet directly to customers. These factors are expected to continue to impact our ability to maintain or increase our existing customers and revenue in the future.
Broadband Revenue
Broadband revenue for the years ended December 31, 2018, 2017 and 2016 was $2,887,455, $2,608,595 and $1,651,574, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing subscribers, and changes in speed tiers.
Broadband revenue increased $278,860 (11%) for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increases were due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases and service level changes, and an increase in broadband customers.
Broadband revenue increased $957,021 for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase is primarily due to the consolidation of the Cablevision results as of June 21, 2016, the date of the Cablevision Acquisition. Our 2016 results do not include broadband revenue of $702,811 recognized by Cablevision for the period January 1, 2016 through June 20, 2016. Broadband revenue also increased $254,210 as a result of higher average recurring broadband revenue per broadband customer (driven by rate increases, the impact of service level changes, and an increase in late fees) and an increase in broadband customers.
Telephony Revenue
Telephony revenue for the years ended December 31, 2018, 2017 and 2016 was $652,895, $700,765 and $465,771, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Revenue is impacted by changes in rates for services, changes in the number of customers, and additional services sold to our existing customers.
Telephony revenue decreased $47,870 (7%) for the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease is due to lower average revenue per telephony customer and a decline in telephony customers.
Telephony revenue increased $234,994 for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase is primarily due to the consolidation of the Cablevision results as of June 21, 2016, the date of the Cablevision Acquisition. Our 2016 results do not include telephony revenue of $286,161 recognized by Cablevision for the period January 1, 2016 through June 20, 2016. Partially offsetting this increase was a net decrease of $51,167 due primarily to lower average revenue per telephony customer, a decline in international calling and a decline in telephony customers.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the years ended December 31, 2018, 2017 and 2016 was $1,362,758, $1,298,213, $819,541, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber based telecommunications services to the business market, and the sale of broadband, pay television and telephony services to SMB customers.
Business services and wholesale revenue increased $64,545 (5%) for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily due to higher average recurring broadband revenue per SMB customer, higher Ethernet and managed services revenue and an increase in the number of customers, partially offset by reduced traditional voice and data services for commercial customers.
Business services and wholesale revenue increased $478,672 for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase is primarily due to the consolidation of the Cablevision results as of June 21, 2016, the date of the Cablevision Acquisition. Our 2016 results do not include revenue of $411,102 recognized by Cablevision for the period January 1, 2016 through June 20, 2016. Business services revenue also increased $67,570 primarily due to higher average recurring telephony and broadband revenue per SMB customer and an increase in Ethernet revenue resulting from a larger number of services installed, and increases in commercial carrier services, partially offset by reduced traditional voice and data services for commercial customers.
Advertising Revenue
Advertising revenue for the years ended December 31, 2018, 2017 and 2016, net of inter-segment revenue, was $482,649, $391,866 and $252,049, respectively. Advertising revenue is primarily derived from the sale of advertising time available on the programming carried on our cable television systems, digital advertising and data analytics revenue.
Advertising revenue increased $90,783 (23%) for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily due to an increase in digital advertising, higher political spending, and an increase in data analytics revenue.
Advertising revenue for increased $139,817 for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase is primarily due to the consolidation of the Cablevision results as of June 21, 2016, the date of the Cablevision Acquisition. Our 2016 results do not include advertising revenue of $125,419 recognized by Cablevision for the period January 1, 2016 through June 20, 2016. The remaining increase in advertising revenue of $14,398 was due primarily to an increase in digital advertising revenue and an increase in data and analytics revenue, partially offset by a decrease in political, auto, retail, and restaurant advertising.
Other Revenue
Other revenue for the years ended December 31, 2018, 2017 and 2016 was $24,423, $33,389 and $39,404, respectively. Other revenue includes other miscellaneous revenue streams.
Programming and Other Direct Costs
Programming and other direct costs for the years ended December 31, 2018, 2017 and 2016 amounted to $3,173,076, $3,035,655 and $1,911,230, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per‑customer basis. These costs typically rise due to increases in contractual rates and new channel launches and are also impacted by changes in the number of customers receiving certain programming services. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of pay television service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes.
The increase of $137,421 (5%) for the year ended December 31, 2018, as compared to the prior year is primarily attributable to the following:

Increase in programming costs due primarily to contractual rate increases, partially offset by lower pay television customers and lower video-on-demand and pay-per-view costs	$87,341
Increase primarily in costs of digital media and linear advertising spots for resale	42,635
Other net increases (including an increase of $4,201 in costs related to i24NEWS)	7,445
$137,421
The increase of $1,124,425 for the year ended December 31, 2017 as compared to the prior year is primarily due to the consolidation of the Cablevision results as of June 21, 2016, the date of the Cablevision Acquisition. Our 2016 results do not include $1,088,555 of programming and other direct costs recognized by Cablevision for the period January 1, 2016 through June 20, 2016. The remaining increase of $35,870 is attributable to the following:

Increase in programming costs due primarily to contractual rate increases and an increase in pay-per-view costs primarily from an event in August 2017, partially offset by lower pay television customers and lower video-on-demand costs	$81,764
Increase in costs of digital media advertising spots for resale	23,601
Decrease in costs primarily related to the sale of Newsday in July 2016	(33,888)
Decrease in call completion and transport costs primarily due to lower level of activity	(19,684)
Decrease in cost of sales (which includes the bulk sale of handset inventory of $5,445 during the first quarter of 2016)	(11,579)
Other net increases	(4,344)
$35,870
Programming costs
Programming costs aggregated $2,620,585, $2,533,244 and $1,567,688 for the years ended December 31, 2018, 2017 and 2016, respectively. The 2016 amount does not include programming costs of $883,792 recognized by Cablevision for the period January 1, 2016 through June 20, 2016. Our programming costs in 2019 will continue to be impacted by changes in programming rates, which we expect to increase by high single digits, and by changes in the number of pay television customers.
Other Operating Expenses
Other operating expenses for the years ended December 31, 2018, 2017 and 2016 amounted to $2,290,266, $2,347,315 and $1,702,472, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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
The decrease in other operating expenses of $57,049 (2%) for the year ended December 31, 2018 as compared to the prior year is attributable to the following:

Decrease in labor costs and benefits (net of an increase in costs related to i24NEWS of $18,786), and an increase in capitalizable activity	$(84,118)
Decrease in management fee relating to certain executive, administrative and managerial services provided to the Company from Altice Europe prior to separation in June 2018	(16,750)
Decrease in legal fees	(6,495)
Decrease in share-based compensation and long-term incentive plan awards expense	(2,548)
Increase in marketing costs	34,683
Increase in commissions primarily relating to the NY Interconnect business	10,438
Increase in insurance costs	1,740
Other net increases (includes an increase in costs related to i24NEWS of $9,936)	6,001
$(57,049)
The increase in other operating expenses of $644,843 for the year ended December 31, 2017 as compared to the prior year is primarily due to the consolidation of the Cablevision results as of June 21, 2016, the date of the Cablevision Acquisition. Our 2016 results do not include $1,133,339 of other operating expenses recognized by Cablevision for the period January 1, 2016 through June 20, 2016. The remaining decrease of $488,496 is attributable to the following:

Decrease primarily in employee related costs related to the elimination of certain positions in connection with the initiatives to simplify the Company's organizational structure, lower net benefits, an increase in capitalizable activity, partially offset by merit increases	$(425,210)
Decrease in costs primarily related to the sale of Newsday in July 2016	(95,262)
Decrease primarily related to maintenance agreements for equipment, as well as lower repairs and maintenance costs relating to our operations	(50,780)
Decrease in rent and insurance	(21,314)
Increase in consulting and professional fees	50,241
Increase in contractor costs	19,774
Increase in share-based compensation and long-term incentive plan awards expense	17,653
Increase in fees for certain executive services provided by Altice Europe (twelve months in 2017 compared to approximately six months in 2016)	9,444
Increase in sales and marketing costs	5,359
Other net increases	1,599
$(488,496)
Restructuring and Other Expense
Restructuring and other expense for the year ended December 31, 2018 amounted to $38,548 as compared to $152,401 for the year ended December 31, 2017 and $240,395 for the year ended December 31, 2016. These amounts primarily relate to severance and other employee related costs resulting from headcount reductions related to initiatives which commenced in 2016 that are intended to simplify the Company's organizational structure. We currently anticipate that additional restructuring expenses will be recognized as we continue to analyze our organizational structure.
Depreciation and Amortization
Depreciation and amortization for the years ended December 31, 2018, 2017 and 2016 amounted to $2,382,339, $2,930,571 and $1,700,306, respectively.
The decrease in depreciation and amortization of $548,232 (19%) in 2018 as compared to the prior year is due primarily to certain fixed assets and intangible assets becoming fully depreciated or amortized. These decreases were partially offset by depreciation of new asset additions.
The increase in depreciation and amortization of $1,230,265 in 2017 as compared to the prior year is primarily due to the consolidation of the Cablevision results as of June 21, 2016, the date of the Cablevision Acquisition. Our 2016 results do not include $414,550 of depreciation and amortization recognized by Cablevision for the period January 1, 2016 through June 20, 2016. The remaining increase of $815,715 is primarily attributable to the acceleration of amortization of its trade name intangible assets in connection with the announcement, on May 23, 2017, of the adoption of a global brand to replace the Optimum brand in the future, as well as depreciation on new asset additions. In December 2017, the Company made a decision to postpone the adoption of a global brand that would have replaced the Optimum brand, increasing the useful life of the Optimum trade name intangible asset to 5 years.
Adjusted EBITDA
Adjusted EBITDA amounted to $4,163,078, $3,981,410 and $2,417,878 for the years ended December 31, 2018, 2017 and 2016, respectively.
Adjusted EBITDA is a non-GAAP measure that is defined as net income (loss) excluding income taxes, income (loss) from discontinued operations, non-operating income or expenses, loss on extinguishment of debt and write-off of deferred financing costs, gain (loss) on interest rate swap contracts, gain (loss) on derivative contracts, gain (loss) on investments and sale of affiliate interests, net, interest expense (including cash interest expense), interest income, depreciation and amortization (including impairments), share-based compensation expense or benefit, restructuring expense or credits and transaction expenses. See reconciliation of net income (loss) to adjusted EBITDA above.
The increase in adjusted EBITDA for the year ended December 31, 2018 as compared to the prior year was due to the increases in revenue and decreases in operating expenses (excluding depreciation and amortization, restructuring and other expense and share‑based compensation), as discussed above.
The increase in adjusted EBITDA for the year ended December 31, 2017 as compared to the prior year was due to the consolidation of the Cablevision results as of June 21, 2016, the date of the Cablevision Acquisition and the increases in revenue and decreases in operating expenses (excluding depreciation and amortization, restructuring and other expense and share‑based compensation), as discussed above.
Interest Expense, net
Interest expense, net was $1,545,426, $1,601,211 and $1,442,730, for the years ended December 31, 2018, 2017 and 2016, respectively, and includes interest on debt issued to finance the Cablevision Acquisition and Cequel Acquisition, as well as interest on debt assumed in connection with these acquisitions. The decrease of $55,785 for the year ended December 31, 2018 and increase of $158,481 for the year ended December 31, 2017 as compared to the prior year are attributable to the following:

	2018	2017
Increase (decrease) due to changes in average debt balances and interest rates on our indebtedness and collateralized debt	$(101,740)	$142,236
Lower (higher) interest income	(8,935)	11,890
Other net increases, primarily amortization of deferred financing costs and original issue discounts	54,890	4,355
	$(55,785)	$158,481

Gain (Loss) on Investments and Sale of Affiliate Interests, net
Gain (loss) on investments, net for the years ended December 31, 2018, 2017 and 2016, of $(250,877), $237,354 and $142,102 consists primarily of the increase (decrease) in the fair value of Comcast common stock owned by the Company for the periods. For 2016, the gain is for the period June 21, 2016 through December 31, 2016. The effects of these gains (losses) are partially offset by the losses (gains) on the related equity derivative contracts, net described below.
Gain (Loss) on Derivative Contracts, net
Gain (loss) on derivative contracts, net for the year ended December 31, 2018 amounted to $218,848 compared to $(236,330) for the year ended December 31, 2017 and $(53,696) for the year ended December 31, 2016, and includes realized and unrealized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company.  For 2016, the loss is for the period June 21, 2016 through December 31, 2016. The effects of these gains (losses) are offset by losses (gains) on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above. The loss for the year ended December 31, 2017 also includes the realized loss on the settlement of certain put-call options of $97,410.
Gain (loss) on Interest Rate Swap Contracts
Gain (loss) on interest rate swap contracts was $(61,697), $5,482 and $(72,961) for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts represent the increase or decrease in fair value of interest rate swaps. These swap contracts are not designated as hedges for accounting purposes.
Loss on Extinguishment of Debt and Write-off of Deferred Financing Costs
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $48,804, $600,240 and $127,649 for the years ended December 31, 2018, 2017 and 2016, respectively. The 2018 amount primarily includes the write-off of unamortized discount and deferred financing costs and the premium paid in connection with early redemption of the Cequel 2020 Notes in the second quarter of 2018, the write-off of unamortized premium and deferred financing costs and the premium paid in connection with early redemption of the $750,000 7.75% Cablevision senior notes due in April 2018 in the first quarter of 2018, and write-off of unamortized deferred financing costs on the early repayment of the Cequel credit facility in November 2018.
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
The 2016 amount includes primarily the write-off of unamortized deferred financing costs and the unamortized discount relating to the prepayment of $1,290,500 outstanding under the term credit facility at Cablevision.
Other Income (Expense), Net
Other income (loss), net amounted to $(12,484), $(13,651) and $980, for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts include the non-service cost components of the Company's pension expense of $9,529, $11,863 and $3,143, net of dividends received on Comcast common stock owned by the Company.
Income Tax Benefit
The Company recorded income tax benefit of $38,655 for the year ended December 31, 2018. During 2018, the Company determined that it met the definition of a Qualified Technology Company for New York State tax purposes and thereby was eligible for the reduced tax rate. Additionally, during 2018, the state of New Jersey enacted significant tax law changes imposing a 2.5% surtax for tax years beginning January 1, 2018 and mandating combined return filing requirements for unitary corporations for tax years beginning January 1, 2019. Accordingly, the Company recorded a net non-cash deferred tax benefit of $52,915 based on a remeasurement of the net deferred tax liability.
The Company recorded income tax benefit of $2,862,352 for the year ended December 31, 2017. Pursuant to the enactment of Tax Cuts and Jobs Act on December 22, 2017,  the Company recorded a non-cash deferred tax benefit of $2,332,677 to remeasure the net deferred tax liability to adjust for the reduction in the corporate federal income tax rate from 35% to 21% which is effective on January 1, 2018. Nondeductible share-based compensation expense for the year ended December 31, 2017 reduced income tax benefit by $22,938.
The Company recorded income tax benefit of $259,666 for the year ended December 31, 2016. Nondeductible share-based compensation expense for the year ended December 31, 2016 reduced income tax benefit by $5,747.
On June 9, 2016 the common stock of Cequel was contributed to the Company.  On June 21, 2016, the Company completed its acquisition of Cablevision.  Accordingly, Cequel and Cablevision joined the federal consolidated and certain state combined income tax returns of the Company. As a result, the applicate tax rate used to measure deferred tax assets and liabilities increased, resulting in a non-cash deferred income tax charge of $153,660 in the second quarter of 2016. In addition, there was no state income tax benefit on the pre-merger accrued interest at an indirect wholly-owned subsidiary of Altice Europe formed to complete the financing for the Cablevision Acquisition and the merger with CSC Holdings, resulting in additional deferred tax expense of $18,542 for the year ended December 31, 2016.

Results of Operations - Cablevision Systems Corporation

	Cablevision Systems Corporation
	Successor	Predecessor
	June 21, 2016 to December 31, 2016 (a)	January 1, 2016 to June 20, 2016 (a)	Year Ended December 31, 2015 (a)
	(unaudited)	(unaudited)
Revenue:	(in thousands)	(in thousands)
Residential:
Pay TV	$1,668,348	$1,494,186	$3,174,059
Broadband	817,160	702,811	1,389,447
Telephony	311,832	286,161	631,584
Business services and wholesale	468,632	411,102	834,154
Advertising	163,678	125,419	263,839
Other	14,402	117,925	252,462
Total revenue	3,444,052	3,137,604	6,545,545
Operating expenses:
Programming and other direct costs	1,164,925	1,088,555	2,269,290
Other operating expenses	1,025,304	1,133,339	2,533,958
Restructuring and other expense	212,150	22,223	16,213
Depreciation and amortization (including impairments)	963,665	414,550	865,252
Operating income	78,008	478,937	860,832
Other income (expense):
Interest expense, net	(606,347)	(285,508)	(584,839)
Gain (loss) on investments, net	141,896	129,990	(30,208)
Gain (loss) on equity derivative contracts, net	(53,696)	(36,283)	104,927
Loss on extinguishment of debt and write-off of deferred financing costs	(102,894)	—	(1,735)
Other income (expense), net	1,186	1,224	(6,316)
Income (loss) from continuing operations before income taxes	(541,847)	288,360	342,661
Income tax benefit (expense)	213,065	(124,848)	(154,872)
Income (loss) from continuing operations, net of income taxes	(328,782)	163,512	187,789
Loss from discontinued operations, net of income taxes	—	—	(12,541)
Net income (loss)	(328,782)	163,512	175,248
Net loss (income) attributable to noncontrolling interests	(551)	236	201
Net income (loss) attributable to Cablevision stockholder(s)	$(329,333)	$163,748	$175,449

(a)
Reflects certain reclassifications to conform to the Altice USA presentation as a result of the adoption of ASC ASU No. 2014-09, Revenue from Contracts with Customers and ASU No. 2017‑07 Compensation-Retirement Benefits (Topic 715).

The following is a reconciliation of net income (loss) to Adjusted EBITDA:
	Cablevision
	Successor	Predecessor
	June 21, 2016 to December 31, 2016	January 1, 2016 to June 20, 2016	Year Ended December 31, 2015
	(unaudited)	(unaudited)
	(in thousands)	(in thousands)
Net income (loss)	$(328,782)	$163,512	$175,248
Loss from discontinued operations, net of income taxes	—	—	12,541
Income tax (benefit) expense	(213,065)	124,848	154,872
Other income (a)	(1,186)	(1,224)	6,316
Loss on extinguishment of debt and write-off of deferred financing costs	102,894	—	1,735
Loss (gain) on equity derivative contracts, net (b)	53,696	36,283	(104,927)
Loss (gain) on investments, net	(141,896)	(129,990)	30,208
Interest expense, net	606,347	285,508	584,839
Depreciation and amortization (including impairments)	963,665	414,550	865,252
Restructuring and other expense	212,150	22,223	16,213
Share-based compensation	9,164	25,231	65,286
Adjusted EBITDA	$1,262,987	$940,941	$1,807,583

(a)	Includes primarily dividends received on Comcast common stock owned by the Company.

(b)	Consists of unrealized and realized losses (gains) due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company.

	Cablevision Systems Corporation
	Years Ended December 31,		Net Increase (Decrease)
	2016	2015	2016
	(in thousands, except per customer amounts)
Homes passed (a)	5,116.2	5,075.9	40.3
Total customers relationships (b)	3,141.1	3,115.5	25.6
Residential	2,879.1	2,857.5	21.6
SMB	262.0	258.0	4.0
Residential customers (c):
Pay TV	2,427.8	2,486.5	(58.7)
Broadband	2,618.9	2,561.9	57.0
Telephony	1,962.0	2,006.9	(44.9)
Residential triple product customer penetration (d):	64.8%	67.6%
Penetration of homes passed (e):	61.4%	61.4%
ARPU (f)	$154.49	$150.61
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
Pay television revenue amounted to $1,668,348 and $1,494,186 for the period June 21, 2016 through December 31, 2016 and January 1, 2016 through June 20, 2016, respectively, compared to $3,174,059 for the year ended December 31, 2015. Pay television revenue for the Successor and Predecessor periods in 2016 was impacted by a decline in pay television customers, a decrease due to a pay-per-view boxing event that took place in 2015, partially offset by increases in revenue due primarily to rate increases for certain pay television services implemented during the first quarter of 2016 and an increase in fees charged to restore suspended services.
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
Broadband Revenue
Broadband revenue amounted to $817,160 and $702,811 for the period June 21, 2016 through December 31, 2016 and January 1, 2016 through June 20, 2016, respectively, compared to $1,389,447 for the year ended December 31, 2015. Broadband revenue for the Successor and Predecessor periods in 2016 was impacted by rate increases for certain broadband services implemented during the first quarter of 2016, an increase in broadband customers, and an increase in fees charged to restore suspended services.
Telephony Revenue
Telephony revenue amounted to $311,832 and $286,161 for the period June 21, 2016 through December 31, 2016 and January 1, 2016 through June 20, 2016, respectively, compared to $631,584 for the year ended December 31, 2015. Telephony revenue for the Successor and Predecessor periods in 2016 was impacted by a decline in telephony customers and a decline in international calling.
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
Other operating expenses amounted to $1,025,304 and $1,133,339 for the period June 21, 2016 through December 31, 2016 and January 1, 2016 through June 20, 2016, respectively, compared to $2,533,958 for the year ended December 31, 2015. Other operating expenses for the Successor and Predecessor periods in 2016 were impacted by a decrease in employee-related costs related to the elimination of certain positions, lower benefits and an increase in capitalizable activity, partially offset by merit increases. These costs were also impacted by the lower costs related to Newsday (due to the sale of our 75% interest in Newsday in July 2016), a decrease in share-based compensation, a decrease in long-term incentive plan awards, lower legal costs, lower sales and marketing costs, lower repair and maintenance expenses, lower contractor costs, a settlement of a class action legal matter in 2015, partially offset by an increase in the management fee to Altice Europe
Restructuring and Other Expense
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
Adjusted EBITDA
Adjusted EBITDA amounted to $1,262,987 and $940,941 for the periods June 21, 2016 through December 31, 2016 and January 1, 2016 through June 20, 2016, respectively, compared to $1,807,583 for the year ended December 31, 2015. Adjusted EBITDA for the 2016 periods was impacted by an increase in revenue, and a decrease in operating expenses (excluding depreciation and amortization, restructuring and other expense and share-based compensation), as discussed above.
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
LIQUIDITY AND CAPITAL RESOURCES
Altice USA has no operations independent of its subsidiaries. Funding for our subsidiaries has generally been provided by cash flow from their respective operations, cash on hand and borrowings under their revolving credit facilities and the proceeds from the issuance of securities and borrowings under syndicated term loans in the capital markets.  Our decision as to the use of cash generated from operating activities, cash on hand, borrowings under the revolving credit facility or accessing the capital markets has been based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, the timing of cash flow generation and the cost of borrowing under the revolving credit facility, debt securities and syndicated term loans. We manage our business to a year-end leverage target of 4.5x to 5.0x. We calculate our consolidated net leverage ratio as net debt to L2QA EBITDA (Adjusted EBITDA for the two most recent consecutive fiscal quarters multiplied by 2.0).
We expect to utilize free cash flow and availability under the revolving credit facility, as well as future refinancing transactions, to further extend the maturities of, or reduce the principal on, our debt obligations. The timing and terms of any refinancing transactions will be subject to, among other factors, market conditions. Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from other borrowings to repay the outstanding debt securities through open market purchases, privately negotiated purchases, tender offers, or redemptions.
We believe existing cash balances, operating cash flows and availability under our revolving credit facility will provide adequate funds to support our current operating plan, make planned capital expenditures and fulfill our debt service requirements for the next twelve months. However, our ability to fund our operations, make planned capital expenditures, make scheduled payments on our indebtedness and repay our indebtedness depends on our future operating performance and cash flows and our ability to access the capital markets, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. However, competition, market disruptions or a deterioration in economic conditions could lead to lower demand for our products, as well as lower levels of advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under the revolving credit facility will be available when, and if, needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets or other conditions.  The obligations of the financial institutions under the revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.
In the longer term, we may not be able to generate sufficient cash from operations to fund anticipated capital expenditures, meet all existing future contractual payment obligations and repay our debt at maturity.  As a result, we could be dependent upon our continued access to the capital and credit markets to issue additional debt or equity or refinance existing debt obligations.  We intend to raise significant amounts of funding over the next several years to fund capital expenditures, repay existing obligations and meet other obligations, and the failure to do so successfully could adversely affect our business.  If we are unable to do so, we will need to take other actions including deferring capital expenditures, selling assets, seeking strategic investments from third parties or reducing or eliminating stock repurchases and discretionary uses of cash.
Credit Silo Combination
In October 2018, the Company combined its Suddenlink and Optimum businesses under a single credit silo (the “Combination”). The integration of the Suddenlink and Optimum businesses was aimed at aligning Altice USA’s debt capital structure and to simplify Altice USA’s financing strategy and financial reporting requirements. The Combination was effected mainly by the following transactions:

•
In October 2018, Altice US Finance, Cequel Capital Corporation and Cequel Communications Holdings I, LLC (“CCHI”) commenced an offer to exchange (the "Exchange Offer") any and all outstanding senior notes and senior secured notes issued by them (the "Original Cequel Notes") for up to $5,520,000 aggregate principal amount of new notes (the "New Cequel Notes") and, in the case of the 5.375% senior secured notes due 2023 and 5.500% senior secured notes due 2026, and cash of $6,500. The Exchange Offer was accompanied by a consent solicitation to amend the terms of each series of the notes subject to the Exchange Offer (except the 5.125% senior notes due 2021) and the indentures governing such notes. Approximately $5,500,050 of the outstanding notes subject to the Exchange Offer were exchanged into corresponding series of New Cequel Notes. The proposed amendments in the consent solicitation, which have become operative effective November 27, 2018 (the “Combination Date”), eliminated or waived substantially all of the restrictive covenants, eliminated certain events of default, and modified or eliminated certain other provisions governing the Original Cequel Notes (except the 5.125% senior notes due 2021) to the extent that they remain outstanding.

•
In October 2018, CSC Holdings entered into a Sixth Amendment to the CSC Credit Facilities Agreement (the “Combination Incremental Term Loan Agreement”). The Combination Incremental Term Loan Agreement provided for, among other things, new incremental term loan commitments in an aggregate principal amount of $1,275,000.

On or following the Combination Date the following transactions were completed:

•	The Company redeemed $5,206 principal amount of the Original Cequel Notes that were outstanding after the consummation of the Exchange Offer.

•	New Cequel Notes with an aggregate principal balance of $5,500,050 were converted into $5,499,156 principal amount of CSC Holdings senior notes (see detail below).

•
Pursuant to the Combination Incremental Term Loan Agreement, on the Combination Date, CSC Holdings entered into a $1,275,000 7-year incremental term loan maturing January 2026 (the “Incremental Term Loan B-3”). The proceeds from the Incremental Term Loan B-3 were used to repay the entire principal amount of loans under Cequel’s existing Term Loan Facility and other transaction costs related to the Combination. The Incremental Term Loan B-3 has a margin of 2.25% over LIBOR and was issued with an original issue discount of 25 basis points. The Company is required to make scheduled quarterly payments equal to 0.25% (or $3,188) of the principal amount of the Incremental Term Loan B-3, beginning with the fiscal quarter ended June 30, 2019, with the remaining balance scheduled to be paid on January 15, 2026.

•
The Combination was implemented by a series of corporate transactions, including: (i) CCHI merging into Cablevision, with Cablevision as the surviving entity (the “Holdco Merger”), and (ii) Cequel Communications Holdings II, LLC (the direct parent of Cequel) merging into CSC Holdings, with CSC Holdings as the surviving entity. In connection with the Holdco Merger, Cablevision assumed all of the obligations of CCHI that remained outstanding after giving effect to the Combination Exchange under the indentures governing the outstanding Original Cequel Notes.

The following is a summary of the results of the Exchange Offer:

	Original Cequel Notes	Remaining Original Cequel Notes	Notes Redeemed in Cash	Principal of New CSC Holdings Notes
5.375% Senior Secured Notes due 2023	$1,100,000	$—	$4,157	$1,095,825
5.5% Senior Secured Notes due 2026	1,500,000	—	1,049	1,498,806
5.125% Senior Notes due 2021	1,250,000	8,886	—	1,240,762
7.75% Senior Notes due 2025	620,000	1,740	—	617,881
7.5% Senior Notes due 2028	1,050,000	4,118	—	1,045,882
	$5,520,000	$14,744	$5,206	$5,499,156
Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums (excluding accrued interest), as well as interest expense.

	As of December 31, 2018
	CSC Holdings	Cablevision	Total
Debt outstanding:
Credit facility debt	$5,915,559	$—	$5,915,559
Senior guaranteed notes	5,847,758	—	5,847,758
Senior notes and debentures	8,416,610	1,095,193	9,511,803
Subtotal	20,179,927	1,095,193	21,275,120
Capital lease obligations	25,190	—	25,190
Notes payable	106,108	—	106,108
Subtotal	20,311,225	1,095,193	21,406,418
Collateralized indebtedness relating to stock monetizations (a)	1,406,182	—	1,406,182
Total debt	$21,717,407	$1,095,193	$22,812,600
Interest expense:
Credit facility debt, senior notes, capital leases and notes payable	$1,189,713	$303,106	$1,492,819
Collateralized indebtedness and notes payable relating to stock monetizations (a)	63,463	—	63,463
Total interest expense	$1,253,176	$303,106	$1,556,282

(a)
This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts, or (ii) delivering cash from the net proceeds on new monetization contracts.

The following table provides details of our outstanding credit facility debt, net of unamortized discounts and deferred financing costs as of December 31, 2018:

	Maturity Date	Interest Rate	Principal	Carrying Value

CSC Holdings Revolving Credit Facility (a)	$20,000 on October 9, 2020, remaining balance on November 30, 2021	5.71%	$250,000	$231,425
CSC Holdings Term Loan B	July 17, 2025	4.71%	2,955,000	2,939,425
CSC Holdings Incremental Term Loan B-2	January 25, 2026	4.96%	1,492,500	1,475,778
CSC Holdings Incremental Term Loan B-3 (b)	January 15, 2026	4.75%	1,275,000	1,268,931
			$5,972,500	$5,915,559

(a)
At December 31, 2018, $147,564 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $1,902,436 of the facility was undrawn and available, subject to covenant limitations.

(b)	Proceeds from the CSC Holdings term loan were used to repay the outstanding amount under the Cequel Term loan in November 2018 in connection with the Combination. See discussion above.
Payment Obligations Related to Debt
As of December 31, 2018, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as capital lease obligations, notes payable, and the value deliverable at maturity under monetization contracts are as follows:

Total
2019	$2,078,947
2020	1,981,190
2021 (a)	5,354,854
2022	1,892,672
2023	4,014,190
Thereafter	16,641,816
Total	$31,963,669

(a)
Includes $1,542,266 related to the Company's collateralized indebtedness (including related interest).  This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts or (ii) delivering cash from the net proceeds on new monetization contracts.

The amounts in the table above do not include the effects of the debt transactions discussed in Note 21.
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
CSC Holdings Credit Facility
On October 9, 2015, Finco, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($2,955,000 outstanding at December 31, 2018) (the “CSC Term Loan Facility”, and the term loans extended under the CSC Term Loan Facility, the “CSC Term Loans”) and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,300,000 (the “CSC Revolving Credit Facility” and, together with the CSC Term Loan Facility, the “CSC Credit Facilities”), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016, March 15, 2017, January 12, 2018, and October 15, 2018, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the “CSC Credit Facilities Agreement”).
In January 2018, CSC Holdings entered into a new $1,500,000 incremental term loan facility (the "Incremental Term Loan B-2") under its existing credit facilities agreement. The Incremental Term Loan B-2 was priced at 99.5% and will mature on January 25, 2026. The Incremental Term Loan B-2 is comprised of eurodollar borrowings or alternate base rate borrowings, and bears interest at a rate per annum equal to the adjusted LIBOR or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 1.50% per annum and (ii) with respect to any eurodollar loan, 2.50% per annum. The Company is required to make scheduled quarterly payments equal to 0.25% (or $3,750) of the principal amount of the Incremental Term Loan B-2, beginning with the fiscal quarter ended September 30, 2018, with the remaining balance scheduled to be paid on January 26, 2026.
See discussion above under "Credit Silo Combination" regarding the Sixth Amendment to the CSC Credit Facilities Agreement, which provided for, among other things, new incremental term loan commitments in an aggregate principal amount of $1,275,000.
In January 2019, CSC Holdings obtained commitments to refinance its existing revolving credit facility, subject to customary closing conditions. After the refinancing, the total size of the new revolving credit facility is $2,562,500, including $2,170,000 extended to January 2024 and priced at LIBOR plus 2.25%. The remaining $392,500 matures in November 2021.
Also in January 2019, CSC Holdings borrowed $200,000 under its revolving credit facility and in February 2019, repaid $250,000 of amounts outstanding under the revolving credit facility from the proceeds of the issuance of an additional $250,000 principal amount of CSC Holdings 2029 Guaranteed Notes discussed below.
In February 2019, CSC Holdings entered into a $1,000,000 senior secured Term Loan B ("Incremental Term Loan B-4") maturing on April 15, 2027, the proceeds of which were used to redeem $894,700 in aggregate principal amount of CSC Holdings’ 10.125% senior notes due 2023, representing the entire aggregate principal amount outstanding, and paying related fees, costs and expenses. The Incremental Term Loan B-4 bears interest at a rate per annum equal to LIBOR plus 3.0% and was issued with an original issue discount of 1.0%.
During the year ended December 31, 2018, CSC Holdings borrowed $725,000 under its revolving credit facility (and used a portion of the proceeds to repay the $500,000 principal amount of senior notes due July 15, 2018) and made voluntary repayments aggregating $925,000 with cash on hand.
The Company was in compliance with all of its financial covenants under the CSC Credit Facilities Agreement as of December 31, 2018.
See Note 11 to our consolidated financial statements for further information regarding the CSC Credit Facilities Agreement.
Cequel Credit Facilities
In October 2018, in connection with the Combination described above, amounts outstanding pursuant to the Cequel credit facilities aggregating $1,249,188 were repaid from the proceeds of the CSC Holdings Senior Secured Term Loan B-3 and all commitments pursuant to the Cequel Credit Facilities were cancelled.
Senior Guaranteed Notes and Senior Notes
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
In July 2018, CSC Holdings repaid $500,000 aggregate principal amount of its 7 5/8% Senior Debentures upon maturity with borrowings under CSC Holdings’ revolving credit facility agreement.
See Note 11 of our consolidated financial statements for further details of the Company’s outstanding senior guaranteed notes and senior notes.
As of December 31, 2018, the Company was in compliance with all of its financial covenants under the indentures under which these notes were issued.

In January 2019, CSC Holdings issued $1,500,000 in aggregate principal amount of senior guaranteed notes due 2029 ("CSC Holdings 2029 Guaranteed Notes"). The notes bear interest at a rate of 6.5% and will mature on February 1, 2029. The net proceeds from the sale of the notes was used to repay certain indebtedness, including to repay at maturity $526,000 aggregate principal amount of CSC Holdings' 8.625% senior notes due February 2019, redeem approximately $905,300 of the aggregate outstanding amount of CSC Holdings' 10.125% senior notes due 2023 at a redemption price of 107.594% plus accrued interest, and paid fees and expenses associated with the transactions.
In February 2019, CSC Holdings issued an additional $250,000 CSC Holdings 2029 Guaranteed Notes at a price of 101.75% of the principal value. The proceeds of these notes were to repay the outstanding balance on the CSC Revolving Credit Facility.
Capital Expenditures

	Years Ended December 31,
	2018	2017	2016
Customer premise equipment	$369,236	$308,500	$232,254
Network infrastructure	395,074	311,730	168,878
Support and other	226,409	189,209	128,489
Business services	162,870	141,910	95,920
Capital purchases (cash basis)	$1,153,589	$951,349	$625,541
Capital purchases (including accrued not paid and financed capital)	$1,305,104	$1,020,761	$700,679
Customer premise equipment includes expenditures for set-top boxes, cable modems, routers and other equipment that is placed in a customer's home, as well as installation costs for placing assets into service. Network infrastructure includes: (i) scalable infrastructure, such as headend equipment, (ii) line extensions, such as fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering, and (iii) upgrade and rebuild, including costs to modify or replace existing fiber/coaxial cable networks, including enhancements. Support and other capital expenditures includes costs associated with the replacement or enhancement of non-network assets, such as office equipment, buildings and vehicles. Business services capital expenditures include primarily equipment, installation, support, and other costs related to our fiber based telecommunications business.
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities amounted to $2,508,317, $2,018,247 and $1,184,455 for the years ended December 31, 2018, 2017 and 2016, respectively.
The 2018 cash provided by operating activities resulted from $2,644,639 of income before depreciation and amortization and non-cash items, an increase in deferred revenue of $72,426, an increase in liabilities related to interest rate swap contracts of $53,101, and a net increase in amounts due to affiliates of $11,049, partially offset by an increase in accounts receivable of $144,079, a decrease in accounts payable and accrued expenses of $118,176, and an increase in current and other assets of $10,643.
The 2017 cash provided by operating activities resulted from $2,318,941 of income before depreciation and amortization and non-cash items and an increase in deferred revenue of $12,310, partially offset by a decrease in accounts payable and accrued expenses of $167,813, a net increase in current and other assets of $109,944, a net decrease in amounts due to affiliates of $34,326, and a decrease in liabilities related to interest rate swap contracts of $921.
The 2016 cash provided by operating activities resulted from $746,341 of income before depreciation and amortization and non-cash items, $310,892 as a result of an increase in accounts payable, deferred revenue and other liabilities, $78,823 resulting from an increase in liabilities related to interest rate swap contracts and $48,399 resulting from a net decrease in current and other assets.

Investing Activities
Net cash used in investing activities for the years ended December 31, 2018, 2017 and 2016 was $1,148,357, $1,092,199 and $9,599,319, respectively.
The 2018 investing activities consisted primarily of capital expenditures of $1,153,589, partially offset by other net cash receipts of $5,232.
The 2017 investing activities consisted primarily of capital expenditures of $951,349, payments of $97,410 related to the settlement of put-call options, and payments for acquisitions, net of cash acquired of $46,703, partially offset by $3,263 in other net cash proceeds.
The 2016 investing activities consisted primarily of $8,988,774 payment for the Cablevision Acquisition, net of cash acquired, $625,541 of capital expenditures, partially offset by cash receipt of $13,825 from the sale of an affiliate interest and other net cash receipts of $1,171.
Financing Activities
Net cash used in financing activities amounted to $1,390,996 and $1,099,041 for the years ended December 31, 2018 and December 31, 2017 compared to net cash provided by financing activities of $131,421 for the year ended December 31, 2016. In 2018, the Company's financing activities consisted primarily of the redemption and repurchase of senior notes, including premiums and fees of $2,628,962, dividends to stockholders of $1,499,935, the purchase of common stock pursuant to a share repurchase program of $500,000, payments of collateralized indebtedness and related derivatives of $516,513, contingent payment for acquisition of $30,000, additions to deferred financing costs of $28,468, net repayment of notes payable of $16,677, and other net cash payments of $11,087, partially offset by net proceeds from credit facility debt of $1,268,138, proceeds from the issuance of senior notes of $2,050,000, proceeds from collateralized indebtedness of $516,513, and contributions from noncontrolling interests of $5,995.
In 2017, the Company's financing activities consisted primarily of the repayment of senior notes, including premiums and fees, of $1,729,400, cash distributions paid to stockholders of $919,317, principal payments on capital lease obligations of $15,157, and additions to deferred financing costs of $8,600, partially offset by net proceeds from credit facility debt of $1,182,094, net proceeds from collateralized indebtedness and related derivative contracts of $7,735, net proceeds from the Company's IPO of $349,071, proceeds from notes payable of $33,733, and other net cash receipt of $800.
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

Settlements of Collateralized Indebtedness
The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts during the year ended December 31, 2018:

Number of shares	16,139,868
Collateralized indebtedness settled	$(516,537)
Derivative contracts settled	24
(516,513)
Proceeds from new monetization contracts	516,513
Net cash received	$—
The cash to settle the collateralized indebtedness was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract's upside appreciation limit with downside exposure limited to the respective hedge price.
In April 2017, the Company entered into new monetization contracts related to 32,153,118 shares of Comcast common stock held by us, which synthetically reversed the then existing contracts related to these shares (the "Synthetic Monetization Closeout"). As the then existing collateralized debt matured, the Company settled the contracts with proceeds received from the new monetization contracts. The new monetization contracts mature on April 28, 2021. The new monetization contracts provide the Company with downside protection below the hedge price of $35.47 and upside benefit of stock price appreciation up to $44.72 per share.
Contractual Obligations and Off Balance Sheet Commitments
Our contractual obligations to affiliates and non-affiliates as of December 31, 2018, which consist primarily of our debt obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods, are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years	Other
Off balance sheet arrangements:
Purchase obligations (a)	$8,906,134	$3,190,028	$4,940,814	$742,931	$32,361	$—
Operating lease obligations (b)	369,680	47,905	93,718	60,116	167,941	—
Guarantees (c)	36,912	36,912	—	—	—	—
Letters of credit (d)	147,564	120	147,444	—	—	—
	9,460,290	3,274,965	5,181,976	803,047	200,302	—
Contractual obligations reflected on the balance sheet:
Debt obligations (e)	31,934,892	2,071,890	7,325,438	5,898,170	16,639,394	—
Capital lease obligations (f)	28,777	7,057	10,606	8,692	2,422	—
Taxes (g)	4,900	—	—	—	—	4,900
	31,968,569	2,078,947	7,336,044	5,906,862	16,641,816	4,900
Total	$41,428,859	$5,353,912	$12,518,020	$6,709,909	$16,842,118	$4,900

(a)
Purchase obligations primarily include contractual commitments with various programming vendors to provide video services to our customers and minimum purchase obligations to purchase goods or services, including contracts to acquire handsets and other equipment.  Future fees payable under contracts with programming vendors are based on numerous factors, including the number of customers receiving the programming.  Amounts reflected above related to programming agreements are based on the number of customers receiving the programming as of December 31, 2018 multiplied by the per customer rates or the stated annual fee, as applicable, contained in the executed agreements in effect as of December 31, 2018.  See Note 17 to our consolidated financial statements for a discussion of our program rights obligations.

(b)
Operating lease obligations represent primarily future minimum payment commitments on various long-term, noncancelable leases, at rates now in force, for office, production and storage space. Operating lease obligations presented in the table above do not include rent related to utility poles used in our operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Rent expense incurred for pole rental attachments for the years ended December 31, 2018, 2017 and 2016 was $33,082, $31,308, and $22,432, respectively. See Note 9 to our consolidated financial statements for a discussion of our operating leases.

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

(e)
Includes interest and principal payments due on our (i) credit facility debt, (ii) senior guaranteed notes, senior secured notes, and senior notes and debentures, (iii) notes payable and (iv) collateralized indebtedness.  See Notes 11 and 12 to our consolidated financial statements for a discussion of our long-term debt. These amounts do not include the effects of the debt transactions discussed in Note 21.

(f)	Reflects the principal amount of capital lease obligations, including related interest.

(g)	Represents tax liabilities, including accrued interest, relating to uncertain tax positions. See Note 14 to our consolidated financial statements for a discussion of our income taxes.
The table above does not include obligations for payments required to be made under multi-year franchise agreements based on a percentage of revenues generated from pay television services per year. For the years ended December 31, 2018, 2017 and 2016, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $257,467, $259,075 and $154,732, respectively.
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
Prior to Altice Europe's announcement of the Distribution, the Board of Directors of Altice USA, acting through its independent directors, approved the payment of a $2.035 dividend to all shareholders of record on May 22, 2018. The payment of the dividend, aggregating $1,499,935, was made on June 6, 2018, and was funded with cash at CSC Holdings from financings completed in January 2018, and cash generated from operations at Cequel.
Share Repurchase Program
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
From inception through December 31, 2018, the Company repurchased an aggregate of 28,028,680 shares for a total purchase price of approximately $500,000.  These acquired shares were retired and the cost for these shares was recorded in paid in capital in the Company's consolidated balance sheet.  As of December 31, 2018, the Company had approximately $1,500,000 of availability remaining under its stock repurchase program and had 709,040,286 combined Class A and Class B shares outstanding.
Managing our Interest Rate and Equity Price Risk
Interest Rate Risk
Interest rate risk is primarily a result of exposures to changes in the level, slope and curvature of the yield curve, the volatility of interest rates and credit spreads. Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists primarily with respect to our credit facility debt, which bears interest at variable rate
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheet, with changes in fair value reflected in the consolidated statement of operations.
See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk for a summary of interest rate swap contracts outstanding at December 31, 2018. As of December 31, 2018, our outstanding interest rate swap contracts in a liability position had an aggregate fair value and carrying value of $132,908 reflected in “Liabilities under derivative contracts” on our consolidated balance sheet. Our outstanding interest rate swap contracts in an asset position had an aggregate fair value and carrying value of $1,975 reflected in “Derivative contracts” in our consolidated balance sheet. These outstanding swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statement of operations. For the year ended December 31, 2018, the Company recorded a loss on interest rate swap contracts of $61,697. As of December 31, 2018, we did not hold and have not issued derivative instruments for trading or speculative purposes.
See discussion above for further details of our credit facility debt and See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" below for a discussion regarding the fair value of our debt.
Equity Price Risk
We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast. These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price. If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date. As of December 31, 2018 we did not have an early termination shortfall relating to any of these contracts. The underlying stock and the equity collars are carried at fair value in our consolidated balance sheets and the collateralized indebtedness is carried at its principal value, net of discounts and the unamortized fair value adjustment for contracts that existed at the date of the Cablevision Acquisition. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.
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
The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
Impairment of Long-Lived and Indefinite-Lived Assets
The Company's long-lived and indefinite-lived assets at December 31, 2018 include goodwill of $8,012,416, other intangible assets of $17,212,905 ($13,020,081 of which are indefinite-lived intangible assets), and $5,828,881 of property, plant and equipment. Such assets accounted for approximately 92% of the Company's consolidated total assets. Goodwill and identifiable indefinite-lived intangible assets, which primarily represent the Company's cable television franchises are tested annually for impairment during the fourth quarter ("annual impairment test date") and upon the occurrence of certain events or substantive changes in circumstances.
The Company is operated as two reporting units for the goodwill impairment test and one unit of accounting for the indefinite-lived asset impairment test. We assess qualitative factors and other relevant events and circumstances that affect the fair value of the reporting unit and its identifiable indefinite-lived intangible assets, such as:

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
The Company assesses the qualitative factors discussed above to determine whether it is necessary to perform the one-step quantitative identifiable indefinite-lived intangible assets impairment test. This quantitative test is required only if the Company concludes that it is more likely than not that a unit of accounting's fair value is less than its carrying amount. When the qualitative assessment is not used, or if the qualitative assessment is not conclusive, the impairment test for identifiable indefinite-lived intangible assets requires a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. At December 31, 2018 the Company had indefinite-lived cable television franchises of $13,020,081, reflecting agreements we have with state and local governments that allow us to construct and operate a cable business within a specified geographic area and allow us to solicit and service potential customers in the service areas defined by the franchise rights currently held by the Company.
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
During the fourth quarter of 2018, the Company assessed the qualitative factors described above to determine whether it was necessary to perform the two-step quantitative goodwill impairment test and concluded that it was not more likely than not that the reporting unit's fair value was less than its carrying amount. The Company also assessed these qualitative factors to determine whether it was necessary to perform the one-step quantitative identifiable indefinite-lived intangible assets impairment test and concluded that it was not more likely than not that the unit of accounting's fair value was less than its carrying amount.
Plant and Equipment
Costs incurred in the construction of the Company's cable systems, including line extensions to, and upgrade of, the Company's HFC infrastructure and construction of the parallel FTTH infrastructure, are capitalized. This includes initial placement of the feeder cable to connect a customer that had not been previously connected, and headend facilities are capitalized. These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities. The internal costs that are capitalized consist of salaries and benefits of the Company's employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities. These costs are depreciated over the estimated life of the plant (10 to 25 years) and headend facilities (5 to 25 years). Costs of operating the plant and the technical facilities, including repairs and maintenance, are expensed as incurred.
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
Business Combinations
The Company applied business combination accounting for the Cablevision Acquisition and the Cequel Acquisition. Business combination accounting requires that the assets acquired and liabilities assumed be recorded at their respective estimated fair values at the date of acquisition. The excess purchase price over fair value of the net assets acquired is recorded as goodwill. In determining estimated fair values, we are required to make estimates and assumptions that affect the recorded amounts, including, but not limited to, expected future cash flows, discount rates, remaining useful lives of long-lived assets, useful lives of identified intangible assets, replacement or reproduction costs of property and equipment and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. Our estimates in this area impact, among other items, the amount of depreciation and amortization, impairment charges in certain instances if the asset becomes impaired, and income tax expense or benefit that we report. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. See Note 5 for a summary of the application of business combination accounting.
Recently Issued But Not Yet Adopted Accounting Pronouncements
See Note 3 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for a discussion of recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
All dollar amounts, except per share data, included in the following discussion are presented in thousands.
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2018, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value on our consolidated balance sheet and the collateralized indebtedness is carried at its principal value, net of discounts, and the unamortized fair value adjustment for contracts that existed at the date of the Cablevision Acquisition. The fair value adjustment is being amortized over the term of the related indebtedness.  The carrying value of our collateralized indebtedness amounted to $1,406,182 at December 31, 2018.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.
As of December 31, 2018, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,462,626.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $146,263.  As of December 31, 2018, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $109,344, a net asset position.  For the year ended December 31, 2018, we recorded a net gain of $218,848 related to our outstanding equity derivative contracts and recorded an unrealized loss of $261,993 related to the Comcast common stock that we held.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2017, net liability position	$(109,504)
Fair value of new equity derivative contracts	—
Change in fair value, net	218,848
Fair value as of December 31, 2018, net asset position	$109,344
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
Fair Value of Debt
At December 31, 2018, the fair value of our fixed rate debt of $17,263,072 was higher than its carrying value of $16,871,851 by $391,221.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their principal values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2018 would increase the estimated fair value of our fixed rate debt by $593,424 to $17,856,496.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
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

The following is a summary of interest rate swap contracts outstanding at December 31, 2018:

Trade Date	Maturity Date	Notional Amount	Company Pays	Company Receives
May 2016	May 2026	$750,000	Six- month LIBOR	Fixed rate of 1.665%
June 2016	May 2026	750,000	Six- month LIBOR	Fixed rate of 1.68%
May 2018	April 2019	2,970,000	Three- month LIBOR	One- month LIBOR plus 0.226%
May 2018	April 2019	1,496,250	Three- month LIBOR	One- month LIBOR plus 0.226%
April 2018	April 2019	1,255,513	Three- month LIBOR minus 0.225%	One- month LIBOR
December 2018	January 2022	500,000	Fixed rate of 2.7177%	Three-month LIBOR
December 2018	January 2022	500,000	Fixed rate of 2.733%	Three-month LIBOR
December 2018	January 2022	500,000	Fixed rate of 2.722%	Three-month LIBOR
December 2018	December 2026	750,000	Fixed rate of 2.9155%	Three-month LIBOR
December 2018	December 2026	750,000	Fixed rate of 2.9025%	Three-month LIBOR
These swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statement of operations. For the year ended December 31, 2018, the Company recorded a loss on interest rate swap contracts of $61,697.
As of December 31, 2018, our outstanding interest rate swap contracts in a liability position had an aggregate fair value and carrying value of $132,908 reflected in “Liabilities under derivative contracts” on our consolidated balance sheet. Our outstanding interest rate swap contracts in an asset position had an aggregate fair value and carrying value of $1,975 reflected in “Derivative contracts” in our consolidated balance sheet.
As of December 31, 2018, we did not hold and have not issued derivative instruments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data
For information required by Item 8, refer to the Index to Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2018.
Management's Annual Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended.  The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial reporting and the preparation of the Company's external financial statements, including estimates and judgments, in accordance with accounting principles generally accepted in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.
The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).  Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.
Audit Report of the Independent Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report on the Company’s internal control over financial reporting appearing on page F-2.
Changes in Internal Control
During the year ended December 31, 2018, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
The Company migrated certain Cequel customers to the Cablevision billing system platform in the fourth quarter of 2018 and plans to migrate the remaining Cequel customers to the Cablevision platform in 2019. Additionally, the Company implemented and upgraded certain other customer billing systems in 2018 and plans to upgrade a billing system for certain advertising customers in 2019.

Item 9B.	Other Information
None.
PART III
Information required under Item 10, Directors, Executive Officers and Corporate Governance, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13, Certain Relationships and Related Transactions, and Director Independence and Item 14, Principal Accountant Fees and Services, is hereby incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders or, if such definitive proxy statement is not filed with the Securities and Exchange Commission prior to April 30, 2019, an amendment to this Annual Report on Form 10-K filed under cover of Form 10-K/A.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to regulations promulgated by the Securities and Exchange Commission, the Company is required to identify, based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, each person who, at any time during its fiscal year ended December 31, 2018, was a director, officer or beneficial owner of more than 10% of the Company's Class A common stock that failed to file on a timely basis any such reports. Based on such review, the Company is aware of no such failure.

PART IV
Item 15.        Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page F-1.

2.	Financial statement schedules have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.	The Index to Exhibits is on page 81.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
1.1	Form of Underwriting Agreement (incorporated herein by reference to Exhibit 1.1 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on June 12, 2017)

3.1
Form of Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on June 12, 2017)

3.2	Form of Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on June 12, 2017)

3.3
Form of Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 of the Company's prospectus report on Form S-1/A (File No. 333-222475), filed on May 21, 2018)

3.4	Form of Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 of the Company's prospectus report on Form S-1/A (File No. 333-222475), filed on May 21, 2018)

4.1 +	Specimen Class A Common Stock Certificate

4.2 +	Specimen Class B Common Stock Certificate

4.3
Form of Stockholders and Registration Rights Agreement by and among Altice USA, Inc. and the stockholders party thereto (incorporated herein by reference to Exhibit 4.2 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on June 12, 2017)

4.4
Indenture, dated as of April 2, 2010, relating to Cablevision's 7 3/4% Senior Notes due 2018 and 8% Senior Notes due 2020 (incorporated herein by reference to Exhibit 4.4 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.5
First Supplemental Indenture, dated as of April 15, 2010, to the Indenture, dated as of April 2, 2010, relating to Cablevision's 7 3/4% Senior Notes due 2018 and 8% Senior Notes due 2020 (incorporated herein by reference to Exhibit 4.5 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.6
Second Supplemental Indenture, dated as of September 27, 2012, to the Indenture dated as of April 2, 2010, relating to Cablevision's 5 7/8% Senior Notes due 2022 (incorporated herein by reference to Exhibit 4.6 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.7
Indenture, dated as of December 1, 1997, relating to CSC Holdings' 7 7/8% Senior Debentures due 2018 (incorporated herein by reference to Exhibit 4.7 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.8
Indenture, dated as of July 1, 1998, relating to CSC Holdings' 7 5/8% Senior Debentures due 2018 (incorporated herein by reference to Exhibit 4.8 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.9
Indenture, dated as of February 12, 2009, relating to CSC Holdings' 8 5/8% Senior Notes due 2019 and 8 5/8% Series B Senior Notes due 2019 (incorporated herein by reference to Exhibit 4.9 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.10
Indenture, dated as of November 15, 2011, relating to CSC Holdings' 6 3/4% Senior Notes due 2021 and 6 3/4% Series B Senior Notes due 2021 (incorporated herein by reference to Exhibit 4.10 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.11
Indenture, dated as of May 23, 2014, relating to CSC Holdings' 5 1/4% Senior Notes due 2024 and 5 1/4% Series B Senior Notes due 2024 (incorporated herein by reference to Exhibit 4.11 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.12
Indenture, dated as of October 9, 2015, relating to CSC Holdings' 10 1/8% Senior Notes due 2023 and 10 7/8% Senior Notes due 2025 (incorporated herein by reference to Exhibit 4.12 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

Exhibit No.	Exhibit Description
4.13
Supplemental Indenture, dated as of June 21, 2016, to Indenture dated as of October 9, 2015, relating to CSC Holdings' 10 1/8% Senior Notes due 2023 and 10 7/8% Senior Notes due 2025 (incorporated herein by reference to Exhibit 4.13 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.14
Indenture, dated as of October 9, 2015, relating to CSC Holdings' 6 5/8% Senior Guaranteed Notes due 2025 (incorporated herein by reference to Exhibit 4.14 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.15
Supplemental Indenture, dated as of June 21, 2016, to the Indenture dated as of October 9, 2015, relating to CSC Holdings' 6 5/8% Senior Guaranteed Notes due 2025 (incorporated herein by reference to Exhibit 4.15 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.16
Indenture, dated as of September 23, 2016, relating to CSC Holdings' 5 1/2% Senior Guaranteed Notes due 2027 (incorporated herein by reference to Exhibit 4.16 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.17
Indenture, dated as of June 12, 2015, relating to Altice US Finance I Corporation's 5 3/8% Senior Secured Notes due 2023 (incorporated herein by reference to Exhibit 4.17 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.18
Supplemental Indenture, dated as of December 21, 2015, to the Indenture, dated as of June 12, 2015, relating to Altice US Finance I Corporation's 5 3/8% Senior Secured Notes due 2023 (incorporated herein by reference to Exhibit 4.18 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.19
Notes Pledge and Security Agreement, dated as of December 21, 2015, by and between Cequel Communications Holdings II, LLC and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 4.19 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.20
Notes Pledge and Security Agreement, dated as of December 21, 2015, by and among the grantors party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 4.20 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.21
Trademark Security Agreement, dated as of December 21, 2015, by and among the grantors party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 4.21 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.22
Copyright Security Agreement, dated as of December 21, 2015, by and among the grantors party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 4.22 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.23
Indenture, dated as of April 26, 2016, relating to Altice US Finance I Corporation's 5 1/2% Senior Secured Notes due 2026 (incorporated herein by reference to Exhibit 4.23 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.24
Notes Pledge and Security Agreement, dated May 20, 2016, by and between Cequel Communications Holdings II, LLC and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 4.24 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.25
Notes Pledge and Security Agreement, dated May 20, 2016, by and among each of the grantors party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 4.25 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.26
Trademark Security Agreement, dated as of May 20, 2016, by and among the grantors party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 4.26 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.27
Copyright Security Agreement, dated as of May 20, 2016, by and among the grantors party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 4.27 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

Exhibit No.	Exhibit Description
4.28
Indenture, dated as of October 25, 2012 relating to Cequel Communications Holdings I, LLC's and Cequel Capital Corporation's 6 3/8% Senior Notes due 2020 (incorporated herein by reference to Exhibit 4.28 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.29
Indenture, dated as of May 16, 2013, relating to Cequel Communications Holdings I, LLC's and Cequel Capital Corporation's 5 1/8% Senior Notes due 2021 (incorporated herein by reference to Exhibit 4.29 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.30
Indenture, dated as of September 9, 2014, relating to Cequel Communications Holdings I, LLC's and Cequel Capital Corporation's 5 1/8% Senior Notes due 2021 (incorporated herein by reference to Exhibit 4.30 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.31
Indenture, dated as of June 12, 2015, relating to Cequel Communications Holdings I, LLC's and Cequel Capital Corporation's 7 3/4% Senior Notes due 2025 (incorporated herein by reference to Exhibit 4.31 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.32
Supplemental Indenture, dated as of December 21, 2015, to the Indenture, dated as of June 12, 2015, relating to Cequel Communications Holdings I, LLC's and Cequel Capital Corporation's 7 3/4% Senior Notes due 2025 (incorporated herein by reference to Exhibit 4.32 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

4.33
Indenture, dated as of January 29, 2018, relating to CSC Holdings, LLC's 5.375% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed with the Commission on February 2, 2018)

4.34
Indenture, dated as of April 5, 2018, relating to Cequel Communications Holdings I, LLC's and Cequel Capital Corporation's 7.500% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed with the Commission on April 6, 2018)

4.35
Form of Amended and Restated Stockholders and Registration Rights Agreement (incorporated by reference to Exhibit 4.35 of the Company's prospectus report on Form S-1/A (File No. 333-222475), filed on May 21, 2018)

4.36
2023 Supplemental Indenture, dated as of October 17, 2018, between Altice US Finance I Corporation, as Issuer and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed with the Commission on October 19, 2018)

4.37
2026 Supplemental Indenture, dated as of October 17, 2018, between Altice US Finance I Corporation, as Issuer and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed with the Commission on October 19, 2018)

4.38
2025 Supplemental Indenture, dated as of October 17, 2018, between Cequel Communications Holdings I, LLC and Cequel Capital Corporation, as Co-Issuers and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K (File No. 001-38126) filed with the Commission on October 19, 2018)

4.39
2028 Supplemental Indenture, dated as of October 17, 2018, between Cequel Communications Holdings I, LLC and Cequel Capital Corporation, as Co-Issuers and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K (File No. 001-38126) filed with the Commission on October 19, 2018)

4.40
2023 New Notes Indenture, dated as of October 18, 2018, between, inter alios, Altice US Finance I Corporation, as Issuer and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K (File No. 001-38126) filed with the Commission on October 19, 2018)

4.41
2026 New Notes Indenture, dated as of October 18, 2018, between, inter alios, Altice US Finance I Corporation, as Issuer and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.6 of the Company's Current Report on Form 8-K (File No. 001-38126) filed with the Commission on October 19, 2018)

Exhibit No.	Exhibit Description
4.42
2021 May New Notes Indenture, dated as of October 18, 2018, between Cequel Communications Holdings I, LLC and Cequel Capital Corporation, as Co-Issuers and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.7 of the Company's Current Report on Form 8-K (File No. 001-38126) filed with the Commission on October 19, 2018)

4.43
2021 September New Notes Indenture, dated as of October 18, 2018, between Cequel Communications Holdings I, LLC and Cequel Capital Corporation, as Co-Issuers and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.8 of the Company's Current Report on Form 8-K (File No. 001-38126) filed with the Commission on October 19, 2018)

4.44
2025 New Notes Indenture, dated as of October 18, 2018, between Cequel Communications Holdings I, LLC and Cequel Capital Corporation, as Co-Issuers and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.9 of the Company's Current Report on Form 8-K (File No. 001-38126) filed with the Commission on October 19, 2018)

4.45
2028 New Notes Indenture, dated as of October 18, 2018, between Cequel Communications Holdings I, LLC and Cequel Capital Corporation, as Co-Issuers and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.10 of the Company's Current Report on Form 8-K (File No. 001-38126) filed with the Commission on October 19, 2018)

4.46
Senior Guaranteed Notes Indenture, dated as of November 27, 2018, between, inter alios, CSC Holdings, LLC, as Issuer and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed with the Commission on November 28, 2018)

4.47
Senior Notes Indenture, dated as of November 27, 2018, between, inter alios, CSC Holdings, LLC, as Issuer and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed with the Commission on November 28, 2018)

4.48
Supplemental Indenture dated as of November 27, 2018, between, inter alios, CSC, as issuer, the guarantors (named therein) and Deutsche Bank Trust Company Americas, as trustee, to the 2015 Senior Guaranteed Notes Indenture (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K (File No. 001-38126) filed with the Commission on November 28, 2018)

4.49
Supplemental Indenture dated as of November 27, 2018, between, inter alios, CSC, as issuer, the guarantors (named therein) and Deutsche Bank Trust Company Americas, as trustee, to the 2016 Senior Guaranteed Notes Indenture (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K (File No. 001-38126) filed with the Commission on November 28, 2018)

4.50
Supplemental Indenture dated as of November 27, 2018, between, inter alios, CSC, as issuer, the guarantors (named therein) and Deutsche Bank Trust Company Americas, as trustee, to the 2018 Senior Guaranteed Notes Indenture (incorporated by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K (File No. 001-38126) filed with the Commission on November 28, 2018)

4.51
 Joinder Agreement dated as of November 27, 2018, between, inter alios, the additional guarantors (named therein) to the Facility Guaranty (incorporated by reference to Exhibit 4.6 of the Company's Current Report on Form 8-K (File No. 001-38126) filed with the Commission on November 28, 2018)

4.52
Joinder Agreement dated as of November 27, 2018, between, inter alios, the additional pledgors (named therein) to the Pledge Agreement (incorporated by reference to Exhibit 4.7 of the Company's Current Report on Form 8-K (File No. 001-38126) filed with the Commission on November 28, 2018)

4.53
Indenture, dated as of January 31, 2019 between CSC Holdings, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed with the Commission on February 5, 2019)

5.1	Opinion of Shearman & Sterling LLP (incorporated herein by reference to Exhibit 5.1 to Altice USA's prospectus report on Form S-1/A (File No. 333-222475), filed on May 21, 2018)

Exhibit No.	Exhibit Description
10.1
Credit Agreement, dated as of October 9, 2015, by and among CSC Holdings, LLC (as successor by merger to Neptune Finco Corp.), as borrower, certain lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and security agent, Barclays Bank plc and BNP Paribas Securities Corp., as co-syndication agents, Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., Royal Bank of Canada, Societe Generale, TD Securities (USA) LLC and the Bank of Nova Scotia, as co-documentation agents, and J.P. Morgan Securities LLC, Barclays Bank plc, BNP Paribas Securities Corp., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., Royal Bank of Canada, Societe Generale, TD Securities (USA) LLC and The Bank of Nova Scotia, as joint bookrunners and lead arrangers (incorporated herein by reference to Exhibit 10.1 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

10.2
First Amendment to Credit Agreement, dated as of June 20, 2016 (incorporated herein by reference to Exhibit 10.2 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

10.3
Incremental Loan Assumption Agreement, dated as of June 21, 2016 (incorporated herein by reference to Exhibit 10.3 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

10.4
Incremental Loan Assumption Agreement, dated as of July 21, 2016 (incorporated herein by reference to Exhibit 10.4 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

10.5
Second Amendment to Credit Agreement (Extension Amendment), dated as of September 9, 2016 (incorporated herein by reference to Exhibit 10.5 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

10.6
Third Amendment to Credit Agreement (Extension Amendment, Incremental Loan Assumption Agreement & Assignment and Acceptance), dated as of December 9, 2016 (incorporated herein by reference to Exhibit 10.6 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

10.7
Fourth Amendment to Credit Agreement (Incremental Loan Assumption Agreement & Refinancing Amendment), dated as of March 15, 2017 (incorporated herein by reference to Exhibit 10.7 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

10.8
Facility Guaranty, dated as of June 21, 2016, by and among the guarantors party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.8 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

10.9
Pledge Agreement, dated as of June 21, 2016, by and among CSC Holdings, LLC, certain pledgors party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.9 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

10.10
Credit Agreement, dated as of June 12, 2015, by and among Altice US Finance I Corporation, as borrower, certain lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and security agent, and J.P. Morgan Securities LLC and BNP Paribas, as joint bookrunners and lead arrangers (incorporated herein by reference to Exhibit 10.10 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

10.11
First Amendment to Credit Agreement (Refinancing Amendment), dated as of October 25, 2016 (incorporated herein by reference to Exhibit 10.11 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

10.12
Second Amendment to Credit Agreement (Extension Amendment), dated as of December 9, 2016 (incorporated herein by reference to Exhibit 10.12 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

10.13
Third Amendment to Credit Agreement (Incremental Loan Assumption Agreement & Refinancing Amendment), dated as of March 15, 2017 (incorporated herein by reference to Exhibit 10.13 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

Exhibit No.	Exhibit Description
10.14
Loans Pledge and Security Agreement, dated as of December 21, 2015, by and between Cequel Communications Holdings II, LLC and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.14 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

10.15
Loans Pledge and Security Agreement, dated as of December 21, 2015, by and among the grantors party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.15 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

10.16
Facility Guaranty, dated as of December 21, 2015, by and among the guarantors party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.16 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

10.17
Trademark Security Agreement, dated as of December 21, 2015, by and among certain grantors thereunder and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.17 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

10.18
Copyright Security Agreement, dated as of December 21, 2015, by and between Cequel Communications, LLC and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.18 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on May 16, 2017)

10.19
Form of Stockholders' Agreement by and among Altice USA, Inc., Altice N.V. and A4 S.A. (incorporated herein by reference to Exhibit 10.19 to Altice USA's prospectus report on Form S-1/A (File No. 333-217240), filed on June 12, 2017)

10.20
Altice USA 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8 (File No. 333-222170) filed with the Commission on December 20, 2017)

10.21
Altice USA Short Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1 (File No. 333-217240) filed with the Commission on June 12, 2017)

10.22
Altice USA 2017 Long Term Incentive Plan, Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 99.1 on Form 8-K (File No. 001-38126), filed on January 3, 2018)

10.23
Fifth Amendment to Credit Agreement, dated as of January 12, 2018, by and among the Borrower, the Additional Lenders and Lead Arrangers party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent. (incorporated herein by reference to Exhibit 10.1 on Form 8-K (File No. 001-38126), filed on January 16, 2018)

10.24
Fourth Amendment to Credit Agreement (Extension Amendment), dated as of March 22, 2018 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed with the Commission on March 28, 2018)

10.25
Master Separation Agreement, dated as of May 18, 2018, by and between Altice USA, Inc. and Altice N.V.(incorporated by reference to Exhibit 10.25 of the Company's prospectus report on Form S-1/A (File No. 333-222475), filed on May 21, 2018)

10.26
Form of Stockholders' Agreement by and among Altice USA, Inc., Next Alt S.à r.l. and A4 S.A. (incorporated by reference to Exhibit 10.26 of the Company's prospectus report on Form S-1/A (File No. 333-222475), filed on May 21, 2018)

10.27
Fourth Amendment to Credit Agreement, dated as of March 22, 2018, by and among the Borrower, each of the other Loan Parties, the Lenders and JPMorgan Chase Bank, N.A. as the Administrative Agent. (incorporated herein by reference to Exhibit 10.1 on Form 8-K (File No. 001-38126), filed on March 28, 2018)

10.28
Sixth Amendment, dated as of October 15, 2018, between, inter alios, CSC Holdings, LLC as Borrower, Goldman Sachs Bank USA as Additional Lender and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 4.11 of the Company's Current Report on Form 8-K (File No. 001-38126) filed with the Commission on October 19, 2018)

Exhibit No.	Exhibit Description
10.29
Seventh Amendment to Credit Agreement, dated as of January 24, 2019, by and among the Borrower, each of the other Loan Parties, the Lenders and JPMorgan Chase Bank, N.A. as the Administrative Agent (incorporated by reference to Exhibit 4.11 on Form 8-K (File No. 001-38126, filed with the Commission on January 30, 2019)

10.30
Eighth Amendment to Credit Agreement, dated as of February 7, 2019, by and among the Borrower, each of the other Loan Parties, the February 2019 Incremental Term Loan Lenders party thereto and JPMorgan Chase Bank, N.A. as the Administrative Agent (incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 001-38126, filed with the Commission on February 8, 2019)

10.31
Stockholders’ Agreement, dated June 7, 2018, by and among Altice USA, Inc., Next Alt S.à r.l. and A4 S.A. (incorporated by reference to Exhibit 4.11 on Form 8-K (File No. 001-35126, filed with the Commission on June 13, 2018)

10.32	Altice USA 2017 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 on Form S-8 (File No. 333-228907), filed on December 19, 2018)

21*	List of subsidiaries of the Registrant

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Section 302 Certification of the CEO.

31.2*	Section 302 Certification of the CFO.

32*	Section 906 Certifications of the CEO and CFO.

101
The following financial statements of Altice USA, Inc.as included in the Altice USA Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

+
Shares of Class A common stock and Class B common stock of the Company will be distributed in an uncertificated form. Therefore, the Company is not filing specimen Class A common stock or Class B common stock certificates. Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4 hereto.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March, 2019.

Altice USA, Inc.

By:	/s/ Charles Stewart
Name:	Charles Stewart
Title:	Co-President, Chief Financial Officer and Director
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

Signature	Title	Date
/s/ Dexter Goei	Chief Executive Officer and Director	March 1, 2019
Dexter Goei	(Principal Executive Officer)

/s/ Charles Stewart	Co-President, Chief Financial Officer and Director	March 1, 2019
Charles Stewart	(Principal Financial Officer)

/s/ Layth Taki	Senior Vice President and Chief Accounting Officer	March 1, 2019
Layth Taki	(Principal Accounting Officer)

/s/ Patrick Drahi	Chairman and Director	March 1, 2019
Patrick Drahi

/s/ Gerrit Jan Bakker	Director	March 1, 2019
Gerrit Jan Bakker

/s/ Manon Brouillette	Director	March 1, 2019
Manon Brouillette

/s/ David Drahi	Director	March 1, 2019
David Drahi

/s/ Mark Mullen	Director	March 1, 2019
Mark Mullen

/s/ Dennis Okhuijsen	Director	March 1, 2019
Dennis Okhuijsen

/s/ Raymond Svider	Director	March 1, 2019
Raymond Svider

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Altice USA, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Altice USA, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
New York, NY
March 1, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Altice USA, Inc.:
Opinion on the consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Altice USA, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Company Formation, Altice Technical Services (ATS) Acquisition and Change in Accounting Policies
- The Company was incorporated on September 14, 2015 and had no operations of its own other than the issuance of debt prior to the contribution of Cequel Corporation on June 9, 2016 by Altice Europe N.V. (formerly Altice N.V.). The results of operations of Cequel Corporation for the year ended December 31, 2016 have been included in the results of operations of the Company for the same period as Cequel Corporation was under common control with the Company throughout 2016.
- As discussed in Notes 1 and 4 to the consolidated financial statements, a substantial portion of the Company’s technical workforce at the Cablevision and Cequel segments became employees of ATS in the second and fourth quarters of 2017, respectively. Subsequent to December 31, 2017 the Company acquired 100% of ATS. As a result of the acquisition of ATS, an entity under common control, the Company has retroactively consolidated the results of operations and related assets and liabilities of ATS for all periods ATS was under common control.
- As discussed in Notes 3 and 4 to the consolidated financial statements, the Company adopted ASC 606 - Revenue from Contracts with Customers and ASU No. 2017-07 Compensation - Retirement Benefits (Topic 715).
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
New York, NY
March 1, 2019

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2018 and 2017 (In thousands)

ASSETS

	December 31, 2018	December 31, 2017

Current Assets:
Cash and cash equivalents	$298,781	$329,848
Restricted cash	257	252
Accounts receivable, trade (less allowance for doubtful accounts of $13,520 and $13,420)	448,399	370,765
Prepaid expenses and other current assets	136,285	130,425
Amounts due from affiliates	17,557	19,764
Derivative contracts	1,975	52,545
Total current assets	903,254	903,599
Property, plant and equipment, net of accumulated depreciation of $4,044,671 and $2,599,579	5,828,881	6,023,826
Investment securities pledged as collateral	1,462,626	1,720,357
Derivative contracts	109,344	—
Other assets	84,382	57,904
Amortizable intangibles, net of accumulated amortization of $2,882,787 and $2,008,573	4,192,824	5,066,454
Indefinite-lived cable television franchises	13,020,081	13,020,081
Goodwill	8,012,416	8,019,861
Total assets	$33,613,808	$34,812,082
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) December 31, 2018 and 2017 (In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2018	December 31, 2017
Current Liabilities:
Accounts payable	$857,502	$795,128
Accrued liabilities:
Interest	386,475	397,422
Employee related costs	139,806	147,727
Other accrued expenses	312,564	411,988
Amounts due to affiliates	26,096	10,998
Deferred revenue	140,053	111,197
Liabilities under derivative contracts	70	52,545
Credit facility debt	54,563	42,650
Senior guaranteed notes and senior notes and debentures	—	507,744
Capital lease obligations	5,928	9,539
Notes payable	98,134	33,424
Total current liabilities	2,021,191	2,520,362
Defined benefit plan obligations	96,794	103,163
Other liabilities	174,760	144,289
Deferred tax liability	4,723,937	4,769,286
Liabilities under derivative contracts	132,908	187,406
Collateralized indebtedness	1,406,182	1,349,474
Credit facility debt	5,860,996	4,600,873
Senior guaranteed notes and senior notes and debentures	15,359,561	15,352,688
Capital lease obligations	19,262	12,441
Notes payable	7,974	32,478
Deficit investments in affiliates	—	3,579
Total liabilities	29,803,565	29,076,039
Commitments and contingencies (Note 17)
Redeemable equity	130,007	231,290
Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 496,064,027 and 246,982,292 issued and outstanding	4,961	2,470
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued and 212,976,259 and 490,086,674 outstanding	2,130	4,901
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	3,423,803	4,665,229
Retained earnings	251,830	840,636
	3,682,724	5,513,236
Accumulated other comprehensive loss	(11,783)	(10,022)
Total stockholders' equity	3,670,941	5,503,214
Noncontrolling interest	9,295	1,539
Total stockholders' equity	3,680,236	5,504,753
	$33,613,808	$34,812,082
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years ended December 31, 2018, 2017 and 2016 (In thousands, except per share amounts)

	2018	2017	2016
Revenue (including revenue from affiliates of $2,575, $1,100 and $1,086 respectively) (See Note 16)	$9,566,608	$9,306,950	$6,017,212
Operating expenses:
Programming and other direct costs (including charges from affiliates of $7,261, $4,176 and $1,947 respectively) (See Note 16)	3,173,076	3,035,655	1,911,230
Other operating expenses (including charges from affiliates of $16,307, $33,140 and $18,854 respectively) (See Note 16)	2,290,266	2,347,315	1,702,472
Restructuring and other expense	38,548	152,401	240,395
Depreciation and amortization (including impairments)	2,382,339	2,930,571	1,700,306
	7,884,229	8,465,942	5,554,403
Operating income	1,682,379	841,008	462,809
Other income (expense):
Interest expense (including interest expense to affiliates and related parties of $600, $90,405 and $112,712, respectively) (See Note 16)	(1,556,282)	(1,603,132)	(1,456,541)
Interest income	10,856	1,921	13,811
Gain (loss) on investments and sale of affiliate interests, net	(250,877)	237,354	142,102
Gain (loss) on derivative contracts, net	218,848	(236,330)	(53,696)
Gain (loss) on interest rate swap contracts	(61,697)	5,482	(72,961)
Loss on extinguishment of debt and write-off of deferred financing costs (including $513,723 related to affiliates and related parties in 2017) (See Note 16)	(48,804)	(600,240)	(127,649)
Other income (expense), net	(12,484)	(13,651)	980
	(1,700,440)	(2,208,596)	(1,553,954)
Loss before income taxes	(18,061)	(1,367,588)	(1,091,145)
Income tax benefit	38,655	2,862,352	259,666
Net income (loss)	20,594	1,494,764	(831,479)
Net income attributable to noncontrolling interests	(1,761)	(1,587)	(551)
Net income (loss) attributable to Altice USA, Inc. stockholders	$18,833	$1,493,177	$(832,030)
Income (loss) per share:
Basic and diluted income (loss) per share:	$0.03	$2.15	$(1.28)
Basic and diluted weighted average common shares (in thousands)	730,088	696,055	649,525
Cash dividends declared per common share	$2.035	$1.29	$0.69

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) Years ended December 31, 2018, 2017 and 2016 (In thousands)

	2018	2017	2016
Net income (loss)	$20,594	$1,494,764	$(831,479)
Other comprehensive income (loss):
Defined benefit pension plans:
Unrecognized actuarial gain (loss)	830	(18,632)	3,452
Applicable income taxes	(220)	7,441	(1,381)
Unrecognized gain (loss) arising during period, net of income taxes	610	(11,191)	2,071
Settlement loss included in other expense, net	1,268	1,845	(154)
Applicable income taxes	(342)	(738)	62
Settlement loss included in other expense, net, net of income taxes	926	1,107	(92)
Curtailment loss	—	(3,195)	—
Applicable income taxes	—	1,278	—
Curtailment loss, net of income taxes	—	(1,917)	—
Foreign currency translation adjustment	967	—	—
Applicable income taxes	(261)	—	—
Foreign currency translation adjustment, net	706	—	—
Other comprehensive gain (loss)	2,242	(12,001)	1,979
Comprehensive income (loss)	22,836	1,482,763	(829,500)
Comprehensive income attributable to noncontrolling interests	(1,761)	(1,587)	(551)
Comprehensive income (loss) attributable to Altice USA, Inc. stockholders	$21,075	$1,481,176	$(830,051)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Years ended December 31, 2018, 2017 and 2016 (In thousands)
	Class A Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2016	$—	$2,252,028	$(143,948)	$—	$2,108,080	$—	$2,108,080
Impact of change in accounting policy in connection with the adoption of ASU No. 2014-09	—	—	12,666	—	12,666	—	12,666
Balance at January 1, 2016, as adjusted	—	2,252,028	(131,282)	—	2,120,746	—	2,120,746

Net loss attributable to stockholders	—	—	(832,030)	—	(832,030)	—	(832,030)
Noncontrolling interests acquired	—	—	—	—	—	(264)	(264)
Net income attributable to noncontrolling interests	—	—	—	—	—	551	551
Pension liability adjustments, net of income taxes	—	—	—	1,979	1,979	—	1,979
Share-based compensation expense	—	14,368	—	—	14,368	—	14,368
Change in fair value of redeemable equity	—	(68,148)	—	—	(68,148)	—	(68,148)
Contributions from stockholders	—	1,246,499	—	—	1,246,499	—	1,246,499
Distributions to stockholders	—	(445,176)	—	—	(445,176)	—	(445,176)
Excess tax benefit on share-based awards	—	31	—	—	31	—	31
Tax impact related to the Newsday Holdings, LLC transactions	—	3,952	—	—	3,952	—	3,952
Balance at December 31, 2016	$—	$3,003,554	$(963,312)	$1,979	$2,042,221	$287	$2,042,508

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (continued) Years ended December 31, 2018, 2017 and 2016 (In thousands)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2017	$—	$—	$3,003,554	$(963,312)	$1,979	$2,042,221	$287	$2,042,508
Net income attributable to stockholders	—	—	—	1,493,177	—	1,493,177	—	1,493,177
Net income attributable to noncontrolling interests	—	—	—	—	—	—	1,587	1,587
Pension liability adjustments, net of income taxes	—	—	—	—	(12,001)	(12,001)	—	(12,001)
Share-based compensation expense	—	—	57,430	—	—	57,430	—	57,430
Change in redeemable equity	—	—	(163,142)	—	—	(163,142)	—	(163,142)
Contributions from stockholders	—	—	51,135	—	—	51,135	—	51,135
Receivable from parent	—	—	(50,000)	—	—	(50,000)	—	(50,000)
Distributions to stockholders/non-controlling interest	—	—	(839,700)	—	—	(839,700)	(335)	(840,035)
Recognition of previously unrealized excess tax benefits related to share-based awards in connection with the adoption of ASU 2016-09	—	—	—	310,771	—	310,771	—	310,771
Issuance of common stock pursuant to organizational transactions prior to IPO	2,349	4,901	2,257,002	—	—	2,264,252	—	2,264,252
Issuance of common stock pursuant to IPO	121	—	348,950	—	—	349,071	—	349,071
Balance at December 31, 2017	$2,470	$4,901	$4,665,229	$840,636	$(10,022)	$5,503,214	$1,539	$5,504,753

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (continued) Years ended December 31, 2018, 2017 and 2016 (In thousands)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2018	$2,470	$4,901	$4,665,229	$840,636	$(10,022)	$5,503,214	$1,539	$5,504,753
Net income attributable to stockholders	—	—	—	18,833	—	18,833	—	18,833
Net income attributable to noncontrolling interests	—	—	—	—	—	—	1,761	1,761
Contributions from noncontrolling interests	—	—	—	—	—	—	5,995	5,995
Pension liability adjustments, net of income taxes	—	—	—	—	1,536	1,536	—	1,536
Foreign currency translation adjustment, net of income taxes	—	—	—	—	706	706	—	706
Share-based compensation expense	—	—	59,812	—	—	59,812	—	59,812
Redeemable equity vested	—	—	169,452	—	—	169,452	—	169,452
Change in redeemable equity	—	—	(68,169)	—	—	(68,169)	—	(68,169)
Dividend payment	—	—	(963,711)	(536,224)	—	(1,499,935)	—	(1,499,935)
Class A shares acquired through share repurchase program and retired	(280)	—	(499,720)	—	—	(500,000)	—	(500,000)
Conversion of Class B to Class A shares, including $2,424 in connection with the Distribution	2,771	(2,771)	—	—	—	—	—	—
Impact of i24 Acquisition	—	—	61,769	(73,578)	(1,840)	(13,649)	—	(13,649)
Other changes to equity	—	—	(859)	—	—	(859)	—	(859)
Adoption of ASU No. 2018-02	—	—	—	2,163	(2,163)	—	—	—
Balance at December 31, 2018	$4,961	$2,130	$3,423,803	$251,830	$(11,783)	$3,670,941	$9,295	$3,680,236

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2018, 2017 and 2016 (In thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$20,594	$1,494,764	$(831,479)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including impairments)	2,382,339	2,930,571	1,700,306
Impairment of assets included in restructuring charges	—	—	2,445
Equity in net loss of affiliates	10,849	10,040	1,132
Loss (gain) on investments and sale of affiliate interests, net	250,877	(237,354)	(142,102)
Loss (gain) on derivative contracts, net	(218,848)	236,330	53,696
Loss on extinguishment of debt and write-off of deferred financing costs	48,804	600,240	127,649
Amortization of deferred financing costs and discounts (premiums) on indebtedness	85,121	31,046	27,799
Settlement loss related to pension plan	1,268	1,845	3,298
Share-based compensation expense	59,812	57,430	14,368
Deferred income taxes	(67,603)	(2,880,154)	(263,989)
Excess tax benefit on share-based awards	—	—	(31)
Provision for doubtful accounts	71,426	74,183	53,249
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(144,079)	(89,683)	(58,760)
Other receivables	4,246	(12,835)	9,413
Prepaid expenses and other assets	(14,889)	(7,426)	56,395
Amounts due from and due to affiliates	11,049	(34,326)	41,351
Accounts payable	12,455	73,888	(11,814)
Accrued liabilities	(130,631)	(241,701)	312,871
Deferred revenue	72,426	12,310	9,835
Liabilities related to interest rate swap contracts	53,101	(921)	78,823
Net cash provided by operating activities	2,508,317	2,018,247	1,184,455
Cash flows from investing activities:
Capital expenditures	(1,153,589)	(951,349)	(625,541)
Payment for acquisitions, net of cash acquired	(10,753)	(46,703)	(8,988,774)
Sale of affiliate interest	(3,537)	—	13,825
Proceeds related to sale of equipment, including costs of disposal	10,779	9,743	5,885
Increase in other investments	9,327	(4,773)	(4,608)
Settlement of put call options	—	(97,410)	—
Additions to other intangible assets	(584)	(1,707)	(106)
Net cash used in investing activities	(1,148,357)	(1,092,199)	(9,599,319)

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) Years ended December 31, 2018, 2017 and 2016 (In thousands)

	2018	2017	2016
Cash flows from financing activities:
Proceeds from credit facility debt, net of discounts	$3,489,313	$5,593,675	$5,510,256
Repayment of credit facility debt	(2,221,175)	(4,411,581)	(9,133,543)
Proceeds from notes payable to affiliates and related parties	—	—	1,750,000
Issuance of senior notes and debentures	2,050,000	—	1,310,000
Redemption of senior notes, including premiums and fees	(2,628,962)	(1,729,400)	—
Proceeds from collateralized indebtedness, net	516,513	838,794	179,388
Repayment of collateralized indebtedness and related derivative contracts, net	(516,513)	(831,059)	(143,102)
Dividends to stockholders	(1,499,935)	(919,317)	(365,559)
Proceeds from notes payable	15,955	33,733	—
Repayment of notes payable	(32,632)	—	—
Excess tax benefit on share-based awards	—	—	31
Principal payments on capital lease obligations	(10,228)	(15,157)	(18,837)
Purchase of shares of Altice USA, Inc. Class A common stock, pursuant to a share repurchase program	(500,000)	—	—
Additions to deferred financing costs	(28,468)	(8,600)	(203,712)
Other	(859)	—	—
Contingent payment for acquisition	(30,000)	—	—
Proceeds from IPO, net of fees	—	349,071	—
Contributions from stockholders	—	1,135	1,246,499
Contributions from noncontrolling interests, net	5,995	(335)	—
Net cash provided by (used in) financing activities	(1,390,996)	(1,099,041)	131,421
Net decrease in cash and cash equivalents	(31,036)	(172,993)	(8,283,443)
Effect of exchange rate changes on cash and cash equivalents	(26)	—	—
Net increase in cash and cash equivalents	(31,062)	(172,993)	(8,283,443)
Cash, cash equivalents and restricted cash at beginning of year	330,100	503,093	8,786,536
Cash, cash equivalents and restricted cash at end of year	$299,038	$330,100	$503,093
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

NOTE 1.    DESCRIPTION OF BUSINESS AND RELATED MATTERS
The Company and Related Matters
Altice USA, Inc. ("Altice USA" or the "Company") was incorporated in Delaware on September 14, 2015. Prior to the distribution discussed below, Altice USA was majority-owned by Altice N.V., a public company with limited liability (naamloze vennootshcap) under Dutch law. Since the completion of the Altice N.V. distribution discussed below, the Company is no longer majority-owned by Altice N.V. Altice N.V. changed its name to Altice Europe N.V. ("Altice Europe") upon completion of the distribution discussed below.
The Company provides broadband communications and video services in the United States and markets its services under two brands: Optimum, in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. It delivers broadband, pay television, telephony services, proprietary content and advertising services to residential and business customers. As these brands are managed on a consolidated basis, the Company classifies its operations in one segment.
Altice Europe, through a subsidiary, acquired Cequel Corporation ("Cequel" or "Suddenlink") on December 21, 2015 ("Cequel Acquisition") and Cequel was contributed to Altice USA on June 9, 2016. Altice USA had no operations of its own other than the issuance of debt prior to the contribution of Cequel on June 9, 2016 by Altice Europe. The results of operations of Cequel for the year ended December 31, 2016 have been included in the results of operations of Altice USA for the same period, as Cequel was under common control with Altice USA.
Altice USA acquired Cablevision Systems Corporation ("Cablevision" or "Optimum") on June 21, 2016 (see discussion below) and the results of operations of Cablevision are included with the results of operations of Cequel since the date of acquisition.
The accompanying combined consolidated financial statements ("consolidated financial statements") include the accounts of the Company and all subsidiaries in which the Company has a controlling interest and gives effect to the ATS Acquisition and the i24 Acquisition discussed below. All significant inter-company accounts and transactions have been eliminated in consolidation.
The accompanying consolidated financial statements also reflect the retrospective adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers and ASU No. 2017‑07 Compensation-Retirement Benefits (Topic 715). See Note 4 for further details of the impact on the Company's historical financial statements.
Acquisition of Cablevision Systems Corporation
On June 21, 2016 (the "Cablevision Acquisition Date"), pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), dated as of September 16, 2015, by and among Cablevision, Altice Europe, Neptune Merger Sub Corp., a wholly-owned subsidiary of Altice Europe ("Merger Sub"), Merger Sub merged with and into Cablevision, with Cablevision surviving the merger (the "Cablevision Acquisition").
In connection with the Cablevision Acquisition, each outstanding share of the Cablevision NY Group Class A common stock, par value $0.01 per share ("CNYG Class A Shares"), and Cablevision NY Group Class B common stock, par value $0.01 per share ("CNYG Class B Shares", and together with the CNYG Class A Shares, the "Shares"), and together with the Cablevision NY Group Class A common stock, the "Shares" other than Shares owned by Cablevision, Altice Europe or any of their respective wholly-owned subsidiaries, in each case not held on behalf of third parties in a fiduciary capacity, received $34.90 in cash without interest, less applicable tax withholdings (the "Cablevision Acquisition Consideration").
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
In connection with the Cablevision Acquisition, in October 2015, Neptune Finco Corp. ("Finco"), an indirect wholly-owned subsidiary of Altice Europe formed to complete the financing described herein and the merger with CSC Holdings, LLC ("CSC Holdings"), a wholly-owned subsidiary of Cablevision, borrowed an aggregate principal amount of $3,800,000 under a term loan facility (the "Term Credit Facility") and entered into revolving loan commitments in an aggregate principal amount of $2,000,000 (the "Revolving Credit Facility" and, together with the Term Credit Facility, the "Credit Facilities").
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
On June 21, 2016, in connection with the Cablevision Acquisition, the Company issued notes payable to affiliates and related parties aggregating $1,750,000, of which $875,000 bore interest at 10.75% and $875,000 bore interest at 11%. See Note 11 for a discussion regarding the conversion of these notes payable to shares of the Company's common stock prior to the consummation of the IPO.
The Cablevision Acquisition was accounted for as a business combination in accordance with ASC Topic 805. Accordingly, the Company stepped up 100% of the assets and liabilities assumed to their fair value at the Cablevision Acquisition Date. See Note 5 for further details.
Acquisition of Altice Technical Services US Corp
Altice Technical Services US Corp. ("ATS") was formed to provide network construction and maintenance services and commercial and residential installations, disconnections, and maintenance. During the second quarter of 2017, a substantial portion of the Company's technical workforce at Cablevision either accepted employment with ATS or became employees of ATS and ATS commenced operations and began to perform services for the Company. A substantial portion of the Cequel technical workforce became employees of ATS in December 2017. Additionally, in the second quarter of 2017, the Company entered into an Independent Contractor Agreement with ATS that governed the terms of the services provided to the Company and entered into a Transition Services Agreement for the use of the Company's resources to provide various overhead functions to ATS, including accounting, legal and human resources and for the use of certain facilities, vehicles and technician tools during a transitional period. The Transition Services Agreement required ATS to reimburse the Company for its cost to provide such services.
In January 2018, the Company acquired 70% of the equity interests in ATS for $1.00 (the "ATS Acquisition") and the Company became the owner of 100% of the equity interests in ATS in March 2018. ATS was previously owned by Altice Europe and a member of ATS's management through a holding company. As the acquisition is a combination of businesses under common control, the Company combined the results of operations and related assets and liabilities of ATS for all periods since its formation. See Note 4 for the impact of the ATS Acquisition on the Company's consolidated balance sheet and statement of operations as of and for the year ended December 31, 2017. In connection with the ATS Acquisition, the Company recorded goodwill of $23,101, representing the amount previously transferred to ATS.
Acquisition of i24NEWS
In April 2018, Altice Europe transferred its ownership of i24 US and i24 Europe ("i24NEWS"), Altice Europe's 24/7 international news and current affairs channels to the Company for minimal consideration (the "i24 Acquisition"). As the acquisition was a combination of businesses under common control, the Company combined the results of operations and related assets and liabilities of i24NEWS as of April 1, 2018. Operating results for periods prior to April 1, 2018 and the balance sheet as of December 31, 2017 have not been revised to reflect the i24 Acquisition as the impact was deemed immaterial.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Initial Public Offering
In June 2017, the Company completed its initial public offering ("IPO") of 71,724,139 shares of its Class A common stock (12,068,966 shares sold by the Company and 59,655,173 shares sold by existing stockholders) at a price to the public of $30.00 per share, including the underwriters full exercise of their option to purchase 7,781,110 shares to cover overallotments. At the date of the IPO, Altice Europe owned approximately 70.2% of the Company's issued and outstanding common stock, which represented approximately 98.2% of the voting power of the Company's outstanding common stock. The Company’s Class A common stock began trading on June 22, 2017, on the New York Stock Exchange under the symbol "ATUS".
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

•
BC Partners LLP ("BCP") and Canada Pension Plan Investment Board (‘‘CPPIB and together with BCP, the‘‘Co-Investors’’) and Uppernext S.C.S.p. ("Uppernext"), an entity controlled by Mr. Patrick Drahi (founder and controlling stockholder of Altice Europe), exchanged their indirect ownership interest in the Company for shares of the Company’s common stock;

•	Neptune Management LP (‘‘Management LP’’) redeemed its Class B units for shares of the Company’s common stock that it received from the redemption of its Class B units in Neptune Holding US LP;

•
the Company converted $525,000 aggregate principal amount of notes issued by the Company to the Co-Investors (together with accrued and unpaid interest and applicable premium) into shares of the Company’s common stock at the IPO price (see Note 11 for further details);

•
$1,225,000 aggregate principal amount of notes issued by the Company to a subsidiary of Altice Europe (together with accrued and unpaid interest and applicable premium) was transferred to CVC 3 B.V., an indirect subsidiary of Altice Europe ("CVC 3") and then the Company converted such notes into shares of the Company’s common stock at the IPO price (see Note 11 for further details);

•
the Co-Investors, Neptune Holding US LP, A4 S.A. (an entity controlled by the family of Mr. Drahi), and former Class B unitholders of Management LP (including Uppernext) exchanged shares of the Company’s common stock for new shares of the Company’s Class A common stock; and

•	CVC 3 and A4 S.A. exchanged shares of the Company’s common stock for new shares of the Company’s Class B common stock.
Altice Europe Distribution
On June 8, 2018, Altice Europe distributed substantially all of its equity interest in the Company through a distribution in kind to holders of Altice Europe's common shares A and common shares B (the “Distribution”). The Distribution took place by way of a special distribution in kind by Altice Europe of its 67.2% interest in the Company to Altice Europe shareholders. Each shareholder of Altice Europe on May 23, 2018, the Distribution record date, received 0.4163 shares of the Company's common stock for every share held by such shareholder in Altice Europe. Between May 24, 2018 and June 4, 2018, each Altice Europe shareholder was given the opportunity to elect the percentage of shares of the Company's Class A common stock and shares of the Company's Class B common stock such shareholder would receive in the Distribution, whereby the number of shares of the Company's Class B common stock to be distributed was subject to a cap of 50% of the total shares of the Company's common stock being distributed (the “Class B Cap”). Because the Class B Cap had been exceeded, the shares of the Company's Class B common stock delivered to Altice Europe’s shareholders of record who elected to receive them were subject to proration, and such shareholders received shares of

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

the Company's Class A common stock.
Immediately following the Distribution, there were 489,384,523 shares of Altice USA Class A common stock and 247,684,443 shares of Altice USA Class B common stock outstanding.
Prior to Altice Europe's announcement of the Distribution, the Board of Directors of Altice USA, acting through its independent directors, approved the payment of a $2.035 dividend to all shareholders of record on May 22, 2018. The payment of the dividend, aggregating $1,499,935, was made on June 6, 2018, and was funded with cash at CSC Holdings LLC, a wholly-owned subsidiary of Cablevision, from financings completed in January 2018, and cash generated from operations at Cequel. In connection with the payment of the dividend, the Company recorded a decrease in retained earnings of $536,224, representing the cumulative earnings through the payment date, and a decrease in paid in capital of $963,711.
In connection with the Distribution, the Management Advisory and Consulting Services Agreement with Altice Europe which provided certain consulting, advisory and other services was terminated. See Note 16 for further details.
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
From inception through December 31, 2018, the Company repurchased an aggregate of 28,028,680 shares for a total purchase price of approximately $500,000.  These acquired shares were retired and the cost for these shares was recorded in paid in capital in the Company's consolidated balance sheet.  As of December 31, 2018, the Company had approximately $1,500,000 of availability remaining under its stock repurchase program and had 709,040,286 combined Class A and Class B shares outstanding.
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Summary of Significant Accounting Policies
Revenue Recognition
Residential Services
The Company derives revenue through monthly charges to residential customers of its pay television, broadband, and telephony services, including installation services. In addition, the Company derives revenue from digital video recorder ("DVR"), video-on-demand ("VOD"), pay-per-view, and home shopping commissions which are reflected in "Residential pay TV" revenues. The Company recognizes pay television, broadband, and telephony revenues as the services are provided to a customer on a monthly basis. Revenue from the sale of bundled services at a discounted rate is allocated to each product based on the standalone selling price of each performance obligation within the bundled offer. The standalone selling price requires judgment and is typically determined based on the current prices at which the separate services are sold by the Company. Installation revenue for the Company's residential services is deferred and recognized over the benefit period, which is estimated to be less than one year. The estimated benefit period takes into account both quantitative and qualitative factors including the significance of average installation fees to total recurring revenue per customer.
The Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  In instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the years ended December 31, 2018, 2017 and 2016, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $257,467, $259,075 and $154,732, respectively.
Business and Wholesale Services
The Company derives revenue from the sale of products and services to both large enterprise and small and medium-sized business ("SMB") customers, including broadband, telephony, networking, and pay television services reflected in "Business services and wholesale" revenues. The Company's business services also include Ethernet, data transport, and

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

IP-based virtual private networks. The Company also provides managed services to businesses, including hosted telephony services (cloud based SIP-based private branch exchange), managed Wi-Fi, managed desktop and server backup and managed collaboration services including audio and web conferencing. The Company also offers fiber-to-the-tower services to wireless carriers for cell tower backhaul and enable wireline communications service providers to connect to customers that their own networks do not reach. The Company recognizes revenues for these services as the services are provided to a customer on a monthly basis.
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
The following table provides information about contracts assets and contract liabilities related to contracts with customers:

	December 31,
	2018	2017
Contract assets (a)	$26,405	$24,329
Deferred revenue (b)	190,056	117,679

(a)	Contract assets include primarily sales commissions for enterprise customers that are deferred and amortized over the average contract term.

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
The following table presents the composition of revenue:

	Years Ended December 31,
	2018	2017	2016
Residential:
Pay TV	$4,156,428	$4,274,122	$2,788,873
Broadband	2,887,455	2,608,595	1,651,574
Telephony	652,895	700,765	465,771
Business services and wholesale	1,362,758	1,298,213	819,541
Advertising	482,649	391,866	252,049
Other	24,423	33,389	39,404
Total revenue	$9,566,608	$9,306,950	$6,017,212
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

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Advertising Expenses
Advertising costs are charged to expense when incurred and are reflected in "other operating expenses" in the accompanying consolidated statements of operations.  Advertising costs amounted to $240,273, $224,120 and $135,513 for the years ended December 31, 2018, 2017 and 2016, respectively.
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
The Company estimated the fair value of carried interest units using an option pricing model. Key inputs that were used in applying the option pricing method were total equity value, equity volatility, risk free rate and time to liquidity event. The estimate of total equity value was determined using a combination of the income approach, which incorporated cash flow projections that were discounted at an appropriate rate, and the market approach, which involved applying a market multiple to the Company’s projected operating results. The Company estimated volatility based on the historical equity volatility of comparable publicly-traded companies. Subsequent to the IPO, such subjective valuations and estimates were no longer necessary as the Company relied on the market price of the Company’s common stock to determine the fair value of share-based compensation awards. See Note 15 to the consolidated financial statements for additional information about our share-based compensation.
For stock option awards, the Company recognizes compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model and amortizes the fair value to share-based compensation expense over the requisite service period.
Income Taxes
The Company's provision for income taxes is based on current period income, changes in deferred tax assets and liabilities and changes in estimates with regard to uncertain tax positions.  Deferred tax assets are subject to an ongoing assessment of realizability.  The Company provides deferred taxes for the outside basis difference of its investment in partnerships.
Cash and Cash Equivalents
The Company's cash investments are placed with money market funds and financial institutions that are investment grade as rated by S&P Global Ratings and Moody's Investors Service.  The Company selects money market funds that predominantly invest in marketable, direct obligations issued or guaranteed by the United States government or its agencies, commercial paper, fully collateralized repurchase agreements, certificates of deposit, and time deposits.
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
Investments
Investment securities and investment securities pledged as collateral are classified as trading securities and are stated at fair value with realized and unrealized holding gains and losses included in the consolidated statements of operations.

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

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Derivative Financial Instruments
The Company accounts for derivative financial instruments as either assets or liabilities measured at fair value.  The Company uses derivative instruments to manage its exposure to market risks from changes in certain equity prices and interest rates and does not hold or issue derivative instruments for speculative or trading purposes.  These derivative instruments are not designated as hedges, and changes in the fair values of these derivatives are recognized in the consolidated statements of operations as gain (loss) on derivative contracts or gain (loss) on interest rate swap contracts.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when the Company believes it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated.
Foreign Currency
Certain of the Company's i24NEWS subsidiaries are located outside the United States. The functional currency for these subsidiaries is determined based on the primary economic environment in which the subsidiary operates. Revenues and expenses for these subsidiaries are translated into U.S. dollars using rates that approximate those in effect during the period while the assets and liabilities are translated into U.S. dollars using exchange rates in effect at the end of each period. The resulting gains and losses from these translations are recognized in cumulative translation adjustment included in accumulated other comprehensive loss in stockholders’ equity on the consolidated balance sheets.
Common Stock of Altice USA
Each holder of Class A common stock has one vote per share while holders of Class B common stock have twenty-five votes per share. Class B shares can be converted to Class A common stock at anytime with a conversion ratio of one Class A common share for one Class B common share.
The following table provides details of the Company's shares of common stock outstanding:

	Shares of Common Stock Outstanding
	Class A Common Stock	Class B Common Stock
Balance at June 21, 2017 and December 31, 2017	246,982,292	490,086,674
Altice Europe Distribution on June 8, 2018 (see Note 1)	242,402,231	(242,402,231)
Conversion of Class B common stock to Class A common stock	34,708,184	(34,708,184)
Retirement of Class A common shares in connection with the Company's stock repurchase plan (see Note 1)	(28,028,680)	—
Balance at December 31, 2018	496,064,027	212,976,259
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
In 2018, the Company paid dividends of $1,499,935 (see discussion in Note 1). Prior to the Company's IPO, the Company declared and paid cash distributions to stockholders aggregating $839,700 in the second quarter of 2017. In 2016, the Company declared cash distributions of $445,176 of which $365,559 were paid in 2016 and $79,617 were paid in the first quarter of 2017.

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
The weighted average shares used in the calculation of the diluted net income per share attributable to Altice USA stockholders for the years ended December 31, 2018 and 2017 is the same as the weighted average shares used in the calculation of basic net income per share as the weighted average common stock equivalents totaling approximately 6,292,000 shares and 14,000 shares, respectively, were antidilutive.
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
The Company did not have a single customer that represented 10% or more of its consolidated revenues for the years ended December 31, 2018, 2017 and 2016 or 10% or more of its consolidated net trade receivables at December 31, 2018, and 2017, respectively.
Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  See Note 13 for a discussion of fair value estimates.
Reclassifications
Certain reclassifications have been made to the 2017 and 2016 financial statements to conform to the 2018 presentation.
NOTE 3.    ACCOUNTING PRONOUNCEMENTS
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718). ASU No. 2017-09 provides clarity and guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 was adopted by the Company on January 1, 2018 and it had no impact to the Company's consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715). ASU No. 2017-07 requires that an employer disaggregate the service cost component from the other components of net benefit cost. It also provides guidance on how to present the service cost component and the other components of net benefit cost in the income statement and what component of net benefit cost is eligible for capitalization. ASU No. 2017‑07 was adopted by the Company on January 1, 2018 and was applied retrospectively. As a result of the adoption, the Company reclassified the non-service cost components of the Company's pension expense for the year ended December 2017and 2016 from other operating expenses to other income (expense), net. The Company elected to apply the practical expedient which allowed it to reclassify amounts disclosed previously in the benefits plan note as the basis for applying retrospective presentation for comparative periods, as the Company determined it was impracticable to disaggregate the cost components for amounts capitalized and amortized in those periods. See Note 4 for information on the impact of the adoption of ASU No. 2017-07.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which amends Topic 805 to interpret the definition of a business by adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted the new guidance on January 1, 2018 and it had no impact to the Company's consolidated financial statements.
In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, in order to clarify the Codification and to correct any unintended application of the guidance. The amendments in this update affected the guidance in ASC 606. ASC 606 was adopted by the Company on January 1, 2018 on a full retrospective basis, which required the Company to reflect the impact of the updated guidance for all periods presented. The adoption of ASC 606 did not have a material impact on the Company’s financial position or results of operations. See Note 4 for information on the impact of the adoption of ASC 606.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU No. 2016-15 also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The Company adopted the new guidance on January 1, 2018 and it had no impact to the Company's consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 modifies how entities measure certain equity investments and also modifies the recognition of changes in the fair value of financial liabilities measured under the fair value option. Entities will be required to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. For financial liabilities measured using the fair value option, entities will be required to record changes in fair value caused by a change in instrument-specific credit risk (own credit risk) separately in other comprehensive income. ASU No. 2016-01 was adopted by the Company on January 1, 2018 and it had no impact to the Company's consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 replaced most existing revenue recognition guidance in GAAP (See Note 4).
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
In February 2016, the FASB issued ASU No. 2016-02, Leases, which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance became effective for the Company on January 1, 2019. The Company will adopt the new guidance using the modified retrospective approach with a cumulative-effect adjustment recorded at the beginning of the period of adoption. The Company will elect the package of practical expedients permitted within the standard, which allow an entity to forgo reassessing (1) whether a contract contains a lease, (2) classification of leases, and (3) whether capitalized costs associated with a lease meet the definition of initial direct costs. Also, the Company will elect the expedient allowing an entity to use hindsight to determine the lease term and impairment of right of-use assets and the expedient related to land easements which allows the Company not to retrospectively treat land easements as leases; however, must apply lease accounting prospectively to land easements if they meet the definition of a lease. While the Company is continuing to assess the impacts of ASU No. 2016-02, it estimates that the adoption of ASU No. 2016-02 will result in the recognition of right-of-use assets and lease liabilities for operating leases of approximately 1% of its total assets on its consolidated balance sheet, with no material impact to its consolidated statements of operations.
NOTE 4.    CHANGE IN ACCOUNTING POLICIES AND ATS ACQUISITION
Adoption of ASC 606 - Revenue from Contracts with Customers
On January 1, 2018, the Company adopted the guidance pursuant to ASC 606. The Company elected to apply the guidance on a full retrospective basis, which required the Company to reflect the impact of the updated guidance for all periods presented. The adoption of the guidance resulted in the deferral of certain installation revenue, the deferral of certain commission expenses, and a reduction of revenue due to the reclassification of certain third-party giveaways and incentives from operating expense. Additionally, the Company made changes in the composition of revenue resulting from the allocation of value related to bundled services sold to residential customers at a discount.
Installation Services Revenue
Pursuant to ASC 606, the Company's installation services revenue is deferred and recognized over the benefit period. For residential customers, the benefit period is less than one year. For business and wholesale customers, the benefit period is the contract term. Prior to the adoption of ASC 606, the Company recognized installation services revenue for residential and SMB customers when installations were completed. As a result of the deferral of installation services revenue for residential and SMB customers, the Company recognized contract liabilities of $6,978 and recorded a cumulative effect adjustment of $5,093 (net of tax of $1,885) to retained earnings. The accounting for installation services revenue related to business and wholesale customers has not changed.
Commission Expenses
Pursuant to ASC 606, the Company defers commission expenses related to obtaining a contract with a customer when the expected amortization is greater than one year and amortizes these costs over the average contract term. For commission expenses related to customer contracts with a term of one year or less, the Company is utilizing the practical

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

expedient and is recognizing the costs when incurred.  Prior to the adoption of ASC 606, the Company recognized commission expenses related to the sale of its services when incurred. As a result of the change in the timing of recognition of these commission expenses, the Company recognized contract assets of $24,329 and recorded a cumulative effect adjustment of $17,759 (net of tax of $6,570) to retained earnings.
Third-Party Product Giveaways and Incentives
When the Company acts as the agent in providing certain product giveaways or incentives, revenue is recorded net of the costs of the giveaways and incentives. For the periods prior to January 1, 2018, costs for the giveaways and incentives recorded in other operating expense have been reclassified to revenue.
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
Adoption of ASU No. 2017-07 - Compensation-Retirement Benefits (Topic 715)
On January 1, 2018, the Company adopted the guidance pursuant to ASU No. 2017‑07. ASU No. 2017‑07 requires that an employer disaggregate the service cost component from the other components of net benefit cost. In connection with the adoption of ASU No. 2017‑07, the Company retroactively reclassified certain pension costs from other operating expenses to other income (expense), net. The adoption of ASU No. 2017-07 had no impact on the Company's consolidated balance sheet.
Acquisition of Altice Technical Services US Corp
As discussed in Note 1, the Company completed the ATS Acquisition in the first quarter of 2018. ATS was previously owned by Altice Europe and a member of ATS's management through a holding company. As the acquisition is a combination of businesses under common control, the Company combined the results of operations and related assets and liabilities of ATS for all periods since the formation of ATS, including goodwill of $23,101, representing the amount previously transferred to ATS.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes the impact of adopting ASC 606 and the impact of the ATS Acquisition on the Company's consolidated balance sheet:

	December 31, 2017
	As Reported	Impact of ASC 606	Impact of ATS Acquisition	As Adjusted
Cash and cash equivalents	$273,329	$—	$56,519	$329,848
Other current assets	580,231	14,068	(20,548)	573,751
Property, plant and equipment, net	6,063,829	—	(40,003)	6,023,826
Goodwill	7,996,760	—	23,101	8,019,861
Other assets, long-term	19,861,076	10,261	(6,541)	19,864,796
Total assets	$34,775,225	$24,329	$12,528	$34,812,082
Current liabilities	$2,492,983	$6,978	$20,401	$2,520,362
Deferred tax liability	4,775,115	4,685	(10,514)	4,769,286
Liabilities, long-term	21,779,997	—	6,394	21,786,391
Total liabilities	29,048,095	11,663	16,281	29,076,039
Redeemable equity	231,290	—	—	231,290
Paid-in-capital	4,642,128	—	23,101	4,665,229
Retained earnings	854,824	12,666	(26,854)	840,636
Total stockholders' equity	5,495,840	12,666	(3,753)	5,504,753
Total liabilities and stockholders' equity	$34,775,225	$24,329	$12,528	$34,812,082
The following table summarizes the impact of adopting ASC 606 and ASU No. 2017-07 and the impact of the ATS Acquisition on the Company's consolidated statements of operations:

	Year Ended December 31, 2017
	As Reported	Impact of ASC 606	Impact of ASU No. 2017-07	Impact of ATS Acquisition	As Adjusted
Residential:
Pay TV	$4,214,745	$59,878	$—	$(501)	$4,274,122
Broadband	2,563,772	45,192	—	(369)	2,608,595
Telephony	823,981	(122,981)	—	(235)	700,765
Business services and wholesale	1,298,817	(604)	—	—	1,298,213
Advertising	391,866	—	—	—	391,866
Other	33,389	—	—	—	33,389
Total revenue	9,326,570	(18,515)	—	(1,105)	9,306,950

Programming and other direct costs	3,035,655	—	—	—	3,035,655
Other operating expenses	2,342,655	(18,515)	(11,863)	35,038	2,347,315
Restructuring and other expense	152,401	—	—	—	152,401
Depreciation and amortization	2,930,475	—	—	96	2,930,571
Operating income	865,384	—	11,863	(36,239)	841,008
Other expense, net	(2,196,733)	—	(11,863)	—	(2,208,596)
Loss before income taxes	(1,331,349)	—	—	(36,239)	(1,367,588)
Income tax benefit	2,852,967	—	—	9,385	2,862,352
Net income	$1,521,618	$—	$—	$(26,854)	$1,494,764

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31, 2016
	As Reported	Impact of ASC 606	Impact of ASU No. 2017-07	As Adjusted
Residential:
Pay TV	$2,759,216	$29,657	$—	$2,788,873
Broadband	1,617,029	34,545	—	1,651,574
Telephony	529,973	(64,202)	—	465,771
Business services and wholesale	819,541	—	—	819,541
Advertising	252,049	—	—	252,049
Other	39,404	—	—	39,404
Total revenue	6,017,212	—	—	6,017,212

Programming and other direct costs	1,911,230	—	—	1,911,230
Other operating expenses	1,705,615	—	(3,143)	1,702,472
Restructuring and other expense	240,395	—	—	240,395
Depreciation and amortization	1,700,306	—	—	1,700,306
Operating income	459,666	—	3,143	462,809
Other expense, net	(1,550,811)	—	(3,143)	(1,553,954)
Loss before income taxes	(1,091,145)	—	—	(1,091,145)
Income tax benefit	259,666	—	—	259,666
Net loss	$(831,479)	$—	$—	$(831,479)
NOTE 5.    BUSINESS COMBINATIONS
ATS Acquisition
As the ATS acquisition discussed in Note 1 is a combination of businesses under common control, the Company combined the results of operations and related assets and liabilities of ATS for all periods since its formation. See Note 4 for the impact of the ATS Acquisition on the Company's consolidated balance sheet and statement of operations as of and for the year ended December 31, 2017.
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

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	Fair Values	Estimated Useful Lives

Current assets	$1,923,071
Accounts receivable	271,305
Property, plant and equipment	4,864,621	2-18 years
Goodwill	5,842,172
Indefinite-lived cable television franchises	8,113,575	Indefinite-lived
Customer relationships	4,850,000	8 to 18 years
Trade names (a)	1,010,000	12 years
Amortizable intangible assets	23,296	1-15 years
Other non-current assets	748,998
Current liabilities	(2,311,201)
Long-term debt	(8,355,386)
Deferred income taxes.	(6,832,773)
Other non-current liabilities	(189,355)
Total	$9,958,323

(a)	See Note 10 for additional information regarding a change in the remaining estimated useful lives of the Company's trade names.
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
Other Acquisitions
In connection with certain acquisitions completed in 2018, the Company recorded goodwill of $7,608 which represents the excess of the estimated purchase price of approximately $9,945 (based on current probability of contingent consideration) over the net book value of assets acquired.
In connection with certain acquisitions completed in the first and fourth quarters of 2017, the Company recorded amortizable intangibles of $45,000 relating to customer relationships and $9,400 relating to other amortizable intangibles. The Company recorded goodwill of $23,936, which represents the excess of the estimated purchase price of approximately $80,000 over the net book value of assets acquired.
NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
The Company's non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2018	2017	2016
Non-Cash Investing and Financing Activities:

Conversion of notes payable to affiliates and related parties of $1,750,000 (together with accrued and unpaid interest and applicable premium) to common stock (See Note 11)	$—	$2,264,252	$—
Property and equipment accrued but unpaid	213,936	171,604	155,653
Distributions declared but not paid	—	—	79,617
Leasehold improvements paid by landlord	350	3,998	—
Notes payable issued to vendor for the purchase of equipment	95,394	40,131	12,449
Capital lease obligations	13,548	9,385	—
Deferred financing costs accrued but unpaid	1,005	—	2,570
Contingent consideration for acquisitions	6,195	32,233	—
Receivable related to the sale of an investment	4,015	—	—
Supplemental Data:
Cash interest paid	1,481,468	1,765,126	1,192,370
Income taxes paid, net	13,667	29,006	1,538

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 7.    RESTRUCTURING AND OTHER EXPENSE
Restructuring
Beginning in the first quarter of 2016, the Company commenced restructuring initiatives that were intended to simplify the Company's organizational structure.

The following table summarizes the activity for these initiatives:
	Severance and Other Employee Related Costs	Facility Realignment and Other Costs	Total
Restructuring charges incurred in 2016	$215,420	$11,157	$226,577
Payments and other	(113,301)	(2,760)	(116,061)
Accrual balance at December 31, 2016	102,119	8,397	110,516
Restructuring charges	142,679	7,243	149,922
Payments and other	(131,324)	(6,014)	(137,338)
Accrual balance at December 31, 2017	$113,474	$9,626	$123,100
Restructuring charges	15,580	15,447	31,027
Payments and other	(107,600)	(11,458)	(119,058)
Accrual balance at December 31, 2018	$21,454	$13,615	$35,069
Cumulative costs to date relating to these initiatives amounted to $407,526.
Transaction Costs
For the year ended December 31, 2018, the Company incurred transaction costs of $7,521 relating to the Distribution discussed in Note 1. For the year ended December 31, 2017, the Company incurred transaction costs of $2,479 related to the acquisition of a business during the first quarter of 2017 and other transactions. For the year ended December 31, 2016, the Company incurred transaction costs of $13,845, related primarily to the acquisition of Cablevision.
NOTE 8.    PROPERTY, PLANT AND EQUIPMENT
Costs incurred in the construction of the Company's cable systems, including line extensions to, and upgrade of, the Company's hybrid fiber/coaxial infrastructure and construction of the parallel fiber to the home ("FTTH") infrastructure, are capitalized. This includes initial placement of the feeder cable to connect a customer that had not been previously connected, and headend facilities.  These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities.  The internal costs that are capitalized consist of salaries and benefits of the Company's employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities.  These costs are depreciated over the estimated life of the plant (10 to 25 years) and headend facilities (5 to 25 years).  Costs of operating the plant and the technical facilities, including repairs and maintenance, are expensed as incurred.
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

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Property, plant and equipment (including equipment under capital leases) consist of the following assets, which are depreciated or amortized on a straight-line basis over the estimated useful lives shown below:

	December 31, 2018	December 31, 2017	Estimated Useful Lives
Customer premise equipment	$1,354,510	$1,093,726	3 to 5 years
Headends and related equipment	1,852,105	1,626,293	5 to 25 years
Infrastructure	4,595,143	4,003,845	5 to 25 years
Equipment and software	1,083,166	918,298	3 to 10 years
Construction in progress (including materials and supplies)	215,684	240,496
Furniture and fixtures	57,448	52,545	5 to 8 years
Transportation equipment	146,387	138,147	5 to 10 years
Buildings and building improvements	411,573	394,421	10 to 40 years
Leasehold improvements	109,110	108,071	Term of lease
Land	48,426	47,563
	9,873,552	8,623,405
Less accumulated depreciation and amortization	(4,044,671)	(2,599,579)
	$5,828,881	$6,023,826
For the years ended December 31, 2018, 2017 and 2016 the Company capitalized certain costs aggregating $134,265, $151,646 and $75,804, respectively, related to the acquisition and development of internal use software, which are included in the table above.
Depreciation expense on property, plant and equipment (including capital leases) for the years ended December 31, 2018, 2017 and 2016 amounted to $1,508,125, $1,588,764 and $1,046,896, respectively.
The gross amount of buildings and equipment and related accumulated depreciation recorded under capital leases is presented below:

	December 31,
	2018	2017
Buildings and equipment	$41,554	$48,936
Less accumulated depreciation	(10,663)	(12,972)
	$30,891	$35,964
NOTE 9.    OPERATING LEASES
The Company leases certain office, production, and transmission facilities, as well as office equipment, under terms of leases expiring at various dates through 2044.  The leases generally provide for escalating rentals over the term of the lease plus certain real estate taxes and other costs or credits.  Costs associated with such operating leases are recognized on a straight-line basis over the initial lease term.  The difference between rent expense and rent paid is recorded as deferred rent. Rent expense for the years ended December 31, 2018, 2017 and 2016 amounted to $104,298, $95,017 and $65,881, respectively.
The minimum future annual payments for all operating leases (with initial or remaining terms in excess of one year) during the next five years and thereafter, at rates now in force are as follows:

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

2019	$47,905
2020	50,356
2021	43,362
2022	34,882
2023	25,234
Thereafter	167,941
NOTE 10.    INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired amortizable intangible assets:

	As of December 31, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$5,970,884	$(2,162,110)	$3,808,774	$5,970,884	$(1,409,021)	$4,561,863	8 to 18 years
Trade names (a)	1,067,083	(701,998)	365,085	1,067,083	(588,574)	478,509	2 to 5 years
Other amortizable intangibles	37,644	(18,679)	18,965	37,060	(10,978)	26,082	1 to 15 years
	$7,075,611	$(2,882,787)	$4,192,824	$7,075,027	$(2,008,573)	$5,066,454

(a)
On May 23, 2017, Altice Europe announced the adoption of a global brand to replace the Company's brands in the future, reducing the remaining useful lives of these trade name intangibles to three years from the date of the adoption, which reflected one year as an in-use asset and two years as a defensive asset. In December 2017, the Company made a decision to postpone the adoption of a global brand that would have replaced the Optimum brand, increasing the useful life of the Optimum trade name intangible asset to 5 years.

Amortization expense for the years ended December 31, 2018, 2017 and 2016 aggregated $874,214, $1,341,807 and $653,410, respectively.
The following table sets forth the estimated amortization expense on intangible assets for the periods presented:

Estimated amortization expense
Year Ending December 31, 2019	$778,922
Year Ending December 31, 2020	697,316
Year Ending December 31, 2021	617,794
Year Ending December 31, 2022	532,998
Year Ending December 31, 2023	371,198

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The carrying amount of goodwill is presented below:

Goodwill as of January 1, 2016	$2,040,402
Goodwill recorded in connection with Cablevision Acquisition	5,838,959
Adjustments to purchase accounting relating to Cequel Acquisition	113,339
Goodwill as of December 31, 2016	7,992,700
Goodwill recorded in connection with acquisitions in the first and fourth quarter of 2017	23,948
Adjustments to purchase accounting relating to Cablevision Acquisition	3,213
Goodwill as of December 31, 2017	8,019,861
Reclassification of goodwill to property, plant and equipment related to Cequel	(15,041)
Goodwill recorded in connection with an acquisition during the third quarter of 2018	7,608
Adjustment to purchase accounting relating to business acquired in fourth quarter of 2017	(12)
Goodwill as of December 31, 2018	$8,012,416
NOTE 11.    DEBT
Credit Silo Combination
In October 2018, the Company combined its Suddenlink and Optimum businesses under a single credit silo (the “Combination”). The integration of the Suddenlink and Optimum businesses was aimed at aligning Altice USA’s debt capital structure and to simplify Altice USA’s financing strategy and financial reporting requirements. The Combination was effected mainly by the following transactions:

•
In October 2018, Altice US Finance, Cequel Capital Corporation and Cequel Communications Holdings I, LLC (“CCHI”) commenced an offer to exchange (the "Exchange Offer") any and all outstanding senior notes and senior secured notes issued by them (the "Original Cequel Notes") for up to $5,520,000 aggregate principal amount of new notes (the "New Cequel Notes") and, in the case of the 5.375% secured notes due 2023 and 5.500% secured notes due 2026, and cash of $6,500. The Exchange Offer was accompanied by a consent solicitation to amend the terms of each series of the notes subject to the Exchange Offer (except the 5.125% Senior Notes due 2021) and the indentures governing such notes. Approximately $5,500,050 of the outstanding notes subject to the Exchange Offer were exchanged into corresponding series of New Cequel Notes. The proposed amendments in the consent solicitation, which have become operative effective November 27, 2018 (the “Combination Date”), eliminated or waived substantially all of the restrictive covenants, eliminated certain events of default, and modified or eliminated certain other provisions governing the Original Cequel Notes (except the 5.125% Senior Notes due 2021) to the extent that they remain outstanding.

•
In October 2018, CSC Holdings entered into a Sixth Amendment to the CSC Credit Facilities Agreement (the “Combination Incremental Term Loan Agreement”). The Combination Incremental Term Loan Agreement provided for, among other things, new incremental term loan commitments in an aggregate principal amount of $1,275,000.

On or following the Combination Date the following transactions were completed:

•	The Company redeemed $5,206 principal amount of the Original Cequel Notes that were outstanding after the consummation of the Exchange Offer.

•	New Cequel Notes with an aggregate principal balance of $5,500,050 were converted into $5,499,156 principal amount of CSC Holdings senior note (see detail below).

•
Pursuant to the Combination Incremental Term Loan Agreement, on the Combination Date, CSC Holdings entered into a $1,275,000 7-year incremental term loan maturing January 2026 (the “Incremental Term Loan B-3”). The proceeds from the Incremental Term Loan B-3 were used to repay the entire principal amount of loans under Cequel’s existing Term Loan Facility and other transaction costs related to the Combination. The Incremental Term Loan B-3 has a margin of 2.25% over LIBOR and was issued with an original issue discount of 25 basis points. The Company is required to make scheduled quarterly payments equal to 0.25% (or $3,188)

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

of the principal amount of the Incremental Term Loan B-3, beginning with the fiscal quarter ended June 30, 2019, with the remaining balance scheduled to be paid on January 15, 2026.

•
The Combination was implemented by a series of corporate transactions, including: (i) CCHI merging into Cablevision, with Cablevision as the surviving entity (the “Holdco Merger”), and (ii) Cequel Communications Holdings II, LLC (the direct parent of Cequel) merging into CSC Holdings, with CSC Holdings as the surviving entity. In connection with the Holdco Merger, Cablevision assumed all of the obligations of CCHI that remained outstanding after giving effect to the Combination Exchange under the indentures governing the outstanding Original Cequel Notes.

The following is a summary of the results of the Exchange Offer:

	Original Cequel Notes	Remaining Original Cequel Notes	Notes Redeemed in Cash	Principal of New CSC Holdings Notes
5.375% Senior Secured Notes due 2023	$1,100,000	$—	$4,157	$1,095,825
5.5% Senior Secured Notes due 2026	1,500,000	—	1,049	1,498,806
5.125% Senior Notes due 2021	1,250,000	8,886	—	1,240,762
7.75% Senior Notes due 2025	620,000	1,740	—	617,881
7.5% Senior Notes due 2028	1,050,000	4,118	—	1,045,882
	$5,520,000	$14,744	$5,206	$5,499,156
CSC Holdings Credit Facilities
In connection with the Cablevision Acquisition, in October 2015, Finco, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($2,955,000 outstanding at December 31, 2018) (the “CSC Term Loan Facility”, and the term loans extended under the CSC Term Loan Facility, the “CSC Term Loans”) and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,300,000 (the “CSC Revolving Credit Facility” and, together with the Term Loan Facility, the “CSC Credit Facilities”), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016, March 15, 2017, January 12, 2018 and October 15, 2018, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the “CSC Credit Facilities Agreement”).
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
Borrowings under the CSC Revolving Credit Facility are comprised of eurodollar borrowings or alternate base rate borrowings, and bear interest at a rate per annum equal to the adjusted LIBO rate or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 2.25% per annum and (ii) with respect to any eurodollar loan, 3.25% per annum.
The amendment to the CSC Credit Facilities Agreement entered into on September 9, 2016, extended the maturity date of the CSC Term Loan Facility to October 11, 2024. In October 2016, CSC Holdings used the net proceeds from the sale of $1,310,000 aggregate principal amount of 5.5% senior guaranteed notes due 2027 (the ‘‘2027 Guaranteed Notes’’) (after the deduction of fees and expenses) to prepay outstanding loans under the CSC Holdings Term Credit Facility that were not extended pursuant to this amendment. In connection with the prepayment of the Term Credit Facility, the Company wrote-off the deferred financing costs and the unamortized discount related to the existing term loan aggregating $102,894. Additionally, the Company recorded deferred financing costs and an original issue discount of $7,249 and $6,250, respectively, which were subsequently written-off in connection with the Extension Amendment discussed below.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The amendment to the CSC Credit Facilities Agreement entered into on March 15, 2017 (“Extension Amendment”) increased the Term Loan by $500,000 to $3,000,000 and the maturity date for this facility was extended to July 17, 2025. The closing of the Extension Amendment occurred in April 2017 and the proceeds were used to refinance the entire $2,493,750 principal amount of existing Term Loans and redeem $500,000 of the 8.625% Senior Notes due September 2017 issued by Cablevision. In connection with the Extension Amendment and the redemption of the senior notes, the Company recorded a loss on extinguishment of debt and write-off of deferred financing costs aggregating $18,976. The Term Loan is comprised of eurodollar borrowings or alternate base rate borrowings, and bears interest at a rate per annum equal to the adjusted LIBO rate or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 1.25% per annum and (ii) with respect to any eurodollar loan, 2.25% per annum. The Company is required to make scheduled quarterly payments equal to 0.25% (or $7,500) of the principal amount of the Term Loan, beginning with the fiscal quarter ended September 30, 2017, with the remaining balance scheduled to be paid on July 17, 2025. The Company recorded deferred financing costs and an original issue discount of $4,390 and $15,000, respectively, which are both being amortized to interest expense over the term of the Term Loan.
In January 2018, CSC Holdings entered into a new $1,500,000 incremental term loan facility (the "Incremental Term Loan B-2") under its existing credit facilities agreement. The Incremental Term Loan B-2 was priced at 99.5% and will mature on January 25, 2026. The Incremental Term Loan B-2 is comprised of eurodollar borrowings or alternate base rate borrowings, and bears interest at a rate per annum equal to the adjusted LIBO rate or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 1.50% per annum and (ii) with respect to any eurodollar loan, 2.50% per annum. The Company is required to make scheduled quarterly payments equal to 0.25% (or $3,750) of the principal amount of the Incremental Term Loan B-2, beginning with the fiscal quarter ended September 30, 2018, with the remaining balance scheduled to be paid on January 26, 2026.
See discussion above under "Credit Silo Combination" regarding the Sixth Amendment to the CSC Credit Facilities Agreement, which provided for, among other things, new incremental term loan commitments in an aggregate principal amount of $1,275,000.
The CSC Credit Facilities Agreement requires the prepayment of outstanding CSC Term Loans, subject to certain exceptions and deductions, with (i) 100% of the net cash proceeds of certain asset sales, subject to reinvestment rights and certain other exceptions; and (ii) commencing with the fiscal year ending December 31, 2017, a pari ratable share (based on the outstanding principal amount of the Term Loans divided by the sum of the outstanding principal amount of all pari passu indebtedness and the Term Loans) of 50% of annual excess cash flow, which will be reduced to 0% if the consolidated net senior secured leverage ratio of CSC Holdings is less than or equal to 4.5 to 1.
The obligations under the CSC Credit Facilities are guaranteed by each restricted subsidiary of CSC Holdings (other than CSC TKR, LLC and its subsidiaries and certain excluded subsidiaries) (the “Initial Guarantors”) and, subject to certain limitations, will be guaranteed by each future material wholly-owned restricted subsidiary of CSC Holdings.  The obligations under the CSC Credit Facilities (including any guarantees thereof) are secured on a first priority basis, subject to any liens permitted by the Credit Facilities, by capital stock held by CSC Holdings or any guarantor in certain subsidiaries of CSC Holdings, subject to certain exclusions and limitations.
The CSC Credit Facilities Agreement includes certain negative covenants which, among other things and subject to certain significant exceptions and qualifications, limit CSC Holdings' ability and the ability of its restricted subsidiaries to: (i) incur or guarantee additional indebtedness, (ii) make investments, (iii) create liens, (iv) sell assets and subsidiary stock, (v) pay dividends or make other distributions or repurchase or redeem our capital stock or subordinated debt, (vi) engage in certain transactions with affiliates, (vii) enter into agreements that restrict the payment of dividends by subsidiaries or the repayment of intercompany loans and advances; and (viii) engage in mergers or consolidations. In addition, the CSC Revolving Credit Facility includes a financial maintenance covenant solely for the benefit of the lenders under the CSC Revolving Credit Facility consisting of a maximum consolidated net senior secured leverage ratio of CSC Holdings and its restricted subsidiaries of 5.0 to 1.0. The financial covenant will be tested on the last day of any fiscal quarter, but only if on such day there are outstanding borrowings under the CSC Revolving Credit Facility (including swingline loans but excluding any cash collateralized letters of credit and undrawn letters of credit not to exceed $15,000).

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The CSC Credit Facilities Agreement also contains certain customary representations and warranties, affirmative covenants and events of default (including, among others, an event of default upon a change of control). If an event of default occurs, the lenders under the CSC Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the CSC Credit Facilities and all actions permitted to be taken by a secured creditor.
CSC Holdings was in compliance with all of its financial covenants under the CSC Credit Facilities as of December 31, 2018.
Cequel Credit Facilities
In October 2018, in connection with the Combination described above, amounts outstanding pursuant to the Cequel Credit Facilities, defined below, aggregating $1,249,188 were repaid from the proceeds of the CSC Holdings Senior Secured Term Loan B and all commitments pursuant to the Cequel Credit Facilities were cancelled.
Prior to the Combination, an indirect wholly-owned subsidiary of Cequel had entered into a senior secured credit facility which provided term loans in an aggregate principal amount of $1,265,000 (the “Cequel Term Loan Facility”) and revolving loan commitments in an aggregate principal amount of $350,000 (the “Cequel Revolving Credit Facility” and, together with the Cequel Term Loan Facility, the “Cequel Credit Facilities”). The Company was required to make scheduled quarterly payments equal to 0.25% (or $3,163) of the principal amount of the outstanding Cequel term loan, beginning with the fiscal quarter ended September 30, 2017, with the remaining balance scheduled to be paid on July 28, 2025.
In April 2017, Cequel used proceeds from the term loan facility to refinance the entire $812,963 principal amount of loans under the then outstanding term loan and redeem $450,000 of the 6.375% Senior Notes due September 15, 2020. In connection with the redemption of the senior notes, the Company recorded a loss on extinguishment of debt and write-off of deferred financing costs aggregating $28,684.
Loans comprising each eurodollar borrowing or alternate base rate borrowing, as applicable, bore interest at a rate per annum equal to the adjusted LIBO rate or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin was:

•	in respect of the Cequel term loans, (i) with respect to any alternate base rate loan, 1.25% per annum and (ii) with respect to any eurodollar loan, 2.25% per annum, and

•	in respect of Cequel Revolving Credit Facility loans (i) with respect to any alternate base rate loan, 2.25% per annum and (ii) with respect to any eurodollar loan, 3.25% per annum.
The following table provides details of the Company's outstanding credit facility debt:

		Interest Rate at December 31, 2018	December 31, 2018		December 31, 2017
	Maturity Date		Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Restricted Group:
Revolving Credit Facility (b)	$20,000 on October 9, 2020, remaining balance on November 30, 2021 (d)	5.71%	$250,000	$231,425	$450,000	$425,488
Term Loan B	July 17, 2025	4.71%	2,955,000	2,939,425	2,985,000	2,967,818
Incremental Term Loan B-2	January 25, 2026	4.96%	1,492,500	1,475,778	—	—
Incremental Term Loan B-3 (c)	January 15, 2026	4.75%	1,275,000	1,268,931	—	—
Cequel:
Term Loan Facility (c)			—	—	1,258,675	1,250,217
			$5,972,500	5,915,559	$4,693,675	4,643,523
Less: Current portion				54,563		42,650
Long-term debt				$5,860,996		$4,600,873

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

(a)	The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums.

(b)
At December 31, 2018, $147,564 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $1,902,436 of the facility was undrawn and available, subject to covenant limitations.

(c)	Proceeds from the CSC Holdings term loan were used to repay outstanding amount under the Cequel Term loan in October 2018 in connection with the Combination. See discussion above.

(d)	See Note 21 for a discussion of the Company's refinancing of the Revolving Credit Facility.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Senior Guaranteed Notes, Senior Secured Notes, and Senior Notes and Debentures
The following table summarizes the Company's senior guaranteed notes, senior secured notes and senior notes and debentures:

		Interest Rate		December 31, 2018		December 31, 2017
Date Issued	Maturity Date			Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
February 6, 1998	February 15, 2018	7.875%		$—	$—	$300,000	$301,184
July 21, 1998	July 15, 2018	7.625%	(e)	—	—	500,000	507,744
February 12, 2009	February 15, 2019	8.625%	(h)	526,000	527,749	526,000	541,165
November 15, 2011	November 15, 2021	6.750%		1,000,000	969,285	1,000,000	960,146
May 23, 2014	June 1, 2024	5.250%		750,000	671,829	750,000	660,601
October 9, 2015	January 15, 2023	10.125%	(h)	1,800,000	1,781,424	1,800,000	1,777,914
October 9, 2015	October 15, 2025	10.875%		1,684,221	1,663,027	1,684,221	1,661,135
November 27, 2018	December 15, 2021	5.125%	(g)	1,240,762	1,155,264	—	—
November 27, 2018	July 15, 2025	7.750%	(g)	617,881	603,889	—	—
November 27, 2018	April 1, 2028	7.500%	(g)	1,045,882	1,044,143	—	—
CSC Holdings Senior Guaranteed Notes:
October 9, 2015	October 15, 2025	6.625%		1,000,000	988,052	1,000,000	986,717
September 23, 2016	April 15, 2027	5.500%		1,310,000	1,304,936	1,310,000	1,304,468
January 29, 2018	February 1, 2028	5.375%		1,000,000	992,064	—	—
November 27, 2018	July 15, 2023	5.375%	(g)	1,095,825	1,078,428	—	—
November 27, 2018	May 15, 2026	5.500%	(g)	1,498,806	1,484,278	—	—
Cablevision Senior Notes (b):
April 15, 2010	April 15, 2018	7.750%	(d)	—	—	750,000	754,035
April 15, 2010	April 15, 2020	8.000%		500,000	495,302	500,000	492,009
September 27, 2012	September 15, 2022	5.875%		649,024	585,817	649,024	572,071
May 16, 2013 Sept. 9, 2014	December 15, 2021	5.125%	(f)	8,886	8,274	—	—
June 12, 2015	July 15, 2025	7.750%	(f)	1,740	1,690	—	—
April 5, 2018	April 1, 2028	7.500%	(f)	4,118	4,110	—	—
Cequel and Cequel Capital Senior Notes:
October 25, 2012	September 15, 2020	6.375%	(c)	—	—	1,050,000	1,027,493
May 16, 2013 Sept. 9, 2014	December 15, 2021	5.125%	(g)	—	—	1,250,000	1,138,870
June 12, 2015	July 15, 2025	7.750%	(g)	—	—	620,000	604,374
Altice US Finance I Corporation Senior Secured Notes:
June 12, 2015	July 15, 2023	5.375%	(g)	—	—	1,100,000	1,082,482
April 26, 2016	May 15, 2026	5.500%	(g)	—	—	1,500,000	1,488,024
				$15,733,145	15,359,561	16,289,245	15,860,432
Less: current portion					—		507,744
Long-term debt					$15,359,561		$15,352,688

(a)
The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums and with respect to certain notes, a fair value adjustment resulting from the Cequel and Cablevision acquisitions.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

(b)
The issuers of these notes have no ability to service interest or principal on the notes, other than through any dividends or distributions received from CSC Holdings. CSC Holdings is restricted, in certain circumstances, from paying dividends or distributions to the issuers by the terms of the CSC Holdings credit facilities agreement.

(c)	These notes were repaid in April 2018 with the proceeds from the issuance of new senior notes.

(d)	These notes were repaid in February 2018 with the proceeds from the 2028 Guaranteed Notes (defined below) and with the proceeds from the Incremental Term Loan.

(e)	These notes were repaid in July 2018 with borrowings under CSC Holdings revolving credit facility agreement.

(f)	In connection with the Combination discussed above, Cablevision assumed all of the obligations of the Cequel Senior Notes that were not exchanged.

(g)	Issued or exchanged for new notes in connection with the Combination discussed above or new notes in connection with the Combination discussed above.

(h)
These notes were repaid subsequent to December 31, 2018 (see Note 21 for further details). In connection with this refinancing, $526,000 of short-term senior notes were reclassified to long-term debt along with the associated unamortized fair value adjustment.

The Company may redeem some or more of all the notes at the redemption price set forth in the relevant indenture, plus accrued and unpaid interest. The indentures under which the senior notes and debentures were issued contain various covenants.  The Company was in compliance with all of its financial covenants under these indentures as of December 31, 2018.
On April 26, 2016, Altice US Finance I Corporation issued $1,500,000 aggregate principal amount of senior secured notes (the ‘‘Cequel 2026 Senior Secured Notes’’). The proceeds from the sale were used to repay the $1,477,200 remaining balance under the previous credit facility and to pay related fees and expenses. The Cequel 2026 Senior Secured Notes mature on May 15, 2026 and bear interest at a rate of 5.50% annually. Interest on the Cequel 2026 Senior Secured Notes is payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2016. Deferred financing costs recorded in connection with the issuance of these notes amounted to $13,773 and are being amortized over the term of the notes. See discussion above regarding the exchange of these notes as a result of the Combination.
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
As discussed above, in October 2016, CSC Holdings used the proceeds from the issuance of the 2027 Guaranteed Notes (after the deduction of fees and expenses) to prepay the outstanding loans under the CSC Term Credit Facility that were not extended pursuant to the extension amendment on September 9,2016. In connection with the issuance of the 2027 Guaranteed Notes, the Company incurred deferred financing costs of approximately $6,106, which are being amortized to interest expense over the term of the 2027 Guaranteed Notes.
In January 2018, CSC Holdings issued $1,000,000 aggregate principal amount of 5.375% senior guaranteed notes due February 1, 2028 (the "2028 Guaranteed Notes"). The 2028 Guaranteed Notes are senior unsecured obligations and rank pari passu in right of payment with all of the existing and future senior indebtedness, including the existing senior notes and the CSC Credit Facilities and rank senior in right of payment to all of existing and future subordinated indebtedness.
The proceeds from the 2028 Guaranteed Notes, together with proceeds from the Incremental Term Loan (discussed above), borrowings under the CSC revolving credit facility and cash on hand, were used in February 2018 to repay $300,000 principal amount of CSC Holdings' senior notes due in February 2018 and $750,000 principal amount of Cablevision senior notes due in April 2018 and a portion was used to fund the dividend of $1,499,935 to the Company's stockholders immediately prior to and in connection with the Distribution discussed in Note 1. In connection with the redemption of Cablevision senior notes, the Company paid a call premium of approximately $7,019, which was recorded as a loss on extinguishment of debt and also recorded a write-off of the unamortized premium of $2,314.
In April 2018, CCHI and Cequel Capital Corporation each an indirect, wholly owned subsidiary of the Company, issued $1,050,000 aggregate principal amount of 7.50% senior notes due April 1, 2028 (the "2028 Senior Notes"). The proceeds of these notes were used in April 2018 to redeem the $1,050,000 aggregate principal amount 6 3/8% senior notes due September 15, 2020. In connection with the redemption of these notes, the Company paid a call premium of approximately

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

$16,737, which was recorded as a loss on extinguishment of debt and also recorded a write-off of deferred financing costs aggregating $20,173. See discussion above regarding the exchange of these notes as a result of the Combination.
The indentures under which the Senior Guaranteed Notes and Senior Notes and Debentures were issued contain certain covenants and agreements with respect to investment grade debt securities, including limitations on the ability of CSC Holdings and its restricted subsidiaries to (i) incur or guarantee additional indebtedness, (ii) make investments or other restricted payments, (iii) create liens, (iv) sell assets and subsidiary stock, (v) pay dividends or make other distributions or repurchase or redeem our capital stock or subordinated debt, (vi) engage in certain transactions with affiliates, (vii) enter into agreements that restrict the payment of dividends by subsidiaries or the repayment of intercompany loans and advances, and (viii) engage in mergers or consolidations, in each case subject to certain exceptions. The indentures also contain certain customary events of default. If an event of default occurs, the obligations under the notes may be accelerated.
See Note 21 for senior guaranteed notes issued subsequent to December 31, 2018.
Notes Payable to Affiliates and Related Parties
On June 21, 2016, in connection with the Cablevision Acquisition, the Company issued notes payable to affiliates and related parties aggregating $1,750,000, of which $875,000 bore interest at 10.75% and matured on December 20, 2023 and $875,000 bore interest at 11% and matured on December 20, 2024.
In connection with the Company's IPO in June 2017, the Company converted the notes payable to affiliates and related parties (together with accrued and unpaid interest of $529 and applicable premium of $513,723) into shares of the Company’s common stock at the IPO price. The premium was recorded as a loss on extinguishment of debt on the Company's consolidated statement of operations for the year ended December 31, 2017. In connection with the conversion of the notes, the Company recorded a credit to paid in capital of $2,264,252 for the year ended December 31, 2017.
For the year ended December 31, 2017 and 2016 the Company recognized interest expense of $90,405 and $102,557 related to these notes prior to their conversion.
The following table provides a summary of the loss (gain) on extinguishment of debt and the write-off of deferred financing costs recorded by the Company upon the redemption of senior notes and the refinancing of credit facilities:

For the Year Ended December 31, 2018:
Cablevision 7.75% Senior Notes due 2018	$4,706
Cequel 6.375% Senior Notes due 2020	36,910
Cequel Credit Facility	7,733
Cequel senior and senior secured notes pursuant to the Exchange Offer discussed above	(545)
$48,804
For the Year Ended December 31, 2017:
Notes payable to affiliates	$513,723
CSC Holdings Term Loan B	12,675
CSC Holdings 10.875% Senior Notes due 2025	38,858
CSC Holdings 8.625% Senior Notes due 2017	6,300
Cequel Term Loan Facility	2,027
Cequel 6.375% Senior Notes due 2020	26,657
$600,240
For the Year Ended December 31, 2016:
CSC Holdings Term Loan B	$102,894
Cequel Term Loan Facility	24,755
$127,649

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Summary of Debt Maturities
The future maturities of debt payable by the Company under its various debt obligations outstanding as of December 31, 2018, including notes payable, collateralized indebtedness (see Note 12), and capital leases, are as follows:

Years Ending December 31,
2019	$684,624
2020	589,566
2021	4,002,251
2022	710,920
2023	2,957,403
Thereafter	14,351,818
The amounts in the table above do not include the effects of the debt transactions discussed in Note 21.
NOTE 12.    DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS
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
All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  If any one of these contracts were terminated prior to its scheduled maturity date, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2018, the Company did not have an early termination shortfall relating to any of these contracts.
The Company monitors the financial institutions that are counterparties to its equity derivative contracts.  All of the counterparties to such transactions carry investment grade credit ratings as of December 31, 2018.
Put/Call Options
In the third quarter of 2017, the Company entered into a put-call contract that expired in the third quarter of 2018 whereby the Company sold a put option and purchased a call option with the same strike price. These put-call options were settled as of December 31, 2017 and the Company recorded a loss on investments of $97,410 for the year ended December 31, 2017, which represents the difference between the strike price and the closing price of the underlying shares.
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
The following is a summary of interest rate swap contracts outstanding at December 31, 2018:

Trade Date	Maturity Date	Notional Amount	Company Pays	Company Receives
May 2016	May 2026	$750,000	Six- month LIBOR	Fixed rate of 1.665%
June 2016	May 2026	750,000	Six- month LIBOR	Fixed rate of 1.68%
May 2018	April 2019	2,970,000	Three- month LIBOR	One- month LIBOR plus 0.226%
May 2018	April 2019	1,496,250	Three- month LIBOR	One- month LIBOR plus 0.226%
April 2018	April 2019	1,255,513	Three- month LIBOR minus 0.225%	One- month LIBOR
December 2018	January 2022	500,000	Fixed rate of 2.7177%	Three-month LIBOR
December 2018	January 2022	500,000	Fixed rate of 2.733%	Three-month LIBOR
December 2018	January 2022	500,000	Fixed rate of 2.722%	Three-month LIBOR
December 2018	December 2026	750,000	Fixed rate of 2.9155%	Three-month LIBOR
December 2018	December 2026	750,000	Fixed rate of 2.9025%	Three-month LIBOR
As of December 31, 2018, the Company did not hold and has not issued derivative instruments for trading or speculative purposes.
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at December 31,
		2018	2017

Asset Derivatives:
Prepaid forward contracts	Derivative contracts, current	$—	$52,545
Interest rate swap contracts	Derivative contracts, current	1,975	—
Prepaid forward contracts	Derivative contracts, long-term	109,344	—
Interest rate swap contracts	Derivative contracts, long-term	—	—
		111,319	52,545
Liability Derivatives:
Prepaid forward contracts	Liabilities under derivative contracts, short-term	—	(52,545)
Interest rate swap contracts	Liabilities under derivative contracts, short-term	(70)	—
Prepaid forward contracts	Liabilities under derivative contracts, long-term	—	(109,504)
Interest rate swap contracts	Liabilities under derivative contracts, long-term	(132,908)	(77,902)
		$(132,978)	$(239,951)
The gain (loss) from the Company's derivative contracts related to the Comcast common stock for the years ended December 31, 2018, 2017 and 2016 of $218,848, $(138,920) and $(53,696), respectively, are reflected in gain (loss) on derivative contracts, net in the Company's consolidated statements of operations.
For the years ended December 31, 2018, 2017 and 2016 the Company recorded a gain (loss) on investments of $(261,834), $237,354 and $141,896, respectively, primarily representing the net increase (decrease) in the fair values of the investment securities pledged as collateral.
For the years ended December 31, 2018, 2017 and 2016 the Company recorded a gain (loss) on interest rate swap contracts of $(61,697), $5,482 and $(72,961) respectively.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Settlements of Collateralized Indebtedness
The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts during the years presented:

	Years Ended December 31,
	2018	2017
Number of shares	16,139,868	26,815,368
Collateralized indebtedness settled	$(516,537)	$(774,703)
Derivatives contracts settled	24	(56,356)
	(516,513)	(831,059)
Proceeds from new monetization contracts	516,513	838,794
Net cash proceeds	$—	$7,735
The cash to settle the collateralized indebtedness was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract's upside appreciation limit with downside exposure limited to the respective hedge price.
In April 2017, the Company entered into new monetization contracts related to 32,153,118 shares of Comcast common stock held by us, which synthetically reversed the then existing contracts related to these shares (the "Synthetic Monetization Closeout"). As the then existing collateralized debt matured, the Company settled the contracts with proceeds received from the new monetization contracts. The new monetization contracts mature on April 28, 2021. The new monetization contracts provide the Company with downside protection below the hedge price of $35.47 and upside benefit of stock price appreciation up to $44.72 per share. In connection with the execution of these contracts, the Company recorded (i) the fair value of the equity derivative contracts of $53,316 (in a net asset position), (ii) notes payable of $111,657, representing the fair value of the existing equity derivative contracts, in a liability position, and (iii) a discount on notes payable of $58,341.
NOTE 13.    FAIR VALUE MEASUREMENT
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
The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis:

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	Fair Value Hierarchy	December 31, 2018	December 31, 2017
Assets:
Money market funds	Level I	$91,852	$5,949
Investment securities pledged as collateral	Level I	1,462,626	1,720,357
Prepaid forward contracts	Level II	109,344	52,545
Interest rate swap contracts	Level II	1,975	—
Liabilities:
Prepaid forward contracts	Level II	—	162,049
Interest rate swap contracts	Level II	132,978	77,902
Contingent consideration related to 2017 and 2018 acquisitions	Level III	6,195	32,233
The Company's cash equivalents, investment securities and investment securities pledged as collateral are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
The Company's derivative contracts and liabilities under derivative contracts on the Company's consolidated balance sheets are valued using market-based inputs to valuation models.  These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility.  When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit risk considerations.  Such adjustments are generally based on available market evidence.  Since model inputs can generally be verified and do not involve significant management judgment, the Company has concluded that these instruments should be classified within Level II of the fair value hierarchy.
The fair value of the contingent consideration as of December 31, 2018 relating to acquisitions in the third quarter of 2018 and fourth quarter of 2017 amounted to approximately $4,500 and $1,695, respectively. The estimated amount recorded as of December 31, 2018 is 100% of the contractual amount related to the acquisition in the third quarter 2018 and 42% of the contractual amount related to the acquisition in the fourth quarter 2017. The fair value of the consideration was estimated based on a probability assessment of attaining the targets as of December 31, 2018.
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
The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized as follows:

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

		December 31, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value
CSC Holdings debt instruments:
Credit facility debt	Level II	$5,915,559	$5,972,500	$3,393,306	$3,435,000
Collateralized indebtedness	Level II	1,406,182	1,374,203	1,349,474	1,305,932
Senior guaranteed notes	Level II	5,847,758	5,646,468	2,291,185	2,420,000
Senior notes and debentures	Level II	8,416,610	8,972,722	6,409,889	7,221,846
Notes payable	Level II	64,212	63,940	56,956	55,289
Cablevision debt instruments:
Senior notes and debentures	Level II	1,095,193	1,163,843	1,818,115	1,931,239
Cequel debt instruments:		—	—
Cequel credit facility	Level II	—	—	1,250,217	1,258,675
Senior secured notes	Level II	—	—	2,570,506	2,658,930
Senior notes	Level II	—	—	2,770,737	2,983,615
Notes payable	Level II	41,896	41,896	8,946	8,946
		$22,787,410	$23,235,572	$21,919,331	$23,279,472

(a)	Amounts are net of unamortized deferred financing costs and discounts/premiums.
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
NOTE 14.    INCOME TAXES
The Company files a federal consolidated and certain state combined income tax returns with its 80% or more owned subsidiaries.
Income tax benefit attributable to the Company's operations for the years ended December 31, 2018, 2017 and 2016 consist of the following components:

	Years Ended December 31,
	2018	2017	2016
Current expense (benefit):
Federal	$(1,865)	$5,261	$(981)
State	32,347	12,530	5,310
	30,482	17,791	4,329
Deferred benefit:
Federal	26,141	(2,095,930)	(223,159)
State	(93,744)	(784,224)	(40,830)
	(67,603)	(2,880,154)	(263,989)
Tax expense (benefit) relating to uncertain tax positions	(1,534)	11	(6)
Income tax benefit	$(38,655)	$(2,862,352)	$(259,666)

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The income tax benefit attributable to the Company's operations differs from the amount derived by applying the statutory federal rate to pretax loss principally due to the effect of the following items:

	Years Ended December 31,
	2018	2017	2016
Federal tax benefit at statutory rate	$(3,793)	$(478,656)	$(381,901)
State income taxes, net of federal impact	(8,103)	(61,698)	(39,336)
Changes in the valuation allowance	15,987	(111)	297
Impact of Federal Tax Reform	—	(2,332,677)	—
Changes in the state rates used to measure deferred taxes, net of federal impact	(52,915)	(12,896)	153,239
Tax benefit relating to uncertain tax positions	(514)	(253)	(120)
Non-deductible share-based compensation related to the carried unit plan	8,677	20,101	5,029
Non-deductible Cablevision Acquisition transaction costs	—	—	4,457
Other non-deductible expenses	2,200	3,405	1,551
Other, net	(194)	433	(2,882)
Income tax benefit	$(38,655)	$(2,862,352)	$(259,666)
In late 2017, the United States enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Reform”) which significantly changed the existing U.S. tax law by implementing a reduction in the corporate tax rate to 21%, moving from a worldwide tax system to a territorial system and imposing new or additional limitations on the deductibility of interest expense and executive compensation.
Given the significance of the legislation, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allowed registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Reform in 2017 and throughout 2018.
For the year ended December 31, 2017, the Company recognized a non-cash deferred tax benefit of $2,332,677 resulting primarily from a decrease in the deferred tax liabilities with regard to fixed assets and intangibles, partially offset by a decrease in the deferred tax asset for the federal net operating loss carry forward (‘‘NOL’’).
At December 31, 2018, the Company completed its accounting of SAB 118 for all of the enactment-date income tax effects of the Tax Reform. The Company has not made any measurement-period adjustments and there were no additional material adjustments related to the Tax Reform.
During 2018, the Company determined that it met the definition of a Qualified Technology Company for New York State tax purposes and thereby was eligible for the reduced tax rate. Additionally, during 2018, the state of New Jersey enacted significant tax law changes imposing a 2.5% surtax for tax years beginning January 1, 2018 and mandating combined return filing requirements for unitary corporations for tax years beginning January 1, 2019. Accordingly, the Company recorded a net non-cash deferred tax benefit of $52,915 based on a remeasurement of the net deferred tax liability.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance are as follows:

	December 31,
	2018	2017
Noncurrent
NOLs and tax credit carry forwards	$571,413	$785,809
Compensation and benefit plans	42,484	49,698
Partnership investments	60,413	68,054
Restructuring liability	9,364	33,247
Other liabilities	38,473	40,149
Liabilities under derivative contracts	20,846	21,034
Interest deferred for tax purposes	166,668	128,516
Other	11,531	8,849
Deferred tax asset	921,192	1,135,356
Valuation allowance	(25,400)	(3,000)
Net deferred tax asset, noncurrent	895,792	1,132,356
Fixed assets and intangibles	(5,496,103)	(5,729,274)
Investments	(71,167)	(113,628)
Prepaid expenses	(7,543)	(8,105)
Fair value adjustments related to debt and deferred financing costs	(40,083)	(40,215)
Other	(4,833)	(10,420)
Deferred tax liability, noncurrent	(5,619,729)	(5,901,642)
Total net deferred tax liability	$(4,723,937)	$(4,769,286)
As of December 31, 2018, the Company's federal NOLs were approximately $1,915,759.  The utilization of certain pre-merger NOLs of Cablevision and Cequel are limited pursuant to Internal Revenue Code Section 382. The Company does not expect such limitations to impact the ability to utilize the NOLs prior to their expiration.
As of December 31, 2018, the Company has $24,126 of alternative minimum tax credits which do not expire and $17,806 of research credits, expiring in varying amounts from 2023 through 2035. Pursuant to the Tax Reform elimination of the AMT liability, the Company has submitted a refund request for 50% of the prior year’s AMT, which reflects the portion not covered by the effects of the budget sequestration.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest, is as follows:

Balance at December 31, 2016	$4,025
Increases related to prior year tax positions	11
Balance at December 31, 2017	4,036
Decreases related to prior year tax positions	(1,456)
Balance at December 31, 2018	$2,580
As of December 31, 2018, if all uncertain tax positions were sustained at the amounts reported or expected to be reported in the Company's tax returns, the elimination of the Company's unrecognized tax benefits, net of the deferred tax impact, would decrease income tax expense by $2,104.
In the second quarter of 2016, the Company changed its accounting policy on a prospective basis to present interest expense relating to uncertain tax positions as additional interest expense. For the year ended December 31, 2018, a net benefit of $2,123 of interest expense relating to reversal of uncertain tax positions from prior years offset by current interest accrual was recorded to interest expense.
The most significant jurisdictions in which the Company is required to file income tax returns include the states of New York, New Jersey, Connecticut, the City of New York, Texas and West Virginia. The State and City of New York are presently auditing income tax returns for years 2012 through 2014. The State of New Jersey is presently auditing income tax returns for years 2014 through 2017.
Management does not believe that the resolution of the ongoing income tax examination described above will have a material adverse impact on the financial position of the Company.  Changes in the liabilities for uncertain tax positions will be recognized in the interim period in which the positions are effectively settled or there is a change in factual circumstances.
NOTE 15.    SHARE-BASED COMPENSATION
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
The following table summarizes activity relating to carry units:

	Number of Time Vesting Awards	Number of Performance Based Vesting Awards	Weighted Average Grant Date Fair Value
Balance, December 31, 2017	168,550,001	10,000,000	$0.71
Vested	(68,037,500)	—	0.37
Forfeited	(16,937,501)	—	0.62
Balance, December 31, 2018	83,575,000	10,000,000	$1.14
The weighted average fair value per unit was $1.95, $2.50, and $1.76 as of December 31, 2018, 2017 and 2016, respectively. For the years ended December 31, 2018, 2017 and 2016 the Company recognized an expense of $41,321, $57,430 and $14,368, respectively, related to the push down of share-based compensation related to the carry unit plan.
Stock Option Plan
In connection with the Company's IPO, the Company adopted the Altice USA 2017 Long Term Incentive Plan (the "2017 LTIP"). Under the 2017 LTIP, the Company may grant awards of options, restricted shares, restricted share units, stock appreciation rights, performance stock, performance stock units and other awards. Under the 2017 LTIP, awards may be granted to officers, employees and consultants of the Company or any of its affiliates. The 2017 LTIP is administered by the Company's Board of Directors (the "Board"), subject to the provision of the stockholders' agreement. The Board has delegated its authority to the Company's Compensation Committee. The Compensation Committee has the full power and authority to, among other things, select eligible participants, to grant awards in accordance with the 2017 LTIP, to determine the number of shares subject to each award or the cash amount payable in connection with an award and determine the terms and conditions of each award.
In November 2018, the Board and the Company's stockholders holding a majority of the voting power of its capital stock approved an amendment to the 2017 LTIP, which increased the maximum aggregate number of shares that may be issued for all purposes under the Plan to 19,879,291. The Board has the authority to amend, suspend, or terminate the 2017 LTIP. No amendment, suspension or termination will be effective without the approval of the Company's stockholders if such approval is required under applicable laws, rules and regulations.
Options outstanding under the 2017 LTIP Plan either cliff vest on the third anniversary of the date of grant or vest over 4 years, where 50% vest on the second anniversary, 25% on the third anniversary and 25% on the fourth anniversary of the date of grant. The option awards generally are subject to continued employment with the Company, and expire ten years from the date of grant. Performance based option awards vest upon achievement of performance criteria.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes activity related to employee stock options:

	Shares Under Option		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
	Time Vesting	Performance Based Vesting			Aggregate Intrinsic Value (a)
Balance at December 31, 2017	5,110,747	—	$17.45	9.97	$8,331
Granted	6,753,659	95,953	17.58
Forfeited	(634,238)	(22,314)	17.92
Balance at December 31, 2018	11,230,168	73,639	17.50	9.47	(11,057)
Options exercisable at December 31, 2018	—	—	—	—	—

(a)	The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of the Company's Class A common stock at the respective date.
The Company recognized share-based compensation expense related to employee stock options for the year ended December 31, 2018 of $18,491.
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
The following weighted-average assumptions were used to calculate the fair values of stock option awards granted during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Risk-free interest rate	2.74%	2.30%
Expected life (in years)	6.49	6.44
Dividend yield	—%	—%
Volatility	35.72%	33.95%
Grant date fair value	$6.91	$8.77

NOTE 16.    AFFILIATE AND RELATED PARTY TRANSACTIONS
Equity Method Investments
In April 2018, Altice Europe transferred its ownership of i24 US and i24 Europe ('i24NEWS"), Altice Europe's 24/7 international news and current affairs channels to the Company for minimal consideration (the "i24NEWS Acquisition"). As the acquisition was a combination of businesses under common control, the Company combined the results of operations and related assets and liabilities of i24NEWS as of April 1, 2018. Operating results for periods prior to April 1, 2018 and the balance sheet as of December 31, 2017 have not been revised to reflect the combination of i24NEWS as the impact was deemed immaterial.
The Company's equity in the net losses of i24NEWS prior to April 1, 2018 of $1,130 and $2,821 for the year ended December 31, 2017 were recorded using the equity method and reflected in other expense, net in the Company's consolidated statements of operations. The Company's investment in i24NEWS as of December 31, 2017 of $930 is included in investment in affiliates on the Company's consolidated balance sheet.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

In April 2018, the Company redeemed a 24% interest in Newsday LLC ("Newsday") and recognized a gain of $13,298, reflected in gain (loss) on investments and sale of affiliate interests, net in the Company's consolidated statements of operations. For the year ended December 31, 2018, 2017 and 2016, the Company recorded equity in the net loss of Newsday of $9,719 $7,219 and $1,132, respectively, reflected in other expense, net in the Company's consolidated statements of operations. The Company's deficit investment in Newsday as of December 31, 2017 of $3,579 is included in deficit investments in affiliates on the Company's consolidated balance sheet. From July 7, 2016 through April 2018, the Company held a 25% ownership interest in Newsday and prior to July 7, 2016, Newsday was a wholly-owned subsidiary of Cablevision.
Affiliate and Related Party Transactions
Altice USA is controlled by Patrick Drahi who is also the controlling stockholder of Altice Europe and its subsidiaries.
As the transactions discussed below were conducted between entities under common control by Mr. Drahi and equity method investees, amounts charged for certain services may not have represented amounts that might have been received or incurred if the transactions were based upon arm's length negotiations.
The following table summarizes the revenue and charges related to services provided to or received from subsidiaries of Altice Europe and Newsday:

	Years Ended December 31,
	2018	2017	2016
Revenue	$2,575	$1,100	$1,086
Operating expenses:
Programming and other direct costs	$(7,261)	$(4,176)	$(1,947)
Other operating expenses, net	(16,307)	(33,140)	(18,854)
Operating expenses, net	(23,568)	(37,316)	(20,801)

Interest expense (see Note 11) (a)	(600)	(90,405)	(112,712)
Other income. net	149	—	—
Loss on extinguishment of debt and write-off of deferred financing costs (see Note 11)	—	(513,723)	—
Net charges	$(21,444)	$(640,344)	$(132,427)
Capital Expenditures	$14,951	$22,012	$45,886

(a)
The 2016 amount includes $10,155 related to Holdco Notes prior to the exchange in addition to the interest related to notes payable to affiliates and related parties discussed in Note 11. In connection with the Company's IPO in June 2017, the Company converted the notes payable to affiliates and related parties into shares of the Company’s common stock at the IPO price.

Revenue
The Company recognized revenue primarily from the sale of advertising to Teads.
Programming and other direct costs
Programming and other direct costs include costs incurred by the Company for the transport and termination of voice and data services provided by a subsidiary of Altice Europe.
Other operating expenses, net
A subsidiary of Altice Europe provided certain executive services, as well as consulting, advisory and other services, including, prior to the IPO, CEO, CFO and COO services, to the Company. Compensation under the terms of the agreement was an annual fee of $30,000 to be paid by the Company. Fees associated with this agreement recorded by the Company amounted to approximately $13,250, $30,000 and $20,556 for the years ended December 31, 2018, 2017 and 2016, respectively. As of June 20, 2017, the CEO, CFO and COO became employees of the Company and the

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

agreement was assigned to Altice Europe by a subsidiary of Altice Europe. This agreement was terminated upon the completion of the Distribution discussed in Note 1.
Other operating expenses also include charges for services provided by other subsidiaries of Altice Europe aggregating $3,057, $4,057 and $887, for the years ended December 31, 2018, 2017 and 2016, respectively, net of a credit of $917 and $2,589 related to transition services provided to Newsday for the years ended December 31, 2017 and 2016, respectively.
Capital Expenditures
Capital expenditures for the year ended December 31, 2018 include $14,951 for equipment purchased and software development services provided by subsidiaries of Altice Europe.
Capital expenditures for the year ended December 31, 2017 include $17,434 of equipment purchased from Altice Labs S.A., and $4,578 of software development services, that were capitalized, from Altice Management International and other Altice Europe subsidiaries.
Capital expenditures for the year ended December 31, 2016 include $44,121 of equipment purchased from Altice Management International and $1,025 from another Altice Europe subsidiary. In addition, the Company acquired certain software development services that were capitalized from Altice Labs S.A. aggregating $740.
Aggregate amounts that were due from and due to related parties are summarized below:

	December 31,
	2018	2017
Due from:
CVC 3 (a)	$13,100	$12,951
Newsday (b)	490	2,713
Altice Europe (b)	1,271	33
Altice Dominican Republic (b)	2,550	—
i24NEWS (b)	—	4,036
Other Altice Europe subsidiaries (b)	146	31
	$17,557	$19,764
Due to:
Altice Europe (c)	$15,235	$—
Newsday (b)	22	33
Altice Labs S.A. (d)	4,864	7,354
Other Altice Europe subsidiaries (d)	5,975	3,611
	$26,096	$10,998

(a)	Represents interest on senior notes paid by the Company on behalf of Altice US Finance S.A., which merged into CVC 3 in 2018.

(b)
Represents amounts paid by the Company on behalf of or for services provided to the respective related party and for Newsday, the net amounts due from the related party also include charges for certain transition services provided.

(c)	Includes $13,250 related to the agreement discussed above.

(d)	Represents amounts due to affiliates for the purchase of equipment and advertising services, as well as reimbursement for payments made on our behalf.
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

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 17.    COMMITMENTS AND CONTINGENCIES
Commitments
Future cash payments and commitments required under arrangements pursuant to contracts entered into by the Company in the normal course of business as of December 31, 2018 are as follows:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years
Off balance sheet arrangements:
Purchase obligations (a)	$8,906,134	$3,190,028	$4,940,814	$742,931	$32,361
Guarantees (b)	36,912	36,912	—	—	—
Letters of credit (c)	147,564	120	147,444	—	—
Total	$9,090,610	$3,227,060	$5,088,258	$742,931	$32,361

(a)
Purchase obligations primarily include contractual commitments with various programming vendors to provide video services to customers and minimum purchase obligations to purchase goods or services, including contracts to acquire handsets and other equipment.  Future fees payable under contracts with programming vendors are based on numerous factors, including the number of customers receiving the programming.  Amounts reflected above related to programming agreements are based on the number of customers receiving the programming as of December 31, 2018 multiplied by the per customer rates or the stated annual fee, as applicable, contained in the executed agreements in effect as of December 31, 2018.

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
The table above does not include obligations for rent related to utility poles used in our operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Rent expense incurred for pole rental attachments for the years ended December 31, 2018, 2017 and 2016 was $33,082, $31,308, and $22,432, respectively.
Legal Matters
Following expiration of the affiliation agreements for carriage of certain Fox broadcast stations and cable networks on October 16, 2010, News Corporation terminated delivery of the programming feeds to Cablevision, and as a result, those stations and networks were unavailable on Cablevision's cable television systems. On October 30, 2010, Cablevision and Fox reached an agreement on new affiliation agreements for these stations and networks, and carriage was restored. Several purported class action lawsuits alleging breach of contract, unjust enrichment, and consumer fraud and seeking unspecified compensatory damages, punitive damages and attorneys' fees were subsequently filed on behalf of Cablevision's customers seeking recovery for the lack of Fox programming. Those lawsuits were consolidated in an action before the U. S. District Court for the Eastern District of New York, and a consolidated complaint was filed in that court on February 22, 2011. On March 28, 2012, in ruling on Cablevision's motion to dismiss, the Court dismissed all of plaintiffs’ claims, except for breach of contract.  On March 30, 2014, the Court granted plaintiffs’ motion for class certification. The parties have entered into a settlement agreement, which was granted final approval by the Court on

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

May 17, 2018. As of December 31, 2018, the Company had an estimated liability associated with the settlement totaling $5,000.
In October 2015, the New York Attorney General (“NYAG”) began an investigation into whether the major Internet Service Providers in New York State deliver advertised Internet speeds. On December 21, 2018, the Company entered into a settlement agreement with the NYAG, resolving the investigation.
In the latter half of 2018, eight named plaintiffs, each on behalf of a putative class of stockholders who purchased Company common stock in the Company's IPO pursuant to the Registration Statement and Prospectus, filed complaints (seven in New York State Supreme Court, one in United States District Court for the Eastern District of New York). The lawsuits name as defendants the Company, Altice Europe, and the Company's directors, among others, and assert that all defendants violated Sections 11 and 12 of the Securities Act of 1933 (the “Securities Act”) and that the individual defendants violated Section 15 of the Securities Act as control persons.  Plaintiffs claim that the Registration Statement and Prospectus misrepresented or omitted material facts relating to the negative performance of Altice France and Altice Portugal, the disclosure of which in November 2017 negatively impacted the value of Altice USA’s stock.  The New York State Supreme Court lawsuits are presently being consolidated into one action.  The Company intends to vigorously defend the lawsuits.  Although the outcome of the matter cannot be predicted and the impact of the final resolution of this matter on the Company’s results of operations in any particular subsequent reporting period is not known at this time, management does not believe that the ultimate resolution of the matter will have a material adverse effect on the operations or financial position of the Company or the ability of the Company to meet its financial obligations as they become due.
On November 6, 2018, Sprint Communications Company L.P (“Sprint”) filed a complaint in the U.S. District Court for the District of Delaware alleging that the Company infringes Sprint’s patents purportedly relating to Voice over Internet Protocol (“VoIP”) services. On December 3, 2018, Sprint filed a second complaint alleging that the Company infringes Sprint’s patents purportedly relating to VOD services. The lawsuits are part of a pattern of litigation that was initiated as far back as 2007 by Sprint against numerous broadband and telecommunications providers. The Company is investigating the allegations, and will vigorously defend the lawsuits. Although the outcome of the matter cannot be predicted and the impact of the final resolution of this matter on the Company’s results of operations in any particular subsequent reporting period is not known at this time, management does not believe that the ultimate resolution of the matter will have a material adverse effect on the operations or financial position of the Company or the ability of the Company to meet its financial obligations as they become due, but it could be material to the Company’s consolidated results of operations or cash flows for any one period.
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
Plan Results for Defined Benefit Plans
Summarized below is the funded status and the amounts recorded on the Company's consolidated balance sheets for all of the Company's Defined Benefit Plans at December 31, 2018 and 2017:

	December 31,
	2018	2017
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$299,066	$382,517
Interest cost	9,248	11,786
Actuarial loss (gain)	(9,894)	13,171
Curtailments	—	6,332
Settlements	2,373	6,910
Benefits paid	(36,278)	(121,650)
Projected benefit obligation at end of year	264,515	299,066

Change in plan assets:
Fair value of plan assets at beginning of year	195,768	284,118
Actual gain (loss) on plan assets, net	(5,705)	6,356
Employer contributions	13,725	26,944
Benefits paid	(36,278)	(121,650)
Fair value of plan assets at end of year	167,510	195,768
Unfunded status at end of year	$(97,005)	$(103,298)
The accumulated benefit obligation for the Company's Defined Benefit Plans aggregated $264,515 and $299,066 at December 31, 2018 and 2017, respectively.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The Company's net funded status relating to its Defined Benefit Plans at December 31, 2018 and 2017, is as follows:

	December 31,
	2018	2017
Defined Benefit Plans	$(97,005)	$(103,298)
Less: Current portion related to nonqualified plans	211	135
Long-term defined benefit plan obligations	$(96,794)	$(103,163)

Components of the benefit costs, recorded in other income (expense), net, for the Defined Benefit Plans for the years ended December 31, 2018, 2017 and 2016, is as follows:

	Years Ended December 31,
	2018	2017	2016
Interest cost	$9,248	$11,786	$6,946
Expected return on plan assets, net	(987)	(4,905)	(3,880)
Curtailment loss	—	3,137	231
Settlement loss (income) (reclassified from accumulated other comprehensive loss) (a)	1,268	1,845	(154)
Non-operating pension costs	$9,529	$11,863	$3,143

(a)
As a result of benefit payments to terminated or retired individuals exceeding the service and interest costs for the Pension Plan and the Excess Cash Balance Pension Plan during the years ended December 31, 2018 and 2017 and during the period June 21, 2016 through December 31, 2016, the Company recognized non-cash settlement losses that represent the acceleration of the recognition of a portion of the previously unrecognized actuarial losses recorded in accumulated other comprehensive loss on the Company’s consolidated balance sheets relating to these plans.

Plan Assumptions for Defined Benefit Plans
Weighted-average assumptions used to determine pension costs (made at the beginning of the year) and benefit obligations (made at the end of the year) for the Defined Benefit Plans are as follows:

	Benefit Costs			Benefit Obligations at December 31,
	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Period June 21, 2016 to December 31, 2016	2018	2017
Discount rate (a)	3.87%	3.69%	3.53%	4.20%	3.50%
Rate of increase in future compensation levels	—%	—%	—%	—%	—%
Expected rate of return on plan assets (Pension Plan only)	3.67%	3.90%	3.97%	N/A	N/A

(a)
The discount rates of 3.87% 3.69% and 3.53% for the years ended December 31, 2018 and 2017 and for the period June 21, 2016 through December 31, 2016, represents the average of the quarterly discount rates used to remeasure the Company's projected benefit obligation and benefit costs in connection with the recognition of settlement losses discussed above.

The discount rate used by the Company in calculating the benefit costs for the Cash Balance Plan and the Excess Cash Balance Plan was determined based on the expected future benefit payments for the plans and from the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model. The model was developed by examining the yields on selected highly rated corporate bonds.
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
Pension Plan Assets and Investment Policy
The weighted average asset allocations of the Pension Plan at December 31, 2018 and 2017 were as follows:

	Plan Assets at December 31,
	2018	2017
Asset Class:
Mutual funds	29%	32%
Fixed income securities	65	66
Cash equivalents and other	6	2
	100%	100%
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
Investments at Estimated Fair Value
The fair values of the assets of the Pension Plan at December 31, 2018 by asset class are as follows:

Asset Class	Level I	Level II	Level III	Total

Mutual funds	$49,140	$—	$—	$49,140
Fixed income securities held in a portfolio:
Foreign issued corporate debt	—	14,002	—	14,002
U.S. corporate debt	—	43,190	—	43,190
Government debt	—	3,988	—	3,988
U.S. Treasury securities	—	38,657	—	38,657
Asset-backed securities	—	8,907	—	8,907
Other	—	205	—	205
Cash equivalents (a)	4,343	3,187	—	7,530
Total (b)	$53,483	$112,136	$—	$165,619

(a)	A significant portion represents an investment in a short-term investment fund that invests primarily in securities of high quality and low risk.

(b)	Excludes cash and net receivables relating to the sale of securities that were not settled as of December 31, 2018.
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
Benefit Payments and Contributions for Defined Benefit Plans
The following benefit payments are expected to be paid during the periods indicated:

2019	$21,137
2020	17,067
2021	17,690
2022	16,837
2023	20,119
2024-2028	93,793
The Company currently expects to contribute approximately $36,000 to the Pension Plan in 2019.
Defined Contribution Plans
The Company maintains the Altice USA 401(k) Savings Plan (formerly known as the Cablevision 401(k) Savings Plan), a contributory qualified defined contribution plan for the benefit of non-union employees of Cablevision.  Participants can contribute a percentage of eligible annual compensation and the Company will make a matching cash contribution or discretionary contribution, as defined in the plan.  In addition, the Company maintains an unfunded non-qualified Excess Savings Plan which was frozen on January 1, 2017 for which the Company provided a matching contribution similar to the Altice USA 401(k) Savings Plan.  Applicable employees of the Company were eligible for an enhanced employer matching contribution, as well as a year-end employer discretionary contribution to the Cablevision 401(k) Savings Plan and the Cablevision Excess Savings Plan.
Through September 30, 2017, the Company also maintained a 401(k) plan for employees of Cequel. Cequel employees that qualified for participation were able to contribute a percentage of eligible annual compensation and the Company would make a matching cash contribution, as defined in the plan. During the fourth quarter of 2017, the Cequel 401(k) plan assets were transferred to the Cablevision 401(k) Savings Plan and the plan was renamed the Altice USA 401(k) Savings Plan.
The cost associated with these plans (including the enhanced employer matching and discretionary contributions in 2016) was $28,232, $27,577 and $28,501 for the years ended December 31, 2018, 2017 and 2016, respectively.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 19.    ALLOWANCE FOR DOUBTFUL ACCOUNTS
Activity related to the Company's allowance for doubtful accounts is presented below:

	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Balance at End of Period
Year Ended December 31, 2018
Allowance for doubtful accounts	$13,420	$71,426	$(71,326)	$13,520

Year Ended December 31, 2017
Allowance for doubtful accounts	$11,677	$74,183	$(72,440)	$13,420

Year Ended December 31, 2016
Allowance for doubtful accounts	$1,051	$53,249	$(42,623)	$11,677
NOTE 20.    INTERIM FINANCIAL INFORMATION (Unaudited)
The following is a summary of the Company's selected quarterly financial data:

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018 (a)	Total 2018
Residential:
Pay TV	$1,033,708	$1,034,404	$1,054,667	$1,033,649	$4,156,428
Broadband	701,621	712,202	729,907	743,725	2,887,455
Telephony	166,038	163,499	161,351	162,007	652,895
Business services and wholesale	333,090	337,388	344,193	348,087	1,362,758
Advertising	87,582	109,898	123,066	162,103	482,649
Other	7,675	6,762	4,617	5,369	24,423
Revenue	2,329,714	2,364,153	2,417,801	2,454,940	9,566,608
Operating expenses	(2,016,676)	(2,029,094)	(1,912,243)	(1,926,216)	(7,884,229)
Operating income	$313,038	$335,059	$505,558	$528,724	$1,682,379
Net income (loss)	$(128,949)	$(98,004)	$33,739	$213,808	$20,594
Net loss (income) attributable to noncontrolling interests	(2)	149	(1,186)	(722)	(1,761)
Net income (loss) attributable to Altice USA Inc.'s stockholders	$(128,951)	$(97,855)	$32,553	$213,086	$18,833
Basic and diluted net income (loss) per share attributable to Altice USA Inc.'s stockholders	$(0.17)	$(0.13)	$0.04	$0.30	$0.03

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017 (b)	Total 2017
Residential:
Pay TV	$1,083,878	$1,071,163	$1,069,946	$1,049,135	$4,274,122
Broadband	625,918	642,620	658,278	681,779	2,608,595
Telephony	180,961	178,261	172,479	169,064	700,765
Business services and wholesale	319,420	323,641	324,642	330,510	1,298,213
Advertising	83,361	97,501	89,292	121,712	391,866
Other	8,721	9,176	7,884	7,608	33,389
Revenue	2,302,259	2,322,362	2,322,521	2,359,808	9,306,950
Operating expenses	(2,052,149)	(2,069,094)	(2,201,946)	(2,142,753)	(8,465,942)
Operating income	$250,110	$253,268	$120,575	$217,055	$841,008
Net income (loss)	$(76,188)	$(479,939)	$(192,434)	$2,243,325	$1,494,764
Net income attributable to noncontrolling interests	(237)	(365)	(135)	(850)	(1,587)
Net income (loss) attributable to Altice USA, Inc. stockholders	$(76,425)	$(480,304)	$(192,569)	$2,242,475	$1,493,177
Basic and diluted net income (loss) per share attributable to Altice USA Inc.'s stockholders	$(0.12)	$(0.73)	$(0.26)	$3.04	$2.15

(a)
In the fourth quarter of 2018, the Company recorded a non-cash deferred tax benefit of $52,915 based on a remeasurement of the Company's net deferred tax liability. See Note 14 to the consolidated financial statements for further details.

(b)
Pursuant to the enactment of the Tax Reform on December 22, 2017, the Company recorded a non-cash deferred tax benefit of $2,332,677 to remeasure the net deferred tax liability to adjust for the reduction in the corporate federal income tax rate 35% to 21% which was effective on January 1, 2018.

The Company’s previously reported statement of cash flows for the three months ended March 31, 2017 reflected distributions to stockholders of $79,617 in cash flows from operating activities. These distributions should have been reflected in cash flows from financing activities.
NOTE 21.    SUBSEQUENT EVENTS
In January 2019, CSC Holdings issued $1,500,000 in aggregate principal amount of senior guaranteed notes due 2029 ("CSC Holdings 2029 Guaranteed Notes"). The notes bear interest at a rate of 6.5% and will mature on February 1, 2029. The net proceeds from the sale of the notes were used to repay certain indebtedness, including to repay at maturity $526,000 aggregate principal amount of CSC Holdings' 8.625% senior notes due February 2019 plus accrued interest, redeem approximately $905,300 of the aggregate outstanding amount of CSC Holdings' 10.125% senior notes due 2023 at a redemption price of 107.594% plus accrued interest, and paid fees and expenses associated with the transactions. In connection with this refinancing, $526,000 of short-term senior notes were reclassified to long-term debt.
In January 2019, CSC Holdings borrowed $200,000 under its revolving credit facility and in February 2019, repaid $250,000 of amounts outstanding under the revolving credit facility from the proceeds of the issuance of an additional $250,000 principal amount of CSC Holdings 2029 Guaranteed Notes at a price of 101.75% of the principal value.
Also, in January 2019, CSC Holdings obtained commitments to refinance its existing revolving credit facility, subject to customary closing conditions. After the refinancing, the total size of the new revolving credit facility is $2,562,500, including $2,170,000 extended to January 2024 and priced at LIBOR plus 2.25%. The remaining $392,500 matures in November 2021.
In February 2019, CSC Holdings entered into a $1,000,000 senior secured Term Loan B ("Incremental Term Loan B-4") maturing on April 15, 2027, the proceeds of which were used to redeem $894,700 in aggregate principal amount of CSC

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Holdings’ 10.125% Senior Notes due 2023, representing the entire aggregate principal amount outstanding, and paying related fees, costs and expenses. The Incremental Term Loan B-4 bears interest at a rate per annum equal to LIBOR plus 3.0% and was issued with an original issue discount of 1.0%.

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
Gross Versus Net Revenue Recognition
In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  The Company's policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customer are recorded as revenue.  For the period January 1, 2016 through June 20, 2016 and for the year ended December

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

31, 2015, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $95,432 and $199,701, respectively.
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

debt liability, consistent with the presentation of a debt discount. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU No. 2015-03. ASU No. 2015-15 clarifies that the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-03 was adopted by the Company on January 1, 2016 representing a change in accounting principle and was applied retrospectively to all periods presented. Debt issuance costs, net for the Company of $67,119, as of December 31, 2015 were reclassified from deferred financing costs and presented as a reduction to debt in the consolidated balance sheets.
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
	$3,017,015
During the period January 1, 2016 through June 20, 2016 and the year ended December 31, 2015, the Company capitalized certain costs aggregating $58,409 and $144,349, respectively, related to the acquisition and development of internal use software, which are included in the table above.
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
Carried Unit Plan

Subsequent to the merger, in July 2016, certain employees of the Company and its affiliates received awards of units in a Carry Unit Plan of an entity which has an ownership interest in the Company’s parent, Neptune Holding. The awards generally will vest as follows: 50% on the second anniversary of June 21, 2016 (“Base Date”), 25% on the third anniversary of the Base Date, and 25% on the fourth anniversary of the Base Date. Prior to the fourth anniversary, the Company has the right to repurchase vested awards held by employees upon their termination. The Carry Unit Plan has 259,442,785 units authorized for issuance, of which 102,500,000 have been issued to employees of the Company and 100,300,000 have been issued to employees of Altice and affiliated companies.

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

NOTE 17.    COMMITMENTS AND CONTINGENCIES
Legal Matters
Cable Operations Litigation
Marchese, et al. v. Cablevision Systems Corporation and CSC Holdings, LLC:
The Company is a defendant in a lawsuit filed in the U.S. District Court for the District of New Jersey by several present and former Cablevision subscribers, purportedly on behalf of a class of iO video subscribers in New Jersey, Connecticut and New York.  After three versions of the complaint were dismissed without prejudice by the District Court, plaintiffs filed their third amended complaint on August 22, 2011, alleging that the Company violated Section 1 of the Sherman Antitrust Act by allegedly tying the sale of interactive services offered as part of iO television packages to the rental and use of set-top boxes distributed by Cablevision, and violated Section 2 of the Sherman Antitrust Act by allegedly seeking to monopolize the distribution of Cablevision compatible set-top boxes.  Plaintiffs seek unspecified treble monetary damages, attorney's fees, as well as injunctive and declaratory relief.  On September 23, 2011, the Company filed a motion to dismiss the third amended complaint.  On January 10, 2012, the District Court issued a decision dismissing with prejudice the Section 2 monopolization claim, but allowing the Section 1 tying claim and related state common law claims to proceed.  Cablevision's answer to the third amended complaint was filed on February 13, 2012.  On December 7, 2015, the parties entered into a settlement agreement, which is subject to approval by the Court. On December 11, 2015, plaintiffs filed a motion for preliminary approval of the settlement, conditional certification of the settlement class, and approval of a class notice distribution plan. On March 10, 2016 the Court granted preliminary approval of the settlement and approved the class notice distribution plan.
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
Other Litigation
In April 2011, Thomas C. Dolan, a director and Executive Vice President, Strategy and Development, in the Office of the Chairman at Cablevision, filed a lawsuit against Cablevision and Rainbow Media Holdings LLC (which was subsequently dismissed as a party) in New York State Supreme Court.  The lawsuit raised compensation-related claims related to events largely from 2005 to 2008.  The matter was handled under the direction of an independent committee of the Board of Directors of Cablevision. In April 2015, the Court granted summary judgment in favor of the plaintiff on liability, with damages to be determined.  On June 18, 2015, the Company filed a notice of appeal. On February 8, 2016, Cablevision and Thomas C. Dolan entered into a settlement pursuant to which the Company agreed to pay plaintiff $21,000 and plaintiff released all claims.  A stipulation of dismissal with prejudice was approved and entered by the Court on February 8, 2016, and payment was made the same day.  The appeal has also been withdrawn. The Company recorded an expense of $21,000 which is reflected in discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2015 (see Note 6).

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