Form 10-Q
period 2019-03-31
Altice USA, Inc.
filed 2019-05-02
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

001-38126		38-3980194
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	New York Stock Exchange

Number of shares of common stock outstanding as of April 26, 2019:	675,031,483

PART I.     FINANCIAL INFORMATION
This Form 10-Q contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Act of 1934, as amended.  In this Form 10-Q there are statements concerning our future operating results and future financial performance.  Words such as "expects", "anticipates", "believes", "estimates", "may", "will", "should", "could", "potential", "continue", "intends", "plans" and similar words and terms used in the discussion of future operating results, future financial performance and future events identify forward-looking statements.  Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors.
We operate in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, technological, political and social conditions. Various factors could adversely affect our operations, business or financial results in the future and cause our actual results to differ materially from those contained in the forward‑looking statements. In addition, important factors that could cause our actual results to differ materially from those in our forward‑looking statements include:

•
competition for broadband, video and telephony customers from existing competitors (such as broadband communications companies, wireless data and telephony providers, DBS providers and Internet-based providers) and new competitors entering our footprint;

•	changes in consumer preferences, laws and regulations or technology that may cause us to change our operational strategies;

•	increased difficulty negotiating programming agreements on favorable terms, if at all, resulting in increased costs to us and/or the loss of popular programming;

•	increasing programming costs and delivery expenses related to our products and services;

•	our ability to achieve anticipated customer and revenue growth, to successfully introduce new products and services and to implement our growth strategy;

•	our ability to complete our capital investment plans on time and on budget, including our plan to build a fiber-to-the-home ("FTTH") network, and deploy Altice One, our home communications hub;

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

•
other risks and uncertainties inherent in our cable and other broadband communications businesses and our other businesses, including those listed under the caption "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") filed on March 1, 2019 (the "Annual Report").

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

Item 1. Financial Statements

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
ASSETS	March 31, 2019 (Unaudited)	December 31, 2018
Current Assets:
Cash and cash equivalents	$123,007	$298,781
Restricted cash	258	257
Accounts receivable, trade (less allowance for doubtful accounts of $12,007 and $13,520)	405,030	448,399
Prepaid expenses and other current assets	181,726	136,285
Amounts due from affiliates	1,021	17,557
Derivative contracts	—	1,975
Total current assets	711,042	903,254
Property, plant and equipment, net of accumulated depreciation of $4,384,560 and $4,044,671	5,772,026	5,828,881
Right-of-use operating lease assets	259,223	—
Investment securities pledged as collateral	1,717,350	1,462,626
Derivative contracts	—	109,344
Other assets	75,030	84,382
Amortizable intangibles, net of accumulated amortization of $3,083,406 and $2,882,787	3,992,205	4,192,824
Indefinite-lived cable television franchises	13,020,081	13,020,081
Goodwill	8,012,416	8,012,416
Total assets	$33,559,373	$33,613,808
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2019 (Unaudited)	December 31, 2018
Current Liabilities:
Accounts payable	$835,481	$857,502
Interest payable	272,018	386,475
Accrued employee related costs	100,925	139,806
Amounts due to affiliates	5,538	26,096
Deferred revenue	145,019	140,053
Current portion of long-term debt	123,966	158,625
Other current liabilities	318,873	312,634
Total current liabilities	1,801,820	2,021,191
Other liabilities	231,721	271,554
Deferred tax liability	4,717,667	4,723,937
Liabilities under derivative contracts	223,054	132,908
Right-of-use operating lease liability	245,871	—
Long-term debt, net of current maturities	23,137,835	22,653,975
Total liabilities	30,357,968	29,803,565
Commitments and contingencies (Note 16)
Redeemable equity	190,339	130,007
Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 490,946,066 issued and outstanding as of March 31, 2019 and 496,064,027 issued and outstanding as of December 31, 2018	4,909	4,961
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued and 188,838,546 outstanding as of March 31, 2019 and 212,976,259 outstanding as of December 31, 2018	1,888	2,130
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	2,777,554	3,423,803
Retained earnings	226,831	251,830
	3,011,182	3,682,724
Accumulated other comprehensive loss	(8,212)	(11,783)
Total stockholders' equity	3,002,970	3,670,941
Noncontrolling interest	8,096	9,295
Total stockholders' equity	3,011,066	3,680,236
	$33,559,373	$33,613,808
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue (including revenue from affiliates of $592 and $125, respectively) (See Note 15)	$2,396,567	$2,329,714
Operating expenses:
Programming and other direct costs (including charges from affiliates of $1,687 and $1,154, respectively) (See Note 15)	812,985	787,361
Other operating expenses (including charges from affiliates of $2,246 and $7,994, respectively) (See Note 15)	564,432	583,023
Restructuring and other expense	15,244	3,587
Depreciation and amortization (including impairments)	561,428	642,705
	1,954,089	2,016,676
Operating income	442,478	313,038
Other income (expense):
Interest expense	(388,283)	(377,258)
Interest income	1,819	3,103
Gain (loss) on investments and sale of affiliate interests, net	254,725	(248,602)
Gain (loss) on derivative contracts, net	(177,029)	168,352
Loss on interest rate swap contracts	(23,672)	(31,922)
Loss on extinguishment of debt and write-off of deferred financing costs	(157,902)	(4,705)
Other income (expense), net	80	(11,658)
	(490,262)	(502,690)
Loss before income taxes	(47,784)	(189,652)
Income tax benefit	22,586	60,703
Net loss	(25,198)	(128,949)
Net loss (income) attributable to noncontrolling interests	199	(2)
Net loss attributable to Altice USA, Inc. stockholders	$(24,999)	$(128,951)
Loss per share:
Basic and diluted loss per share:	$(0.04)	$(0.17)
Basic and diluted weighted average common shares (in thousands)	695,528	737,069
Cash dividends declared per common share	$—	$—

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(25,198)	$(128,949)
Other comprehensive income (loss):
Defined benefit pension plans:
Unrecognized actuarial gain	4,918	4,551
Applicable income taxes	(1,292)	(1,228)
Unrecognized gain arising during period, net of income taxes	3,626	3,323
Settlement loss included in other expense, net	171	606
Applicable income taxes	(45)	(164)
Settlement loss included in other expense, net, net of income taxes	126	442
Foreign currency translation adjustment	(245)	—
Applicable income taxes	64	—
Foreign currency translation adjustment, net	(181)	—
Other comprehensive income	3,571	3,765
Comprehensive loss	(21,627)	(125,184)
Comprehensive loss (income) attributable to noncontrolling interests	199	(2)
Comprehensive loss attributable to Altice USA, Inc. stockholders	$(21,428)	$(125,186)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2019	$4,961	$2,130	$3,423,803	$251,830	$(11,783)	$3,670,941	$9,295	$3,680,236
Net loss attributable to stockholders	—	—	—	(24,999)	—	(24,999)	—	(24,999)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(199)	(199)
Distributions from noncontrolling interests	—	—	—	—	—	—	(1,000)	(1,000)
Pension liability adjustments, net of income taxes	—	—	—	—	3,752	3,752	—	3,752
Foreign currency translation adjustment, net of income taxes	—	—	—	—	(181)	(181)	—	(181)
Share-based compensation expense	—	—	13,790	—	—	13,790	—	13,790
Redeemable equity vested	—	—	1,364	—	—	1,364	—	1,364
Change in redeemable equity	—	—	(61,696)	—	—	(61,696)	—	(61,696)
Class A shares acquired through share repurchase program and retired	(294)	—	(599,707)	—	—	(600,001)	—	(600,001)
Conversion of Class B to Class A shares	242	(242)	—	—	—	—	—	—
Balance at March 31, 2019	$4,909	$1,888	$2,777,554	$226,831	$(8,212)	$3,002,970	$8,096	$3,011,066

Balance at January 1, 2018, as adjusted	$2,470	$4,901	$4,665,229	$840,636	$(10,022)	$5,503,214	$1,539	$5,504,753
Net loss attributable to stockholders	—	—	—	(128,951)	—	(128,951)	—	(128,951)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	2	2
Pension liability adjustments, net of income taxes	—	—	—	—	3,765	3,765	—	3,765
Share-based compensation expense	—	—	21,623	—	—	21,623	—	21,623
Change in redeemable equity	—	—	(3,347)	—	—	(3,347)	—	(3,347)
Other changes to equity	—	—	(859)	—	—	(859)	—	(859)
Adoption of ASU No. 2018-02	—	—	—	2,163	(2,163)	—	—	—
Balance at March 31, 2018	$2,470	$4,901	$4,682,646	$713,848	$(8,420)	$5,395,445	$1,541	$5,396,986

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(25,198)	$(128,949)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including impairments)	561,428	642,705
Equity in net loss of affiliates	—	10,442
Loss (gain) on investments and sale of affiliate interests, net	(254,725)	248,602
Loss (gain) on derivative contracts, net	177,029	(168,352)
Loss on extinguishment of debt and write-off of deferred financing costs	157,902	4,705
Amortization of deferred financing costs and discounts (premiums) on indebtedness	26,066	16,950
Settlement loss related to pension plan	171	606
Share-based compensation expense	13,790	21,623
Deferred income taxes	(19,918)	(65,833)
Provision for doubtful accounts	15,091	13,500
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	28,278	25,207
Other receivables	(708)	(28,759)
Prepaid expenses and other assets	(3,744)	9,609
Amounts due from and due to affiliates	(4,023)	(1,465)
Accounts payable	33,889	11,297
Interest payable, accrued employee related costs and other liabilities	(235,369)	(224,787)
Deferred revenue	8,915	11,929
Liabilities related to interest rate swap and derivative contracts	25,120	31,922
Net cash provided by operating activities	503,994	430,952
Cash flows from investing activities:
Capital expenditures	(340,386)	(257,615)
Sale of affiliate interest	—	(3,537)
Proceeds related to sale of equipment, including costs of disposal	479	965
Increase in other investments	—	(2,500)
Net cash used in investing activities	(339,907)	(262,687)

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Proceeds from credit facility debt, net of discounts	$1,390,000	$1,642,500
Repayment of credit facility debt	(361,250)	(610,663)
Issuance of senior notes and debentures, including premiums	1,754,375	1,000,000
Redemption of senior notes, including premiums and fees	(2,462,692)	(1,057,019)
Proceeds from notes payable	—	6,812
Repayment of notes payable	(58,500)	—
Principal payments on finance lease obligations	(1,611)	(3,067)
Purchase of shares of Altice USA, Inc. Class A common stock, pursuant to a share repurchase program	(586,759)	—
Additions to deferred financing costs	(11,678)	(19,225)
Contingent payment for acquisition	(500)	(28,940)
Distributions to noncontrolling interests, net	(1,000)	—
Other	—	(859)
Net cash provided by (used in) financing activities	(339,615)	929,539
Net increase (decrease) in cash and cash equivalents	(175,528)	1,097,804
Effect of exchange rate changes on cash and cash equivalents	(245)	—
Net increase (decrease) in cash and cash equivalents	(175,773)	1,097,804
Cash, cash equivalents and restricted cash at beginning of year	299,038	330,100
Cash, cash equivalents and restricted cash at end of year	$123,265	$1,427,904

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 1.    DESCRIPTION OF BUSINESS AND RELATED MATTERS
The Company and Related Matters
Altice USA, Inc. ("Altice USA" or the "Company") was incorporated in Delaware on September 14, 2015. Through June 8, 2018, the Company was majority-owned by Altice Europe N.V. ("Altice Europe"), a public company with limited liability (naamloze vennootshcap) under Dutch law. On June 8, 2018, Altice Europe distributed substantially all of its equity interest in the Company through a distribution in kind to holders of Altice Europe's common shares A and common shares B (the “Distribution”). The Company is now majority-owned by Patrick Drahi through Next Alt. S.a.r.l. ("Next Alt").
The Company provides broadband communications and video services in the United States and markets its services under two brands: Optimum, in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. It delivers broadband, video, telephony services, proprietary content and advertising services to residential and business customers. As these brands are managed on a consolidated basis, the Company classifies its operations in one segment.
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
Acquisition of i24NEWS
In April 2018, Altice Europe transferred its ownership of i24 US and i24 Europe ("i24NEWS"), Altice Europe's 24/7 international news and current affairs channels to the Company for minimal consideration (the "i24 Acquisition"). As the acquisition was a combination of businesses under common control, the Company combined the results of operations and related assets and liabilities of i24NEWS as of April 1, 2018. Operating results for periods prior to April 1, 2018 have not been revised to reflect the i24 Acquisition as the impact was deemed immaterial.
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
In connection with the Distribution, the Management Advisory and Consulting Services Agreement with Altice Europe which provided certain consulting, advisory and other services was terminated. See Note 15 for further details.
Stock Repurchase Plan
In June 2018, the Board of Directors of Altice USA also authorized a share repurchase program of $2.0 billion. Under the repurchase program, shares of Altice USA Class A common stock may be purchased from time to time in the open market and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.  Size and timing of these purchases will be determined based on market conditions and other factors.
From inception through March 31, 2019, the Company repurchased an aggregate of 57,284,354 shares for a total purchase price of approximately $1,100,000.  These acquired shares were retired and the cost for these shares was recorded in paid in capital in the Company's consolidated balance sheet.  As of March 31, 2019, the Company had approximately $900,000 of availability remaining under its stock repurchase program and had 679,784,612 combined Class A and Class B shares outstanding.
NOTE 2.    BASIS OF PRESENTATION
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
The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
The financial statements presented in this report are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.
The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2019.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.
Reclassifications
Certain reclassifications have been made to the 2018 financial statements to conform to the 2019 presentation.
NOTE 3.    ACCOUNTING PRONOUNCEMENTS
Recently Issued But Not Yet Adopted Accounting Pronouncements
ASU No. 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14")
In August 2018, the FASB issued ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to clarify certain disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 becomes effective for the Company on January 1, 2022, although early adoption is

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

permitted. The Company does not expect the adoption of ASU 2018-14 to have a material impact on its consolidated financial statements.
ASU No. 2018-15, Customer’s Accounting for Implementation Costs in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15")
Also in August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs in a Cloud Computing Arrangement That Is a Service Contract, which requires upfront implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract to be amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-14 becomes effective for the Company on January 1, 2020, although early adoption is permitted. The Company is currently in the process of evaluating the impact that the adoption of ASU 2018-15 will have on its consolidated financial statements.
ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) ("ASU 2017-04")
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). ASU. 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two‑step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 becomes effective for the Company on January 1, 2020 with early adoption permitted and will be applied prospectively.
NOTE 4.    NET LOSS PER SHARE ATTRIBUTABLE TO STOCKHOLDERS
Net Loss Per Share
Basic net loss per common share attributable to Altice USA stockholders is computed by dividing net loss attributable to Altice USA stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share attributable to Altice USA stockholders excludes the effects of common stock equivalents of 11,480,467 shares and 5,165,746 shares for the three months ended March 31, 2019 and 2018, respectively, as they are anti-dilutive.
NOTE 5.    REVENUE AND CONTRACT ASSETS
The following table presents the composition of revenue:

	Three Months Ended March 31,
	2019	2018
Residential:
Video	$1,017,330	$1,033,708
Broadband	775,573	701,621
Telephony	154,464	166,038
Business services and wholesale	350,689	333,090
Advertising	93,545	87,582
Other	4,966	7,675
Total revenue	$2,396,567	$2,329,714
The Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  In instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three months ended March 31, 2019 and 2018, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $64,236 and $63,830, respectively.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Contract Assets
The following table provides information about contracts assets and contract liabilities related to contracts with customers:

	March 31, 2019	December 31, 2018
Contract assets (a)	$27,242	$26,405
Deferred revenue (b)	198,971	190,056

(a)	Contract assets include primarily sales commissions for enterprise customers that are deferred and amortized over the average contract term.

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
NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
The Company's non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2019	2018
Non-Cash Investing and Financing Activities:

Property and equipment accrued but unpaid	$158,025	$91,036
Notes payable issued to vendor for the purchase of equipment	16,266	30,237
Unsettled purchases of shares of Altice USA, Inc. Class A common stock, pursuant to a share repurchase program	13,242	—
Right-of-use assets acquired in exchange for finance lease obligations	4,970	656
Deferred financing costs accrued but unpaid	1,663	—
Supplemental Data:
Cash interest paid	475,109	464,763
Income taxes paid (refunded), net	110	(1,027)

NOTE 7.    RESTRUCTURING AND OTHER EXPENSE
Restructuring
Beginning in the first quarter of 2016, the Company commenced restructuring initiatives that were intended to simplify the Company's organizational structure.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following table summarizes the activity for these initiatives:
	Severance and Other Employee Related Costs	Facility Realignment and Other Costs	Total
Accrual balance at December 31, 2018	$21,454	$13,615	$35,069
Restructuring charges	2,522	4,569	7,091
Payments and other	(13,866)	(536)	(14,402)
Impact of the adoption of ASC 842 (a)	—	(13,849)	(13,849)
Accrual balance at March 31, 2019	$10,110	$3,799	$13,909

(a)
Certain accrued restructuring liabilities were netted against right-of-use operating assets on the Company's consolidated balance sheet as of January 1, 2019 in connection with the Company's adoption of ASC 842 (see Note 8).

In addition, for the three months ended March 31, 2019, the Company recorded restructuring charges of $8,549 related to the impairment of right-of-use operating lease assets, included in the Company's restructuring initiatives, as their carrying amount was not recoverable and exceeded their fair value.
Cumulative costs to date relating to these initiatives amounted to $423,166.
Transaction Costs
The Company recorded a net credit of $396 during the three months ended March 31, 2019 resulting from an adjustment to the contingent liability initially recorded for a business acquired in fourth quarter of 2017. The Company recorded transaction costs of $2,266 for the three months ended March 31, 2018, related to the Distribution discussed in Note 1.
NOTE 8.    LEASES
On January 1, 2019, the Company adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases ("ASC 842"), which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance requires the recognition of the right-of-use ("ROU") assets and related operating and finance lease liabilities on the balance sheet. The Company adopted the new guidance using the modified retrospective approach with a cumulative-effect adjustment recorded on January 1, 2019. As a result, the consolidated balance sheet as of December 31, 2018 was not restated and is not comparative.
The adoption of ASC 842 resulted in the recognition of ROU assets of $274,292 and lease liabilities for operating leases of $299,900 on the Company's consolidated balance sheet as of January 1, 2019, with no material impact to its consolidated statements of operations. The difference between the ROU assets and the operating lease liability represents the reclassification of (i) deferred rent balances, resulting from the historical operating leases, and (ii) certain accrued restructuring liabilities (See Note 7). The Company's accounting for finance leases remained substantially unchanged from its accounting for capital leases in prior periods.
The Company elected the package of practical expedients permitted within the standard, which allow an entity to forgo reassessing (i) whether a contract contains a lease, (ii) classification of leases, and (iii) whether capitalized costs associated with a lease meet the definition of initial direct costs. Also, the Company elected the expedient allowing an entity to use hindsight to determine the lease term and impairment of ROU assets and the expedient related to land easements which allows the Company not to retrospectively treat land easements as leases; however, the Company must apply lease accounting prospectively to land easements if they meet the definition of a lease.
For contracts entered into on or after the effective date, at the inception of a contract the Company will assess whether the contract is, or contains, a lease. The Company's assessment is based on: (i) whether the contract involves the use of a distinct identified asset, (ii) whether the Company obtained the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether the Company has the right to direct the use of the asset. Leases entered into prior to January 1, 2019, are accounted for under ASC 840 and were not reassessed for classification.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases, and is subsequently measured at amortized cost using the effective interest method. The Company generally uses its incremental borrowing rate as the discount rate for leases, unless an interest rate is implicitly stated in the lease. The lease term for all of the Company’s leases includes the noncancellable period of the lease plus any additional periods covered by either a Company option to extend the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor. All ROU assets are reviewed for impairment.
Lease expense for operating leases consists of the lease payments plus any initial direct costs and is recognized on a straight-line basis over the lease term. Lease expense for finance leases consists of the amortization of the asset on a straight-line basis over the earlier of the lease term or its useful life and interest expense determined on an amortized cost basis. The lease payments are allocated between a reduction of the lease liability and interest expense.
The Company's operating leases are comprised primarily of facility leases and finance leases are comprised primarily of vehicle leases.
Balance sheet information related to our leases is presented below:

		March 31,	January 1,	December 31,
	Balance Sheet location	2019	2019	2018
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$259,223	$274,292	$—
Right-of-use lease liability, current	Other current liabilities	41,188	48,033	—
Right-of-use lease liability, long-term	Right-of-use operating lease liability	245,871	251,867	—
Finance leases:
Right-of-use lease assets	Property, plant and equipment	28,562	30,891	30,891
Right-of-use lease liability, current	Current portion of long-term debt	6,293	5,928	5,928
Right-of-use lease liability, long-term	Long-term debt	21,011	19,262	19,262
The following provides details of the Company's lease expense:

Three Months Ended March 31,
2019
Operating lease expense, net	$15,278
Finance lease expense:
Amortization of assets	1,562
Interest on lease liabilities	358
Total finance lease expense	1,920
$17,198

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Other information related to leases is presented below:

As of March 31,
2019
Right-of-use assets acquired in exchange for operating lease obligations	$4,193

Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from finance leases	358
Operating cash flows from operating leases	16,482

Weighted Average Remaining Lease Term:
Operating leases	8.9 years
Finance leases	4.8 years
Weighted Average Discount Rate:
Operating leases	6.25%
Finance leases	5.82%
The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

	Financing leases	Operating leases
2019 (excluding the three months ended March 31, 2019)	$5,775	$43,386
2020	6,859	58,231
2021	5,538	49,829
2022	5,510	39,308
2023	4,967	29,260
Thereafter	2,580	157,402
Total future minimum lease payments, undiscounted	31,229	377,416
Less: Imputed interest	(3,925)	(90,357)
Present value of future minimum lease payments	$27,304	$287,059
NOTE 9.    INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired amortizable intangible assets:

	As of March 31, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$5,970,884	$(2,337,085)	$3,633,799	$5,970,884	$(2,162,110)	$3,808,774	8 to 18 years
Trade names	1,067,083	(725,748)	341,335	1,067,083	(701,998)	365,085	2 to 5 years
Other amortizable intangibles	37,644	(20,573)	17,071	37,644	(18,679)	18,965	1 to 15 years
	$7,075,611	$(3,083,406)	$3,992,205	$7,075,611	$(2,882,787)	$4,192,824
Amortization expense for the three months ended March 31, 2019 and 2018 aggregated $200,619 and $231,817, respectively.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 10.     DEBT
The following table provides details of the Company's outstanding debt:

		Interest Rate		March 31, 2019		December 31, 2018
Date Issued	Maturity Date			Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
February 12, 2009	February 15, 2019	8.625%		$—	$—	$526,000	$527,749
November 15, 2011	November 15, 2021	6.750%		1,000,000	971,652	1,000,000	969,285
May 23, 2014	June 1, 2024	5.250%		750,000	674,731	750,000	671,829
October 9, 2015	January 15, 2023	10.125%		—	—	1,800,000	1,781,424
October 9, 2015	October 15, 2025	10.875%		1,684,221	1,663,549	1,684,221	1,663,027
November 27, 2018	December 15, 2021	5.125%		1,240,762	1,161,667	1,240,762	1,155,264
November 27, 2018	July 15, 2025	7.750%		617,881	604,295	617,881	603,889
November 27, 2018	April 1, 2028	7.500%		1,045,882	1,044,175	1,045,882	1,044,143
CSC Holdings Senior Guaranteed Notes:
October 9, 2015	October 15, 2025	6.625%		1,000,000	988,396	1,000,000	988,052
September 23, 2016	April 15, 2027	5.500%		1,310,000	1,305,056	1,310,000	1,304,936
January 29, 2018	February 1, 2028	5.375%		1,000,000	992,232	1,000,000	992,064
November 27, 2018	July 15, 2023	5.375%		1,095,825	1,079,260	1,095,825	1,078,428
November 27, 2018	May 15, 2026	5.500%		1,498,806	1,484,671	1,498,806	1,484,278
January 24, 2019	February 1, 2029	6.500%		1,750,000	1,746,831	—	—
Cablevision Senior Notes (b):
April 15, 2010	April 15, 2020	8.000%		500,000	496,159	500,000	495,302
September 27, 2012	September 15, 2022	5.875%		649,024	589,400	649,024	585,817
October 19, 2018	December 15, 2021	5.125%		8,886	8,320	8,886	8,274
October 19, 2018	July 15, 2025	7.750%		1,740	1,691	1,740	1,690
October 19, 2018	April 1, 2028	7.500%		4,118	4,111	4,118	4,110
				15,157,145	14,816,196	15,733,145	15,359,561
CSC Holdings Credit Facility Debt (Restricted Group):
Revolving Credit Facility (c) (e)		4.879%	(d)	300,000	284,969	250,000	231,425
Term Loan B	July 17, 2025	4.734%	(d)	2,947,500	2,932,491	2,955,000	2,939,425
Incremental Term Loan B-2	January 25, 2026	4.984%	(d)	1,488,750	1,472,554	1,492,500	1,475,778
Incremental Term Loan B-3	January 15, 2026	4.734%	(d)	1,275,000	1,269,135	1,275,000	1,268,931
Incremental Term Loan B-4	April 15, 2027	5.591%	(d)	1,000,000	986,152	—	—
				7,011,250	6,945,301	5,972,500	5,915,559
Collateralized indebtedness (see Note 11)				1,459,638	1,411,869	1,459,638	1,406,182
Finance lease obligations (see Note 8)				27,304	27,304	25,190	25,190
Notes Payable				61,131	61,131	106,108	106,108
				23,716,468	23,261,801	23,296,581	22,812,600
Less: current portion of credit facility debt				(65,250)	(65,250)	(54,563)	(54,563)
Less: current portion of notes payable				(52,423)	(52,423)	(98,134)	(98,134)
Less: current portion of finance lease obligations				(6,293)	(6,293)	(5,928)	(5,928)
				(123,966)	(123,966)	(158,625)	(158,625)
Long-term debt				$23,592,502	$23,137,835	$23,137,956	$22,653,975

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

(c)
At March 31, 2019, $163,014 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $2,099,486 of the facility was undrawn and available, subject to covenant limitations.

(d)	Represents interest rate at March 31, 2019.

(e)	The revolving credit facility matures on January 31, 2024, however $350,000 is due on November 30, 2021.
In January 2019, CSC Holdings issued $1,500,000 in aggregate principal amount of senior guaranteed notes due 2029 ("CSC Holdings 2029 Guaranteed Notes"). The notes bear interest at a rate of 6.5% and will mature on February 1, 2029. The net proceeds from the sale of the notes were used to repay certain indebtedness, including to repay at maturity $526,000 aggregate principal amount of CSC Holdings' 8.625% senior notes due February 2019 plus accrued interest, redeem approximately $905,300 of the aggregate outstanding amount of CSC Holdings' 10.125% senior notes due 2023 at a redemption price of 107.594% plus accrued interest, and paid fees and expenses associated with the transactions. In connection with this refinancing, $526,000 of short-term senior notes were reclassified to long-term debt as of December 31, 2018.
In February 2019, CSC Holdings issued an additional $250,000 CSC Holdings 2029 Guaranteed Notes at a price of 101.75% of the principal value. The proceeds of these notes were used to repay amounts outstanding under the CSC Holdings Revolving Credit Facility.
During the three months ended March 31, 2019, CSC Holdings borrowed $400,000 under its revolving credit facility and repaid $350,000 of amounts outstanding under the revolving credit facility, a portion of which was funded from the proceeds of the issuance of an additional $250,000 principal amount of CSC Holdings 2029 Guaranteed Notes (see discussion above).
In January 2019, CSC Holdings refinanced its existing revolving credit facility. After the refinancing, the total size of the new revolving credit facility is $2,562,500, including $2,212,500 extended to January 2024 and priced at LIBOR plus 2.25%. The remaining $350,000 matures in November 2021.
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
As of March 31, 2019, the Company was in compliance with all of its financial covenants under the CSC Holdings Credit Facilities and with all of its financial covenants under the indentures under which the senior and senior guaranteed notes were issued.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following table provides a summary of the loss on extinguishment of debt and the write-off of deferred financing costs recorded by the Company upon the redemption of senior notes and the refinancing of credit facilities:

For the Three Months Ended March 31, 2019:
CSC Holdings 10.125% Senior Notes due 2023	$154,666
CSC Holdings credit facility refinancing	3,236
$157,902
For the Three Months Ended March 31, 2018:
Cablevision 7.75% Senior Notes due 2018	$4,705
Summary of Debt Maturities
The future maturities of debt payable by the Company under its various debt obligations outstanding as of March 31, 2019, including notes payable and collateralized indebtedness (see Note 11), but excluding finance lease obligations (see Note 8), are as follows:

2019 (excluding the three months ended March 31, 2019)	$94,162
2020	578,253
2021	3,779,571
2022	718,124
2023	1,164,330
Thereafter	17,354,724
NOTE 11.    DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS
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
All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  If any one of these contracts were terminated prior to its scheduled maturity date, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2019, the Company did not have an early termination shortfall relating to any of these contracts.
The Company monitors the financial institutions that are counterparties to its equity derivative contracts.  All of the counterparties to such transactions carry investment grade credit ratings as of March 31, 2019.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Interest Rate Swap Contracts
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. As of March 31, 2019, the Company did not hold and has not issued derivative instruments for trading or speculative purposes.
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at
		March 31, 2019	December 31, 2018

Asset Derivatives:
Interest rate swap contracts	Derivative contracts, current	$—	$1,975
Prepaid forward contracts	Derivative contracts, long-term	—	109,344
		—	111,319
Liability Derivatives:
Interest rate swap contracts	Other current liabilities	(754)	(70)
Prepaid forward contracts	Liabilities under derivative contracts, long-term	(67,685)	—
Interest rate swap contracts	Liabilities under derivative contracts, long-term	(155,369)	(132,908)
		$(223,808)	$(132,978)
The gain (loss) from the Company's derivative contracts related to the Comcast common stock for the three months ended March 31, 2019 and 2018 of $(177,029) and $168,352, respectively, is reflected in gain (loss) on derivative contracts, net in the Company's consolidated statements of operations.
For the three months ended March 31, 2019 and 2018 the Company recorded a gain (loss) on investments of $254,725 and $(252,576), respectively, representing the net increase (decrease) in the fair value of the Comcast common stock pledged as collateral.
For the three months ended March 31, 2019 and 2018 the Company recorded a loss on interest rate swap contracts of $23,672 and $31,922, respectively.
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
The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis:

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Fair Value Hierarchy	March 31, 2019	December 31, 2018
Assets:
Money market funds	Level I	$32,004	$91,852
Investment securities pledged as collateral	Level I	1,717,350	1,462,626
Prepaid forward contracts	Level II	—	109,344
Interest rate swap contracts	Level II	—	1,975
Liabilities:
Prepaid forward contracts	Level II	67,685	—
Interest rate swap contracts	Level II	156,123	132,978
Contingent consideration related to 2017 and 2018 acquisitions	Level III	5,139	6,195
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
The fair value of the contingent consideration as of March 31, 2019 is equal to the contractual obligation expected to be paid based on a probability assessment of attaining the targets as of such date. The maximum amount that could be paid if all targets are achieved is approximately $11,000.
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate:
Credit Facility Debt, Collateralized Indebtedness, Senior Notes and Debentures, Senior Guaranteed Notes, and Notes Payable
The fair values of each of the Company's debt instruments are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities. The fair value of notes payable is based primarily on the present value of the remaining payments discounted at the borrowing cost.
The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized as follows:

		March 31, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value
CSC Holdings debt instruments:
Credit facility debt	Level II	$6,945,301	$7,011,250	$5,915,559	$5,972,500
Collateralized indebtedness	Level II	1,411,869	1,392,790	1,406,182	1,374,203
Senior guaranteed notes	Level II	7,596,446	7,925,722	5,847,758	5,646,468
Senior notes and debentures	Level II	6,120,069	6,811,420	8,416,610	8,972,722
Notes payable	Level II	61,131	61,091	106,108	105,836
Cablevision debt instruments:
Senior notes and debentures	Level II	1,099,681	1,216,269	1,095,193	1,163,843
		$23,234,497	$24,418,542	$22,787,410	$23,235,572

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
For the three months ended March 31, 2019, the Company recorded a tax benefit of $22,586 on pre-tax loss of $47,784, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to revaluation of state deferred taxes primarily due to certain changes to the state tax rates used to measure the Company’s deferred tax liabilities and certain non-deductible expenses.
For the three months ended March 31, 2018, the Company recorded a tax benefit of $60,703 on pre-tax loss of $189,652, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to state taxes and non-deductible expenses.
NOTE 14.    SHARE-BASED COMPENSATION
Carry Unit Plan
Certain employees of the Company and its affiliates received awards of units in a carry unit plan of Neptune Management LP, an entity which has an ownership interest in the Company. The following table summarizes activity relating to these carry units:

	Number of Time Vesting Awards	Number of Performance Based Vesting Awards	Weighted Average Grant Date Fair Value
Balance, December 31, 2018	83,575,000	10,000,000	$1.14
Vested	(1,750,000)	—	2.77
Forfeited	(2,687,500)	—	0.97
Balance, March 31, 2019	79,137,500	10,000,000	$1.11
The weighted average fair value per unit was $2.74 and $1.95 as of March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018 the Company recognized an expense of $6,473 and $17,501, respectively, related to the push down of share-based compensation related to the carry unit plan.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Stock Option Plan
The following table summarizes activity related to the Company's employee stock options:

	Shares Under Option		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
	Time Vesting	Performance Based Vesting			Aggregate Intrinsic Value (a)
Balance at December 31, 2018	11,230,168	73,639	$17.50	9.47	$—
Granted	745,865	—	19.49
Forfeited	(202,173)	(16,736)	17.69
Balance at March 31, 2019	11,773,860	56,903	17.62	9.24	45,662
Options exercisable at March 31, 2019	—	—	—	—	—

(a)	The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of the Company's Class A common stock at the respective date.
The Company recognized share-based compensation expense related to employee stock options for the three months ended March 31, 2019 and 2018 of $7,317 and $4,122, respectively.
NOTE 15.    AFFILIATE AND RELATED PARTY TRANSACTIONS
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
The Company's equity in the net losses of i24NEWS for the three months ended March 31, 2018 of $1,130 were recorded using the equity method and reflected in other expense, net in the Company's consolidated statements of operations. In April 2018, Altice Europe transferred its ownership of i24 US and I24 Europe to the Company for minimal consideration.
In April 2018, the Company redeemed a 24% interest in Newsday LLC ("Newsday"). For the three months ended March 31, 2018, the Company recorded equity in the net loss of Newsday of $9,312, reflected in other expense, net in the Company's consolidated statements of operations. From July 7, 2016 through April 2018, the Company held a 25% ownership interest in Newsday and prior to July 7, 2016, Newsday was a wholly-owned subsidiary of Cablevision.
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

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following table summarizes the revenue and charges related to services provided to or received from subsidiaries of Altice Europe and Newsday:

	Three Months Ended March 31,
	2019	2018
Revenue	$592	$125
Operating expenses:
Programming and other direct costs	$(1,687)	$(1,154)
Other operating expenses, net	(2,246)	(7,994)
Operating expenses, net	(3,933)	(9,148)

Net charges	$(3,341)	$(9,023)
Capital Expenditures	$3,354	$1,626

Revenue
The Company recognized revenue primarily from the sale of advertising to Teads.
Programming and other direct costs
Programming and other direct costs include costs incurred by the Company for the transport and termination of voice and data services provided by a subsidiary of Altice Europe.
Other operating expenses, net
Altice Europe provided certain executive services, as well as consulting, advisory and other services, including, prior to the Company's initial public offering ("IPO") in June 2017, CEO, CFO and COO services, to the Company. Compensation under the terms of the agreement was an annual fee of $30,000 to be paid by the Company. Fees associated with this agreement recorded by the Company amounted to $7,500 for the three months ended March 31, 2018. This agreement was terminated upon the completion of the Distribution discussed in Note 1.
Other operating expenses also include charges for services provided by other subsidiaries of Altice Europe aggregating $2,246 and $494, for the three months ended March 31, 2019 and 2018, respectively,
Capital Expenditures
Capital expenditures for the three months ended March 31, 2019 and March 31, 2018 include $3,354 and $1,626, respectively, for equipment purchased and software development services provided by subsidiaries of Altice Europe.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Aggregate amounts that were due from and due to related parties are summarized below:

	March 31, 2019	December 31, 2018
Due from:
CVC 3 (a)	$—	$13,100
Newsday (b)	491	490
Altice Europe (b)	530	1,271
Altice Dominican Republic (b)	—	2,550
Other Altice Europe subsidiaries (b)	—	146
	$1,021	$17,557
Due to:
Altice Europe (c)	$—	$15,235
Newsday (b)	22	22
Altice Labs S.A. (d)	2,329	4,864
Other Altice Europe subsidiaries (d)	3,187	5,975
	$5,538	$26,096

(a)	Represents interest on senior notes paid by the Company on behalf of Altice US Finance S.A., which merged into CVC 3 in 2018.

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
NOTE 16.    COMMITMENTS AND CONTINGENCIES
Legal Matters
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
NOTE 17.    SUBSEQUENT EVENTS
In April 2019, the Company reached an agreement to acquire Cheddar, a digital-first news company, for $200,000, subject to certain closing adjustments as set forth in the merger agreement. The transaction is expected to close upon receipt of regulatory approval.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts, except per customer and per share data, included in the following discussion, are presented in thousands.
The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and contingent liabilities. For a complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.
Overview
Our Business
We deliver broadband, video, telephony services, proprietary content and advertising services to approximately 4.9 million residential and business customers in and around the New York metropolitan area and in the south-central United States, with the majority of our customers located in the ten states of Texas, West Virginia, Louisiana, Arkansas, North Carolina, Oklahoma, Arizona, California, Missouri and Ohio. Our footprint extends across 21 states through a fiber-rich broadband network with approximately 8.8 million homes passed as of March 31, 2019.
Key Factors Impacting Operating Results and Financial Condition
Our future performance is dependent, to a large extent, on the impact of direct competition, general economic conditions (including capital and credit market conditions), our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers. For more information see “Risk Factors” and “Business-Competition” included in our Annual Report on Form 10-K for the year ended December 31, 2018.
We derive revenue principally through monthly charges to residential customers of our video, broadband, and telephony services. We also derive revenue from DVR, VOD, pay-per-view, installation and home shopping commissions. Our residential video, broadband, and telephony services accounted for approximately 42%, 32% and 6%, respectively, of our consolidated revenue for the three months ended March 31, 2019. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking and video services. For the three months ended March 31, 2019, 15% of our consolidated revenue was derived from these business services. In addition, we derive revenues from the sale of advertising time available on the programming carried on our cable television systems, digital advertising and data analytics revenue, which accounted for approximately 4% of our consolidated revenue for the three months ended March 31, 2019. Our other revenue for the three months ended March 31, 2019 accounted for less than 1% of our consolidated revenue.
Revenue is impacted by rate increases, changes in the number of customers to our services, including additional services sold to our existing customers, programming package changes by our video customers, speed tier changes by our broadband customers, and acquisitions of cable systems that result in the addition of new customers.
Our ability to increase the number of customers to our services is significantly related to our penetration rates.
We operate in a highly competitive consumer-driven industry and we compete against a variety of broadband, video and telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, satellite-delivered video signals, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. Our competitors include AT&T and its DirecTV subsidiary, CenturyLink, DISH, Frontier and Verizon. Consumers’ selection of an alternate source of service, whether due to economic constraints, technological advances or preference, negatively impacts the demand for our services. For more information on our competitive landscape, see "Risk Factors" and "Business-Competition" included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Our programming costs, which are the most significant component of our operating expenses, have increased and are expected to continue to increase primarily as a result of contractual rate increases and new channel launches. See “-Results of Operations” below for more information regarding our key factors impacting our revenues and operating expenses.

Historically, we have made substantial investments in our network and the development of new and innovative products and other service offerings for our customers as a way of differentiating ourselves from our competitors and may continue to do so in the future. We are constructing a FTTH network, which will enable us to deliver more than 10 Gbps broadband speeds across our entire Optimum footprint and part of our Suddenlink footprint. In addition, in the summer of 2019 we will begin offering full service mobile voice and data services to our customers. We may incur greater than anticipated capital expenditures in connection with these initiatives, fail to realize anticipated benefits, experience delays and business disruptions or encounter other challenges to executing them as planned. See “-Liquidity and Capital Resources-Capital Expenditures” for additional information regarding our capital expenditures.
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

Results of Operations - Altice USA

	Three Months Ended March 31,
	2019	2018
Revenue:
Residential:
Video	$1,017,330	$1,033,708
Broadband	775,573	701,621
Telephony	154,464	166,038
Business services and wholesale	350,689	333,090
Advertising	93,545	87,582
Other	4,966	7,675
Total revenue	2,396,567	2,329,714
Operating expenses:
Programming and other direct costs	812,985	787,361
Other operating expenses	564,432	583,023
Restructuring and other expense	15,244	3,587
Depreciation and amortization (including impairments)	561,428	642,705
Operating income	442,478	313,038
Other income (expense):
Interest expense, net	(386,464)	(374,155)
Gain (loss) on investments and sale of affiliate interests, net	254,725	(248,602)
Gain (loss) on derivative contracts, net	(177,029)	168,352
Loss on interest rate swap contracts	(23,672)	(31,922)
Loss on extinguishment of debt and write-off of deferred financing costs	(157,902)	(4,705)
Other income (expense), net	80	(11,658)
Loss before income taxes	(47,784)	(189,652)
Income tax benefit	22,586	60,703
Net loss	(25,198)	(128,949)
Net loss (income) attributable to noncontrolling interests	199	(2)
Net loss attributable to Altice USA, Inc. stockholders	$(24,999)	$(128,951)

The following is a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2019	2018
Net loss	$(25,198)	$(128,949)
Income tax benefit	(22,586)	(60,703)
Other expense (income), net (a)	(80)	11,658
Loss on interest rate swap contracts	23,672	31,922
Loss (gain) on derivative contracts, net	177,029	(168,352)
Loss (gain) on investments and sales of affiliate interests, net	(254,725)	248,602
Loss on extinguishment of debt and write-off of deferred financing costs	157,902	4,705
Interest expense, net	386,464	374,155
Depreciation and amortization	561,428	642,705
Restructuring and other expense	15,244	3,587
Share-based compensation	13,790	21,623
Adjusted EBITDA	$1,032,940	$980,953

(a)	Includes the non-service cost components of the Company's pension expense, net of dividends received on Comcast common stock owned by the Company.
The following table sets forth certain customer metrics for the Company (unaudited):

	As of March 31, 2019	As of December 31, 2018	As of March 31, 2018

Homes passed (a)	8,761.9	8,737.3	8,642.0
Total customer relationships (b)(c)	4,942.1	4,919.6	4,916.6
Residential	4,563.7	4,542.1	4,543.4
SMB	378.4	377.5	373.2
Residential customers:
Video	3,297.3	3,307.5	3,375.1
Broadband	4,155.0	4,118.1	4,072.6
Telephony	2,511.1	2,531.2	2,549.7
Residential triple product customer penetration (d)	48.9%	49.5%	49.9%
Penetration of homes passed (e)	56.4%	56.3%	56.9%
ARPU(f)	$142.57	$142.44	$139.63

(a)
Represents the estimated number of single residence homes, apartments and condominium units passed by the cable distribution network in areas serviceable without further extending the transmission lines. In addition, it includes commercial establishments that have connected to our cable distribution network. For Cequel, broadband services were not available to approximately 100 homes passed and telephony services were not available to approximately 600 homes passed.

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

(f)
Calculated by dividing the average monthly revenue for the respective quarter (fourth quarter for annual periods) derived from the sale of broadband, video and telephony services to residential customers for the respective quarter by the average number of total residential customers for the same period.

Altice USA - Comparison of Results for the Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018
Video Revenue
Video revenue for the three months ended March 31, 2019 and 2018 was $1,017,330 and $1,033,708, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing customers, and changes in programming packages.
Video revenue decreased $16,378 (2%) for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease was due primarily to a decline in video customers, partially offset by higher average revenue per video customer primarily due to rate increases.
We believe our video customer declines noted in the table above are largely attributable to competition, particularly from Verizon in our Optimum footprint and DBS providers in our Suddenlink footprint, as well as competition from companies that deliver video content over the Internet directly to customers. These factors are expected to continue to impact our ability to maintain or increase our existing customers and revenue in the future.
Broadband Revenue
Broadband revenue for the three months ended March 31, 2019 and 2018 was $775,573 and $701,621, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing subscribers, and changes in speed tiers.
Broadband revenue increased $73,952 (11%) for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increases were due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases and service level changes, and an increase in broadband customers.
Telephony Revenue
Telephony revenue for the three months ended March 31, 2019 and 2018 was $154,464 and $166,038, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Revenue is impacted by changes in rates for services, changes in the number of customers, and additional services sold to our existing customers.
Telephony revenue decreased $11,574 (7%) for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease is due to lower average revenue per telephony customer and a decline in telephony customers.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three months ended March 31, 2019 and 2018 was $350,689 and $333,090, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber based telecommunications services to the business market, and the sale of broadband, video and telephony services to SMB customers.
Business services and wholesale revenue increased $17,599 (5%) for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily due to higher average recurring broadband revenue per SMB customer, primarily driven by certain rate increases and service level changes, and an increase the revenue from the backhaul of carrier data.

Advertising Revenue
Advertising revenue for the three months ended March 31, 2019 and 2018, net of inter-segment revenue, was $93,545 and $87,582, respectively. Advertising revenue is primarily derived from the sale of advertising time available on the programming carried on our cable television systems, digital advertising and data analytics revenue.
Advertising revenue increased $5,963 (7%) for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily due to an increase in digital and linear advertising.
Other Revenue
Other revenue for the three months ended March 31, 2019 and 2018 was $4,966 and $7,675, respectively. Other revenue includes other miscellaneous revenue streams.
Programming and Other Direct Costs
Programming and other direct costs for the three months ended March 31, 2019 and 2018 amounted to $812,985 and $787,361, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs typically rise due to increases in contractual rates and new channel launches and are also impacted by changes in the number of customers receiving certain programming services. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes.
The increase of $25,624 (3%) for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018 is primarily attributable to the following:

Increase in programming costs due primarily to contractual rate increases, partially offset by lower video customers	$29,981
Increase primarily in costs of digital media and linear advertising spots for resale	2,107
Decrease in call completion and transport costs primarily due to lower level of activity	(3,601)
Other net decreases (net of an increase in costs related to i24NEWS of $1,493)	(2,863)
$25,624
Programming costs
Programming costs aggregated $682,409 and $652,428 for the three months ended March 31, 2019 and 2018, respectively. Our programming costs in 2019 will continue to be impacted by changes in programming rates, which we expect to increase by high single digits, and by changes in the number of video customers.
Other Operating Expenses
Other operating expenses for the three months ended March 31, 2019 and 2018 amounted to $564,432 and $583,023, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
Customer installation and repair and maintenance costs may fluctuate as a result of changes in the level of activities and the utilization of contractors as compared to employees. Also, customer installation costs fluctuate as the portion of our expenses that we are able to capitalize changes. Costs associated with the initial deployment of new customer premise equipment necessary to provide broadband, video and telephony services are capitalized (asset-based). The redeployment of customer premise equipment is expensed as incurred. Network repair and maintenance and utility costs also fluctuate as capitalizable network upgrade and enhancement activity changes.
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
The decrease in other operating expenses of $18,591 (3%) for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is attributable to the following:

Decrease in share-based compensation and long-term incentive plan awards expense	$(7,996)
Decrease in management fee relating to certain executive, administrative and managerial services provided to the Company from Altice Europe prior to separation in June 2018	(7,500)
Decrease in marketing costs (net of an increase in costs related to i24NEWS of $431)	(5,231)
Decrease in labor costs and benefits (net of an increase in costs related to i24NEWS of $6,425) and an increase in capitalizable activity	(1,602)
Other net increases (includes an increase in costs related to i24NEWS of $3,027)	3,738
$(18,591)
Restructuring and Other Expense
Restructuring and other expense for the three months ended March 31, 2019 amounted to $15,244 as compared to $3,587 for the three months ended March 31, 2018. These amounts primarily relate to facility realignment costs and impairments of certain ROU assets, severance and other employee related costs resulting from headcount reductions related to initiatives which commenced in 2016 that are intended to simplify the Company's organizational structure. We currently anticipate that additional restructuring expenses will be recognized as we continue to analyze our organizational structure.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2019 and 2018 amounted to $561,428 and $642,705, respectively.
The decrease in depreciation and amortization of $81,277 (13%) for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is due primarily to certain fixed assets and intangible assets becoming fully depreciated or amortized. These decreases were partially offset by depreciation of new asset additions.
Adjusted EBITDA
Adjusted EBITDA amounted to $1,032,940 and $980,953 for the three months ended March 31, 2019 and 2018, respectively.
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
The increase in adjusted EBITDA for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was due to the increases in revenue which more than offset the increase in operating expenses (excluding depreciation and amortization, restructuring and other expense and share‑based compensation), as discussed above.
Interest Expense, net
Interest expense, net was $386,464 and $374,155, for the three months ended March 31, 2019 and 2018, respectively. The increase of $12,309 for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is attributable to the following:

Decrease due to changes in average debt balances and interest rates on our indebtedness and collateralized debt	$(48)
Lower interest income	1,284
Other net increases, primarily amortization of deferred financing costs and original issue discounts	11,073
$12,309
Gain (Loss) on Investments and Sale of Affiliate Interests, net
Gain (loss) on investments, net for the three months ended March 31, 2019 and 2018, of $254,725 and $(248,602) consists primarily of the increase (decrease) in the fair value of Comcast common stock owned by the Company for the periods. The effects of these gains (losses) are partially offset by the losses (gains) on the related equity derivative contracts, net described below.
Gain (Loss) on Derivative Contracts, net
Gain (loss) on derivative contracts, net for the three months ended March 31, 2019 amounted to $(177,029) compared to $168,352 for the three months ended March 31, 2018, and includes realized and unrealized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these gains (losses) are offset by losses (gains) on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.
Loss on Interest Rate Swap Contracts
Loss on interest rate swap contracts was $23,672 and $31,922 for the three months ended March 31, 2019 and 2018, respectively. These amounts represent primarily the decrease in fair value of interest rate swaps. These swap contracts are not designated as hedges for accounting purposes.
Loss on Extinguishment of Debt and Write-off of Deferred Financing Costs
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $157,902 and $4,705 for the three months ended March 31, 2019 and 2018, respectively. The 2019 amount primarily relates to the write-off of unamortized premium and deferred financing costs, as well as the premium paid in connection with the early redemption of the $1,800,000 10.125% CSC Holdings senior notes that were due in January 2023. The 2018 amount includes the write-off of unamortized premium and deferred financing costs and the premium paid in connection with the early redemption of the $750,000 7.75% Cablevision senior notes that were due in April 2018.
Other Income (Expense), Net
Other income (loss), net amounted to $80 and $(11,658), for the three months ended March 31, 2019 and 2018, respectively. These amounts include the non-service cost components of the Company's pension expense, net of dividends received on Comcast common stock owned by the Company. The 2018 amount also includes the equity in the net losses of Newsday and i24NEWS.
Income Tax Benefit
For the three months ended March 31, 2019, the Company recorded a tax benefit of $22,586 on pre-tax loss of $47,784, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to revaluation of state taxes primarily due to certain changes to the state tax rates used to measure the Company’s deferred tax liabilities and certain non-deductible expenses.
For the three months ended March 31, 2018 the Company recorded a tax benefit of $60,703 on pre-tax loss of $189,652 resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to state taxes and non-deductible expenses.
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

	As of March 31, 2019
	CSC Holdings	Cablevision	Total
Debt outstanding:
Credit facility debt	$6,945,301	$—	$6,945,301
Senior guaranteed notes	7,596,446	—	7,596,446
Senior notes and debentures	6,120,069	1,099,681	7,219,750
Subtotal	20,661,816	1,099,681	21,761,497
Finance lease obligations	27,304	—	27,304
Notes payable	61,131	—	61,131
Subtotal	20,750,251	1,099,681	21,849,932
Collateralized indebtedness relating to stock monetizations (a)	1,411,869	—	1,411,869
Total debt	$22,162,120	$1,099,681	$23,261,801
Interest expense:
Credit facility debt, senior notes, finance leases and notes payable	$348,710	$24,244	$372,954
Collateralized indebtedness and notes payable relating to stock monetizations (a)	15,329	—	15,329
Total interest expense	$364,039	$24,244	$388,283

(a)
This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts, or (ii) delivering cash from the net proceeds on new monetization contracts.

The following table provides details of our outstanding credit facility debt, net of unamortized discounts and deferred financing costs as of March 31, 2019:

	Maturity Date	Interest Rate	Principal	Carrying Value

CSC Holdings Revolving Credit Facility (a)	$350,000 on November 30, 2021, remaining balance of $2,212,500 on January 31, 2024	4.879%	$300,000	$284,969
CSC Holdings Term Loan B	July 17, 2025	4.734%	2,947,500	2,932,491
CSC Holdings Incremental Term Loan B-2	January 25, 2026	4.984%	1,488,750	1,472,554
CSC Holdings Incremental Term Loan B-3	January 15, 2026	4.734%	1,275,000	1,269,135
CSC Holdings Incremental Term Loan B-4	April 15, 2027	5.591%	1,000,000	986,152
			$7,011,250	$6,945,301

(a)
At March 31, 2019, $163,014 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $2,099,486 of the facility was undrawn and available, subject to covenant limitations.

Payment Obligations Related to Debt
As of March 31, 2019, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as notes payable, and the value deliverable at maturity under monetization contracts, but excluding financing lease obligations (see Note 8) are as follows:

Total
2019	$1,083,313
2020	1,961,789
2021 (a)	5,121,655
2022	1,904,245
2023	2,318,112
Thereafter	20,527,573
Total	$32,916,687

(a)
Includes $1,459,638 related to the Company's collateralized indebtedness (including related interest).  This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts or (ii) delivering cash from the net proceeds on new monetization contracts.

CSC Holdings Restricted Group
CSC Holdings and those of its subsidiaries which conduct our broadband, video and telephony services operations, as well as Lightpath, which provides Ethernet-based data, Internet, voice and video transport and managed services to the business market, comprise the "Restricted Group" as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.
Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its credit facility and issuance of securities in the capital markets, contributions from its parent, and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group's principal uses of cash include:  capital spending, in particular, the capital requirements associated with the upgrade of its digital broadband, video and telephony services, including costs to build a FTTH network and enhancements to its service offerings such as Wi-Fi; debt service, including distributions made to Cablevision to service interest expense and principal repayments on its debt securities; other corporate expenses and changes in working capital; and investments that it may fund from time to time.
CSC Holdings Credit Facility
On October 9, 2015, Finco, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($2,932,491 outstanding at March 31, 2019) (the “CSC Term Loan Facility”, and the term loans extended under the CSC Term Loan Facility, the “CSC Term Loans”) and U.S. dollar revolving loan commitments currently in an aggregate principal amount of $2,562,500 (the “CSC Revolving Credit Facility” and, together with the CSC Term Loan Facility, the “CSC Credit Facilities”), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016, March 15, 2017, January 12, 2018, October 15, 2018, January 24, 2019, and February 7, 2019, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the “CSC Credit Facilities Agreement”). The January 24, 2019 amendment increased the total size of the revolving credit facility to $2,562,500 and extended the maturity of $2,212,500 to January 2024, and reduced the interest rate to LIBOR plus 2.25%. The remaining $350,000 matures in November 2021.
In January 2018, CSC Holdings entered into a $1,500,000 incremental term loan facility (the "Incremental Term Loan B-2") under its existing credit facilities agreement. The Incremental Term Loan B-2 was priced at 99.5% and will mature on January 25, 2026. The Incremental Term Loan B-2 is comprised of eurodollar borrowings or alternate base rate borrowings, and bears interest at a rate per annum equal to the adjusted LIBOR or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 1.50% per annum and (ii) with respect to any eurodollar loan, 2.50% per annum. The Company is required to make scheduled quarterly payments equal to 0.25% (or $3,750) of the principal amount of the Incremental Term Loan B-2, beginning with the fiscal quarter ended September 30, 2018, with the remaining balance scheduled to be paid on January 25, 2026.
In November 2018, CSC Holdings entered into a $1,275,000 7-year incremental term loan maturing January 2026 (the “Incremental Term Loan B-3”). The proceeds from the Incremental Term Loan B-3 were used to repay the entire principal amount of loans under Cequel’s then existing Term Loan Facility and certain transaction costs. The Incremental Term Loan B-3 has a margin of 2.25% over LIBOR and was issued with an original issue discount of 25 basis points. The Company is required to make scheduled quarterly payments equal to 0.25% (or $3,188) of the principal amount of the Incremental Term Loan B-3, beginning with the fiscal quarter ended June 30, 2019, with the remaining balance scheduled to be paid on January 15, 2026.
In February 2019, CSC Holdings entered into a $1,000,000 senior secured Term Loan B ("Incremental Term Loan B-4") maturing on April 15, 2027, the proceeds of which were used to redeem $894,700 in aggregate principal amount of CSC Holdings’ 10.125% senior notes due 2023, representing the entire aggregate principal amount outstanding, and paying related fees, costs and expenses. The Incremental Term Loan B-4 bears interest at a rate per annum equal to LIBOR plus 3.0% and was issued with an original issue discount of 1.0%. The Company is required to make scheduled quarterly payments equal to 0.25% (or $2,500) of the principal amount of the Incremental Term Loan B-4, beginning with the fiscal quarter ended September 30, 2019, with the remaining balance scheduled to be paid on April 15, 2027.
During the three months ended March 31, 2019, CSC Holdings borrowed $400,000 under its revolving credit facility and repaid $350,000 of amounts outstanding under the revolving credit facility, a portion of which was funded from the proceeds of the issuance of an additional $250,000 principal amount of CSC Holdings 2029 Guaranteed Notes.
In April 2019, CSC Holdings borrowed $150,000 and repaid $100,000 under its revolving credit facility.
The Company was in compliance with all of its financial covenants under the CSC Credit Facilities Agreement as of March 31, 2019.
See Note 10 to our consolidated financial statements for further information regarding the CSC Credit Facilities Agreement.
Senior Guaranteed Notes and Senior Notes
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
As of March 31, 2019, the Company was in compliance with all of its financial covenants under the indentures under which our senior guaranteed notes and senior notes were issued.
See Note 10 of our consolidated financial statements for further details of the Company’s outstanding senior guaranteed notes and senior notes.
Recent Event
In April 2019, the Company reached an agreement to acquire Cheddar, a digital-first news company, for $200,000, subject to certain closing adjustments as set forth in the merger agreement. The transaction is expected to close upon receipt of regulatory approval.

Capital Expenditures

	Three Months Ended March 31,
	2019	2018
Customer premise equipment	$74,937	$80,727
Network infrastructure	139,978	72,841
Support and other	93,777	62,842
Business services	31,694	41,205
Capital purchases (cash basis)	$340,386	$257,615
Capital purchases (including accrued not paid and financed capital)	$305,650	$216,665
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
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities amounted to $503,994 for the three months ended March 31, 2019 compared to $430,952 for the three months ended March 31, 2018.  The 2019 cash provided by operating activities resulted from $651,636 of income before depreciation and amortization and non-cash items, a decrease in accounts receivable of $28,278, an increase in liabilities related to interest rate swap contracts of $25,120, an increase in deferred revenue of $8,915, partially offset by a decrease in accounts payable and accrued expenses of $201,480 an increase in current and other assets of $4,452, and a net decrease in amounts due to affiliates of $4,023.
The 2018 cash provided by operating activities resulted from $595,999 of income before depreciation and amortization and non-cash items and a decrease in accounts receivable of $25,207, an increase in liabilities related to interest rate swap contracts of $31,922, and an increase in deferred revenue of $11,929, partially offset by a net decrease in accounts payable and accrued liabilities of $213,490 and an increase in other assets of $20,615.

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2019 was $339,907 compared to $262,687 for the three months ended March 31, 2018. The 2019 investing activities consisted primarily of capital expenditures of $340,386, partially offset by other net cash receipts of $479.
The 2018 investing activities consisted primarily of capital expenditures of $257,615, payments for acquisitions and $5,072 in other net cash payments.

Financing Activities
Net cash used in financing activities amounted to $339,615 for the three months ended March 31, 2019, compared to net cash provided by financing activities of $929,539 for the three months ended March 31, 2018. In 2019, the Company's financing activities consisted primarily of redemption and repurchase of senior notes, including premium fees of $2,462,692, the repurchase of common stock pursuant to a share repurchase program of $586,759, repayments of credit facility debt of $361,250, repayment of notes payable of $58,500, additions to deferred financing costs of $11,678, principal payments on finance lease obligations of $1,611 and other net cash payments of $1,500, partially offset by proceeds from the issuance of senior notes of $1,754,375 and proceeds from credit facility debt of $1,390,000.

In 2018, the Company's financing activities consisted primarily of proceeds from credit facility debt of $1,642,500, proceeds from the issuance of senior notes of $1,000,000 and other net cash receipts of $6,812, partially offset by the redemption and repurchase of senior notes, including premiums and fees of $1,057,019, the repayment of credit facility debt of $610,663, contingent payment for acquisition of $28,940, additions to deferred financing costs of $19,225, principal payments on finance lease obligations of $3,067, and other cash payments of $859.
Commitments and Contingencies
As of March 31, 2019, the Company's commitments and contingencies not reflected in the Company's balance sheet decreased to approximately $8,904,000 as compared to approximately $9,460,000 at December 31, 2018. This decrease relates primarily to payments made pursuant to programming commitments and the adoption of ASC 842, partially offset by renewed multi-year programming agreements entered into during the three months ended March 31, 2019.
Common Stock Repurchase
On June 8, 2018, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of Altice USA Class A common stock.  Under the repurchase program, shares of Altice USA Class A common stock may be purchased from time to time in the open market and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Size and timing of these purchases will be determined based on market conditions and other factors. Funding for the repurchase program will be met with cash on hand and/or borrowings under the Company's revolving credit facilities. During the three months ended March 31, 2019, the Company repurchased 29,255,674 shares for a total purchase price of approximately $600,000. From the inception of the repurchase program, the Company acquired 57,284,354 for a total purchase price of approximately $1,100,000.  These acquired shares have been retired and the associated cost was recorded in paid-in capital in the Company’s consolidated balance sheet.
Recently Issued But Not Yet Adopted Accounting Pronouncements
See Note 3 to the accompanying consolidated financial statements contained in "Part I" for a discussion of recently issued accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
All dollar amounts, except per share data, included in the following discussion are presented in thousands.
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2019, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value on our consolidated balance sheet and the collateralized indebtedness is carried at its principal value, net of discounts, and the unamortized fair value adjustment for contracts that existed at the date of the Cablevision Acquisition. The fair value adjustment is being amortized over the term of the related indebtedness.  The carrying value of our collateralized indebtedness amounted to $1,411,869 at March 31, 2019.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.
As of March 31, 2019, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,717,350.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $171,735.  As of March 31, 2019, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $67,685, a net liability position.  For the three months ended March 31, 2019, we recorded a net loss of $177,029 related to our outstanding equity derivative contracts and recorded an unrealized gain of $254,725 related to the Comcast common stock that we held.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2018, net asset position	$109,344
Change in fair value, net	(177,029)
Fair value as of March 31, 2019, net liability position	$(67,685)
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
Fair Value of Debt
At March 31, 2019, the fair value of our fixed rate debt of $17,407,292 was higher than its carrying value of $16,289,196 by $1,118,096.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their principal values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2019 would increase the estimated fair value of our fixed rate debt by $889,918 to $18,297,210.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
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

The following is a summary of interest rate swap contracts outstanding at March 31, 2019:

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
These swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statement of operations. For the three months ended March 31, 2019, the Company recorded a loss on interest rate swap contracts of $23,672.
As of March 31, 2019, our outstanding interest rate swap contracts in a liability position had an aggregate fair value and carrying value of $155,369 reflected in “Liabilities under derivative contracts, long-term” and $754 reflected in "Other current liabilities" on our consolidated balance sheet.
As of March 31, 2019, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control
During the three months ended March 31, 2019, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
In 2019, the Company plans to migrate certain Cequel customers to the Cablevision billing system platform and plans to upgrade a billing system for certain advertising customers.
PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings
Refer to Note 16 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities
Set forth below is information related to transactions under the Company's share repurchase program for the quarter ended March 31, 2019.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

January 1 - January 31	7,282,048	$18.27	35,310,728	$1,366,926,425
February 1 - February 28	4,995,475	20.88	40,306,203	1,262,617,139
March 1 - March 31	16,978,151	21.36	57,284,354	900,000,404

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

Item 5.        Other Information
Submission of Matters to a Vote of Security Holders
On April 30, 2019, Altice USA, Inc. held its Annual Meeting at which (i) the Class A and Class B stockholders voted together as a single class, upon the election of Patrick Drahi, Dexter Goei, Dennis Okhuijsen, Raymond Svider, Mark Mullen, Manon Brouillette, Charles Stewart, Gerrit Jan Bakker and David Drahi to Altice USA’s Board of Directors (“Board”) for one-year terms; and (ii) voted upon (a) the ratification of the appointment of KPMG LLP as Altice USA’s independent registered public accounting firm for the 2019 fiscal year; (b) the non-binding advisory vote on executive compensation and (c) the non-binding advisory vote on frequency of the stockholder vote on executive compensation.
The Class A and Class B stockholders elected all nine director nominees on which they voted, approved the ratification of the appointment of KPMG LLP as Altice USA’s independent registered public accounting firm for the 2019 fiscal year, approved, on a non-binding advisory basis, the compensation of Altice USA's named executive officers, and approved, on a non-binding advisory basis, the frequency of executive compensation votes every 3 years.
The number of votes cast for, withheld or against and the number of abstentions and broker non-votes with respect to each matter voted upon, as applicable, are set forth below. In accordance with Altice USA’s Amended and Restated Certificate of Incorporation, Class A stockholders have one vote per share and Class B stockholders have twenty-five votes per share.
Proposal 1:     ELECTION OF DIRECTORS

	For	Against	Abstain	Broker Non-Votes
Patrick Drahi	4,848,037,126	73,682,359	39,248	31,214,006
Dexter Goei	4,850,103,786	71,617,973	36,974	31,214,006
Dennis Okhuijsen	4,846,330,669	75,389,139	38,925	31,214,006
Raymond Svider	4,874,976,391	46,726,922	43,320	31,214,006
Mark Mullen	4,873,303,641	48,404,695	50,397	31,214,006
Manon Brouillette	4,873,292,483	48,410,130	56,120	31,214,006
Charles Stewart	4,837,619,478	84,089,610	49,645	31,214,006
Gerrit Jan Bakker	4,846,399,017	75,308,219	51,497	31,214,006
David Drahi	4,833,712,466	87,997,123	49,144	31,214,006

Proposal 2:	RATIFICATION OF APPOINTMENT OF KPMG LLP AS INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For:	4,952,113,786
Against:	793,109
Abstain:	65,844
Proposal 3:    NON-BINDING ADVISORY VOTE ON EXECUTIVE COMPENSATION

For:	4,894,570,391
Against:	27,048,015
Abstain:	140,327
Broker Non-Votes:	31,214,006

Proposal 4:	NON-BINDING ADVISORY VOTE ON FREQUENCY OF THE STOCKHOLDER VOTE ON EXECUTIVE COMPENSATION

One year:	198,779,225
Two years:	27,110
Three years:	4,722,830,060
Abstain:	122,338
Broker Non-Votes:	31,214,006
No other matters were considered and voted on by the stockholders at the annual meeting.
Item 6.        Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101
The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 filed with the Securities and Exchange Commission on May 2, 2019, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statement of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.
Date:	May 2, 2019		/s/ Charles Stewart
		By:	Charles Stewart as Co-President and Chief Financial Officer