Form 10-Q
period 2019-06-30
Altice USA, Inc.
filed 2019-07-31
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

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

Indicate by check mark whether each Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	New York Stock Exchange

Number of shares of common stock outstanding as of July 26, 2019:	647,731,515

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
We operate in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, technological, political and social conditions. Various factors could adversely affect our operations, business or financial results in the future and cause our actual results to differ materially from those contained in the forward-looking statements. In addition, important factors that could cause our actual results to differ materially from those in our forward-looking statements include:

•
competition for broadband, video and telephony customers from existing competitors (such as broadband communications companies, wireless data and telephony providers, direct broadcast satellite ("DBS") providers and Internet-based providers) and new competitors entering our footprint;

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

These factors are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could cause our actual results to differ materially from those expressed in any of our forward-looking statements.
Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements are made only as of the date of this Annual Report. Except to the extent required by law, we do not undertake, and specifically decline any obligation, to update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
You should read this Quarterly Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. We qualify all forward-looking statements by these cautionary statements.
Certain numerical figures included in this Quarterly Report have been subject to rounding adjustments. Accordingly, such numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

Item 1. Financial Statements

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
ASSETS	June 30, 2019 (Unaudited)	December 31, 2018
Current Assets:
Cash and cash equivalents	$138,715	$298,781
Restricted cash	260	257
Accounts receivable, trade (less allowance for doubtful accounts of $15,881 and $13,520)	420,321	448,399
Prepaid expenses and other current assets	182,401	136,285
Amounts due from affiliates	1,222	17,557
Derivative contracts	—	1,975
Total current assets	742,919	903,254
Property, plant and equipment, net of accumulated depreciation of $4,704,512 and $4,044,671	5,814,965	5,828,881
Right-of-use operating lease assets	289,932	—
Investment securities pledged as collateral	1,816,147	1,462,626
Derivative contracts	—	109,344
Other assets	92,518	84,382
Amortizable intangibles, net of accumulated amortization of $3,284,685 and $2,882,787	3,865,003	4,192,824
Indefinite-lived cable television franchises	13,020,081	13,020,081
Goodwill	8,138,086	8,012,416
Total assets	$33,779,651	$33,613,808
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2019 (Unaudited)	December 31, 2018
Current Liabilities:
Accounts payable	$909,120	$857,502
Interest payable	335,063	386,475
Accrued employee related costs	133,817	139,806
Amounts due to affiliates	6,479	26,096
Deferred revenue	141,546	140,053
Debt	660,223	158,625
Other current liabilities	332,692	312,634
Total current liabilities	2,518,940	2,021,191
Other liabilities	238,872	271,554
Deferred tax liability	4,765,958	4,723,937
Liabilities under derivative contracts	289,156	132,908
Right-of-use operating lease liability	277,744	—
Long-term debt, net of current maturities	22,980,286	22,653,975
Total liabilities	31,070,956	29,803,565
Commitments and contingencies (Note 16)
Redeemable equity	174,931	130,007
Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 468,084,705 shares issued and 468,068,226 shares outstanding as of June 30, 2019 and 496,064,027 shares issued and outstanding as of December 31, 2018	4,681	4,961
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 shares issued and 187,157,804 shares outstanding as of June 30, 2019 and 212,976,259 shares outstanding as of December 31, 2018	1,872	2,130
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	2,220,348	3,423,803
Retained earnings	313,198	251,830
	2,540,099	3,682,724
Treasury stock, at cost (16,479 Altice USA Class A common shares)	—	—
Accumulated other comprehensive loss	(14,474)	(11,783)
Total stockholders' equity	2,525,625	3,670,941
Noncontrolling interest	8,139	9,295
Total stockholders' equity	2,533,764	3,680,236
	$33,779,651	$33,613,808
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue (including revenue from affiliates of $496, $727, $1,088 and $852, respectively) (See Note 15)	$2,451,081	$2,364,153	$4,847,648	$4,693,867
Operating expenses:
Programming and other direct costs (including charges from affiliates of $2,087, $3,865, $3,774 and $5,019 respectively) (See Note 15)	818,994	795,127	1,631,979	1,582,488
Other operating expenses (including charges from affiliates of $2,020, $6,255, $4,266 and $14,249, respectively) (See Note 15)	569,459	575,749	1,133,891	1,158,772
Restructuring and other expense	11,465	9,691	26,709	13,278
Depreciation and amortization (including impairments)	568,620	648,527	1,130,048	1,291,232
	1,968,538	2,029,094	3,922,627	4,045,770
Operating income	482,543	335,059	925,021	648,097
Other income (expense):
Interest expense	(381,218)	(390,543)	(769,501)	(767,801)
Interest income	605	5,313	2,424	8,416
Gain (loss) on investments and sale of affiliate interests, net	103,146	(45,113)	357,871	(293,715)
Gain (loss) on derivative contracts, net	(49,624)	42,159	(226,653)	210,511
Loss on interest rate swap contracts	(26,900)	(12,929)	(50,572)	(44,851)
Loss on extinguishment of debt and write-off of deferred financing costs	(1,194)	(36,911)	(159,096)	(41,616)
Other income (expense), net	212	(629)	292	(12,287)
	(354,973)	(438,653)	(845,235)	(941,343)
Income (loss) before income taxes	127,570	(103,594)	79,786	(293,246)
Income tax benefit (expense)	(41,160)	5,590	(18,574)	66,293
Net income (loss)	86,410	(98,004)	61,212	(226,953)
Net loss (income) attributable to noncontrolling interests	(43)	149	156	147
Net income (loss) attributable to Altice USA, Inc. stockholders	$86,367	$(97,855)	$61,368	$(226,806)
Income (loss) per share:
Basic income (loss) per share	$0.13	$(0.13)	$0.09	$(0.31)
Basic weighted average common shares (in thousands)	668,031	737,069	681,703	737,069

Diluted income (loss) per share:	$0.13	$(0.13)	$0.09	$(0.31)
Diluted weighted average common shares (in thousands)	668,648	737,069	682,014	737,069
Cash dividends declared per common share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$86,410	$(98,004)	$61,212	$(226,953)
Other comprehensive income (loss):
Defined benefit pension plans:
Unrecognized actuarial gain (loss)	(8,567)	(359)	(3,648)	4,192
Applicable income taxes	2,282	97	989	(1,131)
Unrecognized actuarial gain (loss) arising during period, net of income taxes	(6,285)	(262)	(2,659)	3,061
Settlement loss included in other expense, net	367	258	538	864
Applicable income taxes	(101)	(70)	(147)	(234)
Settlement loss included in other expense, net, net of income taxes	266	188	391	630
Foreign currency translation adjustment	(336)	914	(580)	914
Applicable income taxes	93	(338)	157	(338)
Foreign currency translation adjustment, net	(243)	576	(423)	576
Other comprehensive income (loss)	(6,262)	502	(2,691)	4,267
Comprehensive income (loss)	80,148	(97,502)	58,521	(222,686)
Comprehensive loss (income) attributable to noncontrolling interests	(43)	149	156	147
Comprehensive income (loss) attributable to Altice USA, Inc. stockholders	$80,105	$(97,353)	$58,677	$(222,539)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2019	$4,961	$2,130	$3,423,803	$251,830	$—	$(11,783)	$3,670,941	$9,295	$3,680,236
Net loss attributable to stockholders	—	—	—	(24,999)	—	—	(24,999)	—	(24,999)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(199)	(199)
Distributions from noncontrolling interests	—	—	—	—	—	—	—	(1,000)	(1,000)
Pension liability adjustments, net of income taxes	—	—	—	—	—	3,752	3,752	—	3,752
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(181)	(181)	—	(181)
Share-based compensation expense	—	—	13,790	—	—	—	13,790	—	13,790
Redeemable equity vested	—	—	1,364	—	—	—	1,364	—	1,364
Change in redeemable equity	—	—	(61,696)	—	—	—	(61,696)	—	(61,696)
Class A shares acquired through share repurchase program and retired	(294)	—	(599,707)	—	—	—	(600,001)	—	(600,001)
Conversion of Class B to Class A shares	242	(242)	—	—	—	—	—	—	—
Balance at March 31, 2019	$4,909	$1,888	$2,777,554	$226,831	$—	$(8,212)	$3,002,970	$8,096	$3,011,066
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at March 31, 2019	$4,909	$1,888	$2,777,554	$226,831	$—	$(8,212)	$3,002,970	$8,096	$3,011,066
Net income attributable to stockholders	—	—	—	86,367	—	—	86,367	—	86,367
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	43	43
Pension liability adjustments, net of income taxes	—	—	—	—	—	(6,019)	(6,019)	—	(6,019)
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(243)	(243)	—	(243)
Share-based compensation expense (equity classified)	—	—	16,077	—	—	—	16,077	—	16,077
Redeemable equity vested	—	—	61,702	—	—	—	61,702	—	61,702
Change in redeemable equity	—	—	(46,294)	—	—	—	(46,294)	—	(46,294)
Class A shares acquired through share repurchase program and retired	(249)	—	(599,703)	—	—	—	(599,952)	—	(599,952)
Conversion of Class B to Class A shares	16	(16)	—	—	—	—	—	—	—
Issuance of common shares pursuant to employee long term incentive plan	—	—	244	—	—	—	244	—	244
Class A shares issued in connection with acquisition	5	—	10,768	—	—	—	10,773	—	10,773
Balance at June 30, 2019	$4,681	$1,872	$2,220,348	$313,198	$—	$(14,474)	$2,525,625	$8,139	$2,533,764

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2018, as adjusted	$2,470	$4,901	$4,665,229	$840,636	$(10,022)	$5,503,214	$1,539	$5,504,753
Net loss attributable to stockholders	—	—	—	(128,951)	—	(128,951)	—	(128,951)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	2	2
Pension liability adjustments, net of income taxes	—	—	—	—	3,765	3,765	—	3,765
Share-based compensation expense	—	—	21,623	—	—	21,623	—	21,623
Change in redeemable equity	—	—	(3,347)	—	—	(3,347)	—	(3,347)
Other changes to equity	—	—	(859)	—	—	(859)	—	(859)
Adoption of ASU No. 2018-02	—	—	—	2,163	(2,163)	—	—	—
Balance at March 31, 2018	2,470	4,901	4,682,646	713,848	(8,420)	5,395,445	1,541	5,396,986
Net loss attributable to stockholders	—	—	—	(97,855)	—	(97,855)	—	(97,855)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	(149)	(149)
Contributions from noncontrolling interests	—	—	—	—	—	—	5,995	5,995
Pension liability adjustments, net of income taxes	—	—	—	—	(74)	(74)	—	(74)
Foreign currency translation adjustment	—	—	—	—	576	576	—	576
Share-based compensation expense	—	—	12,226	—	—	12,226	—	12,226
Redeemable equity vested	—	—	111,521	—	—	111,521	—	111,521
Change in redeemable equity	—	—	(47,049)	—	—	(47,049)	—	(47,049)
Dividend payment	—	—	(963,711)	(536,224)	—	(1,499,935)	—	(1,499,935)
Conversion of Class B to Class A shares, including $2,424 in connection with the Distribution	2,458	(2,458)	—	—	—	—	—	—
Impact of i24 Acquisition	—	—	61,049	(73,578)	(2,520)	(15,049)	—	(15,049)
Balance at June 30, 2018	$4,928	$2,443	$3,856,682	$6,191	$(10,438)	$3,859,806	$7,387	$3,867,193

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$61,212	$(226,953)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,130,048	1,291,232
Equity in net loss of affiliates	—	10,849
Loss (gain) on investments and sale of affiliate interests, net	(357,871)	293,715
Loss (gain) on derivative contracts, net	226,653	(210,511)
Loss on extinguishment of debt and write-off of deferred financing costs	159,096	41,616
Amortization of deferred financing costs and discounts (premiums) on indebtedness	53,876	36,971
Settlement loss related to pension plan	538	864
Share-based compensation expense related to equity classified awards	29,867	33,849
Deferred income taxes	19,604	(80,280)
Provision for doubtful accounts	34,814	29,462
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	1,804	(37,224)
Other receivables	2,740	(5,926)
Prepaid expenses and other assets	(39,477)	(31,951)
Amounts due from and due to affiliates	(3,282)	8,573
Accounts payable	18,549	49,449
Interest payable, accrued employee related costs and other liabilities	(98,551)	(110,227)
Deferred revenue	12,022	20,536
Liabilities related to interest rate swap and derivative contracts	41,322	45,199
Net cash provided by operating activities	1,292,964	1,159,243
Cash flows from investing activities:
Capital expenditures	(657,253)	(498,297)
Payment for acquisitions, net of cash acquired	(172,659)	(5,308)
Sale of affiliate interest	—	(3,537)
Proceeds related to sale of equipment, including costs of disposal	898	6,858
Increase in other investments	—	(2,500)
Additions to other intangible assets	(867)	—
Net cash used in investing activities	(829,881)	(502,784)

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Proceeds from credit facility debt, net of discounts	$1,940,000	$1,642,500
Repayment of credit facility debt	(602,830)	(621,325)
Issuance of senior notes and debentures, including premiums	1,754,375	2,050,000
Redemption of senior notes, including premiums and fees	(2,462,692)	(2,123,756)
Proceeds from collateralized indebtedness, net	—	337,124
Repayment of collateralized indebtedness and related derivative contracts, net	—	(337,124)
Dividends to stockholders	—	(1,499,935)
Proceeds from notes payable	39,856	—
Repayment of notes payable	(74,061)	(446)
Principal payments on finance lease obligations	(3,273)	(6,019)
Purchase of shares of Class A common stock, pursuant to a share repurchase program	(1,199,953)	—
Additions to deferred financing costs	(12,488)	(22,277)
Contingent payment for acquisition	(500)	(28,940)
Contributions from (distributions to) noncontrolling interests	(1,000)	5,995
Other	—	(859)
Net cash used in financing activities	(622,566)	(605,062)
Net increase (decrease) in cash and cash equivalents	(159,483)	51,397
Effect of exchange rate changes on cash and cash equivalents	(580)	(104)
Net increase (decrease) in cash and cash equivalents	(160,063)	51,293
Cash, cash equivalents and restricted cash at beginning of year	299,038	330,100
Cash, cash equivalents and restricted cash at end of period	$138,975	$381,393

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
Acquisition of Altice Technical Services US Corp
Altice Technical Services US Corp. ("ATS") was formed to provide network construction and maintenance services and commercial and residential installations, disconnections, and maintenance. During the second quarter of 2017, a substantial portion of the Company's technical workforce at Cablevision, a wholly-owned subsidiary of Altice USA, either accepted employment with ATS or became employees of ATS and ATS commenced operations and began to perform services for the Company. A substantial portion of the Cequel technical workforce became employees of ATS in December 2017. Additionally, in the second quarter of 2017, the Company entered into an Independent Contractor Agreement with ATS that governed the terms of the services provided to the Company and entered into a Transition Services Agreement for the use of the Company's resources to provide various overhead functions to ATS, including accounting, legal and human resources and for the use of certain facilities, vehicles and technician tools during a transitional period. The Transition Services Agreement required ATS to reimburse the Company for its cost to provide such services.
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

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Prior to Altice Europe's announcement of the Distribution, the Board of Directors of Altice USA, acting through its independent directors, approved the payment of a $2.035 dividend to all shareholders of record on May 22, 2018. The payment of the dividend, aggregating $1,499,935, was made on June 6, 2018, and was funded with cash at CSC Holdings LLC, a wholly-owned subsidiary of Cablevision, from financings completed in January 2018, and cash generated from operations. In connection with the payment of the dividend, the Company recorded a decrease in retained earnings of $536,224, representing the cumulative earnings through the payment date, and a decrease in paid in capital of $963,711.
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
During the six months ended June 30, 2019, the Company repurchased 54,254,675 shares for a total purchase price of approximately $1,199,953. From inception through June 30, 2019, the Company repurchased an aggregate of 82,283,355 shares for a total purchase price of approximately $1,699,953. These acquired shares were retired and the cost for these shares was recorded in paid in capital in the Company's consolidated balance sheet. As of June 30, 2019, the Company had approximately $300,047 of availability remaining under its stock repurchase program and had 655,226,030 combined Class A and Class B shares outstanding.
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
NOTE 3.    ACCOUNTING PRONOUNCEMENTS
Recently Issued But Not Yet Adopted Accounting Pronouncements
ASU No. 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14")
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to clarify certain disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 becomes effective for the Company on January

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

1, 2021, although early adoption is permitted. The Company does not expect the adoption of ASU 2018-14 to have a material impact on its consolidated financial statements.
ASU No. 2018-15, Customer’s Accounting for Implementation Costs in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15")
Also in August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs in a Cloud Computing Arrangement That is a Service Contract, which requires upfront implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract to be amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-15 becomes effective for the Company on January 1, 2020, although early adoption is permitted. The Company is currently in the process of evaluating the impact that the adoption of ASU 2018-15 will have on its consolidated financial statements.
ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) ("ASU 2017-04")
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 becomes effective for the Company on January 1, 2020 with early adoption permitted and will be applied prospectively.
ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13")
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU No.2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be assessed for impairment under the current expected credit loss model rather than an incurred loss model. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount.  ASU 2016-13 becomes effective for the Company on January 1, 2020. Early adoption is permitted.  The Company is currently in the process of evaluating the impact the adoption of ASU No. 2016-13 will have on its consolidated financial statements.
NOTE 4.    NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO STOCKHOLDERS
Net Income (Loss) Per Share
Basic net income (loss) per common share attributable to Altice USA stockholders is computed by dividing net income (loss) attributable to Altice USA stockholders by the weighted average number of common shares outstanding during the period.  Diluted income per common share attributable to Altice USA stockholders reflects the dilutive effects of stock options and restricted stock. For such awards that are performance based, the diluted effect is reflected upon the achievement of the performance criteria.
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted income per share attributable to Altice USA stockholders for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in thousands)
Basic weighted average shares outstanding	668,031	681,703
Effect of dilution:
Stock options	566	285
Restricted stock	51	26
Diluted weighted average shares outstanding	668,648	682,014

For the three and six months ended June 30, 2019, the weighted average of anti-dilutive shares of approximately 1,292,000 and 6,350,000 shares have been excluded from diluted weighted average shares outstanding.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Diluted net loss per common share attributable to Altice USA stockholders for the three and six months ended June 30, 2018 excludes the effects of the weighted average common stock equivalents of approximately 5,512,000 shares and 4,073,000 shares, respectively, as they are anti-dilutive.
NOTE 5.    REVENUE AND CONTRACT ASSETS
The following table presents the composition of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Residential:
Video	$1,018,426	$1,034,404	$2,035,756	$2,068,112
Broadband	806,250	712,202	1,581,823	1,413,823
Telephony	150,232	163,499	304,696	329,537
Business services and wholesale	357,806	337,388	708,495	670,478
Advertising	112,953	109,898	206,498	197,480
Other	5,414	6,762	10,380	14,437
Total revenue	$2,451,081	$2,364,153	$4,847,648	$4,693,867

The Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  In instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three and six months ended June 30, 2019 the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $63,920 and $128,156, respectively. For the three and six months ended June 30, 2018 the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $63,362 and $127,192, respectively.
Contract Assets
The following table provides information about contracts assets and contract liabilities related to contracts with customers:

	June 30, 2019	December 31, 2018
Contract assets (a)	$28,236	$26,405
Deferred revenue (b)	204,440	190,056

(a)	Contract assets include primarily sales commissions for enterprise customers that are deferred and amortized over the average contract term.

(b)
Deferred revenue represents payments received from customers for services that have yet to be provided and installation revenue which is deferred and recognized over the benefit period. A significant portion of the Company's deferred revenue represents payments for services for up to one month in advance from residential and small and medium-sized business ("SMB") customers which is realized within the following month as services are performed.

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

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
The Company's non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2019	2018
Non-Cash Investing and Financing Activities:

Property and equipment accrued but unpaid	$245,692	$120,958
Leasehold improvements paid by landlord	—	350
Notes payable issued to vendor for the purchase of equipment	16,204	44,466
Right-of-use assets acquired in exchange for finance lease obligations	6,501	1,349
Deferred financing costs accrued but unpaid	853	—
Supplemental Data:
Cash interest paid	763,819	732,231
Income taxes paid (refunded), net	6,247	8,940

NOTE 7.    RESTRUCTURING AND OTHER EXPENSE
Restructuring
Beginning in the first quarter of 2016, the Company commenced restructuring initiatives that were intended to simplify the Company's organizational structure ("2016 Restructuring Plan").

The following table summarizes the activity for the 2016 Restructuring Plan:
	Severance and Other Employee Related Costs	Facility Realignment and Other Costs	Total
Accrual balance at December 31, 2018	$21,454	$13,615	$35,069
Restructuring charges	6,363	5,140	11,503
Payments and other	(20,749)	(1,734)	(22,483)
Impact of the adoption of ASC 842 (a)	—	(13,849)	(13,849)
Accrual balance at June 30, 2019	$7,068	$3,172	$10,240

(a)
Certain accrued restructuring liabilities were netted against right-of-use operating assets on the Company's consolidated balance sheet as of January 1, 2019 in connection with the Company's adoption of ASC 842 (see Note 8).

Cumulative costs to date relating to the 2016 Restructuring Plan amounted to $427,725.
In May 2019, the Company commenced another restructuring initiative to further simplify the Company's organization structure ("2019 Restructuring Plan"). Costs incurred relating to the 2019 Restructuring Plan amounted to $5,540 for the three and six months ended June 30, 2019.
In addition, for the three and six months ended June 30, 2019, the Company recorded restructuring charges of $147 and $8,696, respectively, related to the impairment of right-of-use operating lease assets, included in the Company's restructuring initiatives, as their carrying amount was not recoverable and exceeded their fair value.
Transaction Costs
The Company recorded costs of $574 and $970 during the three and six months ended June 30, 2019, respectively, primarily related to costs incurred in connection with the Company's acquisition of Cheddar Inc. (see Note 9). The Company incurred transaction costs of $3,496 and $5,762 for the three and six months ended June 30, 2018 relating to the Distribution discussed in Note 1.

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

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Balance sheet information related to our leases is presented below:

		June 30,	January 1,	December 31,
	Balance Sheet location	2019	2019	2018
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$289,932	$274,292	$—
Right-of-use lease liability, current	Other current liabilities	39,123	48,033	—
Right-of-use lease liability, long-term	Right-of-use operating lease liability	277,744	251,867	—
Finance leases:
Right-of-use lease assets	Property, plant and equipment	28,460	30,891	30,891
Right-of-use lease liability, current	Current portion of long-term debt	6,464	5,928	5,928
Right-of-use lease liability, long-term	Long-term debt	20,632	19,262	19,262

The following provides details of the Company's lease expense:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense, net	$14,948	$30,226
Finance lease expense:
Amortization of assets	1,630	3,192
Interest on lease liabilities	388	746
Total finance lease expense	2,018	3,938
	$16,966	$34,164

Other information related to leases is presented below:

As of June 30,
2019
Right-of-use assets acquired in exchange for operating lease obligations	$43,441

Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from finance leases	746
Operating cash flows from operating leases	32,481

Weighted Average Remaining Lease Term:
Operating leases	9.6 years
Finance leases	4.6 years
Weighted Average Discount Rate:
Operating leases	6.06%
Finance leases	5.86%

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

	Financing leases	Operating leases
2019 (excluding the six months ended June 30, 2019)	$3,874	$27,832
2020	7,173	50,248
2021	5,853	45,440
2022	5,824	47,024
2023	5,282	36,869
Thereafter	2,884	218,129
Total future minimum lease payments, undiscounted	30,890	425,542
Less: Imputed interest	(3,794)	(108,675)
Present value of future minimum lease payments	$27,096	$316,867

The following table presents the Company’s unadjusted lease commitments as of December 31, 2018 as a required disclosure for companies adopting the lease standard prospectively without revising comparative period information.

	Financing leases	Operating leases
2019	$5,928	$47,905
2020	5,087	50,356
2021	3,969	43,362
2022	4,146	34,882
2023	3,828	25,234
Thereafter	2,232	167,941

NOTE 9.    INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired amortizable intangible assets:

	As of June 30, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,017,994	$(2,512,269)	$3,505,725	$5,970,884	$(2,162,110)	$3,808,774	8 to 18 years
Trade names	1,081,083	(749,615)	331,468	1,067,083	(701,998)	365,085	2 to 5 years
Other amortizable intangibles	50,611	(22,801)	27,810	37,644	(18,679)	18,965	1 to 15 years
	$7,149,688	$(3,284,685)	$3,865,003	$7,075,611	$(2,882,787)	$4,192,824

Amortization expense for the three and six months ended June 30, 2019 aggregated to $201,279 and $401,898, respectively, and for the three and six months ended June 30, 2018 aggregated $226,052 and $457,869, respectively.
The carrying amount of goodwill is presented below:

Goodwill as of December 31, 2018	$8,012,416
Goodwill recorded in connection with the acquisition of Cheddar Inc.	125,651
Adjustments to purchase accounting	19
Goodwill as of June 30, 2019	$8,138,086

In June 2019, the Company completed the acquisition of Cheddar Inc., a digital-first news company, for approximately$200,000 in cash and stock, subject to certain closing adjustments as set forth in the merger agreement. The acquisition

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

was accounted for as a business combination in accordance with ASC Topic 805. The preliminary purchase price of approximately $198,588 was allocated to the identifiable tangible and intangible assets and liabilities of Cheddar based on preliminary fair value information currently available, which is subject to change within the measurement period (up to one year from the acquisition date). Based on the preliminary purchase price, the Company recorded goodwill of $125,651, customer relationships of $47,110, trade names of $14,000 and other amortizable intangible assets of $11,900.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 10.     DEBT
The following table provides details of the Company's outstanding debt:

		Interest Rate at June 30, 2019	June 30, 2019		December 31, 2018
Date Issued	Maturity Date		Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
February 12, 2009	February 15, 2019	8.625%	$—	$—	$526,000	$527,749
November 15, 2011	November 15, 2021	6.750%	1,000,000	974,093	1,000,000	969,285
May 23, 2014	June 1, 2024	5.250%	750,000	677,720	750,000	671,829
October 9, 2015	January 15, 2023	10.125%	—	—	1,800,000	1,781,424
October 9, 2015	October 15, 2025	10.875%	1,684,221	1,664,092	1,684,221	1,663,027
November 27, 2018	December 15, 2021	5.125%	1,240,762	1,168,267	1,240,762	1,155,264
November 27, 2018	July 15, 2025	7.750%	617,881	604,712	617,881	603,889
November 27, 2018	April 1, 2028	7.500%	1,045,882	1,044,209	1,045,882	1,044,143
CSC Holdings Senior Guaranteed Notes:
October 9, 2015	October 15, 2025	6.625%	1,000,000	988,750	1,000,000	988,052
September 23, 2016	April 15, 2027	5.500%	1,310,000	1,305,177	1,310,000	1,304,936
January 29, 2018	February 1, 2028	5.375%	1,000,000	992,403	1,000,000	992,064
November 27, 2018	July 15, 2023	5.375%	1,095,825	1,080,114	1,095,825	1,078,428
November 27, 2018	May 15, 2026	5.500%	1,498,806	1,485,076	1,498,806	1,484,278
January 24, 2019	February 1, 2029	6.500%	1,750,000	1,746,881	—	—
Cablevision Senior Notes (b):
April 15, 2010	April 15, 2020	8.000%	500,000	497,045	500,000	495,302
September 27, 2012	September 15, 2022	5.875%	649,024	593,104	649,024	585,817
October 19, 2018	December 15, 2021 (e)	5.125%	8,886	8,367	8,886	8,274
October 19, 2018	July 15, 2025	7.750%	1,740	1,692	1,740	1,690
October 19, 2018	April 1, 2028	7.500%	4,118	4,111	4,118	4,110
			15,157,145	14,835,813	15,733,145	15,359,561
CSC Holdings Credit Facility Debt (Restricted Group):
Revolving Credit Facility (c) (d)		4.730%	622,857	609,754	250,000	231,425
Term Loan B	July 17, 2025	4.644%	2,940,000	2,925,564	2,955,000	2,939,425
Incremental Term Loan B-2	January 25, 2026	4.894%	1,485,000	1,469,340	1,492,500	1,475,778
Incremental Term Loan B-3	January 15, 2026	4.644%	1,271,813	1,266,155	1,275,000	1,268,931
Incremental Term Loan B-4	April 15, 2027	5.394%	1,000,000	986,518	—	—
			7,319,670	7,257,331	5,972,500	5,915,559
Collateralized indebtedness (see Note 11)			1,459,638	1,417,647	1,459,638	1,406,182
Finance lease obligations (see Note 8)			27,096	27,096	25,190	25,190
Notes payable and supply chain financing (f)			102,622	102,622	106,108	106,108
			24,066,171	23,640,509	23,296,581	22,812,600
Less: current portion of senior notes debt			(508,886)	(505,412)	—	—
Less: current portion of credit facility debt			(67,750)	(67,750)	(54,563)	(54,563)
Less: current portion of notes payable and supply chain financing			(80,597)	(80,597)	(98,134)	(98,134)
Less: current portion of finance lease obligations			(6,464)	(6,464)	(5,928)	(5,928)
			(663,697)	(660,223)	(158,625)	(158,625)
Long-term debt			$23,402,474	$22,980,286	$23,137,956	$22,653,975

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

(c)
At June 30, 2019, $178,014 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $1,674,129 of the facility was undrawn and available, subject to covenant limitations.

(d)
The revolving credit facility matures on January 31, 2024, however $200,000 is due on November 30, 2021. As discussed in Note 17, the balance of the revolving credit facility was repaid in July 2019 with proceeds from the issuance of $1,000,000 principal amount of senior notes due January 2030.

(e)
In July 2019, the Company redeemed $8,886 principal amount of these senior notes. As a result of the early redemption, the principal amount of these senior notes was reclassified from long-term debt to current debt.

(f)	Includes $39,856 related to supply chain financing agreements entered into in the second quarter of 2019 that is required to be repaid within one year from the date of the respective agreement.
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
During the six months ended June 30, 2019, CSC Holdings borrowed $950,000 under its revolving credit facility and repaid $577,143 of amounts outstanding under the revolving credit facility, a portion of which was funded from the proceeds of the issuance of an additional $250,000 principal amount of CSC Holdings 2029 Guaranteed Notes (see discussion above).
In January and May 2019, CSC Holdings amended its existing revolving credit facility. After the amendments, the total size of the revolving credit facility that the Company can draw upon as of June 30, 2019 amounted to $2,475,000, including $2,275,000 maturing in January 2024 and priced at LIBOR plus 2.25%. The remaining $200,000 matures in November 2021 and is priced at LIBOR plus 3.25%. In connection with the amendment entered into in May 2019, the Company recorded a write-off of deferred financing costs of $1,195.
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
As of June 30, 2019, the Company was in compliance with all of its financial covenants under the CSC Holdings Credit Facilities and with all of its financial covenants under the indentures under which the senior and senior guaranteed notes were issued.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following table provides a summary of the loss on extinguishment of debt and the write-off of deferred financing costs recorded by the Company upon the redemption of senior notes and the refinancing of credit facilities:

	Three Months Ended	Six Months Ended
	June 30, 2019

CSC Holdings 10.125% Senior Notes due 2023	$—	$154,666
Refinancing and subsequent amendment to CSC Holdings credit facility	1,194	4,430
	$1,194	$159,096

	Three Months Ended	Six Months Ended
	June 30, 2018
Cablevision 7.75% Senior Notes due 2018	$1	$4,706
Cequel 6.375% Senior Notes due 2020	36,910	36,910
	$36,911	$41,616

Summary of Debt Maturities
The future maturities of debt payable by the Company under its various debt obligations outstanding as of June 30, 2019, including notes payable and collateralized indebtedness (see Note 11), but excluding finance lease obligations (see Note 8), are as follows:

2019 (excluding the six months ended June 30, 2019)	$74,124
2020	623,128
2021	3,776,104
2022	723,807
2023	1,164,330
Thereafter	17,677,582

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
All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  If any one of these contracts were terminated prior to its scheduled maturity date, the Company would be obligated to

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2019, the Company did not have an early termination shortfall relating to any of these contracts.
The Company monitors the financial institutions that are counterparties to its equity derivative contracts.  All of the counterparties to such transactions carry investment grade credit ratings as of June 30, 2019.
Interest Rate Swap Contracts
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. As of June 30, 2019, the Company did not hold and has not issued derivative instruments for trading or speculative purposes.
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at
		June 30, 2019	December 31, 2018

Asset Derivatives:
Interest rate swap contracts	Derivative contracts, current	$—	$1,975
Prepaid forward contracts	Derivative contracts, long-term	—	109,344
		—	111,319
Liability Derivatives:
Interest rate swap contracts	Other current liabilities	(478)	(70)
Prepaid forward contracts	Liabilities under derivative contracts, long-term	(117,309)	—
Interest rate swap contracts	Liabilities under derivative contracts, long-term	(171,847)	(132,908)
		$(289,634)	$(132,978)

The following table presents certain statement of operations data related to our derivative contracts and the underlying common stock:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2019		June 30, 2018
Gain (loss) on derivative contracts (related to change in the value of equity derivative contracts related to Comcast common stock)	$(49,624)	$(226,653)	$42,159	$210,511
Change in fair value of Comcast common stock included in gain (loss) on investments	98,794	353,519	(58,420)	(310,996)
Loss on interest rate swap contracts	(26,900)	(50,572)	(12,929)	(44,851)

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
The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis:

	Fair Value Hierarchy	June 30, 2019	December 31, 2018
Assets:
Money market funds	Level I	$26,280	$91,852
Investment securities pledged as collateral	Level I	1,816,147	1,462,626
Prepaid forward contracts	Level II	—	109,344
Interest rate swap contracts	Level II	—	1,975
Liabilities:
Prepaid forward contracts	Level II	117,309	—
Interest rate swap contracts	Level II	172,325	132,978
Contingent consideration related to 2017 and 2018 acquisitions	Level III	5,139	6,195

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
The fair value of the contingent consideration as of June 30, 2019 is equal to the contractual obligation expected to be paid based on a probability assessment of attaining the targets as of such date. The maximum amount that could be paid if all targets are achieved is approximately $11,000.
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate:
Credit Facility Debt, Collateralized Indebtedness, Senior Notes and Debentures, Senior Guaranteed Notes, Notes Payable and Supply Chain Financing
The fair values of each of the Company's debt instruments are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities. The fair value of notes payable is based primarily on the present value of the remaining payments discounted at the borrowing cost. The carrying value of outstanding amounts related to supply chain financing agreements approximates the fair value due to the short-term nature of their maturity (less than one year).
The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized as follows:

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

		June 30, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value
CSC Holdings debt instruments:
Credit facility debt	Level II	$7,257,331	$7,319,670	$5,915,559	$5,972,500
Collateralized indebtedness	Level II	1,417,647	1,413,259	1,406,182	1,374,203
Senior guaranteed notes	Level II	7,598,401	8,038,302	5,847,758	5,646,468
Senior notes and debentures	Level II	6,133,093	6,824,137	8,416,610	8,972,722
Notes payable and supply chain financing	Level II	102,622	103,341	106,108	105,836
Cablevision debt instruments:
Senior notes and debentures	Level II	1,104,319	1,213,355	1,095,193	1,163,843
		$23,613,413	$24,912,064	$22,787,410	$23,235,572

(a)	Amounts are net of unamortized deferred financing costs and discounts/premiums.
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
For the three and six months ended June 30, 2019, the Company recorded income tax expense of $41,160 and $18,574 on pre-tax income of $127,570 and $79,786, respectively, resulting in an effective tax rate of 32% and 23%, respectively, which are higher than the U.S. federal statutory tax rate. The primary differences between the effective tax rate and the statutory tax rate are due to a revaluation of state deferred taxes primarily due to certain changes to the state tax rates used to measure the Company’s deferred tax liabilities and certain non-deductible expenses.
The Company recorded an income tax benefit of $5,590 and $66,293 for the three and six months ended June 30, 2018, reflecting an effective tax rate of approximately 5% and 23%, respectively. The tax benefit was calculated based upon the actual effective tax rate for the year-to-date period. The Company determined this to represent the best estimate of the annual effective tax rate in light of the magnitude of the expected income and the significant permanent differences.
NOTE 14.    SHARE-BASED COMPENSATION
Carry Unit Plan
Certain employees of the Company and its affiliates received awards of units in a carry unit plan of Neptune Management LP, an entity which has an ownership interest in the Company. The following table summarizes activity relating to these carry units:

	Number of Time Vesting Awards	Number of Performance Based Vesting Awards	Weighted Average Grant Date Fair Value
Balance, December 31, 2018	83,575,000	10,000,000	$1.14
Vested	(21,918,750)	—	0.79
Forfeited	(3,000,000)	—	0.91
Balance, June 30, 2019	58,656,250	10,000,000	$1.31

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The weighted average fair value per unit was $3.17 and $1.95 as of June 30, 2019 and December 31, 2018, respectively. For the three and six months ended June 30, 2019 the Company recognized an expense of $7,861 and $14,334, respectively, related to the push down of share-based compensation related to the carry unit plan. For the three and six months ended June 30, 2018, the Company recognized an expense of $7,993 and $25,494 related to the push down of share-based compensation expense related to the carry unit plan.
Stock Option Plan
The following table summarizes activity related to the Company's employee stock options issued pursuant to the Altice USA 2017 Long Term Incentive Plan (the "2017 LTIP"):

	Shares Under Option		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
	Time Vesting	Performance Based Vesting			Aggregate Intrinsic Value (a)
Balance at December 31, 2018	11,230,168	73,639	$17.50	9.47	$—
Granted	2,489,542	—	22.45
Forfeited	(288,734)	(16,736)	17.63
Balance at June 30, 2019	13,430,976	56,903	18.41	9.11	80,126
Options exercisable at June 30, 2019	—	—	—	—	—

(a)	The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of the Company's Class A common stock at the respective date.
The Company recognized share-based compensation expense related to employee stock options for the three and six months ended June 30, 2019 of $7,817 and $15,134, respectively. The Company recognized share based compensation expense related to employee stock options for the three and six months ended June 30, 2018 of $4,233 and $8,355, respectively.
In June 2019, the Company granted restricted stock awards to certain employees pursuant to the 2017 LTIP. In connection with these awards, the Company recorded share based compensation expense of $857.
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
The Company's equity in the net losses of i24NEWS, prior to April 1, 2018, for the six months ended June 30, 2018 of $1,130 were recorded using the equity method and reflected in other expense, net in the Company's consolidated statements of operations. In April 2018, Altice Europe transferred its ownership of i24 US and I24 Europe to the Company for minimal consideration.
In April 2018, the Company redeemed a 24% interest in Newsday LLC ("Newsday") and recognized a gain of $13,298, reflected in gain (loss) on investments and sale of affiliate interests in the Company's statements of operations. For the three and six months ended June 30, 2018, the Company recorded equity in the net loss of Newsday of $407 and $9,719, respectively, reflected in other expense, net in the Company's consolidated statements of operations. From July 7, 2016 through April 2018, the Company held a 25% ownership interest in Newsday and prior to July 7, 2016, Newsday was a wholly-owned subsidiary of Cablevision.

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
The following table summarizes the revenue and charges related to services provided to or received from subsidiaries of Altice Europe and Newsday:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$496	$727	$1,088	$852
Operating expenses:
Programming and other direct costs	$(2,087)	$(3,865)	$(3,774)	$(5,019)
Other operating expenses, net	(2,020)	(6,255)	(4,266)	(14,249)
Operating expenses, net	(4,107)	(10,120)	(8,040)	(19,268)

Other income, net	—	149	—	149
Net charges	$(3,611)	$(9,244)	$(6,952)	$(18,267)
Capital Expenditures	$2,536	$1,108	$5,890	$2,734

Revenue
The Company recognized revenue primarily from the sale of advertising to a subsidiary of Altice Europe.
Programming and other direct costs
Programming and other direct costs include costs incurred by the Company for advertising services provided by a subsidiary of Altice Europe.
Other operating expenses, net
Altice Europe provided certain executive services, as well as consulting, advisory and other services, including, prior to the Company's initial public offering ("IPO") in June 2017, CEO, CFO and COO services, to the Company. Compensation under the terms of the agreement was an annual fee of $30,000 to be paid by the Company. Fees associated with this agreement recorded by the Company amounted to approximately $5,750 and $13,250 for the three and six months ended June 30, 2018, respectively. This agreement was terminated upon the completion of the Distribution discussed in Note 1.
Other operating expenses also include charges for services provided by other subsidiaries of Altice Europe aggregating $2,020 and $4,266, for the three and six months ended June 30, 2019 and $505 and $999 for the three and six months ended June 30, 2018, respectively.
Capital Expenditures
Capital expenditures include $2,536 and $5,890 for the three and six months ended June 30, 2019 and $1,108 and $2,734, for the three and six months ended June 30, 2018, respectively, for equipment purchases and software development services provided by subsidiaries of Altice Europe.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Aggregate amounts that were due from and due to related parties are summarized below:

	June 30, 2019	December 31, 2018
Due from:
CVC 3 (a)	$—	$13,100
Newsday (b)	476	490
Altice Europe (b)	332	1,271
Altice Dominican Republic (b)	—	2,550
Other Altice Europe subsidiaries (b)	414	146
	$1,222	$17,557
Due to:
Newsday (b)	$—	$22
Altice Europe (c)	—	15,235
Altice Labs S.A. (d)	1,935	4,864
Other Altice Europe subsidiaries (d)	4,544	5,975
	$6,479	$26,096

(a)	Represents interest on senior notes paid by the Company on behalf of Altice US Finance S.A., which merged into CVC 3 in 2018.

(b)
Represents amounts paid by the Company on behalf of or for services provided to the respective related party and for Newsday, the net amounts due from the related party also include charges for certain transition services provided.

(c)	Includes $13,250 at December 31, 2018 related to the agreement discussed above.

(d)	Represents amounts due to affiliates for the purchase of equipment and advertising services, as well as reimbursement for payments made on our behalf.
Pursuant to our share repurchase program, the Company purchased approximately 13.2 million Altice USA Class A shares for total consideration of approximately $300,000 during the six months ended June 30, 2019 from Suddenvision S.A.R.L., an entity controlled by BC Partners LLP.
NOTE 16.    COMMITMENTS AND CONTINGENCIES
Legal Matters
In the latter half of 2018, eight named plaintiffs, each on behalf of a putative class of stockholders who purchased Company common stock in the Company's IPO pursuant to the Registration Statement and Prospectus, filed complaints (seven in New York State Supreme Court, one in United States District Court for the Eastern District of New York). The lawsuits name as defendants the Company, Altice Europe, and the Company's directors, among others, and assert that all defendants violated Sections 11 and 12 of the Securities Act of 1933 (the “Securities Act”) and that the individual defendants violated Section 15 of the Securities Act as control persons.  In a consolidated amended complaint filed in the lawsuit in the Eastern District of New York, plaintiff also asserts violations of Section 10(b) of the Securities Act of 1934, Rule 10b-5 promulgated thereunder, and Section 20 of the ‘34 Act against the Company, Altice Europe, and certain individual directors.  The facts underlying each case are substantively similar, with plaintiffs alleging that the Registration Statement and Prospectus misrepresented or omitted material facts relating to the negative performance of Altice France and Altice Portugal, the disclosure of which in November 2017 negatively impacted the value of Altice USA’s stock.    In June of 2019, plaintiffs in the New York State action filed a consolidated amended complaint, which the Company moved to dismiss in July of 2019.
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
NOTE 17.    SUBSEQUENT EVENTS
In July 2019, CSC Holdings issued $1,000,000 in aggregate principal amount of senior notes which bear interest at a rate of 5.75% and will mature on January 15, 2030. The net proceeds from the sale of the notes were used to repay outstanding borrowings under CSC Holdings' revolving credit facility, along with accrued interest and pay fees associated with the transactions. The remaining proceeds will be used for general corporate purposes.
On July 30, 2019, the Altice USA Board of Directors authorized a new incremental three-year share repurchase program of $5 billion, to take effect following the completion of the current repurchase program. Under the repurchase program, shares of Altice USA Class A common stock may be purchased from time to time in the open market and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

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
Overview
Our Business
We deliver broadband, video, telephony services, proprietary content and advertising services to approximately 4.9 million residential and business customers in and around the New York metropolitan area and in the south-central United States, with the majority of our customers located in the ten states of Texas, West Virginia, Louisiana, Arkansas, North Carolina, Oklahoma, Arizona, California, Missouri and Ohio. Our footprint extends across 21 states through a fiber-rich broadband network with approximately 8.8 million homes passed as of June 30, 2019.
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
We derive revenue principally through monthly charges to residential customers of our video, broadband, and telephony services. We also derive revenue from DVR, VOD, pay-per-view, installation and home shopping commissions. Our residential video, broadband, and telephony services accounted for approximately 42%, 33% and 6%, respectively, of our consolidated revenue for the six months ended June 30, 2019. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking and video services. For the six months ended June 30, 2019, 15% of our consolidated revenue was derived from these business services. In addition, we derive revenues from the sale of advertising time available on the programming carried on our cable television systems, digital advertising and data analytics, which accounted for approximately 4% of our consolidated revenue for the six months ended June 30, 2019. Our other revenue for the six months ended June 30, 2019 accounted for less than 1% of our consolidated revenue.
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
Our programming costs, which are the most significant component of our operating expenses, have increased and are expected to continue to increase primarily as a result of contractual rate increases and new channel launches. See "-Results of Operations" below for more information regarding our key factors impacting our revenues and operating expenses.

Historically, we have made substantial investments in our network and the development of new and innovative products and other service offerings for our customers as a way of differentiating ourselves from our competitors and may continue to do so in the future. We are constructing a FTTH network, which will enable us to deliver more than 10 Gbps broadband speeds across our entire Optimum footprint and part of our Suddenlink footprint. In addition, the launch of Altice Mobile, a full service mobile voice and data offering, to consumers and businesses across our footprint is on track for the summer of 2019. We may incur greater than anticipated capital expenditures in connection with these initiatives, fail to realize anticipated benefits, experience delays and business disruptions or encounter other challenges to executing them as planned. See “-Liquidity and Capital Resources-Capital Expenditures” for additional information regarding our capital expenditures.
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

Results of Operations - Altice USA

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Residential:
Video	$1,018,426	$1,034,404	$2,035,756	$2,068,112
Broadband	806,250	712,202	1,581,823	1,413,823
Telephony	150,232	163,499	304,696	329,537
Business services and wholesale	357,806	337,388	708,495	670,478
Advertising	112,953	109,898	206,498	197,480
Other	5,414	6,762	10,380	14,437
Total revenue	2,451,081	2,364,153	4,847,648	4,693,867
Operating expenses:
Programming and other direct costs	818,994	795,127	1,631,979	1,582,488
Other operating expenses	569,459	575,749	1,133,891	1,158,772
Restructuring and other expense	11,465	9,691	26,709	13,278
Depreciation and amortization (including impairments)	568,620	648,527	1,130,048	1,291,232
Operating income	482,543	335,059	925,021	648,097
Other income (expense):
Interest expense, net	(380,613)	(385,230)	(767,077)	(759,385)
Gain (loss) on investments and sale of affiliate interests, net	103,146	(45,113)	357,871	(293,715)
Gain (loss) on derivative contracts, net	(49,624)	42,159	(226,653)	210,511
Loss on interest rate swap contracts	(26,900)	(12,929)	(50,572)	(44,851)
Loss on extinguishment of debt and write-off of deferred financing costs	(1,194)	(36,911)	(159,096)	(41,616)
Other income (expense), net	212	(629)	292	(12,287)
Income (loss) before income taxes	127,570	(103,594)	79,786	(293,246)
Income tax benefit (expense)	(41,160)	5,590	(18,574)	66,293
Net income (loss)	86,410	(98,004)	61,212	(226,953)
Net loss (income) attributable to noncontrolling interests	(43)	149	156	147
Net income (loss) attributable to Altice USA, Inc. stockholders	$86,367	$(97,855)	$61,368	$(226,806)

The following is a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$86,410	$(98,004)	$61,212	$(226,953)
Income tax expense (benefit)	41,160	(5,590)	18,574	(66,293)
Other expense (income), net (a)	(212)	629	(292)	12,287
Loss on interest rate swap contracts	26,900	12,929	50,572	44,851
Loss (gain) on derivative contracts, net	49,624	(42,159)	226,653	(210,511)
Loss (gain) on investments and sales of affiliate interests, net	(103,146)	45,113	(357,871)	293,715
Loss on extinguishment of debt and write-off of deferred financing costs	1,194	36,911	159,096	41,616
Interest expense, net	380,613	385,230	767,077	759,385
Depreciation and amortization	568,620	648,527	1,130,048	1,291,232
Restructuring and other expense	11,465	9,691	26,709	13,278
Share-based compensation	16,535	12,226	30,325	33,849
Adjusted EBITDA	$1,079,163	$1,005,503	$2,112,103	$1,986,456

(a)	Includes the non-service cost components of the Company's pension expense, net of dividends received on Comcast common stock owned by the Company.
The following table sets forth certain customer metrics for the Company (unaudited):

	As of June 30, 2019	As of March 31, 2019	As of June 30, 2018

Homes passed (a)	8,788.6	8,761.9	8,671.0
Total customer relationships (b)(c)	4,942.2	4,942.1	4,915.1
Residential	4,562.6	4,563.7	4,539.8
SMB	379.6	378.4	375.3
Residential customers:
Video	3,276.5	3,297.3	3,350.9
Broadband	4,168.1	4,155.0	4,082.1
Telephony	2,486.8	2,511.1	2,545.6
Residential triple product customer penetration (d)	48.4%	48.9%	49.8%
Penetration of homes passed (e)	56.2%	56.4%	56.7%
ARPU(f)	$144.27	$142.57	$140.19

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

Altice USA - Comparison of Results for the Three and Six Months Ended June 30, 2019 compared to the Three and Six Months Ended June 30, 2018
Video Revenue
Video revenue for the three and six months ended June 30, 2019 was $1,018,426 and $2,035,756, respectively. Video revenue for the three and six months ended June 30, 2018 was $1,034,404 and $2,068,112, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing customers, and changes in programming packages.
Video revenue decreased $15,978 (2%) and $32,356 (2%) for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018. The decreases were due primarily to a decline in video customers, partially offset by higher average revenue per video customer primarily due to rate increases.
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
Broadband Revenue
Broadband revenue for the three and six months ended June 30, 2019 was $806,250 and $1,581,823, respectively. Broadband revenue for the three and six months ended June 30, 2018 was $712,202 and $1,413,823, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing subscribers, and changes in speed tiers.
Broadband revenue increased $94,048 (13%) and $168,000 (12%) for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018. The increases were due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases and service level changes, and an increase in broadband customers.
Telephony Revenue
Telephony revenue for the three and six months ended June 30, 2019 was $150,232 and $304,696, respectively. Telephony revenue for the three and six months ended June 30, 2018 was $163,499 and $329,537, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Revenue is impacted by changes in rates for services, changes in the number of customers, and additional services sold to our existing customers.
Telephony revenue decreased $13,267 (8%) and $24,841 (8%) for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018. The decreases were due to lower average revenue per telephony customer and a decline in telephony customers.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three and six months ended June 30, 2019 was $357,806 and $708,495, respectively. Business services and wholesale revenue for the three and six months ended June 30, 2018 was $337,388 and $670,478, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber based telecommunications services to the business market, and the sale of broadband, video and telephony services to SMB customers.
Business services and wholesale revenue increased $20,418 (6%) and $38,017 (6%) for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018. The increases were primarily due to higher average recurring broadband revenue per SMB customer, primarily driven by certain rate increases and service level changes, and an increase the revenue from the backhaul of carrier data.
Advertising Revenue
Advertising revenue for the three and six months ended June 30, 2019 was $112,953 and $206,498, respectively. Advertising revenue for the three and six months ended June 30, 2018 was $109,898 and $197,480, respectively. Advertising revenue is primarily derived from the sale of advertising time available on the programming carried on our cable television systems, digital advertising and data analytics revenue.
Advertising revenue increased $3,055 (3%) and $9,018 (5%) for the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018. The increases were primarily due to an increase in digital and linear advertising.
Other Revenue
Other revenue for the three and six months ended June 30, 2019 was $5,414 and $10,380, respectively. Other revenue for the three and six months ended June 30, 2018 was $6,762 and $14,437, respectively. Other revenue includes other miscellaneous revenue streams.
Programming and Other Direct Costs
Programming and other direct costs for the three and six months ended June 30, 2019 amounted to $818,994 and $1,631,979, respectively. Programming and other direct costs for the three and six months ended June 30, 2018 amounted to $795,127 and $1,582,488, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs typically rise due to increases in contractual rates and new channel launches and are also impacted by changes in the number of customers receiving certain programming services. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes.
The increases of $23,867 (3%) and $49,491 (3%) for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018 are primarily attributable to the following:

	Three Months	Six Months
Increase in programming costs due primarily to contractual rate increases, partially offset by lower video customers	$22,338	$52,319
Increase primarily in costs of digital media and linear advertising spots for resale	2,877	4,984
Decrease in call completion and transport costs primarily due to lower level of activity	(3,484)	(7,085)
Other net increases (decreases) (net of an increase in costs related to i24NEWS of $1,493 during the six-month period)	2,136	(727)
	$23,867	$49,491

Programming costs
Programming costs aggregated $682,956 and $1,365,365 for the three and six months ended June 30, 2019 and $660,618 and $1,313,046 for the three and six months ended June 30, 2018, respectively. Our programming costs in 2019 will continue to be impacted by changes in programming rates, which we expect to increase by high single digits, and by changes in the number of video customers.
Other Operating Expenses
Other operating expenses for the three and six months ended June 30, 2019 amounted to $569,459 and $1,133,891, respectively. Other operating expenses for the three and six months ended June 30, 2018 amounted to $575,749, and $1,158,772, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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
The decreases in other operating expenses of $6,290 (1%) and $24,881 (2%) for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018 are attributable to the following:

	Three Months	Six Months
Decrease in management fee relating to certain executive, administrative and managerial services provided to the Company from Altice Europe prior to separation in June 2018	$(5,750)	$(13,250)
Increase (decrease) in share-based compensation	4,308	(3,525)
Decrease in marketing costs	(7,216)	(12,447)
Decrease in repairs and maintenance costs relating to our operations	(6,186)	(7,493)
Increase in labor costs and benefits (includes an increase in costs related to i24NEWS of $6,425 during the six-month period), net of an increase in capitalizable activity	5,136	3,197
Increase in bad debt	3,760	5,352
Other net increases (decreases) (includes an increase in costs related to i24NEWS of $3,027 during the six-month period)	(342)	3,285
	$(6,290)	$(24,881)
Restructuring and Other Expense
Restructuring and other expense for the three and six months ended June 30, 2019 amounted to $11,465 and $26,709, respectively. Restructuring and other expense for the three and six months ended June 30, 2018 amounted to $9,691 and $13,278, respectively. These amounts primarily relate to facility realignment costs and impairments of certain ROU assets, severance and other employee related costs resulting from headcount reductions related to initiatives which commenced in 2016 and 2019 that are intended to simplify the Company's organizational structure. We currently anticipate that additional restructuring expenses will be recognized as we continue to analyze our organizational structure.

Depreciation and Amortization
Depreciation and amortization for the three and six months ended June 30, 2019 amounted to $568,620 and $1,130,048, respectively. Depreciation and amortization for the three and six months ended June 30, 2018 amounted to $648,527 and $1,291,232, respectively. The decreases in depreciation and amortization of $79,907 (12%) and $161,184 (12%) for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018 are due primarily to certain fixed assets and intangible assets becoming fully depreciated or amortized. These decreases were partially offset by depreciation of new asset additions.
Adjusted EBITDA
Adjusted EBITDA amounted to $1,079,163 and $2,112,103 for the three and six months ended June 30, 2019, respectively. Adjusted EBITDA amounted to $1,005,503 and $1,986,456 for the three and six months ended June 30, 2018, respectively. Adjusted EBITDA is a non-GAAP measure that is defined as net income (loss) excluding income taxes, income (loss) from discontinued operations, non-operating income or expenses, loss on extinguishment of debt and write-off of deferred financing costs, gain (loss) on interest rate swap contracts, gain (loss) on derivative contracts, gain (loss) on investments and sale of affiliate interests, net, interest expense (including cash interest expense), interest income, depreciation and amortization (including impairments), share-based compensation expense or benefit, restructuring expense or credits and transaction expenses. See reconciliation of net income (loss) to adjusted EBITDA above.
The increases in adjusted EBITDA for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 were due to the increases in revenue which more than offset the increase in operating expenses (excluding depreciation and amortization, restructuring and other expense and share‑based compensation), as discussed above.
Interest Expense, net
Interest expense, net was $380,613 and $767,077, for the three and six months ended June 30, 2019, respectively, and $385,230 and $759,385 for the three and six months ended June 30, 2018, respectively. The increase (decrease) of $(4,617) and $7,692 for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018 are attributable to the following:

	Three Months	Six Months
Decrease due to changes in average debt balances and interest rates on our indebtedness and collateralized debt	$(17,892)	$(17,940)
Lower interest income	4,708	5,992
Other net increases, primarily amortization of deferred financing costs and original issue discounts	8,567	19,640
	$(4,617)	$7,692
Gain (Loss) on Investments and Sale of Affiliate Interests, net
Gain (loss) on investments, net for the three and six months ended June 30, 2019, of $103,146 and $357,871, respectively and $(45,113) and $(293,715) for the three and six months ended June 30, 2018 consists primarily of the increase (decrease) in the fair value of Comcast common stock owned by the Company for the periods. The effects of these gains (losses) are partially offset by the losses (gains) on the related equity derivative contracts, net described below.
Gain (Loss) on Derivative Contracts, net
Gain (loss) on derivative contracts, net for the three and six months ended June 30, 2019 amounted to $(49,624) and $(226,653), respectively and for the three and six months ended June 30, 2018 amounted to $42,159 and $210,511, respectively, and includes realized and unrealized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these gains (losses) are offset by losses (gains) on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.

Loss on Interest Rate Swap Contracts
Loss on interest rate swap contracts was $26,900 and $50,572 for the three and six months ended June 30, 2019, respectively, and $12,929 and $44,851 for the three and six months ended June 30, 2018, respectively. These amounts represent primarily the decrease in fair value of interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes.
Loss on Extinguishment of Debt and Write-off of Deferred Financing Costs
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $1,194 and $159,096 for the three and six months ended June 30, 2019, respectively and $36,911 and $41,616 for the three and six months ended June 30, 2018.
The following table provides a summary of the loss on extinguishment of debt and the write-off of deferred financing costs recorded by the Company upon the redemption of senior notes and the refinancing of credit facilities:

	Three Months Ended	Six Months Ended
	June 30, 2019
CSC Holdings 10.125% Senior Notes due 2023	$—	$154,666
Refinancing and subsequent amendment to CSC Holdings credit facility	1,194	4,430
	$1,194	$159,096

	June 30, 2018
Cablevision 7.75% Senior Notes due 2018	$1	$4,706
Cequel 6.375% Senior Notes due 2020	36,910	36,910
	$36,911	$41,616
Other Income (Expense), Net
Other income, net amounted to $212 and $292, for the three and six months ended June 30, 2019, respectively, compared to other expense, net of $629 and $12,287, for the three and six months ended June 30, 2018, respectively. These amounts include the non-service cost components of the Company's pension expense, net of dividends received on Comcast common stock owned by the Company. The 2018 amounts also include the equity in the net losses of Newsday through April 2018 and i24NEWS through March 31, 2018.
Income Tax Expense (Benefit)
For the three and six months ended June 30, 2019, the Company recorded income tax expense of $41,160 and $18,574 on pre-tax income of $127,570 and $79,786, respectively, resulting in an effective tax rate of 32% and 23%, respectively, which are higher than the U.S. federal statutory tax rate. The primary differences between the effective tax rate and the statutory tax rate are due to a revaluation of state deferred taxes primarily due to certain changes to the state tax rates used to measure the Company’s deferred tax liabilities and certain non-deductible expenses.
The Company recorded an income tax benefit of $5,590 and $66,293 for the three and six months ended June 30, 2018, reflecting an effective tax rate of approximately 5% and 23%, respectively. The tax benefit was calculated based upon the actual effective tax rate for the year-to-date period. The Company determined this to represent the best estimate of the annual effective tax rate in light of the magnitude of the expected income and the significant permanent differences.
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

	As of June 30, 2019
	CSC Holdings	Cablevision	Total
Debt outstanding:
Credit facility debt	$7,257,331	$—	$7,257,331
Senior guaranteed notes	7,598,401	—	7,598,401
Senior notes and debentures	6,133,093	1,104,319	7,237,412
Subtotal	20,988,825	1,104,319	22,093,144
Finance lease obligations	27,096	—	27,096
Notes payable and supply chain financing	102,622	—	102,622
Subtotal	21,118,543	1,104,319	22,222,862
Collateralized indebtedness relating to stock monetizations (a)	1,417,647	—	1,417,647
Total debt	$22,536,190	$1,104,319	$23,640,509
Interest expense:
Credit facility debt, senior notes, finance leases, notes payable and supply chain financing	$689,966	$48,645	$738,611
Collateralized indebtedness relating to stock monetizations (a)	30,890	—	30,890
Total interest expense	$720,856	$48,645	$769,501

(a)
This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts, or (ii) delivering cash from the net proceeds on new monetization contracts.

The following table provides details of our outstanding credit facility debt, net of unamortized discounts and deferred financing costs as of June 30, 2019:

	Maturity Date	Interest Rate	Principal	Carrying Value

CSC Holdings Revolving Credit Facility (a)	$200,000 on November 30, 2021, remaining balance of $2,275,000 on January 31, 2024	4.730%	$622,857	$609,754
CSC Holdings Term Loan B	July 17, 2025	4.644%	2,940,000	2,925,564
CSC Holdings Incremental Term Loan B-2	January 25, 2026	4.894%	1,485,000	1,469,340
CSC Holdings Incremental Term Loan B-3	January 15, 2026	4.644%	1,271,813	1,266,155
CSC Holdings Incremental Term Loan B-4	April 15, 2027	5.394%	1,000,000	986,518
			$7,319,670	$7,257,331

(a)
At June 30, 2019, $178,014 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $1,674,129 of the facility was undrawn and available, subject to covenant limitations.

Payment Obligations Related to Debt
As of June 30, 2019, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as notes payable and supply chain financing, and the value deliverable at maturity under monetization contracts, but excluding finance lease obligations (see Note 8) are as follows:

Total
2019	$785,404
2020	2,023,344
2021 (a)	5,132,583
2022	1,923,029
2023	2,330,861
Thereafter (b)	20,850,393
Total	$33,045,614

(a)
Includes $1,459,638 related to the Company's collateralized indebtedness (including related interest).  This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts or (ii) delivering cash from the net proceeds on new monetization contracts.

(b)	Includes $622,857 of borrowings outstanding under the revolving credit facility that were repaid in July 2019.
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
CSC Holdings Credit Facility
On October 9, 2015, Finco, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($2,940,000 outstanding at June 30, 2019) (the “CSC Term Loan Facility”, and the term loans extended under the CSC Term Loan Facility, the “CSC Term Loans”) and U.S. dollar revolving loan commitments currently in an aggregate principal amount of $2,475,000 (the “CSC Revolving Credit Facility” and, together with the CSC Term Loan Facility, the “CSC Credit Facilities”), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016, March 15, 2017, January 12, 2018, October 15, 2018, January 24, 2019, February 7, 2019 and May 14, 2019, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the “CSC Credit Facilities Agreement”). The maturity date of $2,275,000 of the revolving credit facility matures in January 2024 and is priced at LIBOR plus 2.25%. The remaining $200,000 matures in November 2021 and is priced at LIBOR plus 3.25%.
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
During the six months ended June 30, 2019, CSC Holdings borrowed $950,000 under its revolving credit facility and repaid $577,143 of amounts outstanding under the revolving credit facility, a portion of which was funded from the proceeds of the issuance of an additional $250,000 principal amount of CSC Holdings 2029 Guaranteed Notes.
In July 2019, outstanding borrowings under CSC Holdings' revolving credit facility were repaid with the proceeds from the issuance of $1,000,000 in aggregate principal amount of senior notes (see discussion below).
The Company was in compliance with all of its financial covenants under the CSC Credit Facilities Agreement as of June 30, 2019.
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
In July 2019, CSC Holdings issued $1,000,000 in aggregate principal amount of senior notes which bear interest at a rate of 5.75% and will mature on January 15, 2030. The net proceeds from the sale of the notes were used to repay outstanding borrowings under CSC Holdings' revolving credit facility, along with accrued interest and pay fees associated with the transactions. The remaining proceeds will be used for general corporate purposes.
Also, in July 2019, the Company redeemed $8,886 principal amount of Cablevision 2021 senior notes.
As of June 30, 2019, the Company was in compliance with all of its financial covenants under the indentures under which our senior guaranteed notes and senior notes were issued.
See Note 10 of our consolidated financial statements for further details of the Company’s outstanding senior guaranteed notes and senior notes.

Other Event
In June 2019, the Company completed the acquisition of Cheddar Inc., a digital-first news company, for approximately$200,000 in cash and stock, subject to certain closing adjustments as set forth in the merger agreement. See Note 9 to the consolidated financial statements for further details.
Capital Expenditures

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Customer premise equipment	$102,890	$80,675	$177,827	$161,402
Network infrastructure	138,548	82,042	278,526	154,883
Support and other	29,256	36,671	123,033	99,513
Business services	46,173	41,294	77,867	82,499
Capital purchases (cash basis)	$316,867	$240,682	$657,253	$498,297
Capital purchases (including accrued not paid and financed capital)	$406,065	$277,042	$711,715	$493,707
Customer premise equipment includes expenditures for set-top boxes, cable modems, routers and other equipment that is placed in a customer's home, as well as installation costs for placing assets into service. Network infrastructure includes: (i) scalable infrastructure, such as headend equipment, (ii) line extensions, such as fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering, and (iii) upgrade and rebuild, including costs to modify or replace existing fiber/coaxial cable networks, including enhancements. Support and other capital expenditures includes costs associated with the replacement or enhancement of non-network assets, such as office equipment, buildings and vehicles. Business services capital expenditures include primarily equipment, installation, support, and other costs related to our fiber based telecommunications business serving SMB and enterprise customers.
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities amounted to $1,292,964 for the six months ended June 30, 2019 compared to $1,159,243 for the six months ended June 30, 2018.  The 2019 cash provided by operating activities resulted from $1,357,837 of income before depreciation and amortization and non-cash items, an increase in liabilities related to interest rate swap and derivative contracts of $41,322, an increase in deferred revenue of $12,022, a decrease in accounts receivable of $1,804, partially offset by a decrease in accounts payable and accrued expenses of $80,002, an increase in prepaid expenses and other assets of $36,737, and a net decrease in amounts due from and due to affiliates of $3,282.
The 2018 cash provided by operating activities resulted from $1,220,814 of income before depreciation and amortization and non-cash items, an increase in liabilities related to interest rate swap and derivative contracts of $45,199, an increase in deferred revenue of $20,536, and an increase in amounts due to and due from affiliates of $8,573, partially offset by a net decrease in accounts payable and accrued liabilities of $60,778, an increase in accounts receivable of $37,224 and an increase in prepaid expenses and other assets of $37,877.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2019 was $829,881 compared to $502,784 for the six months ended June 30, 2018. The 2019 investing activities consisted primarily of capital expenditures of $657,253, payment for acquisitions, net of cash acquired of $172,659, partially offset by other net cash receipts of $31.
The 2018 investing activities consisted primarily of capital expenditures of $498,297, and other net cash payments of $4,487.
Financing Activities
Net cash used in financing activities amounted to $622,566 for the six months ended June 30, 2019, compared to $605,062 for the six months ended June 30, 2018. In 2019, the Company's financing activities consisted primarily of redemption and repurchase of senior notes, including premiums and fees of $2,462,692, the repurchase of common stock pursuant to a share repurchase program of $1,199,953, repayments of credit facility debt of $602,830, repayment of notes payable of $74,061, additions to deferred financing costs of $12,488, principal payments on finance lease obligations of $3,273 and other net cash payments of $1,500, partially offset by proceeds from credit facility debt of $1,940,000, proceeds from the issuance of senior notes, including premiums of $1,754,375, and proceeds from notes payable of $39,856.
In 2018, the Company's financing activities consisted primarily of the redemption and repurchase of senior notes, including premiums and fees of $2,123,756, dividends to stockholders of $1,499,935, the repayment of credit facility debt of $621,325, payments of collateralized indebtedness and related derivatives of $337,124, contingent payment for acquisition of $28,940, additions to deferred financing costs of $22,277, and other net cash payments of $7,324, partially offset by proceeds from the issuance of senior notes of $2,050,000, proceeds from credit facility debt of $1,642,500, proceeds from collateralized indebtedness of $337,124, and contributions from noncontrolling interests of $5,995.
Commitments and Contingencies
As of June 30, 2019, the Company's commitments and contingencies not reflected in the Company's balance sheet decreased to approximately $8,178,000 as compared to approximately $9,460,000 at December 31, 2018. This decrease relates primarily to payments made pursuant to programming commitments and the adoption of ASC 842, partially offset by renewed multi-year programming agreements entered into during the six months ended June 30, 2019.
Stock Repurchase Plan
On June 8, 2018, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of Altice USA Class A common stock.  Under the repurchase program, shares of Altice USA Class A common stock may be purchased from time to time in the open market and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Size and timing of these purchases will be determined based on market conditions and other factors. Funding for the repurchase program will be met with cash on hand and/or borrowings under the Company's revolving credit facilities. During the six months ended June 30, 2019, the Company repurchased 54,254,675 shares for a total purchase price of approximately $1,199,953. From the inception of the repurchase program, the Company acquired 82,283,355 for a total purchase price of approximately $1,699,953.  These acquired shares have been retired and the associated cost was recorded in paid-in capital in the Company’s consolidated balance sheet.
On July 30, 2019, the Altice USA Board of Directors authorized a new incremental three-year share repurchase program of $5 billion, to take effect following the completion of the current repurchase program. Under the repurchase program, shares of Altice USA Class A common stock may be purchased from time to time in the open market and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.
Recently Issued But Not Yet Adopted Accounting Pronouncements
See Note 3 to the accompanying consolidated financial statements contained in "Part I" for a discussion of recently issued accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
All dollar amounts, except per share data, included in the following discussion are presented in thousands.
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2019, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value on our consolidated balance sheet and the collateralized indebtedness is carried at its principal value, net of discounts. The fair value adjustment is being amortized over the term of the related indebtedness.  The carrying value of our collateralized indebtedness amounted to $1,417,647 at June 30, 2019.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.
As of June 30, 2019, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,816,147.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $181,615.  As of June 30, 2019, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $117,309, a net liability position.  For the six months ended June 30, 2019, we recorded a net loss of $226,653 related to our outstanding equity derivative contracts and recorded an unrealized gain of $353,519 related to the Comcast common stock that we held.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2018, net asset position	$109,344
Change in fair value, net	(226,653)
Fair value as of June 30, 2019, net liability position	$(117,309)
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
Fair Value of Debt
At June 30, 2019, the fair value of our fixed rate debt of $17,592,394 was higher than its carrying value of $16,356,082 by $1,236,312.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their principal values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2019 would increase the estimated fair value of our fixed rate debt by $516,656 to $18,109,050.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
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
The following is a summary of interest rate swap contracts outstanding at June 30, 2019:

Trade Date	Maturity Date	Notional Amount	Company Pays	Company Receives
May 2016	May 2026	$750,000	Six- month LIBOR	Fixed rate of 1.665%
June 2016	May 2026	750,000	Six- month LIBOR	Fixed rate of 1.68%
April 2019	April 2020	1,255,513	Three- month LIBOR minus 0.1075%	One-month LIBOR
December 2018	January 2022	500,000	Fixed rate of 2.7177%	Three-month LIBOR
December 2018	January 2022	500,000	Fixed rate of 2.733%	Three-month LIBOR
December 2018	January 2022	500,000	Fixed rate of 2.722%	Three-month LIBOR
December 2018	December 2026	750,000	Fixed rate of 2.9155%	Three-month LIBOR
December 2018	December 2026	750,000	Fixed rate of 2.9025%	Three-month LIBOR
These swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded in the statement of operations. For the three and six months ended June 30, 2019, the Company recorded a loss on interest rate swap contracts of $26,900 and $50,572, respectively.
As of June 30, 2019, our outstanding interest rate swap contracts in a liability position had an aggregate fair value and carrying value of $171,847 reflected in “Liabilities under derivative contracts, long-term” and $478 reflected in "Other current liabilities" on our consolidated balance sheet.
As of June 30, 2019, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control
During the six months ended June 30, 2019, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
The Company plans to migrate certain Cequel customers to the Cablevision billing system platform in 2019 and plans to upgrade a billing system for certain advertising customers in a phased approach beginning in 2019.
PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings
Refer to Note 16 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities
Set forth below is information related to transactions under the Company's share repurchase program for the quarter ended June 30, 2019.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

April 1 - April 30	5,347,302	$23.05	62,631,656	$776,721,702
May 1- May 31	9,276,181	24.21	71,907,837	552,136,601
June 1 - June 30	10,375,518	24.30	82,283,355	300,046,502

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
On July 30, 2019, the Altice USA Board of Directors authorized a new incremental three-year share repurchase program of $5 billion, to take effect following the completion of the current repurchase program. Under the repurchase program, shares of Altice USA Class A common stock may be purchased from time to time in the open market and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Item 6.        Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Transition Agreement and Separation Agreement with David Connolly.
31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101
The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 filed with the Securities and Exchange Commission on July 31, 2019, formatted in iXBRL (inline eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statement of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.
Date:	July 31, 2019		/s/ Charles Stewart
		By:	Charles Stewart as Co-President and Chief Financial Officer