Form 10-Q
period 2019-09-30
Altice USA, Inc.
filed 2019-11-05
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	New York Stock Exchange

Number of shares of common stock outstanding as of November 1, 2019:	636,831,534

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

•	changes in consumer preferences, laws and regulations or technology that may cause us to change our operational strategies;

•	increased difficulty negotiating programming agreements on favorable terms, if at all, resulting in increased costs to us and/or the loss of popular programming;

•	increasing programming costs and delivery expenses related to our products and services;

•	our ability to achieve anticipated customer and revenue growth, to successfully introduce new products and services and to implement our growth strategy;

•	our ability to complete our capital investment plans on time and on budget, including our plan to build a fiber-to-the-home ("FTTH") network, and deploy Altice One, our home communications hub;

•	our ability to develop mobile voice and data services and our ability to attract customers to these services;

•	the effects of economic conditions or other factors that may negatively affect our customers’ demand for our current and future products and services;

•	the effects of industry conditions;

•	demand for digital and linear advertising products and services;

•	our substantial indebtedness and debt service obligations;

•	adverse changes in the credit market;

•	changes as a result of any tax reforms that may affect our business;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industries in which we operate;

•	the restrictions contained in our financing agreements;

•	our ability to generate sufficient cash flow to meet our debt service obligations;

•	fluctuations in interest rates that may cause our interest expense to vary from quarter to quarter;

•	technical failures, equipment defects, physical or electronic break-ins to our services, computer viruses and similar problems;

•
the disruption or failure of our network, information systems or technologies as a result of computer hacking, computer viruses, “cyber-attacks,” misappropriation of data, power loss, system outages, natural disasters and other events;

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

Item 1. Financial Statements

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$175,091	$298,781
Restricted cash	261	257
Accounts receivable, trade (less allowance for doubtful accounts of $13,694 and $13,520)	442,710	448,399
Prepaid expenses and other current assets	195,163	136,285
Amounts due from affiliates	4,554	17,557
Derivative contracts	—	1,975
Total current assets	817,779	903,254
Property, plant and equipment, net of accumulated depreciation of $5,058,198 and $4,044,671	5,797,059	5,828,881
Right-of-use operating lease assets	282,746	—
Investment securities pledged as collateral	1,936,422	1,462,626
Derivative contracts	2,634	109,344
Other assets	102,322	84,382
Amortizable intangibles, net of accumulated amortization of $3,476,043 and $2,882,787	3,675,954	4,192,824
Indefinite-lived cable television franchises	13,020,081	13,020,081
Goodwill	8,138,511	8,012,416
Total assets	$33,773,508	$33,613,808
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)
Current Liabilities:
Accounts payable	$878,518	$857,502
Interest payable	278,506	386,475
Accrued employee related costs	128,914	139,806
Amounts due to affiliates	6,904	26,096
Deferred revenue	108,070	140,053
Debt	161,701	158,625
Other current liabilities	316,734	312,634
Total current liabilities	1,879,347	2,021,191
Other liabilities	245,885	271,554
Deferred tax liability	4,797,941	4,723,937
Liabilities under derivative contracts	377,613	132,908
Right-of-use operating lease liability	270,564	—
Long-term debt, net of current maturities	23,895,580	22,653,975
Total liabilities	31,466,930	29,803,565
Commitments and contingencies (Note 16)
Redeemable equity	217,311	130,007
Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 450,565,544 shares issued and 450,564,558 shares outstanding as of September 30, 2019 and 496,064,027 shares issued and outstanding as of December 31, 2018	4,506	4,961
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 shares issued,186,262,928 shares outstanding as of September 30, 2019 and 212,976,259 shares outstanding as of December 31, 2018	1,863	2,130
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	1,709,685	3,423,803
Retained earnings	390,437	251,830
	2,106,491	3,682,724
Treasury stock, at cost (986 Class A common shares at September 30, 2019)	—	—
Accumulated other comprehensive loss	(25,520)	(11,783)
Total stockholders' equity	2,080,971	3,670,941
Noncontrolling interest	8,296	9,295
Total stockholders' equity	2,089,267	3,680,236
	$33,773,508	$33,613,808
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue (including revenue from affiliates of $70, $545, $1,158 and $1,397, respectively) (See Note 15)	$2,438,662	$2,417,801	$7,286,310	$7,111,668
Operating expenses:
Programming and other direct costs (including charges from affiliates of $3,508, $1,671, $7,282 and $6,690 respectively) (See Note 15)	820,896	790,533	2,452,875	2,373,021
Other operating expenses (including charges from affiliates of $1,602, $905, $5,868, and $15,154, respectively) (See Note 15)	568,233	569,070	1,702,124	1,727,842
Restructuring and other expense	12,381	16,587	39,090	29,865
Depreciation and amortization (including impairments)	565,637	536,053	1,695,685	1,827,285
	1,967,147	1,912,243	5,889,774	5,958,013
Operating income	471,515	505,558	1,396,536	1,153,655
Other income (expense):
Interest expense	(388,800)	(389,594)	(1,158,301)	(1,157,395)
Interest income	1,524	1,427	3,948	9,843
Gain (loss) on investments and sale of affiliate interests, net	120,253	111,684	478,124	(182,031)
Gain (loss) on derivative contracts, net	(77,333)	(79,628)	(303,986)	130,883
Loss on interest rate swap contracts	(11,163)	(19,554)	(61,735)	(64,405)
Loss on extinguishment of debt and write-off of deferred financing costs	(503)	—	(159,599)	(41,616)
Other income (expense), net	(226)	(186)	66	(12,473)
	(356,248)	(375,851)	(1,201,483)	(1,317,194)
Income (loss) before income taxes	115,267	129,707	195,053	(163,539)
Income tax expense	(37,871)	(95,968)	(56,445)	(29,675)
Net income (loss)	77,396	33,739	138,608	(193,214)
Net income attributable to noncontrolling interests	(157)	(1,186)	(1)	(1,039)
Net income (loss) attributable to Altice USA, Inc. stockholders	$77,239	$32,553	$138,607	$(194,253)
Income (loss) per share:
Basic income (loss) per share	$0.12	$0.04	$0.21	$(0.26)
Basic weighted average common shares (in thousands)	643,797	732,963	668,929	735,685

Diluted income (loss) per share:	$0.12	$0.04	$0.21	$(0.26)
Diluted weighted average common shares (in thousands)	646,006	732,963	669,855	735,685
Cash dividends declared per common share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$77,396	$33,739	$138,608	$(193,214)
Other comprehensive income (loss):
Defined benefit pension plans:
Unrecognized actuarial gain (loss)	(15,860)	9,602	(19,508)	13,794
Applicable income taxes	4,298	(2,592)	5,287	(3,723)
Unrecognized actuarial gain (loss) arising during period, net of income taxes	(11,562)	7,010	(14,221)	10,071
Settlement loss included in other expense, net	1,091	65	1,629	929
Applicable income taxes	(295)	(18)	(441)	(252)
Settlement loss included in other expense, net, net of income taxes	796	47	1,188	677
Foreign currency translation adjustment	(385)	437	(965)	1,351
Applicable income taxes	105	(27)	261	(365)
Foreign currency translation adjustment, net	(280)	410	(704)	986
Other comprehensive income (loss)	(11,046)	7,467	(13,737)	11,734
Comprehensive income (loss)	66,350	41,206	124,871	(181,480)
Comprehensive income attributable to noncontrolling interests	(157)	(1,186)	(1)	(1,039)
Comprehensive income (loss) attributable to Altice USA, Inc. stockholders	$66,193	$40,020	$124,870	$(182,519)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2019	$4,961	$2,130	$3,423,803	$251,830	$—	$(11,783)	$3,670,941	$9,295	$3,680,236
Net loss attributable to stockholders	—	—	—	(24,999)	—	—	(24,999)	—	(24,999)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(199)	(199)
Distributions from noncontrolling interests	—	—	—	—	—	—	—	(1,000)	(1,000)
Pension liability adjustments, net of income taxes	—	—	—	—	—	3,752	3,752	—	3,752
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(181)	(181)	—	(181)
Share-based compensation expense	—	—	13,790	—	—	—	13,790	—	13,790
Redeemable equity vested	—	—	1,364	—	—	—	1,364	—	1,364
Change in redeemable equity	—	—	(61,696)	—	—	—	(61,696)	—	(61,696)
Class A shares acquired through share repurchase program and retired	(294)	—	(599,707)	—	—	—	(600,001)	—	(600,001)
Conversion of Class B to Class A shares	242	(242)	—	—	—	—	—	—	—
Balance at March 31, 2019	$4,909	$1,888	$2,777,554	$226,831	$—	$(8,212)	$3,002,970	$8,096	$3,011,066

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at March 31, 2019	$4,909	$1,888	$2,777,554	$226,831	$—	$(8,212)	$3,002,970	$8,096	$3,011,066
Net income attributable to stockholders	—	—	—	86,367	—	—	86,367	—	86,367
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	43	43
Pension liability adjustments, net of income taxes	—	—	—	—	—	(6,019)	(6,019)	—	(6,019)
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(243)	(243)	—	(243)
Share-based compensation expense (equity classified)	—	—	16,077	—	—	—	16,077	—	16,077
Redeemable equity vested	—	—	61,702	—	—	—	61,702	—	61,702
Change in redeemable equity	—	—	(46,294)	—	—	—	(46,294)	—	(46,294)
Class A shares acquired through share repurchase program and retired	(249)	—	(599,703)	—	—	—	(599,952)	—	(599,952)
Conversion of Class B to Class A shares	16	(16)	—	—	—	—	—	—	—
Issuance of common shares pursuant to employee long term incentive plan	—	—	244	—	—	—	244	—	244
Class A shares issued in connection with acquisition	5	—	10,768	—	—	—	10,773	—	10,773
Balance at June 30, 2019	$4,681	$1,872	$2,220,348	$313,198	$—	$(14,474)	$2,525,625	$8,139	$2,533,764

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at June 30, 2019	$4,681	$1,872	$2,220,348	$313,198	$—	$(14,474)	$2,525,625	$8,139	$2,533,764
Net income attributable to stockholders	—	—	—	77,239	—	—	77,239	—	77,239
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	157	157
Pension liability adjustments, net of income taxes	—	—	—	—	—	(10,766)	(10,766)	—	(10,766)
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(280)	(280)	—	(280)
Share-based compensation expense	—	—	18,023	—	—	—	18,023	—	18,023
Redeemable equity vested	—	—	9,071	—	—	—	9,071	—	9,071
Change in redeemable equity	—	—	(51,450)	—	—	—	(51,450)	—	(51,450)
Class A shares acquired through share repurchase program and retired	(184)	—	(486,736)	—	—	—	(486,920)	—	(486,920)
Conversion of Class B to Class A shares	9	(9)	—	—	—	—	—	—	—
Issuance of common shares pursuant to employee long term incentive plan	—	—	429	—	—	—	429	—	429
Balance at September 30, 2019	$4,506	$1,863	$1,709,685	$390,437	$—	$(25,520)	$2,080,971	$8,296	$2,089,267

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2018, as adjusted	$2,470	$4,901	$4,665,229	$840,636	$(10,022)	$5,503,214	$1,539	$5,504,753
Net loss attributable to stockholders	—	—	—	(128,951)	—	(128,951)	—	(128,951)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	2	2
Pension liability adjustments, net of income taxes	—	—	—	—	3,765	3,765	—	3,765
Share-based compensation expense	—	—	21,623	—	—	21,623	—	21,623
Change in redeemable equity	—	—	(3,347)	—	—	(3,347)	—	(3,347)
Other changes to equity	—	—	(859)	—	—	(859)	—	(859)
Adoption of ASU No. 2018-02	—	—	—	2,163	(2,163)	—	—	—
Balance at March 31, 2018	2,470	4,901	4,682,646	713,848	(8,420)	5,395,445	1,541	5,396,986
Net loss attributable to stockholders	—	—	—	(97,855)	—	(97,855)	—	(97,855)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	(149)	(149)
Contributions from noncontrolling interests	—	—	—	—	—	—	5,995	5,995
Pension liability adjustments, net of income taxes	—	—	—	—	(74)	(74)	—	(74)
Foreign currency translation adjustment	—	—	—	—	576	576	—	576
Share-based compensation expense	—	—	12,226	—	—	12,226	—	12,226
Redeemable equity vested	—	—	111,521	—	—	111,521	—	111,521
Change in redeemable equity	—	—	(47,049)	—	—	(47,049)	—	(47,049)
Dividend payment	—	—	(963,711)	(536,224)	—	(1,499,935)	—	(1,499,935)
Conversion of Class B to Class A shares, including $2,424 in connection with the Distribution	2,458	(2,458)	—	—	—	—	—	—
Impact of i24 Acquisition	—	—	61,049	(73,578)	(2,520)	(15,049)	—	(15,049)
Balance at June 30, 2018	$4,928	$2,443	$3,856,682	$6,191	$(10,438)	$3,859,806	$7,387	$3,867,193

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at June 30, 2018	$4,928	$2,443	$3,856,682	$6,191	$(10,438)	$3,859,806	$7,387	$3,867,193
Net loss attributable to stockholders	—	—	—	32,553	—	32,553	—	32,553
Net income attributable to noncontrolling interests	—	—	—	—	—	—	1,186	1,186
Pension liability adjustments, net of income taxes	—	—	—	—	7,057	7,057	—	7,057
Foreign currency translation adjustment	—	—	—	—	410	410	—	410
Share-based compensation expense	—	—	12,327	—	—	12,327	—	12,327
Redeemable equity vested	—	—	12,894	—	—	12,894	—	12,894
Change in redeemable equity	—	—	(22,528)	—	—	(22,528)	—	(22,528)
Class A shares acquired through share repurchase program and retired	(133)	—	(240,666)	—	—	(240,799)	—	(240,799)
Conversion of Class B to Class A shares, including $2,424 in connection with the Distribution	312	(312)	—	—	—	—	—	—
Impact of i24 Acquisition	—	—	—	—	680	680	—	680
Balance at September 30, 2018	$5,107	$2,131	$3,618,709	$38,744	$(2,291)	$3,662,400	$8,573	$3,670,973

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$138,608	$(193,214)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,695,685	1,827,285
Equity in net loss of affiliates	—	10,849
Loss (gain) on investments and sale of affiliate interests, net	(478,124)	182,031
Loss (gain) on derivative contracts, net	303,986	(130,883)
Loss on extinguishment of debt and write-off of deferred financing costs	159,599	41,616
Amortization of deferred financing costs and discounts (premiums) on indebtedness	82,398	60,526
Settlement loss related to pension plan	1,629	929
Share-based compensation expense related to equity classified awards	47,891	46,176
Deferred income taxes	55,694	14,399
Provision for doubtful accounts	61,054	50,643
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(46,849)	(111,446)
Other receivables	3,306	(138)
Prepaid expenses and other assets	(44,942)	(41,890)
Amounts due from and due to affiliates	(6,189)	7,203
Accounts payable	27,018	85,497
Interest payable	(107,969)	(76,095)
Accrued employee related costs and other liabilities	(78,796)	(122,101)
Deferred revenue	(30,020)	56,326
Liabilities related to interest rate swap and derivative contracts	50,008	62,549
Net cash provided by operating activities	1,833,987	1,770,262
Cash flows from investing activities:
Capital expenditures	(1,032,555)	(832,824)
Payment for acquisitions, net of cash acquired	(172,659)	(10,753)
Sale of affiliate interest	1,958	(3,537)
Proceeds related to sale of equipment, including costs of disposal	4,484	7,802
Increase in other investments	—	(2,500)
Additions to other intangible assets	(3,969)	(584)
Net cash used in investing activities	(1,202,741)	(842,396)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Proceeds from credit facility debt, net of discounts	$2,040,000	$2,217,500
Repayment of credit facility debt	(1,342,625)	(635,738)
Issuance of senior notes and debentures, including premiums	2,754,375	2,050,000
Redemption of senior notes, including premiums and fees	(2,471,578)	(2,623,756)
Proceeds from collateralized indebtedness, net	—	516,513
Repayment of collateralized indebtedness and related derivative contracts, net	—	(516,513)
Dividends to stockholders	—	(1,499,935)
Proceeds from notes payable	67,187	15,955
Repayment of notes payable	(90,210)	(14,089)
Principal payments on finance lease obligations	(6,736)	(8,581)
Purchase of shares of Class A common stock, pursuant to a share repurchase program	(1,686,873)	(226,803)
Additions to deferred financing costs	(16,007)	(21,570)
Contingent payment for acquisition	(500)	(30,000)
Contributions from (distributions to) noncontrolling interests	(1,000)	5,995
Other	—	(859)
Net cash used in financing activities	(753,967)	(771,881)
Effect of exchange rate changes on cash and cash equivalents	(965)	376
Net increase (decrease) in cash and cash equivalents	(123,686)	156,361
Cash, cash equivalents and restricted cash at beginning of year	299,038	330,100
Cash, cash equivalents and restricted cash at end of period	$175,352	$486,461

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
The Company principally provides broadband communications and video services in the United States and markets its services primarily under two brands: Optimum, in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. It delivers broadband, video, telephony services, proprietary content and advertising services to residential and business customers. In September 2019, the Company launched Altice Mobile, a full service voice and data offering, to consumers across its footprint. As these brands are managed on a consolidated basis, the Company classifies its operations in one segment.
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
Stock Repurchase Plan
In June 2018, the Board of Directors of Altice USA also authorized a share repurchase program of $2.0 billion and on July 30, 2019, the Board of Directors authorized a new incremental three-year share repurchase program of $5.0 billion that took effect following the completion in August 2019 of the $2.0 billion repurchase program. Under these repurchase programs, shares of Altice USA Class A common stock may be purchased from time to time in the open market and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Size and timing of these purchases will be determined based on market conditions and other factors.
During the nine months ended September 30, 2019, the Company repurchased 72,668,712 shares for a total purchase price of approximately $1,686,873. From inception through September 30, 2019, the Company repurchased an aggregate of 100,697,392 shares for a total purchase price of approximately $2,186,874. These acquired shares were retired and the cost for these shares was recorded in paid in capital in the Company's consolidated balance sheet. As of September 30, 2019, the Company had approximately $4,813,126 of availability remaining under the incremental share repurchase program and had 636,827,486 combined Class A and Class B shares outstanding.
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
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 3.    ACCOUNTING PRONOUNCEMENTS
Recently Issued But Not Yet Adopted Accounting Pronouncements
ASU No. 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14")
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to clarify certain disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 becomes effective for the Company on January 1, 2021, although early adoption is permitted. The Company does not expect the adoption of ASU 2018-14 to have a material impact on its consolidated financial statements.
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

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted income per share attributable to Altice USA stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Basic weighted average shares outstanding	643,797	732,963	668,929	735,685
Effect of dilution:
Stock options	2,201	—	923	—
Restricted stock	8	—	3	—
Diluted weighted average shares outstanding	646,006	732,963	669,855	735,685

For the three and nine months ended September 30, 2019, the weighted average common stock equivalents of approximately 2,018,000 and 4,882,000 shares, respectively, have been excluded from diluted weighted average shares outstanding as they are anti-dilutive.  In addition, approximately 57,000 performance based options for the three months and nine months ended September 30, 2019, issued pursuant to the Company's employee stock plan have also been excluded from the diluted weighted average shares outstanding as the performance criteria on these awards had not yet been satisfied for the respective periods.
For the three months ended September 30, 2018, the weighted average common stock equivalents of approximately 5,841,000 shares have been excluded from diluted weighted average shares outstanding as they are anti-dilutive. In addition, approximately 73,000 performance based options for the three months ended September 30, 2018, issued pursuant to the Company's employee stock plan have also been excluded from the diluted weighted average shares outstanding as the performance criteria on these awards had not yet been satisfied for the respective period.
NOTE 5.    REVENUE AND CONTRACT ASSETS
The following table presents the composition of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Residential:
Video	$993,158	$1,054,667	$3,028,914	$3,122,779
Broadband	814,328	729,907	2,396,151	2,143,730
Telephony	148,231	161,351	452,927	490,888
Business services and wholesale	357,628	344,193	1,066,123	1,014,671
News and advertising	118,067	123,913	327,255	323,992
Mobile	3,174	—	3,174	—
Other	4,076	3,770	11,766	15,608
Total revenue	$2,438,662	$2,417,801	$7,286,310	$7,111,668

The Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  In instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three and nine months ended September 30, 2019 the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $63,539 and $191,695, respectively. For the three and nine months ended September 30, 2018 the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $63,703 and $190,895, respectively.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Contract Assets
The following table provides information about contracts assets and contract liabilities related to contracts with customers:

	September 30, 2019	December 31, 2018
Contract assets (a)	$29,810	$26,405
Deferred revenue (b)	162,398	190,056

(a)	Contract assets include primarily sales commissions for enterprise customers that are deferred and amortized over the average contract term.

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

A significant portion of our revenue is derived from residential and SMB customer contracts which are month-to month. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of the future revenue to be recognized from our existing customer base. Contracts with enterprise customers generally range from three years to five years, and services may only be terminated in accordance with the contractual terms.
NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
The Company's non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2019	2018
Non-Cash Investing and Financing Activities:

Property and equipment accrued but unpaid	$206,842	$166,800
Leasehold improvements paid by landlord	—	350
Notes payable issued to vendor for the purchase of equipment and other assets	35,124	49,780
Unsettled purchases of shares of Altice USA, Inc. Class A common stock, pursuant to a share repurchase program	—	13,996
Right-of-use assets acquired in exchange for finance lease obligations	29,957	8,162
Deferred financing costs accrued but unpaid	1,236	1,006
Contingent consideration for acquisitions	—	6,733
Receivable related to the sale of an investment	—	11,954
Supplemental Data:
Cash interest paid	1,170,785	1,174,154
Income taxes paid, net	6,457	12,148

NOTE 7.    RESTRUCTURING AND OTHER EXPENSE
Restructuring
Beginning in the first quarter of 2016, the Company commenced restructuring initiatives that were intended to simplify the Company's organizational structure ("2016 Restructuring Plan").

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following table summarizes the activity for the 2016 Restructuring Plan:
	Severance and Other Employee Related Costs	Facility Realignment and Other Costs	Total
Accrual balance at December 31, 2018	$21,454	$13,615	$35,069
Restructuring charges	6,562	5,652	12,214
Payments and other	(24,941)	(2,783)	(27,724)
Impact of the adoption of ASC 842 (a)	—	(13,849)	(13,849)
Accrual balance at September 30, 2019	$3,075	$2,635	$5,710

(a)
Certain accrued restructuring liabilities were netted against right-of-use operating assets on the Company's consolidated balance sheet as of January 1, 2019 in connection with the Company's adoption of ASC 842 (see Note 8).

In addition, for the three and nine months ended September 30, 2019, the Company recorded restructuring charges of $73 and $8,769, respectively, related primarily to the impairment of right-of-use operating lease assets, included in the Company's restructuring initiatives, as their carrying amount was not recoverable and exceeded their fair value.
Cumulative costs to date relating to the 2016 Restructuring Plan amounted to $428,509.
In May 2019, the Company commenced another restructuring initiative to further simplify the Company's organization structure ("2019 Restructuring Plan").

The following table summarizes the activity for the 2019 Restructuring Plan:
Severance and Other Employee Related Costs
Restructuring charges	$16,150
Payments and other	(636)
Accrual balance at September 30, 2019	$15,514

Transaction Costs
The Company recorded costs of $987 and $1,957 during the three and nine months ended September 30, 2019, respectively, primarily related to certain transactions not related to the Company's operations. The Company incurred transaction costs of $1,920 and $7,682 for the three and nine months ended September 30, 2018 relating to the Distribution discussed in Note 1.
NOTE 8.    LEASES
On January 1, 2019, the Company adopted FASB Accounting Standards Codification ("ASC"), Topic 842, Leases ("ASC 842"), which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance requires the recognition of the right-of-use ("ROU") assets and related operating and finance lease liabilities on the balance sheet. The Company adopted the new guidance using the modified retrospective approach with a cumulative-effect adjustment recorded on January 1, 2019. As a result, the consolidated balance sheet as of December 31, 2018 was not restated and is not comparative.
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
The Company's operating leases are comprised primarily of facility leases and finance leases are comprised primarily of vehicle leases.
Balance sheet information related to our leases is presented below:

	Balance Sheet location	September 30, 2019	January 1, 2019	December 31, 2018
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$282,746	$274,292	$—
Right-of-use lease liability, current	Other current liabilities	38,104	48,033	—
Right-of-use lease liability, long-term	Right-of-use operating lease liability	270,564	251,867	—
Finance leases:
Right-of-use lease assets	Property, plant and equipment	49,380	30,891	30,891
Right-of-use lease liability, current	Current portion of long-term debt	12,117	5,928	5,928
Right-of-use lease liability, long-term	Long-term debt	34,972	19,262	19,262

The following provides details of the Company's lease expense:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense, net	$15,038	$45,264
Finance lease expense:
Amortization of assets	2,538	5,730
Interest on lease liabilities	520	1,266
Total finance lease expense	3,058	6,996
	$18,096	$52,260

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Other information related to leases is presented below:

As of September 30, 2019
Right-of-use assets acquired in exchange for operating lease obligations	$47,232

Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from finance leases	1,266
Operating cash flows from operating leases	48,550

Weighted Average Remaining Lease Term:
Operating leases	9.5 years
Finance leases	3.9 years
Weighted Average Discount Rate:
Operating leases	6.02%
Finance leases	5.39%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

	Financing leases	Operating leases
2019 (excluding the nine months ended September 30, 2019)	$3,069	$11,702
2020	15,100	51,110
2021	13,780	46,026
2022	10,796	47,496
2023	5,788	37,376
Thereafter	3,626	219,862
Total future minimum lease payments, undiscounted	52,159	413,572
Less: Imputed interest	(5,070)	(104,904)
Present value of future minimum lease payments	$47,089	$308,668

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

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 9.    INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired amortizable intangible assets:

	As of September 30, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,017,524	$(2,676,816)	$3,340,708	$5,970,884	$(2,162,110)	$3,808,774	8 to 18 years
Trade names	1,081,083	(773,716)	307,367	1,067,083	(701,998)	365,085	2 to 5 years
Other amortizable intangibles	53,390	(25,511)	27,879	37,644	(18,679)	18,965	1 to 15 years
	$7,151,997	$(3,476,043)	$3,675,954	$7,075,611	$(2,882,787)	$4,192,824

Amortization expense for the three and nine months ended September 30, 2019 aggregated to $191,358 and $593,256, respectively, and for the three and nine months ended September 30, 2018 aggregated $208,172 and $666,041, respectively.
The carrying amount of goodwill is presented below:

Goodwill as of December 31, 2018	$8,012,416
Goodwill recorded in connection with the acquisition of Cheddar Inc.	126,241
Adjustments to purchase accounting	(146)
Goodwill as of September 30, 2019	$8,138,511

In June 2019, the Company completed the acquisition of Cheddar Inc., a digital-first news company, for approximately$200,000 in cash and stock, subject to certain closing adjustments as set forth in the merger agreement. The acquisition was accounted for as a business combination in accordance with ASC Topic 805. The preliminary purchase price of approximately $198,588 was allocated to the identifiable tangible and intangible assets and liabilities of Cheddar based on preliminary fair value information currently available, which is subject to change within the measurement period (up to one year from the acquisition date). Based on the preliminary purchase price, the Company recorded goodwill of $126,241, customer relationships of $47,110, trade names of $14,000 and other amortizable intangible assets of $11,900.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 10.     DEBT
The following table provides details of the Company's outstanding debt:

		Interest Rate at Sept. 30, 2019	September 30, 2019		December 31, 2018
Date Issued	Maturity Date		Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
February 12, 2009	February 15, 2019	8.625%	$—	$—	$526,000	$527,749
November 15, 2011	November 15, 2021	6.750%	1,000,000	976,610	1,000,000	969,285
May 23, 2014	June 1, 2024	5.250%	750,000	680,800	750,000	671,829
October 9, 2015	January 15, 2023	10.125%	—	—	1,800,000	1,781,424
October 9, 2015	October 15, 2025	10.875%	1,684,221	1,664,657	1,684,221	1,663,027
November 27, 2018	December 15, 2021 (g)	5.125%	1,240,762	1,175,069	1,240,762	1,155,264
November 27, 2018	July 15, 2025	7.750%	617,881	605,143	617,881	603,889
November 27, 2018	April 1, 2028	7.500%	1,045,882	1,044,243	1,045,882	1,044,143
July 10, 2019	January 15, 2030	5.750%	1,000,000	996,191	—	—
CSC Holdings Senior Guaranteed Notes:
October 9, 2015	October 15, 2025	6.625%	1,000,000	989,113	1,000,000	988,052
September 23, 2016	April 15, 2027	5.500%	1,310,000	1,305,303	1,310,000	1,304,936
January 29, 2018	February 1, 2028	5.375%	1,000,000	992,580	1,000,000	992,064
November 27, 2018	July 15, 2023	5.375%	1,095,825	1,080,990	1,095,825	1,078,428
November 27, 2018	May 15, 2026	5.500%	1,498,806	1,485,490	1,498,806	1,484,278
January 24, 2019	February 1, 2029	6.500%	1,750,000	1,746,936	—	—
Cablevision Senior Notes (b):
April 15, 2010	April 15, 2020 (h)	8.000%	500,000	497,960	500,000	495,302
September 27, 2012	September 15, 2022	5.875%	649,024	596,933	649,024	585,817
October 19, 2018	December 15, 2021 (e)	5.125%	—	—	8,886	8,274
October 19, 2018	July 15, 2025	7.750%	1,740	1,694	1,740	1,690
October 19, 2018	April 1, 2028	7.500%	4,118	4,112	4,118	4,110
			16,148,259	15,843,824	15,733,145	15,359,561
CSC Holdings Credit Facility Debt (Restricted Group):
Revolving Credit Facility (c) (d)		—%	—	—	250,000	231,425
Term Loan B	July 17, 2025	4.278%	2,932,500	2,918,645	2,955,000	2,939,425
Incremental Term Loan B-2	January 25, 2026 (i)	4.528%	1,481,250	1,466,136	1,492,500	1,475,778
Incremental Term Loan B-3	January 15, 2026	4.278%	1,268,625	1,263,177	1,275,000	1,268,931
Incremental Term Loan B-4	April 15, 2027 (i)	5.028%	997,500	984,372	—	—
			6,679,875	6,632,330	5,972,500	5,915,559
Collateralized indebtedness (see Note 11)			1,459,638	1,423,519	1,459,638	1,406,182
Finance lease obligations (see Note 8)			47,089	47,089	25,190	25,190
Notes payable and supply chain financing (f)			110,519	110,519	106,108	106,108
			24,445,380	24,057,281	23,296,581	22,812,600
Less: current portion of credit facility debt			(57,750)	(57,750)	(54,563)	(54,563)
Less: current portion of notes payable and supply chain financing			(91,834)	(91,834)	(98,134)	(98,134)
Less: current portion of finance lease obligations			(12,117)	(12,117)	(5,928)	(5,928)
			(161,701)	(161,701)	(158,625)	(158,625)
Long-term debt			$24,283,679	$23,895,580	$23,137,956	$22,653,975

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

(a)
The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums and with respect to certain notes, a fair value adjustment resulting from the Cequel and Cablevision acquisitions.

(b)
The issuer of these notes has no ability to service interest or principal on the notes, other than through any dividends or distributions received from CSC Holdings. CSC Holdings is restricted, in certain circumstances, by the terms of the CSC Holdings credit facilities agreement from paying dividends or distributions to the issuer.

(c)
At September 30, 2019, $178,014 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $2,296,986 of the facility was undrawn and available, subject to covenant limitations.

(d)	The revolving credit facility matures on January 31, 2024, however $200,000 matures on November 30, 2021.

(e)	In July 2019, the Company redeemed $8,886 principal amount of these senior notes.

(f)	Includes $65,854 related to supply chain financing agreements entered into in the second quarter of 2019 that is required to be repaid within one year from the date of the respective agreement.

(g)	The notes were repaid subsequent to September 30, 2019 with proceeds from the issuance of an additional $1,250,000 aggregate principal amount of CSC Holdings 5.750% senior notes due 2030. See Note 17.

(h)
The notes were repaid subsequent to September 30, 2019 with proceeds from borrowings under an incremental term loan. See Note 17. As a result of this transaction, the Company has reclassified these notes to long-term as of September 30, 2019.

(i)	The term loan was repaid subsequent to September 30, 2019 with proceeds from borrowings under an incremental term loan. See Note 17.
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
In July 2019, CSC Holdings issued $1,000,000 in aggregate principal amount of senior notes which bear interest at a rate of 5.75% and will mature on January 15, 2030 ("2030 Senior Notes"). The net proceeds from the sale of the notes were used to repay outstanding borrowings under CSC Holdings' revolving credit facility of approximately $622,857, along with accrued interest and pay fees associated with the transactions. The remaining proceeds were used for general corporate purposes.
During the nine months ended September 30, 2019, CSC Holdings borrowed $1,050,000 under its revolving credit facility and repaid $1,300,000 of amounts outstanding under the revolving credit facility, a portion of which was funded from the proceeds of the issuance of an additional $250,000 principal amount of CSC Holdings 2029 Guaranteed Notes and the issuance of $1,000,000 principal amount of 2030 Senior Notes (see discussion above).
In January and May 2019, CSC Holdings amended its existing revolving credit facility. After the amendments, the total size of the revolving credit facility that the Company can draw upon as of September 30, 2019 amounted to $2,475,000, including $2,275,000 maturing in January 2024 and priced at LIBOR plus 2.25%. The remaining $200,000 matures in November 2021 and is priced at LIBOR plus 3.25%. In connection with the amendment entered into in May 2019, the Company recorded a write-off of deferred financing costs of $1,195.
In February 2019, CSC Holdings entered into a $1,000,000 senior secured Term Loan B ("Incremental Term Loan B-4") maturing on April 15, 2027, the proceeds of which were used to redeem $894,700 in aggregate principal amount of CSC Holdings’ 10.125% Senior Notes due 2023, representing the entire aggregate principal amount outstanding, and paying related fees, costs and expenses. The Incremental Term Loan B-4 bears interest at a rate per annum equal to LIBOR

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

plus 3.0% and was issued with an original issue discount of 1.0%. The Incremental Term Loan B-4 was repaid subsequent to September 30, 2019. See Note 17.
The CSC Credit Facilities Agreement contains certain customary representations and warranties, affirmative covenants and events of default (including, among others, an event of default upon a change of control). If an event of default occurs, the lenders under the CSC Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the CSC Credit Facilities and all actions permitted to be taken by a secured creditor.
As of September 30, 2019, the Company was in compliance with all of its financial covenants under the CSC Holdings Credit Facilities and with all of its financial covenants under the indentures under which the senior and senior guaranteed notes were issued.
The following table provides a summary of the loss on extinguishment of debt and the write-off of deferred financing costs recorded by the Company upon the redemption of senior notes and the refinancing of credit facilities:

	Three Months Ended	Nine Months Ended
	September 30, 2019

Cablevision 5.125% Senior Notes due 2021	$503	$503
CSC Holdings 10.125% Senior Notes due 2023	—	154,666
Refinancing and subsequent amendment to CSC Holdings credit facility	—	4,430
	$503	$159,599

	Three Months Ended	Nine Months Ended
	September 30, 2018
Cablevision 7.75% Senior Notes due 2018	$—	$4,706
Cequel 6.375% Senior Notes due 2020	—	36,910
	$—	$41,616

Summary of Debt Maturities
The future maturities of debt payable by the Company under its various debt obligations outstanding as of September 30, 2019, including notes payable and collateralized indebtedness (see Note 11), but excluding finance lease obligations (see Note 8), are as follows:

2019 (excluding the nine months ended September 30, 2019)	$30,848
2020	645,864
2021	3,775,998
2022	723,667
2023	1,167,190
Thereafter	18,054,724

The amounts in the table above do not include the effects of the debt transactions discussed in Note 17.
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
All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  If any one of these contracts were terminated prior to its scheduled maturity date, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of September 30, 2019, the Company did not have an early termination shortfall relating to any of these contracts.
The Company monitors the financial institutions that are counterparties to its equity derivative contracts.  All of the counterparties to such transactions carry investment grade credit ratings as of September 30, 2019.
Interest Rate Swap Contracts
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. As of September 30, 2019, the Company did not hold and has not issued derivative instruments for trading or speculative purposes.
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at
		September 30, 2019	December 31, 2018

Asset Derivatives:
Interest rate swap contracts	Derivative contracts, current	$—	$1,975
Interest rate swap contracts	Derivative contracts, long-term	2,634	—
Prepaid forward contracts	Derivative contracts, long-term	—	109,344
		2,634	111,319
Liability Derivatives:
Interest rate swap contracts	Other current liabilities	(674)	(70)
Prepaid forward contracts	Liabilities under derivative contracts, long-term	(194,643)	—
Interest rate swap contracts	Liabilities under derivative contracts, long-term	(182,970)	(132,908)
		$(378,287)	$(132,978)

The following table presents certain statement of operations data related to our derivative contracts and the underlying common stock:

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2019		September 30, 2018
Gain (loss) on derivative contracts (related to change in the value of equity derivative contracts related to Comcast common stock)	$(77,333)	$(303,986)	$(79,628)	$130,883
Change in fair value of Comcast common stock included in gain (loss) on investments	120,277	473,796	111,684	(199,312)
Loss on interest rate swap contracts	(11,163)	(61,735)	(19,554)	(64,405)

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
The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis:

	Fair Value Hierarchy	September 30, 2019	December 31, 2018
Assets:
Money market funds	Level I	$44,931	$91,852
Investment securities pledged as collateral	Level I	1,936,422	1,462,626
Prepaid forward contracts	Level II	—	109,344
Interest rate swap contracts	Level II	2,634	1,975
Liabilities:
Prepaid forward contracts	Level II	194,643	—
Interest rate swap contracts	Level II	183,644	132,978
Contingent consideration related to 2017 and 2018 acquisitions	Level III	5,142	6,195

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
The fair value of the contingent consideration as of September 30, 2019 is equal to the contractual obligation expected to be paid based on a probability assessment of attaining the targets as of such date. The maximum amount that could be paid if all targets are achieved is approximately $11,000.

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
The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized as follows:

		September 30, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value
CSC Holdings debt instruments:
Credit facility debt	Level II	$6,632,330	$6,679,875	$5,915,559	$5,972,500
Collateralized indebtedness	Level II	1,423,519	1,423,130	1,406,182	1,374,203
Senior guaranteed notes	Level II	7,600,412	8,136,444	5,847,758	5,646,468
Senior notes and debentures	Level II	7,142,714	7,912,429	8,416,610	8,972,722
Notes payable and supply chain financing	Level II	110,519	110,580	106,108	105,836
Cablevision debt instruments:
Senior notes and debentures	Level II	1,100,698	1,219,360	1,095,193	1,163,843
		$24,010,192	$25,481,818	$22,787,410	$23,235,572

(a)	Amounts are net of unamortized deferred financing costs and discounts/premiums.
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
For the three and nine months ended September 30, 2019, the Company recorded income tax expense of $37,871 and $56,445 on pre-tax income of $115,267 and $195,053, respectively, resulting in an effective tax rate of 33% and 29%, respectively, which are higher than the U.S. federal statutory tax rate of 21%. The primary differences between the effective tax rate and the statutory tax rate are due to a revaluation of state deferred taxes primarily due to certain changes to the state tax rates used to measure the Company’s deferred tax liabilities and certain non-deductible expenses.
For the three and nine months ended September 30, 2018, the Company recorded income tax expense of $95,968 and $29,675 on pre-tax income (loss) of $129,707 and ($163,539) for the three and nine months ended September 30, 2018, respectively.  Included in the income tax expense for each period was tax expense of $49,052 as a result of the reevaluation of the Company's deferred tax liability in connection with tax law changes in the State of New Jersey. Absent, this item, the effective tax rate for the three months ended September 30, 2018 would have been 36%. For the nine months ended

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

September 30, 2018, the tax benefit at the statutory rate was more than offset by the expense resulting from the tax law changes in the State of New Jersey of $49,052.
NOTE 14.    SHARE-BASED COMPENSATION
Carry Unit Plan
Certain employees of the Company and its affiliates received awards of units in a carry unit plan of Neptune Management LP, an entity which has an ownership interest in the Company. The following table summarizes activity relating to these carry units:

	Number of Time Vesting Awards	Number of Performance Based Vesting Awards	Weighted Average Grant Date Fair Value
Balance, December 31, 2018	83,575,000	10,000,000	$1.14
Vested	(24,356,250)	—	0.75
Forfeited	(3,437,500)	—	0.84
Balance, September 30, 2019	55,781,250	10,000,000	$1.34

The weighted average fair value per unit was $3.80 and $1.95 as of September 30, 2019 and December 31, 2018, respectively. For the three and nine months ended September 30, 2019, the Company recognized an expense of $7,214 and $21,548, respectively, related to the push down of share-based compensation related to the carry unit plan. For the three and nine months ended September 30, 2018, the Company recognized an expense of $7,510 and $33,004 related to the push down of share-based compensation expense related to the carry unit plan.
Stock Option Plan
The following table summarizes activity related to the Company's employee stock options issued pursuant to the Altice USA 2017 Long Term Incentive Plan (the "2017 LTIP"):

	Shares Under Option		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
	Time Vesting	Performance Based Vesting			Aggregate Intrinsic Value (a)
Balance at December 31, 2018	11,230,168	73,639	$17.50	9.47	$—
Granted	3,091,573	—	23.43
Forfeited	(393,670)	(16,736)	17.85
Balance at September 30, 2019	13,928,071	56,903	18.80	8.93	138,194
Options exercisable at September 30, 2019	—	—	—	—	—

(a)	The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of the Company's Class A common stock at the respective date.
The Company recognized share-based compensation expense related to employee stock options for the three and nine months ended September 30, 2019 of $8,780 and $23,914, respectively. The Company recognized share based compensation expense related to employee stock options for the three and nine months ended September 30, 2018 of $4,817 and $13,172, respectively.
Restricted Awards
In June 2019, the Company granted restricted awards to certain employees pursuant to the 2017 LTIP. The majority of these awards vest over 4 years, where 50% vest on the second anniversary, 25% on the third anniversary and 25% on the fourth anniversary of the date of grant. The remaining awards vest monthly over a four year period. The grant date

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

fair value of these awards aggregated $27,013. For the three and nine months ended September 30, 2019, the Company recorded share based compensation expense of $2,841 and $3,698, respectively, related to these awards.
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
The Company's equity in the net losses of i24NEWS, prior to April 1, 2018, for the nine months ended September 30, 2018 of $1,130 were recorded using the equity method and reflected in other expense, net in the Company's consolidated statements of operations.
In April 2018, the Company redeemed a 24% interest in Newsday LLC ("Newsday") and recognized a gain of $13,298, reflected in gain (loss) on investments and sale of affiliate interests in the Company's statements of operations. For the nine months ended September 30, 2018, the Company recorded equity in the net loss of Newsday of $9,719, reflected in other expense, net in the Company's statements of operations. From July 7, 2016 through April 2018, the Company held a 25% ownership interest in Newsday and prior to July 7, 2016, Newsday was a wholly-owned subsidiary of Cablevision.
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
The following table summarizes the revenue and charges related to services provided to or received from subsidiaries of Altice Europe and Newsday:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$70	$545	$1,158	$1,397
Operating expenses:
Programming and other direct costs	$(3,508)	$(1,671)	$(7,282)	$(6,690)
Other operating expenses, net	(1,602)	(905)	(5,868)	(15,154)
Operating expenses, net	(5,110)	(2,576)	(13,150)	(21,844)

Other income, net	—	—	—	149
Net charges	$(5,040)	$(2,031)	$(11,992)	$(20,298)
Capital expenditures	$3,456	$3,945	$9,346	$6,679

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

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Other operating expenses, net
Altice Europe provided certain executive services, as well as consulting, advisory and other services, including, prior to the Company's initial public offering ("IPO") in June 2017, CEO, CFO and COO services, to the Company. Compensation under the terms of the agreement was an annual fee of $30,000 to be paid by the Company. Fees associated with this agreement recorded by the Company amounted to approximately $13,250 for the nine months ended September 30, 2018. This agreement was terminated upon the completion of the Distribution discussed in Note 1.
Other operating expenses also include charges for services provided by other subsidiaries of Altice Europe and other related parties aggregating $1,602 and $5,868, for the three and nine months ended September 30, 2019 and $905 and $1,904 for the three and nine months ended September 30, 2018, respectively.
In addition, in August 2019, the Company issued options to purchase 370,923 shares of Altice USA common stock to a related party for advisory services. The options vest over 4 years, where 50% vest on the second anniversary, 25% on the third anniversary and 25% on the fourth anniversary of the date of grant. The grant date fair value of these options aggregating $3,516 is recorded over the vesting period.
Capital Expenditures
Capital expenditures include $3,456 and $9,346 for the three and nine months ended September 30, 2019 and $3,945 and $6,679, for the three and nine months ended September 30, 2018, respectively, for equipment purchases and software development services provided by subsidiaries of Altice Europe.
Aggregate amounts that were due from and due to related parties are summarized below:

	September 30, 2019	December 31, 2018
Due from:
CVC 3 B.V. (a)	$—	$13,100
Newsday (b)	475	490
Altice Europe (b)	67	1,271
Altice Dominican Republic (b)	3,435	2,550
Other Altice Europe subsidiaries (b)	577	146
	$4,554	$17,557
Due to:
Newsday (b)	$—	$22
Altice Europe (c)	—	15,235
Altice Labs S.A. (d)	2,418	4,864
Other Altice Europe subsidiaries (d)	4,486	5,975
	$6,904	$26,096

(a)	Represents interest on senior notes paid by the Company on behalf of Altice US Finance S.A., which merged into CVC 3 B.V. in 2018.

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
Pursuant to our share repurchase program, the Company purchased approximately 14.9 million Altice USA Class A shares for total consideration of approximately $350,000 during the nine months ended September 30, 2019 from Suddenvision S.A.R.L., an entity controlled by BC Partners LLP.

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 16.    COMMITMENTS AND CONTINGENCIES
Legal Matters
In the latter half of 2018, eight named plaintiffs, each on behalf of a putative class of stockholders who purchased Company common stock in the Company's IPO pursuant to the Registration Statement and Prospectus, filed complaints (seven in New York State Supreme Court, one in United States District Court for the Eastern District of New York). The lawsuits name as defendants the Company, Altice Europe, and the Company's directors, among others, and assert that all defendants violated Sections 11 and 12 of the Securities Act of 1933 (the “Securities Act”) and that the individual defendants violated Section 15 of the Securities Act as control persons.  In a consolidated amended complaint filed in the lawsuit in the Eastern District of New York, plaintiff also asserts violations of Section 10(b) of the Securities Act of 1934, Rule 10b-5 promulgated thereunder, and Section 20 of the ‘34 Act against the Company, Altice Europe, and certain individual directors.  The facts underlying each case are substantively similar, with plaintiffs alleging that the Registration Statement and Prospectus misrepresented or omitted material facts relating to the negative performance of Altice France and Altice Portugal, the disclosure of which in November 2017 negatively impacted the value of Altice USA’s stock.    In June of 2019, plaintiffs in the New York State action filed a consolidated amended complaint, which the Company moved to dismiss in July of 2019. The Company moved to dismiss the complaint in the Eastern District of New York in October 2019.
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

ALTICE USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 17.    SUBSEQUENT EVENTS
Amendment to Credit Facility
In October 2019, CSC Holdings entered into an eleventh amendment to its credit facilities agreement (the "Eleventh Amendment"). The Eleventh Amendment provides for, among other things, new incremental term loan commitments (as defined in the credit agreement) in an aggregate principal amount of $3,000,000, which were available from the effective date until October 31, 2019 (the “Incremental Term Loans”) in two tranches. The Incremental Term Loans mature on April 15, 2027 and were issued at par. The Incremental Term Loans may be comprised of eurodollar borrowings or alternative base rate borrowings, and will bear interest at a rate per annum equal to the Adjusted LIBO Rate or the Alternate Base Rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 1.50% per annum and (ii) with respect to any eurodollar loan, 2.50% per annum. Voluntary prepayments of the Incremental Term Loans in connection with certain repricing transactions on or prior to the date that is six months after the draw date will be subject to a call premium of 1.00%. The initial proceeds of the Incremental Term Loans were used to repay approximately $2,500,000 of the outstanding term loans under the credit agreement, and the proceeds of the delayed draw tranche of the Incremental Term Loans were used to distribute $500,000 in cash to Cablevision, the proceeds of which were used to redeem Cablevision’s 8.00% senior notes due 2020, representing the entire aggregate principal amount outstanding, and in each case, paying related fees, costs and expenses in connection with such transactions, with the remainder being used to fund cash on the balance sheet.
In connection with the repayment of approximately $2,500,000 of the outstanding term loans, a portion of the unamortized discount and unamortized deferred financing costs aggregating $28,000 as of September 30, 2019, will be written-off and recorded as a loss on extinguishment of debt in the fourth quarter of 2019.
Issuance of Additional Notes
In October 2019, CSC Holdings issued an additional $1,250,000 aggregate principal amount of its 5.75% senior notes due 2030 (the “Additional Notes”). The Additional Notes were issued as additional notes pursuant to an indenture, dated as of July 10, 2019 (the “Indenture”).
The Additional Notes constitute a single series under the Indenture, together with $1,000,000 of CSC Holdings 5.75% senior notes due 2030 issued on July 10, 2019 (the “Original Notes”), and have identical terms as the Original Notes, except that the Additional Notes were issued at a price of 104.00% of the principal amount plus accrued interest. The Additional Notes will bear interest at a rate of 5.75% and will pay interest semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The Additional Notes will mature on January 15, 2030.
The proceeds of the Additional Notes were used to redeem $1,240,762 aggregate principal amount of CSC Holdings 5.125% senior notes due 2021 (the “2021 Notes”), representing the entire aggregate principal amount of 2021 Notes outstanding, and to pay accrued interest, fees, costs and expenses associated with these transactions. In connection with the redemption, the Company will record a loss on extinguishment of debt of approximately $65,000 in the fourth quarter of 2019, representing the unamortized discount and deferred financing costs as of the redemption date.
Pushdown of Cablevision Debt
In November 2019, CSC Holdings assumed Cablevision’s 5.875% senior notes due September 2022 with an aggregate principal amount of $649,024, Cablevision’s 7.75% senior notes due July 2025 with an aggregate principal amount of $1,740 and Cablevision's 7.50% senior notes due April 2028 with an aggregate principal amount of $4,118.  This transaction has no impact on the consolidated financial statements of Altice USA.

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
Overview
Our Business
We principally deliver broadband, video, and telephony services, proprietary content and advertising services to approximately 4.9 million residential and business customers in and around the New York metropolitan area and in the south-central United States, with the majority of our customers located in the ten states of Texas, West Virginia, Louisiana, Arkansas, North Carolina, Oklahoma, Arizona, California, Missouri and Ohio. Our footprint extends across 21 states through a fiber-rich broadband network with approximately 8.8 million homes passed as of September 30, 2019. In September 2019, we launched Altice Mobile, a full service voice and data offering, to consumers across our footprint.
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
We derive revenue principally through monthly charges to residential customers of our video, broadband, and telephony services. We also derive revenue from DVR, VOD, pay-per-view, installation and home shopping commissions. Our residential video, broadband, and telephony services accounted for approximately 42%, 33% and 6%, respectively, of our consolidated revenue for the nine months ended September 30, 2019. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking and video services. For the nine months ended September 30, 2019, 15% of our consolidated revenue was derived from these business services. In addition, we derive revenues from the sale of advertising time available on the programming carried on our cable television systems, digital advertising and data analytics, and affiliation fees for news programming, which accounted for approximately 4% of our consolidated revenue for the nine months ended September 30, 2019. Our mobile and other revenue for the nine months ended September 30, 2019 accounted for less than 1% of our consolidated revenue.
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
Our programming costs, which are the most significant component of our operating expenses, have increased and are expected to continue to increase primarily as a result of contractual rate increases and new channel launches. See "Results of Operations" below for more information regarding our key factors impacting our revenues and operating expenses.

Historically, we have made substantial investments in our network and the development of new and innovative products and other service offerings for our customers as a way of differentiating ourselves from our competitors and may continue to do so in the future. We are constructing a FTTH network, which will enable us to deliver more than 10 Gbps broadband speeds across our entire Optimum footprint and part of our Suddenlink footprint. In addition, we launched Altice Mobile to consumers across our footprint in September 2019. We may incur greater than anticipated capital expenditures in connection with these initiatives, fail to realize anticipated benefits, experience delays and business disruptions or encounter other challenges to executing them as planned. See “Liquidity and Capital Resources-Capital Expenditures” for additional information regarding our capital expenditures.
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

Results of Operations - Altice USA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Residential:
Video	$993,158	$1,054,667	$3,028,914	$3,122,779
Broadband	814,328	729,907	2,396,151	2,143,730
Telephony	148,231	161,351	452,927	490,888
Business services and wholesale	357,628	344,193	1,066,123	1,014,671
News and advertising	118,067	123,913	327,255	323,992
Mobile	3,174	—	3,174	—
Other	4,076	3,770	11,766	15,608
Total revenue	2,438,662	2,417,801	7,286,310	7,111,668
Operating expenses:
Programming and other direct costs	820,896	790,533	2,452,875	2,373,021
Other operating expenses	568,233	569,070	1,702,124	1,727,842
Restructuring and other expense	12,381	16,587	39,090	29,865
Depreciation and amortization (including impairments)	565,637	536,053	1,695,685	1,827,285
Operating income	471,515	505,558	1,396,536	1,153,655
Other income (expense):
Interest expense, net	(387,276)	(388,167)	(1,154,353)	(1,147,552)
Gain (loss) on investments and sale of affiliate interests, net	120,253	111,684	478,124	(182,031)
Gain (loss) on derivative contracts, net	(77,333)	(79,628)	(303,986)	130,883
Loss on interest rate swap contracts	(11,163)	(19,554)	(61,735)	(64,405)
Loss on extinguishment of debt and write-off of deferred financing costs	(503)	—	(159,599)	(41,616)
Other income (expense), net	(226)	(186)	66	(12,473)
Income (loss) before income taxes	115,267	129,707	195,053	(163,539)
Income tax expense	(37,871)	(95,968)	(56,445)	(29,675)
Net income (loss)	77,396	33,739	138,608	(193,214)
Net income attributable to noncontrolling interests	(157)	(1,186)	(1)	(1,039)
Net income (loss) attributable to Altice USA, Inc. stockholders	$77,239	$32,553	$138,607	$(194,253)

The following is a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$77,396	$33,739	$138,608	$(193,214)
Income tax expense	37,871	95,968	56,445	29,675
Other expense (income), net (a)	226	186	(66)	12,473
Loss on interest rate swap contracts	11,163	19,554	61,735	64,405
Loss (gain) on derivative contracts, net	77,333	79,628	303,986	(130,883)
Loss (gain) on investments and sales of affiliate interests, net	(120,253)	(111,684)	(478,124)	182,031
Loss on extinguishment of debt and write-off of deferred financing costs	503	—	159,599	41,616
Interest expense, net	387,276	388,167	1,154,353	1,147,552
Depreciation and amortization	565,637	536,053	1,695,685	1,827,285
Restructuring and other expense	12,381	16,587	39,090	29,865
Share-based compensation	18,835	12,327	49,160	46,176
Adjusted EBITDA	$1,068,368	$1,070,525	$3,180,471	$3,056,981

(a)	Includes the non-service cost components of the Company's pension expense, net of dividends received on Comcast common stock owned by the Company.
The following table sets forth certain customer metrics for the Company (unaudited):

	As of September 30, 2019 (g)(h)	As of June 30, 2019 (g)	As of September 30, 2018 (g)
	(in thousands, except per customer amounts)
Homes passed (a)	8,784.6	8,766.0	8,679.4
Total customer relationships (b)(c)	4,938.5	4,938.8	4,904.5
Residential (h)	4,538.6	4,538.9	4,509.2
SMB (h)	399.9	399.9	395.3
Residential customers:
Video	3,223.4	3,255.3	3,300.3
Broadband	4,180.3	4,165.4	4,093.3
Telephony	2,446.6	2,485.8	2,532.4
Residential triple product customer penetration (d)	47.8%	48.6%	49.9%
Penetration of homes passed (e)	56.2%	56.3%	56.5%
ARPU(f)	$143.63	$145.02	$143.77

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

(g)
Customer metrics for prior periods have been adjusted to conform definitions between Suddenlink and Optimum in connection with the migration of Suddenlink customers to the Optimum billing system. The following table summarizes the adjustments made to previously reported amounts.

	As of June 30, 2019	As of September 30, 2018
	increase (decrease)
Homes passed	(22.6)	(22.3)
Total customer relationships	(3.4)	(6.7)
Residential	(23.7)	(25.7)
SMB	20.3	19.0
Residential customers:
Video	(21.2)	(22.5)
Broadband	(2.7)	(3.0)
Telephony	(1.1)	(1.2)
ARPU	$0.75	$0.81

(h)	Customer metrics do not include Altice Mobile customers.
Altice USA - Comparison of Results for the Three and Nine Months Ended September 30, 2019 compared to the Three and Nine Months Ended September 30, 2018
Video Revenue
Video revenue for the three and nine months ended September 30, 2019 was $993,158 and $3,028,914, respectively. Video revenue for the three and nine months ended September 30, 2018 was $1,054,667 and $3,122,779, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing customers, and changes in programming packages.
Video revenue decreased $61,509 (6%) and $93,865 (3%) for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. The decreases were due primarily to a decline in video customers and lower average revenue per video customer.
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
Broadband Revenue
Broadband revenue for the three and nine months ended September 30, 2019 was $814,328 and $2,396,151, respectively. Broadband revenue for the three and nine months ended September 30, 2018 was $729,907 and $2,143,730, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing subscribers, and changes in speed tiers.
Broadband revenue increased $84,421 (12%) and $252,421 (12%) for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. The increases were due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases and service level changes, and an increase in broadband customers.
Telephony Revenue
Telephony revenue for the three and nine months ended September 30, 2019 was $148,231 and $452,927, respectively. Telephony revenue for the three and nine months ended September 30, 2018 was $161,351 and $490,888, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Revenue is impacted by changes in rates for services, changes in the number of customers, and additional services sold to our existing customers.
Telephony revenue decreased $13,120 (8%) and $37,961 (8%) for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. The decreases were due to lower average revenue per telephony customer and a decline in telephony customers.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three and nine months ended September 30, 2019 was $357,628 and $1,066,123, respectively. Business services and wholesale revenue for the three and nine months ended September 30, 2018 was $344,193 and $1,014,671, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber based telecommunications services to the business market, and the sale of broadband, video and telephony services to SMB customers.
Business services and wholesale revenue increased $13,435 (4%) and $51,452 (5%) for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. The increases were primarily due to higher average recurring broadband revenue per SMB customer, primarily driven by certain rate increases and service level changes, and an increase in revenue from the backhaul of carrier data.
News and Advertising Revenue
News and advertising revenue for the three and nine months ended September 30, 2019 was $118,067 and $327,255, respectively. News and advertising revenue for the three and nine months ended September 30, 2018 was $123,913 and $323,992, respectively. News and advertising revenue is primarily derived from the sale of advertising time available on the programming carried on our cable television systems, over-the-top (OTT) distribution partners, digital advertising and data analytics revenue and affiliation fees for news programming.
News and advertising revenue decreased $5,846 (5%) and increased $3,263 (1%) for the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018. The decrease in revenue for the three months ended September 30, 2019 related to a decline in political advertising, partially offset by an increase in digital advertising while the increase for the nine months ended related primarily to an increase in digital advertising, partially offset by a decrease in political advertising.
Mobile Revenue
Mobile revenue for the three and nine months ended September 30, 2019 was $3,174 and relates to our mobile service that was launched to consumers in September 2019.
Other Revenue
Other revenue for the three and nine months ended September 30, 2019 was $4,076 and $11,766, respectively. Other revenue for the three and nine months ended September 30, 2018 was $3,770 and $15,608, respectively. Other revenue includes revenue from other miscellaneous revenue streams.
Programming and Other Direct Costs
Programming and other direct costs for the three and nine months ended September 30, 2019 amounted to $820,896 and $2,452,875, respectively. Programming and other direct costs for the three and nine months ended September 30, 2018 amounted to $790,533 and $2,373,021, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs typically rise due to increases in contractual rates and new channel launches and are also impacted by changes in the number of customers receiving certain programming services. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the costs of mobile devices sold to our customers and direct costs of providing mobile services.
The increases of $30,363 (4%) and $79,854 (3%), which include increases of $4,647 and $4,975 related to our mobile service, for the three and nine months ended September 30, 2019, respectively, as compared to the three and nine months ended September 30, 2018 are primarily attributable to the following:

	Three Months	Nine Months
Increase in programming costs due primarily to contractual rate increases, partially offset by lower video customers	$24,379	$76,698
Increase in costs of digital media and linear advertising spots for resale	2,683	7,667
Decrease in call completion and transport costs primarily due to lower level of activity	(3,337)	(10,422)
Other net increases, including the cost of mobile devices	6,638	5,911
	$30,363	$79,854
Programming costs
Programming costs aggregated $678,483 and $2,043,848 for the three and nine months ended September 30, 2019 and $654,104 and $1,967,150 for the three and nine months ended September 30, 2018, respectively. Our programming costs in 2019 will continue to be impacted by changes in programming rates, which we expect to increase, and by changes in the number of video customers.
Other Operating Expenses
Other operating expenses for the three and nine months ended September 30, 2019 amounted to $568,233 and $1,702,124, respectively. Other operating expenses for the three and nine months ended September 30, 2018 amounted to $569,070, and $1,727,842, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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

The decreases in other operating expenses of $837 and $25,718 (1%), net of increases of $8,317 and $16,451 related to our mobile service, for the three and nine months ended September 30, 2019, respectively, as compared to the three and nine months ended September 30, 2018 are attributable to the following:

	Three Months	Nine Months
Net decrease in labor costs and benefits (partially offset by an increase in costs related to i24NEWS of $6,425 during the nine-month period and an increase of $6,682 and $8,484 related to Cheddar for the three and nine month periods, respectively), and an increase in capitalizable activity	$(17,549)	$(14,322)
Decrease in management fee relating to certain executive, administrative and managerial services provided to the Company from Altice Europe prior to separation in June 2018	—	(13,250)
Net decrease in repairs and maintenance costs relating to our operations	(3,624)	(11,117)
Increase (decrease) in marketing costs	3,196	(9,251)
Increase in bad debt	5,059	10,411
Increase in share-based compensation	6,508	2,983
Other net increases (includes an increase in costs related to i24NEWS of $3,027 during the nine-month period)	5,573	8,828
	$(837)	$(25,718)
Restructuring and Other Expense
Restructuring and other expense for the three and nine months ended September 30, 2019 amounted to $12,381 and $39,090, respectively. Restructuring and other expense for the three and nine months ended September 30, 2018 amounted to $16,587 and $29,865, respectively. These amounts primarily relate to severance and other employee related costs resulting from headcount reductions, facility realignment costs and impairments of certain ROU assets, related to initiatives which commenced in 2016 and 2019 that are intended to simplify the Company's organizational structure. We currently anticipate that additional restructuring expenses will be recognized as we continue to analyze our organizational structure.
Depreciation and Amortization
Depreciation and amortization for the three and nine months ended September 30, 2019 amounted to $565,637 and $1,695,685, respectively. Depreciation and amortization for the three and nine months ended September 30, 2018 amounted to $536,053 and $1,827,285, respectively. The increase in depreciation and amortization of $29,584 (6%) for the three months ended September 30, 2019 as compared to the same period in the prior year is due to an increase in depreciation as a result of asset additions, partially offset by a decrease due to certain fixed assets and intangible assets becoming fully depreciated or amortized.
The decrease in depreciation and amortization of $131,600 (7%) for the nine months ended September 30, 2019 as compared to the same period in the prior year is due to certain fixed assets and intangible assets becoming fully depreciated or amortized, partially offset by an increase in depreciation as a result of asset additions.
Adjusted EBITDA
Adjusted EBITDA amounted to $1,068,368 and $3,180,471 for the three and nine months ended September 30, 2019, respectively. Adjusted EBITDA amounted to $1,070,525 and $3,056,981 for the three and nine months ended September 30, 2018, respectively. Adjusted EBITDA is a non-GAAP measure that is defined as net income (loss) excluding income taxes, income (loss) from discontinued operations, non-operating income or expenses, loss on extinguishment of debt and write-off of deferred financing costs, gain (loss) on interest rate swap contracts, gain (loss) on derivative contracts, gain (loss) on investments and sale of affiliate interests, net, interest expense (including cash interest expense), interest income, depreciation and amortization (including impairments), share-based compensation expense or benefit, restructuring expense or credits and transaction expenses. See reconciliation of net income (loss) to adjusted EBITDA above.
The decrease in adjusted EBITDA for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was due to the increase in operating expenses (excluding depreciation and amortization, restructuring and other expense and share-based compensation) which more than offset the increase in revenue, as discussed above.
The increase in adjusted EBITDA for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was due to the increase in revenue which more than offset the increase in operating expenses (excluding depreciation and amortization, restructuring and other expense and share-based compensation), as discussed above.
Interest Expense, net
Interest expense, net was $387,276 and $1,154,353, for the three and nine months ended September 30, 2019, respectively, and $388,167 and $1,147,552 for the three and nine months ended September 30, 2018, respectively. The increase (decrease) of $(891) and $6,801 for the three and nine months ended September 30, 2019, respectively, as compared to the three and nine months ended September 30, 2018 are attributable to the following:

	Three Months	Nine Months
Decrease due to changes in average debt balances and interest rates on our indebtedness and collateralized debt	$(7,117)	$(25,057)
Lower (higher) interest income	(97)	5,895
Other net increases, primarily amortization of deferred financing costs and original issue discounts	6,323	25,963
	$(891)	$6,801
Gain (Loss) on Investments and Sale of Affiliate Interests, net
Gain (loss) on investments, net for the three and nine months ended September 30, 2019, of $120,253 and $478,124, respectively, and $111,684 and $(182,031), respectively, for the three and nine months ended September 30, 2018 consists primarily of the increase (decrease) in the fair value of Comcast common stock owned by the Company. The effects of these gains (losses) are partially offset by the losses (gains) on the related equity derivative contracts, net described below.
Gain (Loss) on Derivative Contracts, net
Gain (loss) on derivative contracts, net for the three and nine months ended September 30, 2019 amounted to $(77,333) and $(303,986), respectively and for the three and nine months ended September 30, 2018 amounted to $(79,628) and $130,883, respectively, and includes realized and unrealized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these gains (losses) are offset by losses (gains) on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.
Loss on Interest Rate Swap Contracts
Loss on interest rate swap contracts was $11,163 and $61,735 for the three and nine months ended September 30, 2019, respectively, and $19,554 and $64,405 for the three and nine months ended September 30, 2018, respectively. These amounts represent primarily the decrease in fair value of interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes.
Loss on Extinguishment of Debt and Write-off of Deferred Financing Costs
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $503 and $159,599 for the three and nine months ended September 30, 2019, respectively and $41,616 for the nine months ended September 30, 2018.

The following table provides a summary of the loss on extinguishment of debt and the write-off of deferred financing costs recorded by the Company upon the redemption of senior notes and the refinancing of credit facilities:

	Three Months	Nine Months
	September 30, 2019
CSC Holdings 10.125% Senior Notes due 2023	$—	$154,666
Cablevision 5.125% Senior Notes due 2021	503	503
Refinancing and subsequent amendment to CSC Holdings credit facility	—	4,430
	$503	$159,599

	September 30, 2018
Cablevision 7.75% Senior Notes due 2018	$—	$4,706
Cequel 6.375% Senior Notes due 2020	—	36,910
	$—	$41,616
Other Income (Expense), Net
Other income (expense), net amounted to $(226) and $66, for the three and nine months ended September 30, 2019, respectively, compared to other expense, net of $(186) and $(12,473), for the three and nine months ended September 30, 2018, respectively. These amounts include the non-service cost components of the Company's pension expense, net of dividends received on Comcast common stock owned by the Company. The 2018 amounts also include the equity in the net losses of Newsday through April 2018 and i24NEWS through March 31, 2018.
Income Tax Expense (Benefit)
For the three and nine months ended September 30, 2019, the Company recorded income tax expense of $37,871 and $56,445 on pre-tax income of $115,267 and $195,053, respectively, resulting in an effective tax rate of 33% and 29%, respectively, which are higher than the U.S. federal statutory tax rate of 21%. The primary differences between the effective tax rate and the statutory tax rate are due to a revaluation of state deferred taxes primarily due to certain changes to the state tax rates used to measure the Company’s deferred tax liabilities and certain non-deductible expenses.
For the three and nine months ended September 30, 2018, the Company recorded income tax expense of $95,968 and $29,675 on pre-tax income (loss) of $129,707 and ($163,539), respectively.  Included in the income tax expense for each period was tax expense of $49,052 as a result of the reevaluation of the Company's deferred tax liability in connection with tax law changes in the State of New Jersey. Absent, this item, the effective tax rate for the three months ended September 30, 2018 would have been 36%. For the nine months ended September 30, 2018, the tax benefit at the statutory rate was more than offset by the expense resulting from the tax law changes in the State of New Jersey of $49,052.
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

	As of September 30, 2019
	CSC Holdings	Cablevision	Total
Debt outstanding:
Credit facility debt	$6,632,330	$—	$6,632,330
Senior guaranteed notes	7,600,412	—	7,600,412
Senior notes and debentures	7,142,713	1,100,699	8,243,412
Subtotal	21,375,455	1,100,699	22,476,154
Finance lease obligations	47,089	—	47,089
Notes payable and supply chain financing	110,519	—	110,519
Subtotal	21,533,063	1,100,699	22,633,762
Collateralized indebtedness relating to stock monetizations (a)	1,423,519	—	1,423,519
Total debt	$22,956,582	$1,100,699	$24,057,281
Interest expense:
Credit facility debt, senior notes, finance leases, notes payable and supply chain financing	$1,038,528	$73,086	$1,111,614
Collateralized indebtedness relating to stock monetizations (a)	46,687	—	46,687
Total interest expense	$1,085,215	$73,086	$1,158,301

(a)
This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts, or (ii) delivering cash from the net proceeds on new monetization contracts.

The following table provides details of our outstanding credit facility debt, net of unamortized discounts and deferred financing costs as of September 30, 2019:

	Maturity Date	Interest Rate	Principal	Carrying Value

CSC Holdings Revolving Credit Facility (a)	$200,000 on November 30, 2021, remaining balance of $2,275,000 on January 31, 2024	—%	$—	$—
CSC Holdings Term Loan B	July 17, 2025	4.278%	2,932,500	2,918,645
CSC Holdings Incremental Term Loan B-2	January 25, 2026 (b)	4.528%	1,481,250	1,466,136
CSC Holdings Incremental Term Loan B-3	January 15, 2026	4.278%	1,268,625	1,263,177
CSC Holdings Incremental Term Loan B-4	April 15, 2027 (b)	5.028%	997,500	984,372
			$6,679,875	$6,632,330

(a)
At September 30, 2019, $178,014 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $2,296,986 of the facility was undrawn and available, subject to covenant limitations.

(b)	The term loan was repaid subsequent to September 30, 2019 with proceeds from borrowings under an incremental term loan. See Note 17.
Payment Obligations Related to Debt
As of September 30, 2019, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as notes payable and supply chain financing, and the value deliverable at maturity under monetization contracts, but excluding finance lease obligations (see Note 8) are as follows:

Total
2019	$309,763
2020	2,059,211
2021 (a)	5,144,683
2022	1,932,808
2023	2,341,186
Thereafter	21,437,369
Total	$33,225,020

(a)
Includes $1,459,638 related to the Company's collateralized indebtedness (including related interest).  This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts or (ii) delivering cash from the net proceeds on new monetization contracts.

The amounts in the table above do not include the effects of the debt transactions discussed in Note 17.
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
CSC Holdings Credit Facility
On October 9, 2015, Finco, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($2,932,500 outstanding at September 30, 2019) (the “CSC Term Loan Facility”, and the term loans extended under the CSC Term Loan Facility, the “CSC Term Loans”) and U.S. dollar revolving loan commitments currently in an aggregate principal amount of $2,475,000 (the “CSC Revolving Credit Facility” and, together with the CSC Term Loan Facility, the “CSC Credit Facilities”), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016, March 15, 2017, January 12, 2018, October 15, 2018, January 24, 2019, February 7, 2019 and May 14, 2019, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the “CSC Credit Facilities Agreement”). The maturity date of $2,275,000 of the revolving credit facility matures in January 2024 and is priced at LIBOR plus 2.25%. The remaining $200,000 matures in November 2021 and is priced at LIBOR plus 3.25%.
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
In October 2019, CSC Holdings entered into an eleventh amendment to its credit facilities agreement (the “Eleventh Amendment”). The Eleventh Amendment provides for, among other things, new incremental term loan commitments (as defined in the credit agreement) in an aggregate principal amount of $3,000,000, which were available from the effective date until October 31, 2019 (the “Incremental Term Loans”) in two tranches. The Incremental Term Loans mature on April 15, 2027, and were issued at par. The Incremental Term Loans may be comprised of eurodollar borrowings or alternative base rate borrowings, and will bear interest at a rate per annum equal to the Adjusted LIBO Rate or the Alternate Base Rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 1.50% per annum and (ii) with respect to any eurodollar loan, 2.50% per annum. Voluntary prepayments of the Incremental Term Loans in connection with certain repricing transactions on or prior to the date that is six months after the draw date will be subject to a call premium of 1.00%.
The initial proceeds of the Incremental Term Loans were used to repay approximately $2,500,000 of the outstanding term loans under the credit agreement, and the proceeds of the delayed draw tranche of the Incremental Term Loans were used to distribute $500,000 in cash to Cablevision, the proceeds of which were used to redeem Cablevision’s 8% senior notes due 2020, representing the entire aggregate principal amount outstanding, and in each case, paying related fees, costs and expenses in connection with such transactions, with the remainder being used to fund cash on the balance sheet. In connection with the repayment of approximately $2,500,000 of the outstanding term loans, a portion of the unamortized discount and unamortized deferred financing costs aggregating $28,000 as of September 30, 2019, will be written-off and recorded as a loss on extinguishment of debt in the fourth quarter of 2019.
During the nine months ended September 30, 2019, CSC Holdings borrowed $1,050,000 under its revolving credit facility and repaid $1,300,000 of amounts outstanding under the revolving credit facility, a portion of which was funded from the proceeds of the issuance of an additional $250,000 principal amount of CSC Holdings 2029 Guaranteed Notes.
In July 2019, outstanding borrowings under CSC Holdings' revolving credit facility were repaid with the proceeds from the issuance of $1,000,000 in aggregate principal amount of senior notes (see discussion below).
The Company was in compliance with all of its financial covenants under the CSC Credit Facilities Agreement as of September 30, 2019.
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
In February 2019, CSC Holdings issued an additional $250,000 CSC Holdings 2029 Guaranteed Notes at a price of 101.75% of the principal value. The proceeds of these notes were used to repay the outstanding balance on the CSC Revolving Credit Facility.
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
As of September 30, 2019, the Company was in compliance with all of its financial covenants under the indentures under which our senior guaranteed notes and senior notes were issued.
In October 2019, CSC Holdings issued an additional $1,250,000 aggregate principal amount of its 5.75% senior notes due 2030 (the “Additional Notes”). The Additional Notes were issued as additional notes pursuant to an indenture, dated as of July 10, 2019 (the “Indenture”).
The Additional Notes constitute a single series under the Indenture, together with $1,000,000 of CSC Holdings 5.75% senior notes due 2030 issued on July 10, 2019 (the “Original Notes”), and have identical terms as the Original Notes, except that the Additional Notes were issued at a price of 104.00% of the principal amount plus accrued interest. The Additional Notes will bear interest at a rate of 5.75% and will pay interest semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The Additional Notes will mature on January 15, 2030.
The proceeds of the Additional Notes were used to redeem $1,240,762 aggregate principal amount of CSC Holdings 5.125% senior notes due 2021 (the “2021 Notes”), representing the entire aggregate principal amount of 2021 Notes outstanding, and to pay accrued interest, fees, costs and expenses associated with these transactions. In connection with the redemption, the Company will record a loss on extinguishment of debt of approximately $65,000 in the fourth quarter of 2019, representing the unamortized discount and deferred financing costs as of the redemption date.
See Note 10 of our consolidated financial statements for further details of the Company’s outstanding senior guaranteed notes and senior notes.
Pushdown of Cablevision Debt
In November 2019, CSC Holdings assumed Cablevision’s 5.875% senior notes due September 2022 with an aggregate principal amount of $649,024, Cablevision’s 7.75% senior notes due July 2025 with an aggregate principal amount of $1,740 and Cablevision's 7.50% senior notes due April 2028 with an aggregate principal amount of $4,118.  This transaction has no impact on the consolidated financial statements of Altice USA.
Other Event
In June 2019, the Company completed the acquisition of Cheddar Inc., a digital-first news company, for approximately$200,000 in cash and stock, subject to certain closing adjustments as set forth in the merger agreement. See Note 9 to the consolidated financial statements for further details.
Capital Expenditures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Customer premise equipment	$89,581	$112,568	$267,408	$273,970
Network infrastructure	181,068	129,796	459,594	284,679
Support and other	53,280	54,809	176,313	154,322
Business services	51,373	37,354	129,240	119,853
Capital purchases (cash basis)	$375,302	$334,527	$1,032,555	$832,824
Capital purchases (including accrued not paid and financed capital)	$356,728	$392,498	$1,068,443	$886,205
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
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities amounted to $1,833,987 for the nine months ended September 30, 2019 compared to $1,770,262 for the nine months ended September 30, 2018.  The 2019 cash provided by operating activities resulted from $2,068,420 of income before depreciation and amortization and non-cash items, an increase in liabilities related to interest rate swap and derivative contracts of $50,008 and accounts payable of $27,018, partially offset by a decrease in interest payable of $107,969, a decrease in accrued employee related costs and other liabilities of $78,796, a decrease in accounts receivable of $46,849, an increase in prepaid expenses and other assets of $41,636, a decrease in deferred revenue of $30,020, and a net decrease in amounts due to affiliates of $6,189.
The 2018 cash provided by operating activities resulted from $1,910,357 of income before depreciation and amortization and non-cash items, an increase in liabilities related to interest rate swap contracts of $62,549, an increase in deferred revenue of $56,326, an increase in accounts payable of $85,497, and a net increase in amounts due to affiliates of $7,203, partially offset by a net decrease in employee related costs and other liabilities of $122,101, a decrease in interest payable of $76,095, an increase in accounts receivable of $111,446 and an increase in other assets of $42,028.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2019 was $1,202,741 compared to $842,396 for the nine months ended September 30, 2018. The 2019 investing activities consisted primarily of capital expenditures of $1,032,555, payment for acquisitions, net of cash acquired of $172,659, partially offset by other net cash receipts of $2,473.

The 2018 investing activities consisted primarily of capital expenditures of $832,824 and other net cash payments of $9,572.
Financing Activities
Net cash used in financing activities amounted to $753,967 for the nine months ended September 30, 2019, compared to $771,881 for the nine months ended September 30, 2018. In 2019, the Company's financing activities consisted primarily of redemption and repurchase of senior notes, including premiums and fees of $2,471,578, the repurchase of common stock pursuant to a share repurchase program of $1,686,873, repayments of credit facility debt of $1,342,625, repayment of notes payable of $90,210, additions to deferred financing costs of $16,007, principal payments on finance lease obligations of $6,736 and other net cash payments of $1,500, partially offset by proceeds from the issuance of senior notes, including premiums of $2,754,375, proceeds from credit facility debt of $2,040,000, and proceeds from notes payable of $67,187.
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
Commitments and Contingencies
As of September 30, 2019, the Company's commitments and contingencies not reflected in the Company's balance sheet decreased to approximately $7,964,000 as compared to approximately $9,460,000 at December 31, 2018. This decrease relates primarily to payments made pursuant to programming commitments and the adoption of ASC 842, partially offset by renewed multi-year programming agreements entered into during the nine months ended September 30, 2019.
Stock Repurchase Plan
On June 8, 2018, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of Altice USA Class A common stock.  Under the repurchase program, shares of Altice USA Class A common stock may be purchased from time to time in the open market and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Size and timing of these purchases will be determined based on market conditions and other factors. Funding for the repurchase program will be met with cash on hand and/or borrowings under the Company's revolving credit facilities. During the nine months ended September 30, 2019, the Company repurchased 72,668,712 shares for a total purchase price of approximately $1,686,873. From the inception of the repurchase program, the Company acquired 100,697,392 for a total purchase price of approximately $2,186,874.  These acquired shares have been retired and the associated cost was recorded in paid-in capital in the Company’s consolidated balance sheet.
On July 30, 2019, the Altice USA Board of Directors authorized a new incremental three-year share repurchase program of $5.0 billion, to take effect following the completion of the current repurchase program. Under the repurchase program, shares of Altice USA Class A common stock may be purchased from time to time in the open market and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.
Recently Issued But Not Yet Adopted Accounting Pronouncements
See Note 3 to the accompanying consolidated financial statements contained in "Part I" for a discussion of recently issued accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
All dollar amounts, except per share data, included in the following discussion are presented in thousands.
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of September 30, 2019, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value on our consolidated balance sheet and the collateralized indebtedness is carried at its principal value, net of discounts. The fair value adjustment is being amortized over the term of the related indebtedness.  The carrying value of our collateralized indebtedness amounted to $1,423,519 at September 30, 2019.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.
As of September 30, 2019, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,936,422.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $193,642.  As of September 30, 2019, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $194,642, a net liability position.  For the nine months ended September 30, 2019, we recorded a net loss of $303,986 related to our outstanding equity derivative contracts and recorded an unrealized gain of $473,796 related to the Comcast common stock that we held.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2018, net asset position	$109,344
Change in fair value, net	(303,986)
Fair value as of September 30, 2019, net liability position	$(194,642)
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
Fair Value of Debt
At September 30, 2019, the fair value of our fixed rate debt of $18,801,943 was higher than its carrying value of $17,377,862 by $1,424,081.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their principal values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2019 would increase the estimated fair value of our fixed rate debt by $414,736 to $19,216,679.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations.
The following is a summary of interest rate swap contracts outstanding at September 30, 2019:

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
These swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded in the statement of operations. For the three and nine months ended September 30, 2019, the Company recorded a loss on interest rate swap contracts of $11,163 and $61,735, respectively.
As of September 30, 2019, our outstanding interest rate swap contracts in a liability position had an aggregate fair value and carrying value of $182,970 reflected in “Liabilities under derivative contracts, long-term” and $674 reflected in "Other current liabilities" on our consolidated balance sheet.
As of September 30, 2019, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control
During the nine months ended September 30, 2019, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

The Company completed its migration of Suddenlink customers to the Optimum billing system platform in September 2019 and is currently upgrading a billing system for certain advertising customers in a phased approach which began this year.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings
Refer to Note 16 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities
Set forth below is information related to transactions under the Company's share repurchase program for the quarter ended September 30, 2019.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

July 1- July 31	7,879,215	$25.38	90,162,570	5,100,046,527
August 1- August 31	8,063,254	26.90	98,225,824	4,883,123,076
September 1 - September 30	2,471,568	28.32	100,697,392	4,813,125,824

(1)
On June 8, 2018, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of Altice USA Class A common stock. On July 30, 2019, the Board of Directors authorized a new incremental three-year share repurchase program of $5.0 billion, to take effect following the completion of the June 2018 repurchase program. Under these repurchase programs, shares of Altice USA Class A common stock may be purchased from time to time in the open market and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The programs do not have an expiration date and may be suspended at any time at the discretion of the Board of Directors.

(2)	This column reflects the cumulative number of shares acquired pursuant to the repurchase program at the end of the respective period.

Item 6.        Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101
The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 filed with the Securities and Exchange Commission on November 5, 2019, formatted in iXBRL (inline eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.
Date:	November 5, 2019		/s/ Michael J. Grau
		By:	Michael J. Grau Chief Financial Officer