Form 10-K
period 2019-12-31
Altice USA, Inc.
filed 2020-02-14
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act	Yes	☒	No	☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act	Yes	☐	No	☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes	☒	No	☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).
	Yes	☒	No	☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of Altice USA, Inc. computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of June 30, 2019:	$7,942,908,370
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	NYSE

Number of shares of common stock outstanding as of February 6, 2020	627,953,994
Documents incorporated by reference - Altice USA, Inc. intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required to be disclosed under Part III of Form 10-K.

*Some or all of these items are omitted because Altice USA, Inc. intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required to be disclosed under Part III of Form 10-K.

PART I
Item 1.  Business
Altice USA, Inc. ("Altice USA" or the "Company") was incorporated in Delaware on September 14, 2015. Through June 8, 2018, the Company was majority-owned by Altice Europe N.V. ("Altice Europe"), a public company with limited liability ("naamloze vennootshcap") under Dutch law. On June 8, 2018, Altice Europe distributed substantially all of its equity interest in the Company through a distribution in kind to holders of Altice Europe's common shares A and common shares B (the “Distribution”). The Company is now controlled by Patrick Drahi through Next Alt. S.a.r.l. ("Next Alt").
Altice USA is a holding company that does not conduct any business operations of its own. Altice Europe, through a subsidiary, acquired Cequel Corporation ("Cequel" or "Suddenlink") on December 21, 2015 (the "Cequel Acquisition") and Cequel was contributed to Altice USA on June 9, 2016. Altice USA acquired Cablevision Systems Corporation ("Cablevision" or "Optimum") on June 21, 2016 (the "Cablevision Acquisition").
The Company principally provides broadband communications and video services in the United States and markets its services primarily under two brands: Optimum, in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. We deliver broadband, video, and telephony services to approximately 4.9 million residential and business customers. Our footprint extends across 21 states through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network with more than 8.8 million homes passed as of December 31, 2019. Additionally, we offer news programming and content, and advertising services. In September 2019, the Company launched Altice Mobile, a full service mobile offering, to consumers across its footprint.
We are building a fiber-to-the-home ("FTTH") network, which will enable us to deliver more than 10 Gbps broadband speeds to meet the growing data needs of residential and business customers. Concurrent to our FTTH network deployment, we also continue to upgrade our existing HFC network through the deployment of digital and data over cable service interface specification ("DOCSIS") 3.0 technology in order to roll out enhanced broadband services to customers. 1 Gbps broadband services are available in many areas of our footprint and will continue to expand across our service areas throughout 2020. Altice USA’s broadband service provides a connectivity experience to support the most data-intensive activities, including streaming 4K ultra-high-definition ("UHD") and high-definition ("HD") video on multiple devices, online multi-player video game streaming platforms, video chatting, streaming music, high-quality virtual-and augmented reality experiences, and downloading large files.
During the fourth quarter of 2017, we introduced an entertainment and connectivity hub, Altice One, and we continue to expand the availability of this device across our footprint, as well as its functionality. Altice One is an innovative, integrated platform with a dynamic and sophisticated user interface, combining a set-top box, Internet wireless router and cable modem in one device, and it is our most advanced home communications hub. Altice One is available to customers across over 80% of our entire footprint. We had approximately 540 thousand Altice One customers as of December 31, 2019.
The following table presents certain financial data and metrics for Altice USA:

	Years ended December 31,
	2019	2018	2017
	(in thousands, except percentage data)
Customer Relationships (a)	4,931.5	4,914.7	4,898.5
% growth	0.3%	0.3%
Revenue	$9,760,859	$9,566,608	$9,306,950
Adjusted EBITDA (b)	$4,265,471	$4,163,078	$3,981,410
% of Revenue	43.7%	43.5%	42.8%
Net income attributable to stockholders (c)	$138,936	$18,833	$1,493,177

(a)Customer metrics do not include Altice Mobile customers. Customer metrics for 2018 and 2017 have been adjusted to conform definitions between Suddenlink and Optimum in connection with the migration of Suddenlink customers to the Optimum billing system in 2019. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details.
(b)For additional information regarding Adjusted EBITDA, including a reconciliation of Net Income to Adjusted EBITDA, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(c)Pursuant to the enactment of the Tax Cuts & Jobs Act ("Tax Reform") on December 22, 2017, the Company recorded a non-cash deferred tax benefit of approximately $2.3 billion in 2017 to remeasure the net deferred tax liability to adjust for the reduction in the corporate federal income tax rate from 35% to 21% which was effective on January 1, 2018. In 2018, the Company recorded a non-cash deferred tax benefit of $52.9 million based on a remeasurement of the Company's net deferred tax liability. See Note 14 to the consolidated financial statements for further details.
Our Products and Services
We provide broadband, video and telephony services to both residential and business customers. We also provide enterprise-grade fiber connectivity, bandwidth and managed services to enterprise customers through our Lightpath business (also marketed as Altice Business) and we provide advertising time and services to advertisers. In September 2019, the Company launched Altice Mobile, a full service mobile offering, to consumers across its footprint.
The prices we charge for our services vary based on the number of services and associated service level or tier our customers choose, coupled with any promotions we may offer. Customers who subscribe to a bundle generally receive a discount from the price of buying each of these services separately, as well as the convenience of receiving multiple services from a single provider, all on a single monthly bill. For example, we offer a ‘‘Triple Play’’ package that is a special promotion for new customers or eligible current customers where our broadband, video and telephony services are available at a reduced rate for a specified period when purchased together. Approximately 47% of our residential customers were triple product customers as of December 31, 2019.
Residential Services
The following tables show our residential customer relationships and revenues for broadband, video and telephony services provided to residential customers.

	December 31,
	2019	2018 (a)	2017 (a)
	(in thousands)
Total residential customer relationships:	4,533.3	4,518.1	4,509.0
Broadband	4,187.3	4,115.4	4,043.2
Video	3,179.2	3,286.1	3,382.6
Telephony	2,398.8	2,530.1	2,556.3

(a)Customer metrics for 2018 and 2017 have been adjusted to conform definitions between Suddenlink and Optimum in connection with the migration of Suddenlink customers to the Optimum billing system in 2019. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details.

	December 31,
	2019	2018	2017
	(in thousands)
Residential revenue:
Broadband	$3,222,605	$2,887,455	$2,608,595
Video	3,997,873	4,156,428	4,274,122
Telephony	598,694	652,895	700,765

Broadband Services
We offer a variety of broadband service tiers tailored to meet the different needs of our residential customers. Current offers include download speeds ranging from 20 Mbps to 1 Gbps for our residential customers. Substantially all of our HFC network is digital and data over cable service interface specification DOCSIS 3.0 compatible, with approximately 280 homes per node and a bandwidth capacity of at least 750 MHz throughout. This network allows us to provide our customers with advanced broadband, video and telephony services.
In addition, we have deployed WiFi across our New York metropolitan service area with over two million WiFi hotspots as of December 31, 2019. The WiFi network allows broadband customers to access Internet connectivity while they are away from their home or office. WiFi is delivered via wireless access points mounted on our broadband network, in certain retail partner locations, certain rail stations, New York City parks and other public venues. Our wireless router product and our Altice One device include a second network that enables all broadband customers to access the WiFi network throughout the neighborhoods we serve. Access to the WiFi network is offered as a free value-added benefit to broadband customers and for a fee to non-customers in certain locations. Our WiFi service also allows our broadband customers to access the WiFi networks of Comcast Corporation ("Comcast"), Charter Communications, Inc. ("Charter") and Cox Communications, Inc. Through these relationships we offer our customers access to additional hotspots nationwide.
Video Services
We currently offer a variety of video services, which include delivery of broadcast stations and cable networks, over the top ("OTT") services such as Netflix, YouTube and others, and advanced digital video services, such as video-on-demand ("VOD"), HD channels, digital video recorder ("DVR") and pay-per-view, to our residential markets. Depending on the market and level of service, our video services include, among other programming, local broadcast networks and independent television stations, news, information, sports and entertainment channels, regional sports networks, international channels and premium services such as HBO, Showtime, Cinemax, Starz, and The Movie Channel. Our residential customers pay a monthly charge based on the video programming level of service, tier or package they receive and the type of equipment they select. Customers who subscribe to seasonal sports packages, international channels and premium services may be charged an additional monthly amount. We may also charge additional fees for pay-per-view programming and events, DVR and certain VOD services.
As of December 31, 2019, our residential customers were able to receive between 470 to 596 digital channels depending on their market and level of service. In addition, depending on the service area, we offer between 156 to 188 HD channels which represent the most widely watched programming, including all major broadcast networks, as well as most leading national cable networks, premium channels and regional sports networks. HDTV features high-resolution picture quality, digital sound quality and a wide-screen, theater-like display when using an HDTV set and an HD-capable converter.
We also provide advanced services, such as pay-per-view and VOD, that give residential video customers control over when they watch their favorite programming. Our pay-per-view service allows customers to pay to view single showings of programming on an unedited, commercial-free basis, including feature films, live sporting events, concerts and other special events. Our VOD service provides on-demand access to movies, special events, free prime time content and general interest titles. Subscription-based VOD premium content such as HBO and Showtime is made available to customers who subscribe to one of our premium programming packages. Our customers have the ability to start the programs at whatever time is convenient, as well as pause, rewind and (for most content) fast forward both standard definition and HD VOD programming. As of December 31, 2019, pay-per-view services were available to over 99% of all our video customers and VOD services were available to over 95% of our video customers, and we offer thousands of HD titles on-demand.
For a monthly fee, we offer DVR services through the use of digital converters, the majority of which are HDTV-capable. Customers can choose either a set-top box DVR with the ability to record, pause and rewind live television or the Cloud DVR Plus with remote-storage capability to record 15 shows simultaneously while watching any live or pre-recorded show, and pause and rewind live television. Depending on the service area and market, customers have the option to use a set-top box DVR or a TiVo HD/DVR converter. The TiVo converter delivers multi-room DVR capability using TiVo Mini devices that allow customers to pause and rewind live television, manage recordings from different television locations and play them back throughout the home. In addition, TiVo Stream service, which allows customers to stream live television channels and recorded programming wirelessly throughout their home to Android and iOS devices, and, subject to copyright restrictions, download previously recorded content to these devices so that it can be viewed outside the home, is provided to current TiVo DVR customers.
During the fourth quarter of 2017, we introduced an entertainment and connectivity platform, called Altice One. Altice One is an innovative, integrated platform with a modern user interface that combines a set-top box, Internet wireless router and cable modem in one device. It is offered to customers subscribing to our double and triple-product packages. It is capable of delivering broadband Internet, WiFi, digital television services, OTT services and fixed-line telephony and supports 4K video and Cloud DVR with the capacity to record 15 television programs simultaneously and the ability to rewind live television on the last two channels watched. Additional features include a point-anywhere voice-command remote control and a companion Altice One mobile app that allows viewing of all television content including DVR streaming. Additional televisions are paired with "minis," which can also act as WiFi extenders for an improved WiFi experience throughout the home. We have and continue to update Altice One's operating system and enhanced mobility and more advanced features for customers, including the ability to watch Cloud DVR content on the go on the Altice One mobile application, access to the YouTube Kids application, the ability to use voice search on YouTube to discover videos, more 4K content for a vivid viewing experience, and more advanced features for customers such as the introduction of our new sports hub, enhanced home screen, voice guidance on Altice One and additional applications with even more content viewing options for customers, including i24NEWS, CuriosityStream, and Stringray Music, among others.
We offer alternative viewing platforms for our video programming through mobile applications. Altice One customers have access to the Altice One mobile application and Optimum customers have access to the Optimum application, available for the iPad, iPhone, iPod touch, Kindle Fire and select Android phones and tablets, and Suddenlink customers have access to the Suddenlink2GO application, available for personal computers and select phones and tablets. Depending on the platform, the Optimum application features include the ability to watch live television, stream on-demand titles from various networks and use the device as a remote to control the customer's digital set-top box while inside the home. Suddenlink customers have access to the Suddenlink2GO application, which enables customers to watch movies, shows and clips on a personal computer once authenticated via a customer portal and select television shows and movies on their mobile devices.
Telephony Services
Through voice over Internet protocol ("VoIP") telephone service we also offer unlimited local, regional and long-distance calling within the United States, Canada, Puerto Rico and the Virgin Islands for a flat monthly rate, including popular calling features such as caller ID with name and number, call waiting, three-way calling, enhanced emergency 911 dialing and television caller ID. We also offer additional options designed to meet our customers' needs, including directory assistance, voicemail services and international calling. Discount and promotional pricing are available when our telephony services are combined with our other service offerings.
Mobile
In September 2019, we commercially launched Altice Mobile, a mobile service providing data, talk and text to consumers in or near our wired service footprint. The service is delivered over a nationwide network with long-term evolution ("LTE") coverage through our network partners, including our infrastructure-based mobile virtual network operator ("MVNO") agreement with Sprint Corporation ("Sprint") and a roaming agreement with AT&T Inc. ("AT&T"). The Company has densified Sprint network coverage in the Optimum footprint with the mounting of 19,000 airstrands on our broadband infrastructure. The Company offloads mobile traffic using its Optimum WiFi network of hotspots in the New York metropolitan area. The Company’s full infrastructure MVNO agreement with Sprint is differentiated from other light MVNOs in that it gives the Company full access control, including over its own core network, Home Location Register and subscriber identification module ("SIM") cards. This allows the Company to fully control seamless data offloading and the handover between the fixed and wireless networks. The Company has full product, features and marketing flexibility with its new mobile service.
Altice Mobile is sold at Optimum and Suddenlink stores as well as online. Consumers can bring their own devices or buy or finance a variety of phones directly from the Company, including Apple, Samsung and Motorola devices.
Business Services
We offer a wide and growing variety of products and services to both large enterprise and small and medium-sized business ("SMB") customers, including broadband, telephony, networking and video services. As of December 31, 2019, we served approximately 398,000 SMB customers across our footprint. We serve enterprise customers primarily through our Lightpath business.
Enterprise Customers
Lightpath provides Ethernet, data transport, IP-based virtual private networks, Internet access, telephony services, including session initiated protocol ("SIP") trunking and VoIP services to the business market in the New York metropolitan area. Our Lightpath bandwidth connectivity service offers speeds up to 100 Gbps. Lightpath also provides managed services to businesses, including hosted telephony services (cloud based SIP-based private branch exchange), managed WiFi, managed desktop and server backup and managed collaboration services including audio and web conferencing. Through Lightpath, we also offer fiber-to-the-tower ("FTTT") services to wireless carriers for cell tower backhaul that enables wireline communications service providers to connect to towers that their own wireline networks do not reach. Lightpath's enterprise customers include companies in health care, financial, education, legal and professional services, and other industries, as well as the public sector and communication providers, incumbent local exchange carriers ("ILEC"), and competitive local exchange carriers ("CLEC"). As of December 31, 2019, Lightpath had over 11,000 locations connected to its fiber network. Our Lightpath advanced fiber optic network extends more than 7,900 route miles, which includes approximately 386,000 miles of fiber, throughout the New York metropolitan area.
For enterprise and larger commercial customers, Suddenlink offers high capacity data services, including wide area networking and dedicated data access and advanced services such as wireless mesh networks. Suddenlink also offers enterprise class telephone services which include traditional multi-line phone service over DOCSIS and trunking solutions via SIP for our Primary Rate Interface ("PRI") and SIP trunking applications. Similar to Lightpath, Suddenlink also offers FTTT services. These Suddenlink services are offered on a standalone basis or in bundles that are developed specifically for our commercial customers.
SMB Customers
We provide broadband, video and telephony services to SMB customers. In addition to these services, we also offer managed services, including business e-mail, hosted private branch exchange, web space storage and network security monitoring for SMB customers. Telephony services include Optimum Voice for Business, Suddenlink Business Class Phones, Business Hosted Voice and Business Trunking (SIP and PRI). Optional telephony add-on services include international calling and toll free numbers.
News and Advertising
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
Cheddar
Cheddar consists of two live networks, Cheddar Business and Cheddar News, covering business, politics, headline news, popular culture, and innovative products, technologies, and services. Cheddar’s channels broadcast live a total of 19 hours a day across traditional linear television delivery systems like Optimum, Charter Spectrum, and Comcast X1, and OTT platforms like Hulu, YouTube TV, Sling TV, Roku Channel, Pluto, and Apple TV. Cheddar’s advertising suite of products include live native integrations including brand messaging, products, spokespeople and influencers; guaranteed clipped views across social network platforms; thirty second spots over traditional linear and connected televisions; and various digital advertising products.
Cheddar was acquired in June 2019, and we consolidated Cheddar's results of operations and its assets and liabilities as of June 1, 2019.
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
New York Interconnect
In many markets, we have entered into agreements commonly referred to as “Interconnects” with other cable operators to jointly sell local advertising. This simplifies our clients' purchase of local advertising and expands their geographic reach. In some markets, we represent the advertising sales efforts of other cable operators; in others, other cable operators represent us. For example, NY Interconnect, LLC is a partnership that was launched in the second quarter 2018 between Altice USA, Charter and Comcast. This provides national brands with television and digital advertising opportunities to millions of households across the New York designated market area ("DMA").
Franchises
As of December 31, 2019, our systems operated in more than 1,300 communities pursuant to franchises, permits and similar authorizations issued by state and local governmental authorities. Franchise agreements typically require the payment of franchise fees and contain regulatory provisions addressing, among other things, service quality, cable service to schools and other public institutions, insurance and indemnity. Franchise authorities generally charge a franchise fee of not more than 5% of certain of our cable service revenues that are derived from the operation of the system within such locality. We generally pass the franchise fee on to our customers.
Franchise agreements are usually for a term of 5 to 15 years from the date of grant, however, approximately 430 of Altice USA’s communities are located in states (Connecticut, Kansas, Missouri, Nevada, North Carolina and Texas) where by law franchise agreements do not have an expiration date. Franchise agreements are usually terminable only if the cable operator fails to comply with material provisions and then only after the franchising authority complies with substantive and procedural protections afforded by the franchise agreement and federal and state law. Prior to the scheduled expiration of most franchises, we generally initiate renewal proceedings with the granting authorities. This process usually takes less than three years but can take a longer period of time. The Communications Act of 1934, as amended (the "Communications Act"), which is the primary federal statute regulating interstate communications, provides for an orderly franchise renewal process in which granting authorities may not unreasonably withhold renewals. See "Regulation—Cable Television—Franchising." In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments, such as building out certain franchise areas, meeting customer service requirements and supporting and carrying public access channels.
Historically, we have been able to renew our franchises without incurring significant costs, although any particular franchise may not be renewed on commercially favorable terms or otherwise. We expect to renew or continue to operate under all or substantially all of these franchises. For more information regarding risks related to our franchises, see "Risk Factors—Risk Factors Relating to Regulatory and Legislative Matters—Our cable system franchises are subject to non-renewal or termination. The failure to renew a franchise in one or more key markets could adversely affect our business." Proposals to streamline cable franchising recently have been adopted at both the federal and state levels. For more information, see "Regulation—Cable Television—Franchising."
Programming
We design our channel line-ups for each system according to demographics, programming contract requirements, market research, viewership, local programming preferences, channel capacity, competition, price sensitivity and local regulation. We believe offering a wide variety of programming influences a customer's decision to subscribe to and retain our video services. We obtain programming, including basic, expanded basic, digital, HD, 4K UHD, VOD and broadband content, from a number of suppliers, including broadcast and cable networks.
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
Our cable programming costs have increased in excess of customary inflationary and cost-of-living type increases. We expect programming costs to continue to increase due to a variety of factors including annual increases imposed by stations and programmers and additional programming being provided to customers, including HD, 4K UHD, digital and VOD programming. In particular, broadcast and sports programming costs have increased significantly over the past several years. In addition, contracts to purchase sports programming sometimes provide for optional additional programming to be available on a surcharge basis during the term of the contract. These increases have coincided with a significant increase in the quality of the programming, from high production value original cable series to enhanced camera and statistical data technology in sports broadcasts, and more flexible rights to make the content available on various platforms and devices.
We have programming contracts that have expired and others that will expire in the near term. We will seek to renegotiate the terms of these agreements, but there can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable, we have been, and may in the future be, forced to remove such programming channels from our line-up, which may result in a loss of customers. For example, in 2017, we were unable to reach an agreement with Starz on acceptable economic terms, and effective January 1, 2018, all Starz services were removed from our lineups, and we launched alternative networks offered by other programmers under new long-term contracts. On February 13, 2018, we and Starz reached a new carriage agreement and we restored the Starz services previously offered by Optimum and Suddenlink. For more information, see "Risk Factors—Risk Factors Relating to Our Business—Programming and retransmission costs are increasing and we may not have the ability to pass these increases on to our customers. Disputes with programmers and the inability to retain or obtain popular programming can adversely affect our relationship with customers and lead to customer losses, which could materially adversely affect our business, financial condition and results of operations."
Sales and Marketing
Sales are managed centrally and multiple sales channels allow us to reach each current and potential customers in a variety of ways, including in-bound customer care centers, outbound telemarketing, stores, field technician sales and door-to-door sales. E-commerce is also managed centrally on behalf of the organization and is a growing part of our business and is our fastest growing sales channel. We also use mass media, including broadcast television, digital media, radio, newspaper and outdoor advertising, to attract customers and direct them to our in-bound customer care centers or website. Our sales and service employees use a variety of sales tools as they work to match customers' needs with our best-in-class products, with a focus on building and enhancing customer relationships.
Because of our local presence and market knowledge, we invest heavily in targeted marketing. Our strategic focus is on building new customer relationships and bundling broadband, video and services deliver innovative solutions to customer pain points. Much of our advertising is developed centrally and customized for our regions. Among other factors, we monitor customer perceptions, marketing tactic impact and competition, to increase our responsiveness and the effectiveness of our efforts. Our footprint has several large college markets where we market specialized products and services to students for multiple dwelling units ("MDUs"), such as dormitories and apartment complexes.
We have separate dedicated sales teams for our SMB and enterprise offerings and dedicated service teams to support SMB and enterprise clients.
Customer Experience
We believe customer service is a cornerstone of our business. Our strategy is to demonstrate that we are reliable, technical experts, that we are simple to interact with and that, in the event of a service failure, we are responsive and courteous as we work to resolve the issue. Accordingly, we make a concerted effort to continually improve each customer's experience and have made significant investments in our people, processes and technology to enhance our customers' experience and to reduce the need for customers to contact us.
The insights from operational customer service metrics help us focus our product and network improvement efforts. Listening to and acting upon feedback is a major pillar in our customer experience program and as such we review feedback as part of our daily operations.
We provide technical service to our customers 24 hours a day, seven days a week, and we have systems that allow our customer care centers to be accessed and managed remotely in the event that systems functionality is temporarily lost, which provides our customers access to customer service with limited disruption.
We are prioritizing new capabilities such as outbound messaging, automated digital assistance, searchable help, simpler self-service, and simplified tools for our frontline agents, intended to foster a premium, digital experience that anticipates customer needs.

We also utilize our customer portal to enable our customers to manage their bill online, obtain service information and perform troubleshooting procedures. Our customers may also obtain support through our online chat, e-mail functionality and social media websites, including Twitter and Facebook. Recently, we also launched a messaging platform to assist with Altice Mobile customer care.
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
As of December 31, 2019, approximately 95% of our basic video customers were served by systems with a capacity of at least 750 MHz and approximately 280 homes per node. We have upgraded our networks, both through the deployment of our fiber to the home network and through new DOCSIS technologies, and we are delivering speeds of up to 1 Gbps in many areas of our footprint. More than 99% of our residential broadband Internet customers are connected to our national backbone with a presence in major carrier access points in New York, Dallas, Chicago, San Jose, Washington D.C. and Phoenix. This presence allows us to avoid significant Internet transit costs by establishing peering relationships with major Internet service and content providers enabling direct connectivity with them at these access points.
We also have a networking caching architecture that places highly viewed Internet traffic from the largest Internet-based content providers at the edge of the network closest to the customer to reduce bandwidth requirements across our national backbone, thus reducing operating expense. This collective network architecture also provides us with the capability to manage traffic across several Internet access points, thus helping to ensure Internet access redundancy and quality of service for our customers. Additionally, our national backbone connects most of our systems, which allows for an efficient and economical deployment of services from our centralized platforms that include telephone, VOD, network DVR, common video content, broadband Internet, hosted business solutions, provisioning, e-mail and other related services.
We are building a FTTH network, which will enable us to deliver more than 10 Gbps broadband speeds across a majority of our footprint. We believe this FTTH network will be more resilient with reduced maintenance requirements, fewer service outages and lower power usage, which we expect will drive further structural cost efficiencies.
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
In addition, we have expanded and refined our bandwidth utilization in capacity constrained systems in order to meet demand for new and improved advanced services. A key component to reclaim bandwidth was the digital delivery of video channels that were previously distributed in analog through the launch of digital simulcast, which duplicates analog channels as digital channels. Additionally, the deployment of lower-cost digital customer premises equipment, such as HD digital transport adapters, enabled the use of more efficient digital channels instead of analog channels, thus allowing the reclamation of expanded basic analog bandwidth in the targeted systems. This reclaimed analog bandwidth could then be repurposed for other advanced services such as additional HDTV services and faster Internet access speeds.
To support our mobile business, we built a nationwide mobile core network with four main interconnection points (New York, Texas, California and Illinois), as well as the necessary interconnection points for our network partners Sprint and AT&T.
Information Technology
Our IT systems consist of billing, customer relationship management, business and operational support and sales force management systems. We are updating and simplifying our IT infrastructure through further investments, focusing on cost efficiencies, improved system reliability, functionality and scalability and enhancing the ability of our IT infrastructure to meet our ongoing business objectives. Additionally, through investment in our IT platforms and focus on process improvement, we have simplified and harmonized our service offering bundles and improved our technical service delivery and customer service capabilities. We contract with managed service providers to deliver core Business Support Systems and Operations Support Systems. These services are integrated into our overall IT ecosystems to ensure an efficient operation. Backup services are provided through alternate systems and infrastructure.
Suppliers
Customer Premise and Network Equipment
We purchase set-top boxes and other customer premise equipment from a limited number of vendors because our cable systems use one or two proprietary technology architectures. We buy HD, HD/DVRs and VOD equipment, routers, including the components of our new home communications hub, and other network equipment from a limited number of suppliers, including Altice Labs, Altice Europe's technology, services and innovation center. See "Risk Factors—Risk Factors Relating to Our Business—We rely on network and information systems for our operations and a disruption or failure of, or defects in, those systems may disrupt our operations, damage our reputation with customers and adversely affect our results of operations."
Broadband and Telephone Connectivity
We deliver broadband and telephony services through our HFC and fiber network. We use circuits that are either owned by us or rented from third parties to connect to the Internet and the public switched telephone network. We pay fees for rented circuits based on the amount of capacity available to it and pay for Internet connectivity based on the amount of IP-based traffic received from and sent over the other carrier's network.
Mobile Voice and Data Equipment
We purchase for resale mobile handsets from a number of original equipment manufacturers including Apple, Samsung, and Motorola. Customers of our mobile service are able to purchase these handsets with upfront payments or financed without interest over a 36-month period.
Intellectual Property
We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services. We also rely on our access to the proprietary technology of Altice Europe, including through Altice Labs, and licenses to the name “Altice” and derivatives from Next Alt. However, no single patent, copyright, trademark, trade secret or content license is material to our business. We believe we own or have the right to use all of the intellectual property that is necessary for the operation of our business as we currently conduct it.
Competition
We operate in a highly competitive, consumer-driven industry and we compete against a variety of broadband, video and mobile and fixed-line telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, satellite delivered video signals, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. We believe our leading market position in our footprint, technologically advanced network infrastructure, including our FTTH build-out, Altice One, our entertainment and connectivity platform, our new mobile service, and our focus on enhancing the customer experience favorably position us to compete in our industry. See also "Risk Factors—Risk Factors Relating to Our Business—We operate in a highly competitive business environment which could materially adversely affect our business, financial condition, results of operations and liquidity."
Broadband Services Competition
Our broadband services face competition from broadband communications companies' digital subscriber line ("DSL"), FTTH/Fiber to the Premises ("FTTP") and wireless broadband offerings, as well as from a variety of companies that offer other forms of online services, including satellite-based broadband services. AT&T and Verizon Communications Inc.'s ("Verizon") Fios are our primary FTTH competitors. Current and future fixed and wireless Internet services, such as 4G, LTE and 5G (and variants) wireless broadband services and WiFi networks, and devices such as wireless data cards, tablets and smartphones, and mobile wireless routers that connect to such devices, may also compete with our broadband services both for in premises broadband service and mobile broadband. All major wireless carriers have started to offer unlimited data plans, which could, in some cases, become a substitute for the fixed broadband services we provide. The Federal Communications Commission ("FCC") is likely to continue to make additional radio spectrum available for these wireless Internet access services, which in time could expand the quality and reach of these services.
Video Services Competition
We face intense competition from broadband communications companies with fiber-based networks, primarily Verizon, which has constructed a FTTH network plant that passes a significant number of households in our Optimum service area, and AT&T, which has constructed an FTTP/Fiber to the Node ("FTTN") infrastructure in parts of our Suddenlink service area. We estimate that Verizon is currently able to sell a fiber-based video service, as well as broadband and VoIP services, to at least half of the households in our Optimum service area. Frontier Communications Corporation ("Frontier") offers video service in competition with us in most of our Connecticut service area.
We also compete with direct broadcast satellite ("DBS") providers, such as DirecTV (a subsidiary of AT&T) and DISH Network Corporation ("DISH"). DirecTV and DISH offer one-way satellite-delivered pre-packaged programming services that are received by relatively small and inexpensive receiving dishes. DirecTV has exclusive arrangements with the National Football League that give it access to programming that we cannot offer. In 2018 AT&T acquired Time Warner Inc. ("Time Warner"), which owns a number of cable networks, including TBS, CNN and HBO, as well as Warner Bros. Entertainment, which produces television, film and home-video content. AT&T's and DirecTV's access to Time Warner programming and studio assets provides AT&T and DirecTV the ability to offer competitive promotional packages. We believe cable-delivered VOD services, which include HD programming, offer a competitive advantage to DBS service because cable headends can provide two-way communication to deliver a large volume of programming which customers can access and control independently, whereas DBS technology can only make available a much smaller amount of programming with DVR-like customer control.
Our video services also face competition from a number of other sources, including companies that deliver movies, television shows and other video programming, including extensive on demand, live content, serials, exclusive and original content, over broadband Internet connections to televisions, computers, tablets and mobile devices, such as Netflix, Hulu, Disney+, iTunes, Apple TV, YouTube, Amazon Prime, Sling TV, AT&T TV Now, Locast and others. In addition, our programming partners continue to launch direct to consumer streaming products, delivering content to consumers that was formerly only available via video.
Telephony Services Competition
Our telephony service competes with wireline, wireless and VoIP phone service providers, such as Vonage, Skype, GoogleTalk, Facetime, WhatsApp and magicJack, as well as companies that sell phone cards at a cost per minute for both national and international service. We also compete with other forms of communication, such as text messaging on cellular phones, instant messaging, social networking services, video conferencing and email. The increased number of technologies capable of carrying telephony services and the number of alternative communication options available to customers have intensified the competitive environment in which we operate our telephony services.
Mobile Wireless Competition
Our mobile wireless service, launched in September 2019, faces competition from a number of national incumbent network-based mobile service providers (like AT&T, Verizon, T-Mobile US, Inc. ("T-Mobile") and Sprint) and smaller regional service providers, as well as a number of reseller or MVNO providers (such as Tracfone, Boost Mobile and Cricket Wireless, among others). We believe that our approach to the mobile wireless service offering, including the construction and operation of our own "mobile core" and the ability to bundle and promote the product to our existing customer base, gives us advantages over pure MVNO resellers, and differentiates us from incumbent network-based operators. Improvements by incumbent and reseller mobile service providers on price, features, speeds, and service enhancements will continue to impact the competitiveness and attractiveness of our mobile service, and we will need to continue to invest in our services, product and marketing to answer that competition. Our mobile wireless strategy depends on the availability of wholesale access to radio access networks ("RAN") from one or more network-based providers with whom we are likely to compete. Our mobile service is vulnerable to constraints on the availability of wholesale access or increases in price from the incumbents. Consolidation among wholesale RAN access providers could impair our ability to sustain our mobile service. In 2018, Sprint and T-Mobile announced an intent to merge. The merger was approved by the U.S. Justice Department in July 2019, the FCC in November 2019 (which conditioned its approval on fulfillment of certain commitments, including certain conditions intended to benefit the Company) and a federal court in the Southern District of New York in February 2020. According to a joint press release issued by Sprint and T-Mobile on February 11, 2020, although the business combination remains subject to certain closing conditions, including possible additional court proceedings, the companies are taking final steps to complete the merger. While the reduction of competition among mobile wireless network-based providers likely will negatively impact the price and availability of wholesale RAN access to the Company generally, certain of the conditions imposed upon the merger parties by the U.S. Justice Department and the FCC have the potential to ameliorate those effects and to enhance the coverage, quality and cost structure for our mobile services while those conditions are in effect.
Business Services Competition
We operate in highly competitive business telecommunications market and compete primarily with local incumbent telephone companies, especially AT&T, CenturyLink, Inc. ("Centurylink"), Frontier and Verizon, as well as with a variety of other national and regional business services competitors.
Advertising Sales Competition
We provide advertising and advanced targeted digital advertising services on television and digital platforms, both directly and indirectly, within and outside our television service area. We face intense competition for advertising revenue across many different platforms and from a wide range of local and national competitors. Advertising competition has increased and will likely continue to increase as new formats seek to attract the same advertisers. We compete for advertising revenue against, among others, local broadcast stations, national cable and broadcast networks, radio stations, print media, social network platforms (such as Facebook and Instagram), and online advertising companies (such as Google) and content providers (such as Disney).
Regulation
General Company Regulation
Our cable, related and other services are subject to a variety of federal, state and local law and regulations, as well as, in instances where we operate outside of the U.S., the laws and regulations of the countries and regions where we operate. The Communications Act, and the rules, regulations and policies of the FCC, as well as other federal, state and other laws governing cable television, communications, consumer protection, privacy and related matters, affect significant aspects of the operations of our cable, related and other services.
The following paragraphs describe the existing legal and regulatory requirements we believe are most significant to our operations today. Our business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings.
Cable Television
Franchising.    The Communications Act requires cable operators to obtain a non-exclusive franchise from state or local franchising authorities to provide cable service. Although the terms of franchise agreements differ from jurisdiction to jurisdiction, they typically require payment of franchise fees and contain regulatory provisions addressing, among other things, use of the right of way, service quality, cable service to schools and other public institutions, insurance, indemnity and sales of assets or changes in ownership. State and local franchising authority, however, must be exercised consistent with the Communications Act, which sets limits on franchising authorities' powers, including limiting franchise fees to no more than 5% of gross revenues from the provision of cable service, prohibiting franchising authorities from requiring us to carry specific programming services, and protecting the renewal expectation of franchisees by limiting the factors a franchising authority may consider and requiring a due process hearing before denying renewal. Even when franchises are renewed, however, the franchise authority may, except where prohibited by applicable law, seek to impose new and more onerous requirements as a condition of renewal. Similarly, if a franchising authority's consent is required for the purchase or sale of a cable system, the franchising authority may attempt to impose more burdensome requirements as a condition for providing its consent. Cable franchises generally are granted for fixed terms and, in many cases, include monetary penalties for noncompliance. They may also be terminable if the franchisee fails to comply with material provisions.
In recent years, the traditional local cable franchising regimes have undergone significant change as a result of federal and state action. Several states have reduced or eliminated the role of local or municipal government in franchising in favor of state- or system-wide franchises, and the trend has been toward consolidation of franchising authority at the state level, in part to accommodate the interests of new broadband and cable entrants over the last decade. At the same time, the FCC has adopted rules that streamline entry for new competitors (such as those affiliated with broadband communications companies) and reduce certain franchising burdens for these new entrants. In 2019, the FCC also extended to existing cable providers relief from certain fees and other regulatory requirements imposed by franchising authorities, including subjecting certain fees for access to the right-of-way and certain in-kind payments obligations to the statutory cap on franchise fees, as well as preempting franchising authorities from regulating cable operators’ non-cable services. The FCC’s order is currently being challenged on appeal.
Pricing and Packaging.    The Communications Act and the FCC's rules limit the scope of price regulation for cable television services. Among other limitations, franchising authorities may regulate rates for only "basic" cable service. In 2015, the FCC adopted a rule barring franchise authority rate regulation absent an affirmative showing by the franchising authority that there is an absence of effective competition. Based on the 2015 FCC rule, none of our video customers are currently subject to basic rate regulation.
There have been frequent calls to impose further rate regulation on the cable industry. It is possible that Congress or the FCC may adopt new constraints on the retail pricing or packaging of cable programming. As we attempt to respond to a changing marketplace with competitive marketing and pricing practices, we may face regulations that impede our ability to compete. In addition, a number of state and local regulatory authorities have imposed or seek to impose price- or price-related regulation that we believe is inconsistent with FCC direction, and these efforts if successful, will diminish the benefits of deregulation and hamper our ability to compete with our largely unregulated competitors. We brought a challenge in federal court against one such attempt to regulate our pricing by the New Jersey Board of Public Utilities, and in January 2020 we won a preliminary injunction in federal court in the District of New Jersey enjoining enforcement of an order by that agency.
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
Broadcast stations must elect either "must carry" or retransmission consent every three years. A substantial number of local broadcast stations currently carried by our cable systems have elected to negotiate for retransmission consent. In the most recent retransmission consent negotiations, popular television stations have demanded substantial compensation increases, thereby increasing our operating costs.
Ownership Limitations.    Federal regulation of the communications field traditionally included a host of ownership restrictions, which limited the size of certain media entities and restricted their ability to enter into competing enterprises. Through a series of legislative, regulatory, and judicial actions, most of these restrictions have been either eliminated or substantially relaxed. In 2017, the FCC relaxed some broadcast media ownership rules, and the broadcast industry subsequently experienced consolidation. The FCC’s order relaxing these rules was vacated by a federal appeals court. Depending on the outcome of that appeal or the FCC’s current quadrennial review of ownership rules, the broadcast industry could consolidate further, which could impact the fees we pay broadcasters to license their signals.
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
PEG and Leased Access.     Franchising authorities may require that we support the delivery and support for public, educational, or governmental ("PEG") channels on our cable systems. In addition to providing PEG channels, we must make a limited number of commercial leased access channels available to third parties (including parties with potentially competitive video services) at regulated rates. The FCC adopted revised rules several years ago mandating a significant reduction in the rates that operators can charge commercial leased access users. These rules were stayed, however, by a federal court, pending a cable industry appeal. This matter currently remains pending, and the revised rules are not yet in effect. Although commercial leased access activity historically has been relatively limited, increased activity in this area could further burden the channel capacity of our cable systems.

Pole Attachments.    The Company makes extensive use of utility poles and conduits owned by other utilities to attach and install the facilities that are integral to our network and services. The Communications Act requires most utilities to provide cable systems with access to poles and conduits to attach such facilities at regulated rates. States (or, where states choose not to regulate, the FCC) regulate utility company rates for the rental of pole and conduit space used by companies, including operators like us, to provide cable, telecommunications services, and Internet access services. Many states in which we operate have elected to set their own pole attachment rules. Adverse changes to the pole attachment rate structure, rates, classifications, and access could significantly increase our annual pole attachment costs.
Program Access.    The program access rules generally prohibit a cable operator from improperly influencing an affiliated satellite-delivered cable programming service to discriminate unfairly against an unaffiliated distributor where the purpose or effect of such influence is to significantly hinder or prevent the competitor from providing satellite-delivered cable programming. FCC rules also allow a competing distributor to bring a complaint against a cable-affiliated terrestrially-delivered programmer or its affiliated cable operator for alleged violations of this rule, and seek reformed terms of carriage as a remedy.
Program Carriage.    The FCC's program carriage rules prohibit us from requiring that an unaffiliated programmer grant us a financial interest or exclusive carriage rights as a condition of its carriage on our cable systems and prohibit us from unfairly discriminating against unaffiliated programmers in the terms and conditions of carriage on the basis of their nonaffiliation.
Exclusive Access to Multitenant Buildings.    The FCC has prohibited cable operators from entering into or enforcing exclusive agreements with owners of multitenant buildings under which the operator is the only multichannel video programming distributor ("MVPD") with access to the building. The FCC is currently considering whether to adopt additional rules regarding access to multitenant environments by providers of broadband service.
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
As cable operators provide interactive and other advanced services, additional privacy and data security requirements may arise through legislation, regulation or judicial decisions. For example, the Video Privacy Protection Act of 1988 has been extended to cover online interactive services through which customers can buy or rent movies. In addition, Congress, the Federal Trade Commission ("FTC"), and other lawmakers and regulators are all considering whether to adopt additional measures that could impact the collection, use, and disclosure of customer information in connection with the delivery of advertising and other services to consumers customized to their interests. See "Privacy Regulations" below.
Federal Copyright Regulation.    We are required to pay copyright royalty fees on a semi-annual basis to receive a statutory compulsory license to carry broadcast television content. These fees are subject to periodic audit by the content owners. The amount of a cable operator's royalty fee payments are determined by a statutory formula that takes into account various factors, including the amount of "gross receipts" received from customers for "basic" service, the number of "distant" broadcast signals carried and the characteristics of those distant signals (e.g., network, independent or noncommercial). Certain elements of the royalty formula are subject to adjustment from time to time, which can lead to increases in the amount of our semi-annual royalty payments. The U.S. Copyright Office, which administers the collection of royalty fees, has made recommendations to Congress for changes in or elimination of the statutory compulsory licenses for cable television carriage of broadcast signals and the U.S. Government Accountability Office is conducting a statutorily-mandated inquiry into whether the cable compulsory license should be phased out. Changes to copyright regulations could adversely affect the ability of our cable systems to obtain such programming and could increase the cost of such programming. Similarly, we must obtain music rights for locally originated programming and advertising from the major music performing rights organizations. These licensing fees have been the source of litigation in the past, and we cannot predict with certainty whether license fee disputes may arise in the future.
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
Other Regulation.    We are subject to various other regulations, including those related to political broadcasting; home wiring; the blackout of certain network and syndicated programming; prohibitions on transmitting obscene programming; limitations on advertising in children's programming; and standards for emergency alerts, as well as telemarketing and general consumer protection laws and equal employment opportunity obligations. The FCC also imposes various technical standards on our operations. In the aftermath of Superstorm Sandy, the FCC and the states are examining whether new requirements are necessary to improve the resiliency of communications networks, potentially including cable networks. Each of these regulations restricts (or could restrict) our business practices to varying degrees. The FCC can aggressively enforce compliance with its regulations and consumer protection policies, including through the imposition of substantial monetary sanctions. It is possible that Congress or the FCC will expand or modify its regulations of cable systems in the future, and we cannot predict at this time how that might impact our business.
Broadband
Regulatory Classification.    Broadband Internet access services were traditionally classified by the FCC as "information services" for regulatory purposes, a type of service that is subject to a lesser degree of regulation than "telecommunications services." In 2015, the FCC reversed this determination and classified broadband Internet access services as "telecommunications services." This reclassification had subjected our broadband Internet access service to greater regulation, although the FCC did not apply all telecommunications service obligations to broadband Internet access service. The 2015 Order (as defined below) could have had a material adverse impact on our business. In December 2017, the FCC adopted an order that in large part reversed again the 2015 Order and reestablished the "information service" classification for broadband Internet access service. The 2017 Order (as defined below) was affirmed in part on appeal in October 2019 insofar as it classified broadband Internet access services as information services subject to lesser federal regulation. However, the 2017 Order was also vacated in part on appeal insofar as it preempted states from subjecting broadband Internet access services to any requirements more stringent than the federal requirements. As a result, the precise extent to which state rules may impose such requirements on broadband Internet access service providers is not fully settled.
Net Neutrality.   Congress and some states are considering legislation that may codify “net neutrality” rules, which could include prohibitions on blocking, throttling and prioritizing Internet traffic. A number of states, including California and New York, have adopted legislation and/or executive orders that apply “net neutrality” rules to Internet service providers ("ISPs"). The California legislation is currently being challenged in court.
Access for Persons with Disabilities.    The FCC's rules require us to ensure that persons with disabilities have access to "advanced communications services", such as electronic messaging and interoperable video conferencing. They also require that certain video programming delivered via Internet Protocol include closed captioning and require entities distributing such programming to end users to pass through such captions and identify programming that should be captioned.
Other Regulation.    Providers of broadband Internet access services must comply with the Communications Assistance for Law Enforcement Act ("CALEA"), which requires providers to make their services and facilities accessible for law enforcement intercept requests. Various other federal and state laws apply to providers of services that are accessible through broadband Internet access service, including copyright laws, telemarketing laws, prohibitions on obscenity, a ban on unsolicited commercial e-mail, and privacy and data security laws. Online content we provide is also subject to some of these laws.
Other forms of regulation of broadband Internet access service currently being considered by the FCC, Congress or state legislatures include consumer protection requirements, billing and notifications requirements, cybersecurity requirements, consumer service standards, requirements to contribute to universal service programs and requirements to protect personally identifiable customer data from theft. Pending and future legislation in this area could adversely affect our operations as an ISP and our relationship with our Internet customers.

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
Telephony Services
We provide telephony services using VoIP technology ("interconnected VoIP") and traditional switched telephony via our CLEC subsidiaries.
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
We provide traditional telecommunications services in various states through our operating subsidiaries, and those services are largely governed under rules established for CLECs under the Communications Act. The Communications Act entitles our CLEC subsidiaries to certain rights, but as telecommunications carriers, it also subjects them to regulation by the FCC and the states. Their designation as telecommunications carriers results in other regulations that may affect them and the services they offer.
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
In September 2019, we launched Altice Mobile, our mobile service using our own core infrastructure and our infrastructure mobile virtual network operator ("iMVNO") agreements with Sprint and other roaming partners, including AT&T. Our mobile wireless service is subject to most of the same FCC and consumer protection regulations as typical, network-based wireless carriers (such as E911 services, local number portability, privacy protection, and constraints on billing and advertising practices). The FCC or other regulatory authorities may adopt new or different regulations that apply to our services or similarly situated providers, impose new taxes or fees, or modify the obligations of other network-based carriers to provide wholesale RAN access to providers like Altice USA.
Other Services
We may provide other services and features over our cable system, such as games and interactive advertising, that may be subject to a range of federal, state and local laws, such as privacy and consumer protection regulations. We also maintain various websites that provide information and content regarding our businesses. The operation of these websites is also subject to a similar range of regulations.
Privacy Regulations
Our cable, Internet, voice, wireless and advertising services are subject to various federal, state and local laws and regulations, as well as, in instances where we operate outside of the U.S., the laws and regulations of the countries and regions where we operate, regarding subscriber privacy, data security, data protection, and data use. Our provision of Internet services subjects us to the limitations on use and disclosure of user communications and records contained in the Electronic Communications Privacy Act of 1986. Broadband Internet access service is also subject to various privacy laws applicable to electronic communications. We are subject to various state regulations and enforcement oversight related to our policies and practices covering the collection, use, and disclosure of personal information. In 2018, California passed a comprehensive privacy act aimed at increasing disclosure requirements, privacy protections, and the rights of consumers to identify and delete stored private data, subject to some limited business exceptions. The California law became effective on January 1, 2020. We expect further scrutiny of privacy practices at all levels of government in the areas where we operate, and implementing systems to comply with new rules could impact our business opportunities and impose operating costs on the business.
Our i24 operation has employees and offices in the European Union ("EU") that are subject to the General Data Protection Regulation ("GDPR"). Further, our a4 advertising business conducts limited business with customers that advertise in the EU. As such, we have certain compliance obligations with EU and member state (and UK) laws and regulations, including compliance obligations under the GDPR, and bear potential enforcement risks and fines if we fail to comply, even as the application of those regulations to some of our operations are unclear or are unknown.

Environmental Regulations
Our business operations are subject to environmental laws and regulations, including regulations governing the use, storage, disposal of, and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. In part as a result of the increasing public awareness concerning the importance of environmental regulations, these regulations have become more stringent over time. Amended or new regulations could impact our operations and costs.
Employees and Labor Relations
As of December 31, 2019, we had approximately 10,700 employees. Approximately 700 of our employees were represented by unions as of such date. We believe our relations with employees are satisfactory.
Available Information and Website
We make available free of charge, through our investor relations section at our website, http://www.alticeusa.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission ("SEC"). Website references in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the websites. Therefore, such information should not be considered part of this report.
Item 1A. Risk Factors
Risk Factors Relating to Our Business
We operate in a highly competitive business environment which could materially adversely affect our business, financial condition, results of operations and liquidity.
We operate in a highly competitive, consumer-driven industry and we compete against a variety of broadband, video and telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, satellite-delivered video signals, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. Some of our competitors include AT&T and its DirecTV subsidiary, CenturyLink, DISH, Frontier and Verizon. In addition, our video services compete with all other sources of leisure, news, information and entertainment, including movies, sporting or other live events, radio broadcasts, home-video services, console games, print media and the Internet.
In some instances, our competitors have fewer regulatory burdens, easier access to financing, greater resources, greater operating capabilities and efficiencies of scale, stronger brand-name recognition, longstanding relationships with regulatory authorities and customers, more customers, more flexibility to offer promotional packages at prices lower than ours and greater access to programming or other services. This competition creates pressure on our pricing and has adversely affected, and may continue to affect, our ability to add and retain customers, which in turn adversely affects our business, financial condition and results of operations. The effects of competition may also adversely affect our liquidity and ability to service our debt. For example, we face intense competition from Verizon, which has constructed FTTH network infrastructure that passes a significant number of households in our New York metropolitan service area. We estimate that Verizon is currently able to sell a fiber-based triple play, including broadband, video and telephony services, to at least half of the households in our New York metropolitan service area and may expand these and other service offerings to more customers in the future. The extent of Verizon's build-out and sales activity in our New York metropolitan service area is difficult to assess because it is based on visual inspections and other limited estimating techniques and therefore serves only as an approximation.
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
In addition, certain of our competitors own directly or are affiliated with companies that own programming content or have exclusive arrangements with content providers that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective customers. For example, DirecTV has exclusive arrangements with the National Football League that give it access to programming we cannot offer. Further, in 2018 AT&T acquired Time Warner, which owns a number of cable networks, including TBS, CNN and HBO, as well as Warner Bros. Entertainment, which produces television, film and home-video content. AT&T's and DirecTV's access to Time Warner programming and studio assets provides AT&T and DirecTV the ability to offer competitive promotional packages that could negatively affect our ability to maintain or increase our existing customers and revenues. DBS operators such as DISH and DirecTV also have marketing arrangements with certain phone companies in which the DBS provider's video services are sold together with the phone company's broadband and mobile and traditional phone services.
Another source of competition for our video services is the delivery of video content over the Internet directly to customers, some of which is offered without charging a fee for access to the content. This competition comes from a number of different sources, including companies that deliver movies, television shows and other video programming, including extensive on demand, live content, serials, exclusive and original content, over broadband Internet connections to televisions, computers, tablets and mobile devices, such as Netflix, Hulu, Disney+, iTunes, Apple TV, YouTube, Amazon Prime, Sling TV, AT&T TV Now, Locast and others. It is possible that additional competitors will enter the market and begin providing video content over the Internet directly to customers. Increasingly, content owners, such as HBO, CBS, Disney and ESPN, are selling their programming directly to consumers over the Internet without requiring a video subscription. The availability of these services has and will continue to adversely affect customer demand for our video services, including premium and on-demand services. Further, due to consumer electronics innovations, consumers can watch such Internet-delivered content on television sets and mobile devices, such as smartphones and tablets. Internet access services are also offered by providers of wireless services, including traditional cellular phone carriers and others focused solely on wireless data services.
Our video services also face competition from broadcast television stations, entities that make digital video recorded movies and programs available for home rental or sale, satellite master antenna television ("SMATV") systems, which generally serve large MDUs under an agreement with the landlord and service providers and open video system operators. Private cable systems can offer improved reception of local television stations and many of the same satellite-delivered program services that are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens. Cable television has also long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an "off-air" antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through "off-air" reception, compared to the services provided by the local cable system. The use of radio spectrum now provides traditional broadcasters with the ability to deliver HD television pictures and multiple digital-quality program streams. There can be no assurance that existing, proposed or as yet undeveloped technologies will not become dominant in the future and render our video service offering less profitable or even obsolete.
Our broadband service faces competition from wired and wireless providers. Most broadband communications companies, which already have wired networks, an existing customer base and other operational functions in place (such as billing and service personnel), offer DSL, cable or FTTH/FTTP services. We believe these services compete with our broadband service and are often offered at prices comparable to or lower than our Internet services and, despite sometimes being offered at speeds lower than the speeds we offer, are capable of serving as substitutes for some consumers. In addition, to the extent that these providers’ networks are more ubiquitously deployed, such as traditional telephone networks, they may be in a better position to offer Internet services to businesses passed by their networks on a more economic or timely basis than we can, even if the services they offer are arguably inferior. They may also increasingly have the ability to combine video services, mobile services and telephone and Internet services offered to their customers, either directly or through co-marketing agreements with other service providers.
Mobile broadband providers may be able to provide services that substitute for our fixed and mobile broadband service. Current and future fixed and wireless Internet services, such as 4G, LTE and 5G (and variants) wireless broadband services and WiFi networks, and devices such as wireless data cards, tablets and smartphones, and mobile wireless routers that connect to such devices, may also compete with our broadband services both for in premises broadband service and mobile broadband. All major wireless carriers have started to offer unlimited data plans, which could, in some cases, become a substitute for the fixed broadband services we provide. The FCC is likely to continue to make additional radio spectrum available for these wireless Internet access services, which in time could expand the quality and reach of these services.

Our telephony services, including the mobile wireless voice and data service that we launched in 2019, compete directly with established broadband communications companies and other carriers, including wireless providers, as increasing numbers of homes are replacing their traditional telephone service with wireless telephone service. We also compete against VoIP providers like Vonage, Skype, GoogleTalk, Facetime, WhatsApp and magicJack that do not own networks but can provide service to any person with a broadband connection, in some cases free of charge. Our telephony services also face competition from substitute services such as SMS, chat, Apple Messaging, WhatsApp and similar communications services.
In addition, we compete against ILECs, other CLECs and long-distance voice-service companies for large commercial and enterprise customers. While we compete with the ILECs, we also enter into interconnection agreements with ILECs so that our customers can make and receive calls to and from customers served by the ILECs and other telecommunications providers. Federal and state law and regulations require ILECs to enter into such agreements and provide facilities and services necessary for connection, at prices subject to regulation. The specific price, terms and conditions of each agreement, however, depend on the outcome of negotiations between us and each ILEC. Interconnection agreements are also subject to approval by the state regulatory commissions, which may arbitrate negotiation impasses. We have entered into interconnection agreements with Verizon for New York, New Jersey and portions of Connecticut, and with Frontier for portions of Connecticut, which have been approved by the respective state commissions. We have also entered into interconnection agreements with other ILECs in New York and New Jersey and in each of the other states where we offer VoIP and telecommunications services in the Suddenlink territories. These agreements, like all interconnection agreements, are for limited terms and upon expiration are subject to renegotiation, potential arbitration and approval under the laws in effect at that time.
Our advertising business faces competition from traditional and non-traditional media outlets, such as television and radio stations, traditional print media and the Internet, including Facebook, Google and others.
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
Many of our video customers take delivery of their services through our set-top box and combined home communications hub, the Altice One. Increasingly, customers are able to enjoy our content or other content through other devices, such as Roku, Apple TV, or "smart" TVs, which eliminates or reduces the need to use our devices. Our Altice One communications hub allows our customers to aggregate many services in a manner that is similar to some of these devices. Nonetheless, we cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect from the introduction of our home communications hub, Altice One, or that it will be rolled out across our footprint in the timeframe we anticipate. In addition, we may be required to make material capital and other investments to anticipate and to keep up with technological change. These challenges could adversely affect our business, financial condition and results of operations.
In the fourth quarter of 2017, we entered into a multi-year strategic agreement with Sprint pursuant to which we currently utilize Sprint's network to provide mobile voice and data services to our customers throughout the nation, and our broadband network is currently being utilized to accelerate the densification of Sprint's network. We believe this additional product offering will enable us to deliver greater value and more benefits to our customers, by offering mobile voice and data services, in addition to our broadband, video and telephony services. Some of our competitors already offer, or have announced plans to offer, their own "quad-play" offerings that bundle broadband, video, telephony and mobile voice and data services. If our customers do not view our quad-play offers as competitive with those offered by our competitors, we could experience increased customer churn. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect from the introduction of our mobile voice and data services, or that they will be introduced to, or adopted by, customers to the extent or in the timeframe we anticipate. In addition, we may be required to make material capital and other investments to develop this business and to anticipate and keep up with technological change. These challenges could adversely affect our business, financial condition and results of operations.
Programming and retransmission costs are increasing and we may not have the ability to pass these increases on to our customers. Disputes with programmers and the inability to retain or obtain popular programming can adversely affect our relationship with customers and lead to customer losses, which could materially adversely affect our business, financial condition and results of operations.
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
The expiration dates of our various programming contracts are staggered, which results in the expiration of a portion of our programming contracts throughout each year. We attempt to control our programming costs and, therefore, the cost of our video services to our customers, by negotiating favorable terms for the renewal of our affiliation agreements with programmers. On certain occasions in the past, such negotiations have led to disputes with programmers that have resulted in temporary periods during which we did not carry or decided to stop carrying a particular broadcast network or programming service or services. For example, in 2017, we were unable to reach an agreement with Starz on acceptable economic terms, and effective January 1, 2018, all Starz services were removed from our lineups, and we launched alternative networks offered by other programmers under new long-term contracts. On February 13, 2018, we and Starz reached a new carriage agreement and we restored the Starz services previously offered by Optimum and Suddenlink. To the extent we are unable to reach agreement with certain programmers on terms we believe are reasonable, we may be forced to, or determine for strategic or business reasons to, remove certain programming channels from our line-up and may decide to replace such programming channels with other programming channels, which may not be available on acceptable terms or be as attractive to customers. Such disputes, or the removal or replacement of programming, may inconvenience some of our customers and can lead to customer dissatisfaction and, in certain cases, the loss of customers, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. There can be no assurance that our existing programming contracts will be renewed on favorable or comparable terms, or at all, or that the rights we negotiate will be adequate for us to execute our business strategy.
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
Our future growth, profitability and results of operations depend upon our ability to successfully implement our business strategy, which, in turn, is dependent upon a number of factors, including our ability to continue to:

•simplify and optimize our organization;
•reinvest in infrastructure and content;
•invest in sales, marketing and innovation;
•enhance the customer experience;
•drive revenue and cash flow growth; and
•opportunistically grow through value-accretive acquisitions.
There can be no assurance that we can successfully achieve any or all of the above initiatives in the manner or time period that we expect. Furthermore, achieving these objectives will require investments which may result in short-term costs without generating any current revenues and therefore may be dilutive to our earnings. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to continue improving our operational performance and customer experience we may face a decrease in new customers and an increase in customer churn, which could have a material adverse effect on our business, financial condition and results of operations. In particular, there can be no assurance that we will be able to successfully implement our plan to build a FTTH network within the anticipated timeline or at all or within the cost parameters we currently expect. Similarly, we may not be successful in deploying Altice One, or the mobile voice and data services we recently launched, on our current timeline or realize, in full or in part, the anticipated benefits we expect from the introduction thereof, and we may face technological, financial, legal, regulatory or other challenges in pursuing these or other initiatives.
The financial markets are subject to volatility and disruptions, which have in the past, and may in the future, adversely affect our business, including by affecting the cost of new capital and our ability to fund acquisitions or other strategic transactions.
From time to time the capital markets experience volatility and disruption. Volatility in the capital markets may be impacted by a number of factors. Some of the main factors which contributed to capital markets volatility in recent months included, for example, uncertainty between the United States and other countries with respect to trade policies, treaties, and tariffs, the outlook for interest rates, and continued uncertainty surrounding the effects of the decision by the United Kingdom to exit the EU, which formally occurred on January 31, 2020. There can be no assurance that market conditions will not continue to be volatile or worsen in the future.
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
Our subsidiaries have incurred substantial amounts of indebtedness in connection with acquisitions and to finance the Cequel Acquisition, the Cablevision Acquisition, our operations, upgrades to our cable plant and acquisitions of other cable systems, sources of programming and other businesses. We have also incurred substantial indebtedness in order to offer new or upgraded services to our current and potential customers. At December 31, 2019, the carrying value of our total aggregate indebtedness, including collateralized indebtedness, was approximately $24.4 billion. Because we are highly leveraged, our payments on our indebtedness are significant in relation to our revenues and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease, but our required payments under our indebtedness would not. Any decrease in our revenues or an increase in operating costs (and corresponding reduction in our cash flows) would therefore adversely affect our ability to make interest or principal payments on our indebtedness as they come due.
Economic downturns may also impact our ability to comply with the covenants and restrictions in our indentures, credit facilities and other agreements governing our indebtedness and may impact our ability to pay or refinance our indebtedness as it comes due. If we do not repay or refinance our debt obligations when they become due and do not otherwise comply with the covenants and restrictions in our indentures, credit facilities and other agreements governing our indebtedness, we would be in default under those agreements and the underlying debt could be declared immediately due and payable. In addition, any default under any of our indentures, credit facilities or other agreements governing our indebtedness could lead to an acceleration of debt under any other debt instruments or agreements that contain cross-acceleration or cross-default provisions. If the indebtedness incurred under our indentures, credit facilities and other agreements governing our indebtedness were accelerated, we would not have sufficient cash to repay amounts due thereunder. To avoid a default, we could be required to defer capital expenditures, sell assets, seek strategic investments from third parties or otherwise reduce or eliminate discretionary uses of cash. However, if such measures were to become necessary, there can be no assurance that we would be able to sell sufficient assets or raise strategic investment capital sufficient to meet our scheduled debt maturities as they come due. In addition, any significant reduction in necessary capital expenditures could adversely affect our ability to retain our existing customer base and obtain new customers, which would adversely affect our business, financial position and results of operations.
Our overall leverage and the terms of our financing arrangements could also:
•make it more difficult for us to satisfy obligations under our outstanding indebtedness;
•limit our ability to obtain additional debt or equity financing in the future, including for working capital, capital expenditures or acquisitions, and increase the costs of such financing;
•limit our ability to refinance our indebtedness on terms acceptable to us or at all;
•limit our ability to adapt to changing market conditions;
•restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;
•require us to dedicate a significant portion of our cash flow from operations to paying the principal of and interest on our indebtedness, thereby limiting the availability of our cash flow to fund future capital expenditures, working capital, research and development, and other corporate purposes;
•increase our vulnerability to or limit our flexibility in planning for, or reacting to, changes in our business and the broadband communications industry generally as well as general economic conditions, including the risk of increased interest rates;
•place us at a competitive disadvantage compared with competitors that have a less significant debt burden; and
•adversely affect public perception of us and our brands.

In addition, a substantial portion of our indebtedness bears interest at variable rates. If market interest rates increase, our variable-rate debt will have higher debt service requirements, which could adversely affect our cash flows and financial condition. For more information, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk." Although we have historically entered into, and may in the future enter into, hedging arrangements to limit our exposure to an increase in interest rates or to other risks, such arrangements may not offer complete protection from these risks. In addition, the nature of these hedges could prevent us from realizing benefits we would have received had the hedge not been put in place, such as if interest rates fall.
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
A lowering or withdrawal of the ratings assigned to our subsidiaries' debt securities and credit facilities by ratings agencies may increase our future borrowing costs and reduce our access to capital.
Credit rating agencies continually revise their ratings for companies they follow. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. In addition, developments in our business and operations or the amount of indebtedness could lead to a ratings downgrade on our or our subsidiaries' indebtedness. The debt ratings for our subsidiaries' debt securities and credit facilities are currently below the "investment grade" category, which results in higher borrowing costs and more restrictive covenants in our indentures and credit facilities, as well as a reduced pool of potential investors of that debt as some investors will not purchase debt securities or become lenders under credit facilities that are not rated in an investment grade rating category. In addition, there can be no assurance that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency, if in that rating agency's judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Our credit rating (including the credit rating assigned to our subsidiaries’ debt securities and credit facilities) has in the past been and may continue to be impacted by a number of factors, including the effects of the U.S. economy experiencing an uneven recovery following a protracted slowdown, factors affecting the broadband communications and video service industry, our operating performance and our financing activities. Any such fluctuation in the rating of us or our subsidiaries may impact our ability to access debt markets in the future or increase our cost of future debt which could have a material adverse effect on our business, financial condition and results of operations, which in return may adversely affect the market price of shares of our Class A common stock.
Our subsidiaries' ability to meet obligations under their indebtedness may be restricted by limitations on our other subsidiaries' ability to send funds.
Our primary debt obligations have been incurred by our subsidiaries, mainly CSC Holdings, LLC ("CSC Holdings"). A portion of the indebtedness incurred by CSC Holdings is not guaranteed by any of its subsidiaries. CSC Holdings is primarily a holding company whose ability to pay interest and principal on such indebtedness is wholly or partially dependent upon the operations of its subsidiaries and the distributions or other payments of cash, in the form of distributions, loans or advances, those other subsidiaries deliver to our indebted subsidiaries. Our subsidiaries are separate and distinct legal entities and, unless any such subsidiaries has guaranteed the underlying indebtedness, have no obligation, contingent or otherwise, to pay any amounts due on our indebted subsidiaries' indebtedness or to make any funds available to our indebted subsidiaries to do so. These subsidiaries may not generate enough cash to make such funds available to our indebted subsidiaries and in certain circumstances legal and contractual restrictions may also limit their ability to do so.
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
The indentures, credit facilities and agreements governing the indebtedness of our subsidiaries contain various negative covenants that restrict our subsidiaries' (and their respective subsidiaries') ability to, among other things:
•incur additional indebtedness and guarantee indebtedness;
•pay dividends or make other distributions, or repurchase or redeem capital stock;
•prepay, redeem or repurchase subordinated debt or equity;
•issue certain preferred stock;
•make loans and investments;
•sell assets;
•incur liens;
•enter into transactions with affiliates;
•create or permit any encumbrances or restrictions on the ability of their respective subsidiaries to pay dividends or make other distributions, make loans or advances or transfer assets, in each case to such subsidiary, or its other restricted subsidiaries; and
•consolidate, merge or sell all or substantially all of their assets.
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
As a result, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
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
Our business is capital intensive. Operating and maintaining our cable systems requires significant amounts of cash payments to third parties. Capital expenditures were $1,355.4 million, $1,153.6 million and $951.3 million in 2019, 2018 and 2017, respectively, and primarily included payments for customer premise equipment, network infrastructure, support and other costs.
We are building a FTTH network, and we continue to upgrade our existing HFC network. During the fourth quarter of 2017, we introduced an entertainment and connectivity hub, Altice One, and we continue to expand the availability of this device across our footprint, as well as its functionality. Also in the fourth quarter of 2017, we entered into a multi-year strategic agreement pursuant to which we currently utilize Sprint's network to provide mobile voice and data services to our customers throughout the nation, and our broadband network is currently being utilized to accelerate the densification of Sprint's network. We may not be able to execute these initiatives within the anticipated timelines, or at all, and we may incur greater than anticipated costs and capital expenditures, fail to realize anticipated benefits, experience business disruptions or encounter other challenges to executing these initiatives which could have a material adverse effect on our business, financial condition and results of operations.
We expect these capital expenditures to continue to be significant as we further enhance our service offerings. We may have substantial future capital commitments in the form of long-term contracts that require substantial payments over a period of time. In the longer term, our ability to fund our operations, make planned capital expenditures, make scheduled payments on our indebtedness and repay our indebtedness depends on our future operating performance and cash flows and our ability to access the capital markets, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Competition, market disruptions or deterioration in economic conditions could lead to lower demand for our products, as well as lower levels of advertising, and increased incidence of customers' inability to pay for the services we provide. These events would adversely impact our results of operations, cash flows and financial position. As such, we may not be able to generate sufficient cash internally to fund anticipated capital expenditures, make ongoing interest payments and repay our indebtedness at maturity. Accordingly, we may have to do one or more of the following:
•refinance existing obligations to extend maturities;
•raise additional capital, through bank loans, debt or equity issuances or a combination thereof;
•cancel or scale back current and future spending programs; or
•sell assets or interests in one or more of our businesses.
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
Changes or uncertainty in respect of LIBOR may affect our sources of funding.
The interest rates applicable to some of our sources of funding are linked to LIBOR. Various interest rate benchmarks (including LIBOR) are the subject of recent regulatory guidance and proposals for reform. Some reforms are already effective while others are still to be implemented, including the EU Benchmark Regulation (Regulation (EU) 2016/1011). In addition, the sustainability of LIBOR has been questioned by the United Kingdom’s Financial Conduct Authority (“FCA”) as a result of the absence of relevant active underlying markets and possible disincentives (including possibly as a result of regulatory reforms) for market participants to continue contributing to such benchmarks. On November 29, 2017, the Bank of England and the FCA announced that the Working Group on Sterling Risk-Free Rates (the "Working Group") would have an extended mandate to catalyze a broad transition to the Sterling Overnight Index Average rate (“SONIA”) across sterling bond, loan and derivatives markets so that SONIA is established as the primary sterling interest rate benchmark by the end of 2021. In January 2020, the Working Group published their priorities and milestones on the LIBOR transition, which includes taking steps to promote and enable widespread use of SONIA compounded in arrears, enabling a further shift of volumes from GBP LIBOR to SONIA in derivative markets and establishing a clear framework to manage transition of legacy LIBOR products. Further, the Bank of England and FCA published a press release in support of the objectives of the Working Group and announcing the next steps for LIBOR transition in 2020. These reforms and other pressures may cause such benchmarks to disappear entirely, to perform differently than in the past (as a result of a change in methodology or otherwise), create disincentives for market participants to continue to administer or participate in certain benchmarks or have other consequences which cannot be predicted. Based on the foregoing, investors should in particular be aware that:
•any of the reforms or pressures described above or any other changes to a relevant interest rate benchmark (including LIBOR) could affect the level of the published rate, including to cause it to be lower and/or more volatile than it would otherwise be; and

•if LIBOR is discontinued, then the rate of interest applicable to our sources of funding may be determined for a period by applicable fallback provisions, although such provisions, often being dependent in part upon the provision by reference banks of offered quotations for the LIBOR rate, may not operate as intended (depending on market circumstances and the availability of rates information at the relevant time) and may in certain circumstances result in the effective application of a fixed rate based on the rate which applied in the previous period when LIBOR was available.
More generally, any of the above matters or any other significant change to the setting or existence of LIBOR could affect our ability to meet our obligations under our sources of funding and/or could have a material adverse effect on the liquidity of, and the amount payable under, our sources of funding. Changes in the manner of administration of LIBOR could result in adjustments to the conditions applicable to our sources of funding or other consequences relevant to our sources of funding. No assurance can be provided that changes will not be made to LIBOR or any other relevant benchmark rate and/or that such benchmarks will continue to exist.
We rely on network and information systems for our operations and a disruption or failure of, or defects in, those systems may disrupt our operations, damage our reputation with customers and adversely affect our results of operations.
Network and information systems are essential to our ability to conduct our business and deliver our services to our customers. While we have in place multiple security systems designed to protect against intentional or unintentional disruption, failure, misappropriation or corruption of our network and information systems, there can be no assurance that our efforts to protect our network and information systems will prevent any of the problems identified above. A problem of this type might be caused by events such as computer hacking, computer viruses, worms and other destructive or disruptive software, "cyber-attacks," phishing attacks and other malicious activity, defects in the hardware and software comprising our network and information systems, as well as natural disasters, power outages, terrorist attacks and similar events. Such events could have an adverse impact on us and our customers, including degradation of service, service disruption, excessive call volume to call centers, theft and damage to our plant, equipment and data, costs associated with remediation, notification, and potential damages to third parties affected by such malicious activities. Operational or business delays may result from the disruption of network or information systems and the subsequent remediation activities. Moreover, these events may create negative publicity resulting in reputation or brand damage with customers and our results of operations could suffer.
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
The nature of our business involves the receipt and storage of information about our customers and employees. We have procedures in place to detect and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities and to our proprietary business information. If our efforts to protect the security of information about our customers and employees are unsuccessful, a significant data security breach may result in costly government enforcement actions, private litigation and negative publicity resulting in reputation or brand damage with customers, and our financial condition and results of operations could suffer. For example, in November 2019, a phishing attack against employee email accounts resulted in the exposure of certain employees' email credentials and, as a result, the exposure of information in those accounts including personal information of current and former employees as well as some customers. We took measures to secure against these attacks and responded by notifying affected persons, relevant state and federal agencies and law enforcement agencies. While the November 2019 attack appears to be contained both from an exposure and cost perspective, we have learned of at least one putative class action having been filed on February 13, 2020, and this and similar attacks could impose costs, liability and reputational harm that could adversely affect our operations and financial results.
A portion of our workforce is represented by labor unions under established collective bargaining agreements or negotiating for a first contract. The terms of existing or new collective bargaining agreements can increase our expenses. Labor disruptions could adversely affect our business, financial condition and results of operations.
As of December 31, 2019, approximately 700 of the Company’s employees were represented by either the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). The Company has existing collective bargaining agreements with the CWA and IBEW that cover approximately 490 employees in New York and New Jersey and expire at various times beginning June 25, 2022 through December 31, 2023. In addition, four new bargaining units were certified by the National Labor Relations Board in 2019 representing approximately 210 employees in New York and West Virginia. We currently are negotiating first collective bargaining agreements with the CWA relating to these employees and there can be no assurance that the Company will be able to reach an agreement on terms acceptable to us.
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
At December 31, 2019, we reported approximately $34.1 billion of consolidated total assets, of which approximately $24.6 billion were intangible. Intangible assets primarily included franchises from city and county governments to operate cable systems, goodwill, customer relationships and trade names. While we believe the carrying values of our intangible assets are recoverable, we may not receive any cash in the event of a voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business. We urge our stockholders to read carefully the notes to our consolidated financial statements contained herein, which provide more detailed information about these intangible assets.
We may engage in acquisitions, dispositions and other strategic transactions and the integration of such acquisitions, the sales of assets and other strategic transactions could materially adversely affect our business, financial condition and results of operations.
Our business has grown significantly as a result of acquisitions, which entail numerous risks including:
•distraction of our management team in identifying potential acquisition targets, conducting due diligence and negotiating acquisition agreements;
•difficulties in integrating the operations, personnel, products, technologies and systems of acquired businesses;
•difficulties in enhancing our customer support resources to adequately service our existing customers and the customers of acquired businesses;
•the potential loss of key employees or customers of the acquired businesses;
•unanticipated liabilities or contingencies of acquired businesses;
•unbudgeted costs which we may incur in connection with pursuing potential acquisitions which are not consummated;
•failure to achieve projected cost savings or cash flow from acquired businesses, which are based on projections that are inherently uncertain;

•fluctuations in our operating results caused by incurring considerable expenses to acquire and integrate businesses before receiving the anticipated revenues expected to result from the acquisitions; and
•difficulties in obtaining regulatory approvals required to consummate acquisitions, or costs associated with obtaining such approvals in the form of additional expenses or ongoing conditions on the operation of the business.
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
The rising popularity of bandwidth-intensive Internet-based services poses risks for our broadband and wireless services. Examples of such services include peer-to-peer file sharing services, gaming services and the delivery of video via streaming technology and by download. If heavy usage of bandwidth-intensive broadband and wireless services grows beyond our current expectations or capacity, we may need to incur more expenses than currently anticipated to expand the bandwidth capacity of our systems or our customers could have a suboptimal experience when using our broadband or wireless services, which could adversely affect our business, reputation, financial condition and results of operations. In order to provide quality services at attractive prices, we need the continued flexibility to develop and refine business models that respond to changing consumer uses and demands and to manage bandwidth usage efficiently. Our ability to undertake such actions could be restricted by regulatory and legislative efforts to impose so-called "net neutrality" requirements on broadband communication providers like us that provide broadband services. For more information, see "Regulation—Broadband."
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
Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to modify our business, develop a non-infringing technology, be enjoined from use of certain intellectual property, use alternate technology or enter into license and royalty agreements. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third-party is successful, if we are required to indemnify a customer with respect to a claim against the customer, or if we fail to modify our business, develop non-infringing technology, use alternate technology or license the proprietary rights on commercially reasonable terms and conditions, our business, financial condition and results of operations could be materially adversely affected.

We may be liable for the material that content providers distribute over our networks.
The law in most cases limits the liability of private network operators for information carried on, stored on or disseminated through their networks. However, these limitations on liability are subject to certain exceptions and the contours of those exceptions are not fully settled. Among other things, the limitation of copyright liability for network operators with respect to materials transmitted over their networks is conditioned upon the network operators’ terminating the accounts of repeat infringers in certain circumstances, and the law is unsettled as to the circumstances in which such termination is required to maintain the operator’s limitation of liability. As such, we could be exposed to legal claims relating to content disseminated on our networks and/or asserting that we are not eligible for statutory limitations on liability for network operators with respect to such content. Claims could involve matters such as defamation, invasion of privacy or copyright infringement. If we need to take costly measures to reduce our exposure to these risks or are required to defend ourselves against such claims, our business, reputation, financial condition and results of operations could be materially adversely affected.
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
Impairment of Altice Europe's or Mr. Drahi's reputation could adversely affect current and future customers' perception of Altice USA.
Our ability to attract and retain customers depends, in part, upon the external perceptions of Altice USA, which in turn may be affected by Altice Europe's and Mr. Drahi's reputation and the quality of Altice Europe's products and its corporate and management integrity. The broadband communications and video services industry is by its nature more prone to reputational risks than other industries. This has been compounded in recent years by the free flow of unverified information on the Internet and on social media. Impairment of, including any loss of goodwill or reputational advantages, Altice Europe's or Mr. Drahi's reputation in markets in which we do not operate could adversely affect current and future customers', regulators', investors' and others' perception of Altice USA.
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
Online entertainment and media content piracy is extensive in many parts of the world and is made easier by technological advances. This trend facilitates the creation, transmission and sharing of high quality unauthorized copies of entertainment and media content. The proliferation of unauthorized copies of this content will likely continue, and if it does, could have an adverse effect on our business, financial condition and results of operations because these products could reduce the demand for and revenue we receive from our products. Additionally, in order to contain this problem, we may have to implement elaborate and costly security and antipiracy measures, which could result in significant expenses and losses of revenue. There can be no assurance that even the highest levels of security and anti-piracy measures will prevent piracy.
Our mobile wireless service will be subject to startup risk, competition, and risks associated with the price and availability of wholesale access to RAN.
In 2019, we launched a mobile wireless voice and data service. We are offering this service using wholesale RAN agreements we have entered into with Sprint and other RAN providers, as well as with our existing WiFi hotspot infrastructure in subscriber homes and at outdoor WiFi hotspots. We believe that our approach to the mobile wireless service offering, including the construction and operation of our own “mobile core” and the ability to bundle and promote the product to our existing customer base, will give us advantages over resellers and incumbent network-based operators alike. We nevertheless face competition from well-established incumbents like Verizon, T-Mobile, Sprint and AT&T. These incumbents have scale advantages over Altice USA and own their spectrum and RAN, affording them significant control over the quality and reach of their own wireless networks, the service quality, speed of improvement and investment, cost, and the handling of subscriber congestion, which our service cannot replicate because it relies in part on incumbent networks that we do not fully control.
Our mobile wireless strategy depends on the availability of wholesale RAN access from one or more network-based providers with whom we are likely to compete. Our mobile service is vulnerable to constraints on the availability of wholesale access or increases in price from the incumbents. We are also dependent on our ability to extend our agreement with Sprint or another wholesale RAN access provider after the initial term of our agreement with Sprint expires.
Consolidation among wholesale RAN access providers could impair our ability to sustain our mobile service. In 2018, Sprint and T-Mobile announced an intent to merge. The merger was approved by the U.S. Justice Department in July 2019, the FCC in November 2019 (which conditioned its approval on fulfillment of certain commitments, including certain conditions intended to benefit the Company) and a federal court in the Southern District of New York in February 2020. According to a joint press release issued by Sprint and T-Mobile on February 11, 2020, although the business combination remains subject to certain closing conditions, including possible additional court proceedings, the companies are taking final steps to complete the merger. While the reduction of competition among mobile wireless network-based providers likely will negatively impact the price and availability of wholesale RAN access to the Company generally, certain of the conditions imposed upon the merger parties by the U.S. Justice Department and the FCC have the potential to ameliorate those effects and to enhance the coverage, quality and cost structure for our mobile services while those conditions are in effect. We rely on the merger parties and the U.S. Justice Department's and FCC’s oversight of those conditions for enforcement. If we fail to obtain timely or fully the benefit of the conditions, or if enforcement is inadequate, the price, reach, quality and competitiveness of our mobile offering likely will be adversely affected.
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
Regulation of the cable, telephone, mobile, and broadband industries imposes operational and administrative expenses and limits their revenues. The Company operates in all of these industries and is therefore subject to, among other things:
•rules governing the provisioning and marketing of cable equipment and compatibility with new digital technologies;
•rules governing the manner in which we advertise, market or price our products and services in the marketplace, and how we position those products and services against competing products and services;
•rules and regulations relating to data protection and customer and employee privacy;
•rules establishing limited rate regulation of video service;
•rules governing the copyright royalties that must be paid for retransmitting broadcast signals;
•rules governing when a cable system must carry a particular broadcast station and when it must first obtain retransmission consent to carry a broadcast station;
•rules governing the provision of channel capacity to unaffiliated commercial leased access programmers;
•rules limiting the ability to enter into exclusive agreements with MDUs and control inside wiring;
•rules for cable franchise renewals and transfers;

•other requirements covering a variety of operational areas such as equal employment opportunity, emergency alert systems, disability access, technical standards and customer service and consumer protection requirements;
•rules, regulations and regulatory policies relating to the provision of broadband service, including "net neutrality" requirements;
•rules, regulations and regulatory policies relating to the provision of telephony services; and
•rules, regulations and regulatory policies relating to licensed mobile network operators, wholesale access to mobile networks by resellers or MVNOs, and regulation of the prices, terms, or service provided by mobile operators.
Many aspects of these regulations are currently the subject of judicial proceedings and administrative or legislative proposals. There are also efforts to amend or expand the federal, state and local regulation of some of our cable systems, which may compound the regulatory risks we already face, and proposals that might make it easier for our employees to unionize. The Permanent Internet Tax Freedom Act prohibits many taxes on Internet access service, but certain states and localities are considering new taxes and fees on our provision of cable, broadband, and telecommunications taxes that could increase operating expenses. Certain states are also considering adopting energy efficiency regulations governing the operation of equipment that we use, which could constrain innovation. Congress periodically considers whether to rewrite the entire Communications Act to account for changes in the communications marketplace or to adopt more focused changes. Congress has in the past considered, and continues to consider, additional regulations on cable providers and ISPs to address specific consumer or customer issues. In response to recent data breaches and increasing concerns regarding the protection of consumers' personal information, Congress, states, and regulatory agencies are considering the adoption of new privacy and data security laws and regulations that could result in additional privacy, as well as network and information security, requirements for our business. These new laws, as well as existing legal and regulatory obligations, could require significant expenditures.
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
As of December 31, 2019, one of our largest franchises, the Town of Hempstead, New York, comprising an aggregate of approximately 83,000 video customers, was expired. We are currently lawfully operating in the Town of Hempstead, New York franchise area under temporary authority recognized by the State of New York. Lightpath holds a franchise from New York City that expired on December 20, 2008 and the renewal process is ongoing. We believe New York City is treating the expiration date of this franchise as extended until a formal determination on renewal is made, but there can be no assurance that we will be successful in renewing this franchise on anticipated terms or at all. We expect to renew or continue to operate under all or substantially all of our franchises.
The traditional cable franchising regimes have undergone significant change as a result of various federal and state actions. Some state franchising laws do not allow incumbent operators like us to immediately opt into favorable statewide franchising as quickly as new entrants, and often require us to retain certain franchise obligations that are more burdensome than those applied to new entrants.
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
The cable industry has operated under a federal rate regulation regime for more than three decades. Currently, rate regulation by franchising authorities is strictly limited to the basic service tier and associated equipment and installation activities. A franchising authority that wishes to regulate basic cable service offered by a particular cable system must certify and demonstrate that the cable system is not subject to "effective competition" as defined by federal law. Our franchise authorities have not certified to exercise this limited rate regulation authority. If any of our local franchising authorities obtain certification to regulate rates, they would have the power to reduce rates and order refunds on the rates charged for basic service and equipment, which could reduce our revenues. The FCC and Congress also continue to be concerned that cable rate increases are exceeding inflation. It is possible that either the FCC or Congress will adopt more extensive rate regulation for our video services or regulate our other services, such as broadband and telephony services, which could impede our ability to raise rates, or require rate reductions. To the extent we are unable to raise our rates in response to increasing costs, or are required to reduce our rates, our business, financial condition, results of operations and liquidity will be materially adversely affected. There has been legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an à la carte basis. It is possible that new marketing restrictions could be adopted in the future. These restrictions could affect how we provide, and limit, customer equipment used in connection with our services and how we provide access to video programming beyond conventional cable delivery. A number of state and local regulatory authorities have imposed or seek to impose price- or price-related regulation that we believe is inconsistent with FCC direction, and these efforts, if successful, will diminish the benefits of deregulation and hamper our ability to compete with our largely unregulated competitors. We have brought a challenge in federal court against one such attempt to regulate our pricing by the New Jersey Board of Public Utilities, and in January 2020 we won a preliminary injunction in federal court in the District of New Jersey enjoining enforcement of an order by that agency.
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
We may be materially adversely affected by regulatory changes related to pole attachments.
Pole attachments are cable wires that are attached to utility poles. Cable system pole attachments to utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates and rights for attachments used to provide cable service. Any changes in the current pole attachment approach could result in a substantial increase in our pole attachment costs.
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
On February 26, 2015, the FCC adopted a new "net neutrality" or Open Internet order (the "2015 Order") that: (1) reclassified broadband Internet access service from an information service to a Title II common carrier service, (2) applied certain existing Title II provisions and associated regulations; (3) forbore from applying a range of other existing Title II provisions and associated regulations, but to varying degrees indicated that this forbearance may be only temporary and (4) issued new rules expanding disclosure requirements and prohibiting blocking, throttling, paid prioritization and unreasonable interference with the ability of end users and edge providers to reach each other. The 2015 Order also subjected broadband providers' Internet traffic exchange rates and practices to potential FCC oversight and created a mechanism for third parties to file complaints regarding these matters. The 2015 Order could have had a material adverse impact on our business by limiting our ability to efficiently manage our cable systems and respond to operational and competitive challenges. In December 2017, the FCC adopted an order (the "2017 Order") that in large part reverses the 2015 Order and reestablishes the “information service” classification for broadband services. The 2017 Order was affirmed in part on appeal in October 2019 insofar as it classified broadband Internet access services as information services subject to lesser federal regulation. However, the 2017 Order was also vacated in part on appeal insofar as it preempted states from subjecting broadband Internet access services to any requirements more stringent than the federal requirements. As a result, the precise extent to which state rules may impose such requirements on broadband Internet access service providers is not fully settled. Additionally, Congress and some states are considering legislation that may codify "net neutrality" rules, which could include prohibitions on blocking, throttling and prioritizing Internet traffic. A number of states, including California, have adopted legislation and/or executive orders that apply “net neutrality” rules to ISPs. The California legislation is currently being challenged in court.
Offering telephone services may subject us to additional regulatory burdens, causing us to incur additional costs.
We offer telephone services over our broadband network and continue to develop and deploy interconnected VoIP services. The FCC has ruled that competitive telephone companies that support VoIP services, such as those that we offer to our customers, are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensures that our VoIP services can operate in the market. However, the scope of these interconnection rights is being reviewed in a current FCC proceeding, which may affect our ability to compete in the provision of telephony services or result in additional costs. It remains unclear precisely to what extent federal and state regulators will subject VoIP services to traditional telephone service regulation. Expanding our offering of these services may require us to obtain certain authorizations, including federal and state licenses. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. The FCC has already extended certain traditional telecommunications requirements, such as E911 capabilities, USF contribution, CALEA, measures to protect Customer Proprietary Network Information, customer privacy, disability access, number porting, battery back-up, network outage reporting, rural call completion reporting and other regulatory requirements to many VoIP providers such as us. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs and may otherwise materially adversely impact our operations. In 2011, the FCC released an order significantly changing the rules governing intercarrier compensation for the origination and termination of telephone traffic between interconnected carriers. These rules have resulted in a substantial decrease in interstate compensation payments over a multi-year period. The FCC is currently considering additional reforms that could further reduce interstate compensation payments. Further, although the FCC recently declined to impose additional regulatory burdens on certain point to point transport ("special access") services provided by cable companies, that FCC decision has been appealed by multiple parties. If those appeals are successfully, there could be additional regulatory burdens and additional costs placed on these services.
Our mobile service exposes us to regulatory risk.
In September 2019, we launched Altice Mobile, our mobile service using our own core infrastructure and our iMVNO agreements with Sprint and other roaming partners, including AT&T. Our iMVNO service is subject to many of the same FCC regulations as traditional mobile service as well as some state and local regulations. The FCC or other regulatory authorities may adopt new or different regulations for iMVNOs or mobile carriers, or impose new fees, that could adversely affect our service or the business opportunity generally.
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
Our Class B common stock is not listed on the New York Stock Exchange ("NYSE") or any other stock exchange and we do not currently intend to list our Class B common stock on the NYSE or any other stock exchange. There is currently no active, liquid trading market for the Class B common stock and we cannot assure you that an active trading market will develop or be sustained at any time in the future. If an active market is not developed or sustained, the price and liquidity of the Class B common stock may be adversely affected. Because the Class B common stock is unlisted, holders of shares of Class B common stock may need to convert them into shares of our Class A common stock, which is listed on the NYSE, in order to realize their full potential value. Sellers of a significant number of shares of Class B common stock may be more likely to convert them into shares of Class A common stock and sell them on the NYSE. This could over time reduce the number of shares of Class B common stock outstanding and potentially further concentrate voting power with remaining holders of Class B common stock.
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
Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price of our Class A common stock to decline.
The sale of substantial amounts of shares of our Class A common stock (including shares of Class A common stock issuable upon conversion of shares of our Class B common stock), or the perception that such sales could occur, could cause the prevailing market price of shares of our Class A common stock to decline. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
As of December 31, 2019, we had a total of 446.7 million shares of Class A common stock outstanding and 186.2 million shares of Class B common stock outstanding.
Any shares held by our affiliates, as that term is defined under Rule 144 ("Rule 144") of the Securities Act of 1933, as amended (the "Securities Act"), including Next Alt and its affiliates, may be sold only in compliance with certain limitations.
In addition, pursuant to a stockholders and registration rights agreement between the Company and Next Alt, Altice Europe, BC Partners LLP ("BCP") and entities affiliated with the Canada Pension Plan Investment Board ("CPPIB" and together with BCP, the "Sponsors"), the other parties thereto have the right, subject to certain conditions, to require us to register the sale of their shares of our Class A common stock, or shares of Class A common stock issuable upon conversion of shares of our Class B common stock, under the Securities Act. By exercising their registration rights and selling a large number of shares, our existing owners could cause the prevailing market price of our Class A common stock to decline. Registration of any of these outstanding shares of capital stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement, except for shares received by individuals who are our affiliates.
If these stockholders exercise their registration rights and sell shares of common stock, or if the market perceives that they intend to sell such shares, the market price of our Class A common stock could drop significantly. These factors could also make it more difficult for us to raise additional funds through future offerings of our Class A common stock or Class B common stock or other securities. In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our Class A common stock, Class B common stock or Class C common stock issued in connection with an investment or acquisition could constitute a material portion of then-outstanding shares of our Class A common stock and Class B common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.
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
Because of the twenty-five-to-one voting ratio between our Class B common stock and Class A common stock, a majority of the combined voting power of our capital stock is controlled by Next Alt. This allows Next Alt to control all matters submitted to our stockholders for approval until such date as Next Alt ceases to own, or to have the right to vote, shares of our capital stock representing a majority of the outstanding votes. This concentrated control will limit or preclude our stockholders' ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. The disparate voting rights of Altice USA common stock may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that our stockholders may feel are in their best interest as one of our stockholders.
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
As of February 6, 2020, Next Alt and other entities controlled by Patrick Drahi own or have the right to vote approximately 44% of our issued and outstanding Class A and Class B common stock, which represents approximately 92% of the voting power of our outstanding capital stock, in each case inclusive of voting agreements that Next Alt has entered into with certain current and former officers and directors of Altice USA and Altice Europe and its consolidated subsidiaries with respect to all shares of Altice USA common stock they own. So long as Next Alt continues to control a majority of the voting power of our capital stock, Next Alt and, through his control of Next Alt, Mr. Drahi, will be able to significantly influence the composition of our Board of Directors and thereby influence our policies and operations, including the appointment of management, future issuances of Altice USA common stock or other securities, the payment of dividends, if any, on Altice USA common stock, the incurrence or modification of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the entering into extraordinary transactions, and their interests may not in all cases be aligned with our stockholders' interests. In addition, Next Alt may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment or improve its financial condition, even though such transactions might involve risks to our stockholders. For example, Next Alt could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets.
In addition, Next Alt is able to determine the outcome of all matters requiring stockholder approval and is able to cause or prevent a change of control of the Company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of the Company. The concentration of ownership could deprive our stockholders of an opportunity to receive a premium for their shares of our Class A common stock or Class B common stock as part of a sale of the Company and ultimately might affect the market price of our Class A common stock.
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
These provisions provide for, among other things:
•a tri-class common stock structure, as a result of which Next Alt generally will be able to control the outcome of all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
•the ability of our Board of Directors to, without further action by our stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 100,000,000 shares of preferred stock in one or more series and authorize their issuance; and
•the ability of stockholders holding a majority of the voting power of our capital stock to call a special meeting of stockholders.
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
Next Alt controls a majority of the voting power of our capital stock. As a result, we are a "controlled company" within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including:
•the requirement that a majority of our Board of Directors consists of "independent directors" as defined under the rules of the NYSE; and
•the requirement that we have a governance and nominating committee.
Consistent with these exemptions, we will continue not to have a majority of independent directors on our Board of Directors or a nominating and governance committee. Accordingly, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our Class A common stock, or if our operating results do not meet their expectations, the market price of our Class A common stock could decline.
The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrades our Class A common stock, or if our operating results do not meet their expectations, the market price of our Class A common stock could decline.

We are subject to securities class action litigation related to our 2017 initial public offering and we may be subject to additional securities class action litigation in the future.
We are subject to securities class action litigation related to our 2017 initial public offering (“IPO Litigation”) and we may be subject to additional securities class action litigation in the future. In the past, securities class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in the price of our Class A common stock, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and results of operations and divert management's attention and resources from our business. While we believe the IPO Litigation is without merit, there can be no assurance that the outcome will not materially and adversely affect our financial condition and results of operations.
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other stockholders.
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state or federal court located in the State of Delaware) is the exclusive forum for: (i) any derivative action or proceeding brought in our name or on our behalf; (ii) any action asserting a breach of fiduciary duty; (iii) any action asserting a claim against us arising under the General Corporation Law of the State of Delaware ("DGCL"); (iv) any action regarding our amended and restated certificate of incorporation or our amended and restated bylaws; or (v) any action asserting a claim against us that is governed by the internal affairs doctrine. Our amended and restated bylaws permit our Board of Directors to approve the selection of an alternative forum. Unless waived, this exclusive forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other stockholders, which may discourage such lawsuits against us and our directors, officers and other stockholders. Alternatively, if a court were to find this provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2.  Properties
Our headquarters are located in Long Island City, New York, where we currently lease approximately 159,000 square feet of office space under a sublease expiring in 2020 at which time a direct lease with the landlord will commence for approximately 103,000 square feet expiring in 2032. We also own a building located in Bethpage, New York, where we maintain administrative offices. In addition, we own or lease real estate throughout our operating areas where certain of our call centers, corporate facilities, business offices, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, access studios, and microwave receiving antennae are located.
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
Item 4.  Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Altice USA Class A common stock is listed for trading on the NYSE under the symbol "ATUS." Altice USA Class B common stock is not listed for trading on any stock exchange.
As of February 6, 2020, there were seven holders of record of Altice USA Class A common stock and two holders of record of ATUS Class B common stock.
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
Unregistered Sales of Equity Securities and Use of Proceeds
In December 2019, Altice USA entered into an agreement with CVC 3 B.V., an indirect subsidiary of Altice Europe ("CVC 3"), whereby CVC 3 assigned all of its interest (the "Partnership Interest") in Neptune Holding US Limited Partnership ("Neptune LP") to Altice USA in exchange for 6,290,292 shares of Class A common stock of Altice USA. At the time of the assignment, the Partnership Interest represented 6,290,292 shares of Class A common stock of Altice USA held by Neptune LP.

Altice USA Stock Performance Graph
The chart below compares the performance of our Class A common stock with the performance of the S&P 500 Index and a Peer Group Index by measuring the changes in our Class A common stock prices from June 22, 2017 through December 31, 2019.  As required by the SEC, the values shown assume the reinvestment of all dividends.  Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC.  The Peer Group Index is made up of companies that deliver broadband, video and telephony services as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which we are engaged and some of the companies included in the Peer Group Index also engage in lines of business in which we do not participate.  Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from ours.  The common stocks of the following companies have been included in the Peer Group Index: AT&T, CenturyLink, Charter, Comcast, Frontier, DISH, Sprint, T-Mobile, Verizon, and Windstream Holdings, Inc. The chart assumes $100 was invested on June 22, 2017 in each of the Company's Class A common stock, the S&P 500 Index and in a Peer Group Index and reflects reinvestment of dividends and market capitalization weighting.

Altice USA, Inc
Peer Group
S&P 500
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
IPO DATE
DEC-17
DEC-18
DEC-19

	June 22, 2017	Dec 31, 2017	Dec. 31, 2018	Dec. 31, 2019
ALTICE USA CLASS A	$100.00	$64.90	$56.30	$93.17
S&P 500 INDEX	$100.00	$109.82	$102.97	$132.71
PEER GROUP INDEX	$100.00	$104.17	$94.78	$124.33

Item 6. Selected Historical Financial Data
Altice USA
The summary consolidated historical balance sheets and operating data of Altice USA as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 presented below have been derived from the audited consolidated financial statements of Altice USA included elsewhere herein. The operating data of Altice USA for the year ended December 31, 2016 include the operating results of Cequel for the year ended December 31, 2016 and the operating results of Cablevision for the period from the date of acquisition, June 21, 2016, through December 31, 2016. The balance sheet and operating data presented below also give effect to the ATS acquisition since its formation, the i24 acquisition from April 1, 2018 and the Cheddar acquisition from June 1, 2019.
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
CSC Holdings, LLC
The operating and balance sheet data of CSC Holdings is included in the following selected financial data as supplemental information as CSC Holdings is not an SEC registrant. The operating and balance sheet data of CSC Holdings included herein have been derived from the consolidated financial statements of CSC Holdings. As a result of pushdown accounting in connection with the Cablevision Acquisition, CSC Holdings' financial statements are presented in two distinct periods to indicate the application of the different bases of accounting between the periods presented: (1) the periods up to the date of the Cablevision Acquisition, January 1, 2016 through June 20, 2016 and the year ended December 31, 2015 labeled "Predecessor" and (2) the period from the Cablevision Acquisition date, June 21, 2016 through December 31, 2016 and for the years ended December 31, 2019, 2018 and 2017 labeled "Successor." The Predecessor periods represent the financial information of CSC Holdings prior to the Cablevision Acquisition, while the Successor periods represent the financial information of CSC Holdings subsequent to the Cablevision Acquisition. The accompanying selected financial data includes a black line division to indicate the application of the bases of accounting utilized by the Predecessor and Successor reporting entities. As a result, the financial statements for the Predecessor periods and for the Successor periods are not comparable.
In November 2018, in connection with the credit silo combination described in Note 11 to the consolidated financial statements of CSC Holdings included herein, Cequel Communications Holdings II, LLC ("CCHII") merged into CSC Holdings, with CSC Holdings as the surviving entity (the "CCHII Merger"). As a result of the CCHII Merger, the balance sheet and operating results of CCHII have been presented on a combined basis with CSC Holdings beginning January 1, 2016 as these entities were under common control.
In November 2019, pursuant to an asset contribution agreement (the "Asset Contribution"), Cablevision contributed to CSC Holdings substantially all of its assets and CSC Holdings assumed all of Cablevision’s liabilities, including Cablevision’s 5.875% senior notes due September 2022 with an aggregate principal amount of $649,024, Cablevision’s 7.75% senior notes due July 2025 with an aggregate principal amount of $1,740, and Cablevision's 7.50% senior notes due April 2028 with an aggregate principal amount of $4,118 (the "Assumption of Cablevision Senior Notes").
The selected historical results presented below are not necessarily indicative of the results to be expected for any future period. This information should be read in conjunction with the audited consolidated financial statements of Altice USA and CSC Holdings and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Altice USA				Cablevision (a)
	Years ended December 31,				January 1, 2016 to June 20, 2016	Year ended December 31, 2015
	2019	2018	2017	2016
					(unaudited)	(unaudited)
	(in thousands)
Revenue	$9,760,859	$9,566,608	$9,306,950	$6,017,212	$3,137,604	$6,545,545
Operating expenses	7,937,048	7,884,229	8,465,942	5,554,403	2,658,667	5,684,713
Operating income	1,823,811	1,682,379	841,008	462,809	478,937	860,832
Other income (expense):
Interest expense, net	(1,530,850)	(1,545,426)	(1,601,211)	(1,442,730)	(285,508)	(584,839)
Gain (loss) on investments and sale of affiliate interests, net	473,406	(250,877)	237,354	142,102	129,990	(30,208)
Gain (loss) on derivative contracts, net	(282,713)	218,848	(236,330)	(53,696)	(36,283)	104,927
Gain (loss) on interest rate swap contracts	(53,902)	(61,697)	5,482	(72,961)	—	—
Loss on extinguishment of debt and write-off of deferred financing costs	(243,806)	(48,804)	(600,240)	(127,649)	—	(1,735)
Other income (expense), net	1,183	(12,484)	(13,651)	980	1,224	(6,316)
Income (loss) from continuing operations before income taxes	187,129	(18,061)	(1,367,588)	(1,091,145)	288,360	342,661
Income tax benefit (expense) (b)	(47,190)	38,655	2,862,352	259,666	(124,848)	(154,872)
Income (loss) from continuing operations, net of income taxes	139,939	20,594	1,494,764	(831,479)	163,512	187,789
Loss from discontinued operations, net of income taxes (c)	—	—	—	—	—	(12,541)
Net income (loss)	139,939	20,594	1,494,764	(831,479)	163,512	175,248
Net loss (income) attributable to noncontrolling interests	(1,003)	(1,761)	(1,587)	(551)	236	201
Net income (loss) attributable to Altice USA / Cablevision stockholders	$138,936	$18,833	$1,493,177	$(832,030)	$163,748	$175,449

	Altice USA				Cablevision (a)
	Years ended December 31,				January 1, 2016 to June 20, 2016	Year ended December 31, 2015
	2019	2018	2017	2016
INCOME (LOSS) PER SHARE:
Basic income (loss) per share attributable to Altice USA / Cablevision stockholders:
Income (loss) from continuing operations, net of income taxes	$0.21	$0.03	$2.15	$(1.28)	$0.60	$0.70
Loss from discontinued operations, net of income taxes (c)	$—	$—	$—	$—	$—	$(0.05)
Net income (loss)	$0.21	$0.03	$2.15	$(1.28)	$0.60	$0.65
Basic weighted average common shares (in thousands)	660,384	730,088	696,055	649,525	272,035	269,388
Diluted income (loss) per share attributable to Altice USA / Cablevision stockholders:
Income (loss) from continuing operations, net of income taxes	$0.21	$0.03	$2.15	$(1.28)	$0.58	$0.68
Loss from discontinued operations, net of income taxes (c)	$—	$—	$—	$—	$—	$(0.05)
Net income (loss)	$0.21	$0.03	$2.15	$(1.28)	$0.58	$0.63
Diluted weighted average common shares (in thousands)	662,541	730,088	696,055	649,525	280,199	276,339
Cash dividends declared per common share (d)	$—	$2.035	$1.29	$0.69	$—	$0.45
Amounts attributable to Altice USA / Cablevision stockholders:
Income (loss) from continuing operations, net of income taxes	$138,936	$18,833	$1,493,177	$(832,030)	$163,748	$187,990
Loss from discontinued operations, net of income taxes (c)	—	—	—	—	—	(12,541)
Net income (loss)	$138,936	$18,833	$1,493,177	$(832,030)	$163,748	$175,449

(a)Represents the operating results of Cablevision for the periods prior to the Cablevision Acquisition (Predecessor periods).
(b)Pursuant to the enactment of the Tax Reform on December 22, 2017, the Company recorded a non-cash deferred tax benefit of $2,332,677 to remeasure the net deferred tax liability to adjust for the reduction in the corporate income tax rate from 35% to 21% which is effective on January 1, 2018. In 2018, the Company recorded a non-cash deferred tax benefit of $52,915 based on a remeasurement of the Company's net deferred tax liability. See Note 14 to the consolidated financial statements for further details.
(c)Loss from discontinued operations for 2015 primarily reflects an expense related to the decision in a case relating to Rainbow Media Holdings LLC, a business whose operations were previously discontinued.
(d)The 2017 and 2016 amounts represent distributions declared prior to the Company's IPO of $839,700 and $445,176, respectively, divided by the number of shares of common stock outstanding adjusted to reflect the retroactive impact of the organizational transactions, discussed in Note 1, that occurred prior to the IPO.

	CSC Holdings
	Successor Periods				Predecessor Periods (a)
	Years ended December 31,				January 1, 2016 to June 20, 2016	Years ended December 31, 2015
	2019	2018	2017	2016
					(unaudited)	(unaudited)
	(in thousands)				(in thousands)
Revenue	$9,760,859	$9,566,608	$9,306,950	$6,017,212	$3,137,604	$6,545,545
Operating expenses	7,937,048	7,884,229	8,465,824	5,553,917	2,658,667	5,684,713
Operating income	1,823,811	1,682,379	841,126	463,295	478,937	860,832
Other income (expense):
Interest expense, net	(1,449,593)	(1,239,948)	(1,127,278)	(1,004,038)	(157,343)	(313,952)
Gain (loss) on investments and sale of affiliate interests, net	473,406	(261,536)	237,354	142,102	129,990	(30,208)
Gain (loss) on derivative contracts, net	(282,713)	218,848	(138,920)	(53,696)	(36,283)	104,927
Gain (loss) on interest rate swap contracts	(53,902)	(61,697)	5,482	(72,961)	—	—
Loss on extinguishment of debt and write-off of deferred financing costs	(228,130)	(7,883)	(53,988)	(127,649)	—	(1,735)
Other income (expense), net	1,181	(12,274)	(13,651)	980	1,224	(6,316)
Income (loss) from continuing operations before income taxes	284,060	317,889	(249,875)	(651,967)	416,525	613,548
Income tax benefit (expense) (b)	(71,243)	(57,563)	2,827,751	86,036	(179,658)	(269,356)
Income (loss) from continuing operations, net of income taxes	212,817	260,326	2,577,876	(565,931)	236,867	344,192
Loss from discontinued operations, net of income taxes (c)	—	—	—	—	—	(12,541)
Net income (loss)	212,817	260,326	2,577,876	(565,931)	236,867	331,651
Net loss (income) attributable to noncontrolling interests	(1,003)	(1,761)	(1,587)	(551)	236	201
Net income (loss) attributable to CSC Holdings' sole member	$211,814	$258,565	$2,576,289	$(566,482)	$237,103	$331,852
Amounts attributable to CSC Holdings, LLC's sole member:
Income (loss) from continuing operations, net of income taxes	$211,814	$258,565	$2,576,289	$(566,482)	$237,103	$344,393
Loss from discontinued operations, net of income taxes	—	—	—	—	—	(12,541)
Net income (loss)	$211,814	$258,565	$2,576,289	$(566,482)	$237,103	$331,852

(a)Represents the operating results of the Company for the periods prior to the Cablevision Acquisition (Predecessor periods).
(b)Pursuant to the enactment of the Tax Reform on December 22, 2017, the Company recorded a non-cash deferred tax benefit of $2,731,324 to remeasure the net deferred tax liability to adjust for the reduction in the corporate income tax rate from 35% to 21% which is effective on January 1, 2018. In 2018, the Company recorded a non-cash deferred tax benefit of $53,493 relating to an update of the blended state tax rate and remeasurement of the Company's net deferred tax liability. See Note 14 to the consolidated financial statements for further details.
(c)Loss from discontinued operations for 2015 primarily reflects an expense related to the decision in a case relating to Rainbow Media Holdings LLC, a business whose operations were previously discontinued.

Balance Sheet Data:
	Altice USA				Cablevision
	December 31,
	2019	2018	2017	2016	2015
					(unaudited)
	(dollars in thousands)
Total assets	$34,108,122	$33,613,808	$34,812,082	$36,498,578	$6,813,445
Notes payable to affiliates and related parties	—	—	—	1,750,000	—
Credit facility debt	7,148,287	5,915,559	4,643,523	3,444,790	2,514,454
Collateralized indebtedness	1,585,088	1,406,182	1,349,474	1,286,069	1,191,324
Senior guaranteed notes and senior notes and debentures	15,476,496	15,359,561	15,860,432	17,507,325	5,801,011
Notes payable and other obligations	140,994	106,108	65,902	13,726	14,544
Finance lease obligations	69,420	25,190	21,980	28,155	45,966
Total debt	24,420,285	22,812,600	21,941,311	24,030,065	9,567,299
Redeemable equity	108,551	130,007	231,290	68,147	—
Stockholders' equity (deficiency)	2,269,964	3,670,941	5,503,214	2,042,221	(4,905,955)
Noncontrolling interest	9,298	9,295	1,539	287	(268)
Total equity (deficiency)	2,279,262	3,680,236	5,504,753	2,042,508	(4,906,223)

	CSC Holdings
	Successor Periods				Predecessor Period
	December 31,				2015
	2019	2018	2017	2016
					(unaudited)
	(dollars in thousands)
Total assets	$34,100,303	$33,586,165	$34,911,822	$36,491,490	$6,788,712
Credit facility debt	7,148,287	5,915,559	4,643,523	3,444,790	2,514,454
Collateralized indebtedness	1,585,088	1,406,182	1,349,474	1,286,069	1,191,324
Senior guaranteed notes and senior notes and debentures	15,476,496	14,264,368	11,271,580	11,589,113	3,032,252
Notes payable and other obligations	140,994	106,108	65,902	13,726	14,544
Finance lease obligations	69,420	25,190	21,980	28,155	45,966
Total debt	24,420,285	21,717,407	17,352,459	16,361,853	6,798,540
Redeemable equity	108,551	130,007	231,290	68,147	—
Member's equity (deficiency)	2,044,147	3,989,846	9,444,737	8,858,483	(2,445,863)
Noncontrolling interest	9,298	9,295	1,539	287	(268)
Total equity (deficiency)	2,053,445	3,999,141	9,446,276	8,858,770	(2,446,131)

The following table sets forth certain customer metrics for the Company (unaudited):

	December 31,
	2019 (h)	2018 (g)	2017 (g)
	(in thousands, except per customer amounts)
Homes passed (a)	8,833.7	8,714.9	8,598.9
Total customers relationships (b)(c)	4,931.5	4,914.7	4,898.5
Residential	4,533.3	4,518.1	4,509.0
SMB	398.2	396.6	389.6
Residential customers:
Broadband	4,187.3	4,115.4	4,043.2
Video	3,179.2	3,286.1	3,382.6
Telephony	2,398.8	2,530.1	2,556.3
Residential triple product customers penetration (d)	46.8%	49.8%	50.5%
Penetration of homes passed (e)	55.8%	56.4%	57.0%
ARPU (f)	$142.65	$143.22	$140.56

(a)Represents the estimated number of single residence homes, apartments and condominium units passed by the broadband network in areas serviceable without further extending the transmission lines. In addition, it includes commercial establishments that have connected to our broadband network. Broadband services were not available to approximately 30 homes passed and telephony services were not available to approximately 500 homes passed.
(b)Represents number of households/businesses that receive at least one of the Company's fixed-line services.
(c)Customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets.  In calculating the number of customers, we count all customers other than inactive/disconnected customers.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group.  Most of these accounts are also not entirely free, as they typically generate revenue through pay-per-view or other pay services and certain equipment fees.  Free status is not granted to regular customers as a promotion.  In counting bulk residential customers, such as an apartment building, we count each subscribing family unit within the building as one customer, but do not count the master account for the entire building as a customer. We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual room units at that hotel.
(d)Represents the number of customers that subscribe to three of our services divided by total residential customer relationships.
(e)Represents the number of total customer relationships divided by homes passed.
(f)Calculated by dividing the average monthly revenue for the respective quarter (fourth quarter for annual periods) derived from the sale of broadband, video and telephony services to residential customers for the respective quarter by the average number of total residential customers for the same period.
(g)Customer metrics for prior periods have been adjusted to conform definitions between Suddenlink and Optimum in connection with the migration of Suddenlink customers to the Optimum billing system in 2019. The following table summarizes the adjustments made to previously reported amounts.

	December 31,
	2018	2017
	increase (decrease)
Homes passed	(22.4)	(22.0)
Total customer relationships	(4.9)	(7.7)
Residential	(24.0)	(26.0)
SMB	19.1	18.3
Residential customers:
Broadband	(2.8)	(3.0)
Video	(21.4)	(22.9)
Telephony	(1.1)	(1.1)
ARPU	$0.78	$0.81
(h)Customer metrics do not include Altice Mobile customers.

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
We operate in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, technological, political and social conditions. Various factors could adversely affect our operations, business or financial results in the future and cause our actual results to differ materially from those contained in the forward-looking statements. In addition, important factors that could cause our actual results to differ materially from those in our forward-looking statements include:
•competition for broadband, video and telephony customers from existing competitors (such as broadband communications companies, DBS providers and Internet-based providers) and new competitors entering our footprint;
•changes in consumer preferences, laws and regulations or technology that may cause us to change our operational strategies;
•increased difficulty negotiating programming agreements on favorable terms, if at all, resulting in increased costs to us and/or the loss of popular programming;
•increasing programming costs and delivery expenses related to our products and services;
•our ability to achieve anticipated customer and revenue growth, to successfully introduce new products and services and to implement our growth strategy;
•our ability to complete our capital investment plans on time and on budget, including our plan to build a FTTH network, and deploy Altice One, our home communications hub;
•our ability to develop mobile voice and data services and our ability to attract customers to these services;
•the effects of economic conditions or other factors which may negatively affect our customers’ demand for our current and future products and services;
•the effects of industry conditions;
•demand for digital and linear advertising products and services;
•our substantial indebtedness and debt service obligations;
•adverse changes in the credit market;
•changes as a result of any tax reforms that may affect our business;
•financial community and rating agency perceptions of our business, operations, financial condition and the industries in which we operate;
•the restrictions contained in our financing agreements;
•our ability to generate sufficient cash flow to meet our debt service obligations;
•fluctuations in interest rates which may cause our interest expense to vary from quarter to quarter;
•technical failures, equipment defects, physical or electronic break-ins to our services, computer viruses and similar problems;
•the disruption or failure of our network, information systems or technologies as a result of computer hacking, computer viruses, "cyber-attacks," misappropriation of data, outages, natural disasters and other material events;

•our ability to obtain necessary hardware, software, communications equipment and services and other items from our vendors at reasonable costs;
•our ability to effectively integrate acquisitions and to maximize expected operating efficiencies from our acquisitions or as a result of the transactions, if any;
•significant unanticipated increases in the use of bandwidth-intensive Internet-based services;
•the outcome of litigation, government investigations and other proceedings;
•our ability to successfully operate our business following the completion of our separation from Altice Europe; and
•other risks and uncertainties inherent in our cable and other broadband communications businesses and our other businesses, including those listed under the caption "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.
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
Our Business
We principally provide broadband communications and video services in the United States and market our services primarily under two brands: Optimum, in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. We deliver broadband, video, and telephony services to approximately 4.9 million residential and business customers. Our footprint extends across 21 states through a fiber-rich broadband network with more than 8.8 million homes passed as of December 31, 2019. Additionally, we offer news programming and content, and advertising services. In September 2019, the Company launched Altice Mobile, a full service mobile offering, to consumers across its footprint.
Key Factors Impacting Operating Results and Financial Condition
Our future performance is dependent, to a large extent, on the impact of direct competition, general economic conditions (including capital and credit market conditions), our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers. For more information, see "Risk Factors" and "Business-Competition" included herein.
We derive revenue principally through monthly charges to residential customers of our broadband, video, and telephony services. We also derive revenue from DVR, VOD, pay-per-view, installation and home shopping commissions. Our residential broadband, video, and telephony services accounted for approximately 33%, 41%, and 6%, respectively, of our consolidated revenue for the year ended December 31, 2019. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking and video services. For the year ended December 31, 2019, 15% of our consolidated revenue was derived from these business services. In addition, we derive revenues from the sale of advertising time available on the programming carried on our cable television systems, digital advertising and data analytics, and affiliation fees for news programming, which accounted for approximately 5% of our consolidated revenue for the year ended December 31, 2019. Our mobile and other revenue for the year ended December 31, 2019 accounted for less than 1% of our consolidated revenue.
Revenue is impacted by rate increases, changes in the number of customers to our services, including additional services sold to our existing customers, programming package changes by our video customers, speed tier changes by our broadband customers, and acquisitions and construction of cable systems that result in the addition of new customers.
Our ability to increase the number of customers to our services is significantly related to our penetration rates.
We operate in a highly competitive consumer-driven industry and we compete against a variety of broadband, video and telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, satellite-delivered video signals, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. Our competitors include AT&T and its DirecTV subsidiary, CenturyLink, DISH, Frontier and Verizon. Consumers' selection of an alternate source of service, whether due to economic constraints, technological advances or preference, negatively impacts the demand for our services. For more information on our competitive landscape, see "Risk Factors" and "Business-Competition" included herein.
Our programming costs, which are the most significant component of our operating expenses, have increased and are expected to continue to increase primarily as a result of contractual rate increases and new channel launches. See "Results of Operations" below for more information regarding our key factors impacting our revenues and operating expenses.
Historically, we have made substantial investments in our network and the development of new and innovative products and other service offerings for our customers as a way of differentiating ourselves from our competitors and may continue to do so in the future. We are constructing a FTTH network, which will enable us to deliver more than 10 Gbps broadband speeds across our entire Optimum footprint and part of our Suddenlink footprint. In addition, we launched Altice Mobile to consumers across our footprint in September 2019. We may incur greater than anticipated capital expenditures in connection with these initiatives, fail to realize anticipated benefits, experience delays and business disruptions or encounter other challenges to executing them as planned. See "Liquidity and Capital Resources-Capital Expenditures" for additional information regarding our capital expenditures.
Certain Transactions
The following transactions occurred during the periods covered by this Management's Discussion and Analysis of Financial Condition and Results of Operations:
In June 2019, the Company completed the acquisition of Cheddar Inc., a digital-first news company and the operating results of Cheddar were consolidated as of June 1, 2019. See Note 10 to the consolidated financial statements for further details.
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
We also use Operating Free Cash Flow (defined as Adjusted EBITDA less cash capital expenditures), and Free Cash Flow (defined as net cash flows from operating activities less cash capital expenditures) as indicators of the Company’s financial performance. We believe these measures are one of several benchmarks used by investors, analysts and peers for comparison of performance in the Company’s industry, although they may not be directly comparable to similar measures reported by other companies.

Results of Operations - Altice USA

	Altice USA
	Years Ended December 31,
	2019	2018	2017
Revenue:
Residential:
Broadband	$3,222,605	$2,887,455	$2,608,595
Video	3,997,873	4,156,428	4,274,122
Telephony	598,694	652,895	700,765
Business services and wholesale	1,428,532	1,362,758	1,298,213
News and advertising	475,904	487,264	396,187
Mobile	21,264	—	—
Other	15,987	19,808	29,068
Total revenue	9,760,859	9,566,608	9,306,950
Operating expenses:
Programming and other direct costs	3,300,528	3,173,076	3,035,655
Other operating expenses	2,300,398	2,290,266	2,347,315
Restructuring and other expense	72,978	38,548	152,401
Depreciation and amortization (including impairments)	2,263,144	2,382,339	2,930,571
Operating income	1,823,811	1,682,379	841,008
Other income (expense):
Interest expense, net	(1,530,850)	(1,545,426)	(1,601,211)
Gain (loss) on investments and sale of affiliate interests, net	473,406	(250,877)	237,354
Gain (loss) on derivative contracts, net	(282,713)	218,848	(236,330)
Gain (loss) on interest rate swap contracts	(53,902)	(61,697)	5,482
Loss on extinguishment of debt and write-off of deferred financing costs	(243,806)	(48,804)	(600,240)
Other income (expense), net	1,183	(12,484)	(13,651)
Income (loss) before income taxes	187,129	(18,061)	(1,367,588)
Income tax benefit (expense)	(47,190)	38,655	2,862,352
Net income	139,939	20,594	1,494,764
Net income attributable to noncontrolling interests	(1,003)	(1,761)	(1,587)
Net income attributable to Altice USA, Inc. stockholders	$138,936	$18,833	$1,493,177

The following is a reconciliation of net income to Adjusted EBITDA:

	Altice USA
	Years Ended December 31,
	2019	2018	2017
Net income	$139,939	$20,594	$1,494,764
Income tax expense (benefit)	47,190	(38,655)	(2,862,352)
Other expense (income), net (a)	(1,183)	12,484	13,651
Loss (gain) on interest rate swap contracts	53,902	61,697	(5,482)
Loss (gain) on derivative contracts, net	282,713	(218,848)	236,330
Loss (gain) on investments and sales of affiliate interests, net	(473,406)	250,877	(237,354)
Loss on extinguishment of debt and write-off of deferred financing costs	243,806	48,804	600,240
Interest expense, net	1,530,850	1,545,426	1,601,211
Depreciation and amortization	2,263,144	2,382,339	2,930,571
Restructuring and other expense	72,978	38,548	152,401
Share-based compensation	105,538	59,812	57,430
Adjusted EBITDA	4,265,471	4,163,078	3,981,410
Capital Expenditures (cash)	1,355,350	1,153,589	951,349
Operating Free Cash Flow	$2,910,121	$3,009,489	$3,030,061

Net cash flows from operating activities	$2,554,169	$2,508,317	$2,018,247
Capital Expenditures (cash)	1,355,350	1,153,589	951,349
Free Cash Flow	$1,198,819	$1,354,728	$1,066,898

(a)Includes the non-service cost components of the Company's pension expense, net of dividends received on Comcast common stock owned by the Company.
The following table sets forth certain customer metrics for the Company (unaudited):

	December 31,		Increase (Decrease)	December 31,	Increase (Decrease)
	2019 (h)	2018 (g)		2017 (g)

Homes passed (a)	8,833.7	8,714.9	118.8	8,598.9	116.0
Total customer relationships (b)(c)	4,931.5	4,914.7	16.8	4,898.5	16.2
Residential	4,533.3	4,518.1	15.2	4,509.0	9.1
SMB	398.2	396.6	1.6	389.6	7.0
Residential customers:
Broadband	4,187.3	4,115.4	71.9	4,043.2	72.2
Video	3,179.2	3,286.1	(106.9)	3,382.6	(96.5)
Telephony	2,398.8	2,530.1	(131.3)	2,556.3	(26.2)
Residential triple product customer penetration (d)	46.8%	49.8%		50.5%
Penetration of homes passed (e)	55.8%	56.4%		57.0%
ARPU(f)	$142.65	$143.22		$140.56

(a)Represents the estimated number of single residence homes, apartments and condominium units passed by the broadband network in areas serviceable without further extending the transmission lines. In addition, it includes commercial establishments that have connected to our broadband network. Broadband services were not available to approximately 30 homes passed and telephony services were not available to approximately 500 homes passed.
(b)Represents number of households/businesses that receive at least one of the Company's fixed-line services.
(c)Customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets.  In calculating the number of customers, we count all customers other than inactive/disconnected customers.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group.  Most of these accounts are also not entirely free, as they typically generate revenue through pay-per-view or other pay services and certain equipment fees.  Free status is not granted to regular customers as a promotion.  In counting bulk residential customers, such as an apartment building, we count each subscribing family unit within the building as one customer, but do not count the master account for the entire building as a customer. We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual room units at that hotel.
(d)Represents the number of customers that subscribe to three of our services divided by total residential customer relationships.
(e)Represents the number of total customer relationships divided by homes passed.
(f)Calculated by dividing the average monthly revenue for the respective quarter (fourth quarter for annual periods) derived from the sale of broadband, video and telephony services to residential customers for the respective quarter by the average number of total residential customers for the same period.
(g)Customer metrics for prior periods have been adjusted to conform definitions between Suddenlink and Optimum in connection with the migration of Suddenlink customers to the Optimum billing system in 2019. The following table summarizes the adjustments made to previously reported amounts.

	As of December 31, 2018	As of December 31, 2017
	increase (decrease)
Homes passed	(22.4)	(22.0)
Total customer relationships	(4.9)	(7.7)
Residential	(24.0)	(26.0)
SMB	19.1	18.3
Residential customers:
Broadband	(2.8)	(3.0)
Video	(21.4)	(22.9)
Telephony	(1.1)	(1.1)
ARPU	$0.78	$0.81
(h)Customer metrics do not include Altice Mobile customers.

Comparison of Results for the Year Ended December 31, 2019 compared to the Year Ended December 31, 2018 and for the Year Ended December 31, 2018 compared to the Year Ended December 31, 2017
Broadband Revenue
Broadband revenue for the years ended December 31, 2019, 2018 and 2017 was $3,222,605, $2,887,455 and $2,608,595, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing subscribers, and changes in speed tiers.
Broadband revenue increased $335,150 (12%) for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases and service level changes, and an increase in broadband customers.
Broadband revenue increased $278,860 (11%) for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases and service level changes, and an increase in broadband customers.
Video Revenue
Video revenue for the years ended December 31, 2019, 2018 and 2017 was $3,997,873, $4,156,428 and $4,274,122, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing customers, and changes in programming packages.
Video revenue decreased $158,555 (4%) for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease was due primarily to a decline in video customers and lower average revenue per video customer.
Video revenue decreased $117,694 (3%) for the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease was due primarily to a decline in video customers, partially offset by higher average revenue per video customer primarily due to rate increases.
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
Telephony Revenue
Telephony revenue for the years ended December 31, 2019, 2018 and 2017 was $598,694, $652,895 and $700,765, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Revenue is impacted by changes in rates for services, changes in the number of customers, and additional services sold to our existing customers.
Telephony revenue decreased $54,201 (8%) for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease was due to lower average revenue per telephony customer and a decline in telephony customers.
Telephony revenue decreased $47,870 (7%) for the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease was due to lower average revenue per telephony customer and a decline in telephony customers.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the years ended December 31, 2019, 2018 and 2017 was $1,428,532, $1,362,758, and $1,298,213, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber based telecommunications services to the business market, and the sale of broadband, video and telephony services to SMB customers.
Business services and wholesale revenue increased $65,774 (5%) for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily due to higher average recurring broadband revenue per SMB customer, primarily driven by certain rate increases and service level changes, an increase in revenue from the backhaul of carrier data and an increase in installation revenue.
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
News and Advertising Revenue
News and advertising revenue for the years ended December 31, 2019, 2018 and 2017, was $475,904, $487,264, and $396,187, respectively. News and advertising revenue is primarily derived from the sale of advertising time available on the programming carried on our cable television systems, OTT distribution partners, digital advertising and data analytics revenue and affiliation fees for news programming.
News and advertising revenue decreased $11,360 (2%) for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease was primarily due to lower political revenue, partially offset by an increase in digital advertising, and strong national sales.
News and advertising revenue increased $91,077 (23%) for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily due to an increase in digital advertising, higher political spending, and an increase in data analytics revenue.
Mobile Revenue
Mobile revenue for the year ended December 31, 2019 was $21,264 and relates to sales of devices and mobile services that were launched to consumers in September 2019. As of December 31, 2019, we had approximately 69,000 mobile lines.
Other Revenue
Other revenue for the years ended December 31, 2019, 2018 and 2017 was $15,987, $19,808, and $29,068, respectively. Other revenue includes revenue from other miscellaneous revenue streams.
Programming and Other Direct Costs
Programming and other direct costs for the years ended December 31, 2019, 2018 and 2017 amounted to $3,300,528, $3,173,076 and $3,035,655, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs typically rise due to increases in contractual rates and new channel launches and are also impacted by changes in the number of customers receiving certain programming services. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the costs of mobile devices sold to our customers and direct costs of providing mobile services.
The increase of $127,452 (4%) for the year ended December 31, 2019, as compared to the prior year was primarily attributable to the following:

Increase in programming costs due primarily to contractual rate increases, partially offset by lower video customers and lower video-on-demand and pay-per-view costs	$102,071
Costs of mobile devices	22,379
Increase in costs of digital media and linear advertising spots for resale	9,488
Decrease in call completion and transfer costs primarily due to lower level of activity related to our telephony service, partially offset by an increase in costs related to our mobile service of $3,890	(9,975)
Other net increases	3,489
$127,452

The increase of $137,421 (5%) for the year ended December 31, 2018, as compared to December 31, 2017 was primarily attributable to the following:

Increase in programming costs due primarily to contractual rate increases, partially offset by lower video customers and lower video-on-demand and pay-per-view costs	$87,341
Increase primarily in costs of digital media and linear advertising spots for resale	42,635
Other net increases (including an increase of $4,201 in costs related to i24NEWS)	7,445
$137,421
Programming costs
Programming costs aggregated $2,722,656, $2,620,585, and $2,533,244 for the years ended December 31, 2019, 2018 and 2017, respectively. Our programming costs in 2020 will continue to be impacted by changes in programming rates, which we expect to increase, and by changes in the number of video customers.
Other Operating Expenses
Other operating expenses for the years ended December 31, 2019, 2018 and 2017 amounted to $2,300,398, $2,290,266, and $2,347,315, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
Customer installation and network repair and maintenance costs may fluctuate as a result of changes in the level of activities and the utilization of contractors as compared to employees. Also, customer installation costs fluctuate as the portion of our expenses that we are able to capitalize changes. Costs associated with the initial deployment of new customer premise equipment necessary to provide broadband, video and telephony services are capitalized (asset-based). The redeployment of customer premise equipment is expensed as incurred.
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
The increase in other operating expenses of $10,132, including an increase of $32,458 relating to our mobile service, for the year ended December 31, 2019 as compared to the prior year was attributable to the following:

Increase in share-based compensation, including charges related to modifications of awards	$45,725
Increase in bad debt	20,095
Net decrease in labor costs and benefits (partially offset by an increase in costs related to i24NEWS of $6,425 and an increase of $14,720 related to Cheddar) and an increase in capitalizable activity	(33,431)
Decrease in management fee relating to certain executive, administrative and managerial services provided to the Company from Altice Europe prior to separation in June 2018	(13,250)
Net decrease in marketing costs	(7,457)
Other net decreases (partially offset by an increase in costs of $2,380 relating to Cheddar and $3,027 related to i24NEWS)	(1,550)
$10,132

The decrease in other operating expenses of $57,049 (2%) for the year ended December 31, 2018 as compared to December 31, 2017 was attributable to the following:

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
$(57,049)
Restructuring and Other Expense
Restructuring and other expense for the year ended December 31, 2019 amounted to $72,978, as compared to $38,548 for the year ended December 31, 2018 and $152,401 for the year ended December 31, 2017. These amounts primarily related to severance and other employee related costs resulting from headcount reductions, facility realignment costs and impairments of certain ROU assets, related to initiatives which commenced in 2016 and 2019 that are intended to simplify the Company's organizational structure. We currently anticipate that additional restructuring expenses will be recognized as we continue to analyze our organizational structure.
Depreciation and Amortization
Depreciation and amortization for the years ended December 31, 2019, 2018 and 2017 amounted to $2,263,144, $2,382,339 and $2,930,571, respectively.
The decrease in depreciation and amortization of $119,195 (5%) for the year ended December 31, 2019 as compared to the prior year is due to certain fixed assets and intangible assets becoming fully depreciated or amortized, partially offset by an increase in depreciation as a result of asset additions.
The decrease in depreciation and amortization of $548,232 (19%) in 2018 as compared to 2017 was due primarily to certain fixed assets and intangible assets becoming fully depreciated or amortized. These decreases were partially offset by depreciation of new asset additions.
Adjusted EBITDA
Adjusted EBITDA amounted to $4,265,471, $4,163,078, and $3,981,410 for the years ended December 31, 2019, 2018 and 2017, respectively.
Adjusted EBITDA is a non-GAAP measure that is defined as net income (loss) excluding income taxes, income (loss) from discontinued operations, non-operating income or expenses, loss on extinguishment of debt and write-off of deferred financing costs, gain (loss) on interest rate swap contracts, gain (loss) on derivative contracts, gain (loss) on investments and sale of affiliate interests, net, interest expense (including cash interest expense), interest income, depreciation and amortization (including impairments), share-based compensation expense or benefit, restructuring expense or credits and transaction expenses. See reconciliation of net income to adjusted EBITDA above.
The increase in adjusted EBITDA for the years ended December 31, 2019 and 2018 as compared to the prior years were due to the increases in revenue, net of increases in operating expenses (excluding depreciation and amortization, restructuring and other expense and share-based compensation), as discussed above.
Operating Free Cash Flow
Operating free cash flow was $2,910,121, $3,009,489 and $3,030,061 for the years ended December 31, 2019, 2018 and 2017, respectively. The decrease in operating free cash flow in 2019 as compared to 2018 and 2018 as compared to 2017 are both due to an increase in capital expenditures, partially offset by an increase in adjusted EBITDA.
Free Cash Flow
Free cash flow was $1,198,819, $1,354,728 and $1,066,898 for the years ended December 31, 2019, 2018 and 2017, respectively. The decrease in free cash flow in 2019 as compared to 2018 is primarily due to an increase in capital expenditures. The increase in free cash flow in 2018 as compared to 2017 is primarily due to a an increase in net cash provided by operating activities, partially offset by an increase in capital expenditures.
Interest expense
Interest expense, net was $1,530,850, $1,545,426, and $1,601,211 for the years ended December 31, 2019, 2018 and 2017, respectively, and includes interest on debt issued to finance the Cablevision Acquisition and Cequel Acquisition, as well as interest on debt assumed in connection with these acquisitions. The decrease of $14,576 for the year ended December 31, 2019 as compared to the year ended December 31, 2018 and the decrease of $55,785 for the year ended December 31, 2018 as compared to the year ended December 31, 2017 were attributable to the following:

	2019	2018
Decrease due to changes in average debt balances and interest rates on our indebtedness and collateralized debt	$(44,492)	$(101,740)
Lower (higher) interest income	5,147	(8,935)
Other net increases, primarily amortization of deferred financing costs and original issue discounts	24,769	54,890
	$(14,576)	$(55,785)
Gain (Loss) on Investments and Sale of Affiliate Interests, net
Gain (loss) on investments, net for the years ended December 31, 2019, 2018 and 2017, of $473,406, $(250,877) and $237,354 consists primarily of the increase (decrease) in the fair value of Comcast common stock owned by the Company for the periods. The effects of these gains (losses) are partially offset by the losses (gains) on the related equity derivative contracts, net described below.
Gain (Loss) on Derivative Contracts, net
Gain (loss) on derivative contracts, net for the year ended December 31, 2019 amounted to $(282,713), $218,848 and $(236,330) for the years ended December 31, 2019, 2018 and 2017, respectively, and includes realized and unrealized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company. The effects of these gains (losses) are offset by losses (gains) on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above. The loss for the year ended December 31, 2017 also includes the realized loss on the settlement of certain put-call options of $97,410.
Gain (loss) on Interest Rate Swap Contracts
Gain (loss) on interest rate swap contracts was $(53,902), $(61,697) and $5,482 for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts represent the increase or decrease in the fair value of interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes.
Loss on Extinguishment of Debt and Write-off of Deferred Financing Costs
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $243,806, $48,804 and $600,240 for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table provides a summary of the loss on extinguishment of debt and the write-off of deferred financing costs recorded by the Company upon the redemption of senior notes and the refinancing of credit facilities:

	2019	2018	2017
Cablevision 8.625% Senior Notes due 2017	$—	$—	$6,300
Cablevision 7.75% Senior Notes due 2018	—	4,706	—
Cequel 6.375% Senior Notes due 2020	—	36,910	26,229
Cablevision 8.000% Senior Notes due 2020	15,176	—	—
Cablevision 5.125% Senior Notes due 2021	500	—	—
CSC Holdings 5.125% Senior Notes due 2021	65,151	—	—
CSC Holdings 10.125% Senior Notes due 2023	154,666	—	—
Cablevision 10.875% Senior Notes due 2025	—	—	38,858
Cequel senior and senior secured notes pursuant to an exchange offer	—	(545)	—
Refinancing and subsequent amendment to CSC Holdings credit facility	8,313	—	12,675
Cequel Term Loan Facility	—	7,733	2,455
Notes payable to affiliates	—	—	513,723
	$243,806	$48,804	$600,240

Other Income (Expense), Net
Other income (expense), net amounted to $1,183, $(12,484) and $(13,651), for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts include the non-service cost components of the Company's pension expense of $8,274, $9,529 and $11,863, net of dividends received on Comcast common stock owned by the Company. The 2018 amounts also include the equity in the net losses of Newsday through April 2018 and i24NEWS through March 31, 2018.
Income Tax Benefit (Expense)
The Company recorded income tax expense of $47,190 for the year ended December 31, 2019, resulting in an effective tax rate of 25% which is higher than the U.S. federal statutory tax rate of 21%. The primary difference between the effective tax rate and the statutory tax rate is due to nondeductible share-based compensation expense, a revaluation of state deferred taxes primarily due to certain changes to the state tax rates used to measure the Company’s deferred tax liabilities and certain other non-deductible expenses.
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

CSC HOLDINGS, LLC
The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Altice USA, except for the following:

	Years ended December 31,
	2019	2018	2017
	(in thousands)
Net income attributable to Altice USA shareholders	$138,936	$18,833	$1,493,177
Less: items included in Altice USA's consolidated statements of operations:
Income tax benefit	(24,053)	(96,218)	(34,601)
Interest expense relating to Cablevision senior notes	81,257	303,106	377,908
Interest expense relating to Altice USA notes payable to affiliates and related parties	—	—	90,405
Gain (loss) on investments and sale of affiliate interests, net	—	(10,659)	—
Interest expense on intercompany loan due to CSC Holdings	—	—	6,502
Interest income related to cash held by Cablevision and Altice USA	—	2,372	(882)
Loss on derivative contracts	—	—	97,410
Other expense (income)	(2)	210	—
Loss on extinguishment of debt and write-off of deferred financing costs	15,676	40,921	546,252
Restructuring and other expense	—	—	118
Net income attributable to CSC Holdings' sole member	$211,814	$258,565	$2,576,289
Refer to Altice USA's Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

LIQUIDITY AND CAPITAL RESOURCES
Altice USA has no operations independent of its subsidiaries. Funding for our subsidiaries has generally been provided by cash flow from their respective operations, cash on hand and borrowings under their revolving credit facilities and the proceeds from the issuance of securities and borrowings under syndicated term loans in the capital markets.  Our decision as to the use of cash generated from operating activities, cash on hand, borrowings under the revolving credit facility or accessing the capital markets has been based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, the timing of cash flow generation and the cost of borrowing under the revolving credit facility, debt securities and syndicated term loans. We target a year-end leverage ratio of 4.5x to 5.0x. We calculate our consolidated net leverage ratio as net debt to L2QA EBITDA (Adjusted EBITDA for the two most recent consecutive fiscal quarters multiplied by 2.0).
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
We believe existing cash balances, operating cash flows and availability under our revolving credit facility will provide adequate funds to support our current operating plan, make planned capital expenditures and fulfill our debt service requirements for the next twelve months. However, our ability to fund our operations, make planned capital expenditures, make scheduled payments on our indebtedness and repay our indebtedness depends on our future operating performance and cash flows and our ability to access the capital markets, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. However, competition, market disruptions or a deterioration in economic conditions could lead to lower demand for our products, as well as lower levels of advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe amounts available under the revolving credit facility will be available when, and if, needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets or other conditions.  The obligations of the financial institutions under the revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.
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

	As of December 31, 2019
	CSC Holdings	Altice USA
Debt outstanding:
Credit facility debt	$7,148,287	$7,148,287
Senior guaranteed notes	7,602,456	7,602,456
Senior notes	7,874,040	7,874,040
Subtotal	22,624,783	22,624,783
Finance lease obligations	69,420	69,420
Notes payable and supply chain financing	140,994	140,994
Subtotal	22,835,197	22,835,197
Collateralized indebtedness relating to stock monetizations (a)	1,585,088	1,585,088
Total debt	$24,420,285	$24,420,285
Interest expense:
Credit facility debt, senior notes, finance leases, notes payable and supply chain financing	$1,392,277	$1,473,534
Collateralized indebtedness relating to stock monetizations (a)	63,025	63,025
Total interest expense	$1,455,302	$1,536,559

(a)This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts, or (ii) delivering cash from the net proceeds from new monetization contracts.
The following table provides details of our outstanding credit facility debt, net of unamortized discounts and deferred financing costs as of December 31, 2019:

	Maturity Date	Interest Rate	Principal	Carrying Value

Revolving Credit Facility (a)	(b)	—%	$—	$—
Term Loan B	July 17, 2025	3.99%	2,925,000	2,911,729
Incremental Term Loan B-3	January 15, 2026	3.99%	1,265,438	1,260,200
Incremental Term Loan B-5	April 15, 2027	4.24%	3,000,000	2,976,358
			$7,190,438	$7,148,287

(a)At December 31, 2019, $178,014 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $2,296,986 of the facility was undrawn and available, subject to covenant limitations.
(b)The revolving credit facility matures on January 31, 2024, however $200,000 matures on November 30, 2021.
Payment Obligations Related to Debt
As of December 31, 2019, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as notes payable and supply chain financing, and the value deliverable at maturity under monetization contracts, but excluding finance lease obligations (see Note 9 to our consolidated financial statements) are as follows:

2020	$1,549,109
2021	2,469,607
2022	2,036,906
2023 (a)	4,183,667
2024	1,976,193
Thereafter	21,829,511
Total	$34,044,993

(a)Includes $1,776,378 related to the Company's collateralized indebtedness (including related interest).  This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts or (ii) delivering cash from the net proceeds on new monetization contracts.
CSC Holdings Restricted Group
For financing purposes, the Company is structured as a restricted group (the “Restricted Group”) and an unrestricted group, which includes certain designated subsidiaries and investments (the “Unrestricted Group”). The Restricted Group is comprised of CSC Holdings and substantially all of its wholly-owned operating subsidiaries. These subsidiaries are subject to the covenants and restrictions of the credit facility and indentures governing the notes issued by CSC Holdings.
Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its credit facility and issuance of securities in the capital markets, contributions from its parent, and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group's principal uses of cash include:  capital spending, in particular, the capital requirements associated with the upgrade of its digital broadband, video and telephony services, including costs to build a FTTH network and enhancements to its service offerings such as WiFi; debt service, including distributions made to Cablevision to service interest expense and principal repayments on its debt securities prior to the Assumption of the Cablevision Senior Notes discussed below; other corporate expenses and changes in working capital; and investments that it may fund from time to time.
CSC Holdings Credit Facility
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($2,925,000 outstanding at December 31, 2019) (the "CSC Term Loan Facility", and the term loans extended under the CSC Term Loan Facility, the "CSC Term Loans") and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 at December 31, 2019 (the "CSC Revolving Credit Facility" and, together with the CSC Term Loan Facility, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016, March 15, 2017, January 12, 2018, October 15, 2018, January 24, 2019, February 7, 2019, May 14, 2019, and October 3, 2019, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement"). The revolving credit facility of an aggregate principal amount of $2,275,000 matures in January 2024 and priced at LIBOR plus 2.25%. The remaining revolving credit facility of an aggregate principal amount of $200,000 matures in November 2021 and priced at LIBOR plus 3.25%.
In January 2018, CSC Holdings entered into a $1,500,000 incremental term loan facility (the "Incremental Term Loan B-2") under its existing credit facilities agreement. The Incremental Term Loan B-2 was priced at 99.5% and was due to mature on January 25, 2026. The Incremental Term Loan B-2 was comprised of eurodollar borrowings or alternate base rate borrowings, and bore interest at a rate per annum equal to the adjusted LIBOR or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin was (i) with respect to any alternate base rate loan, 1.50% per annum and (ii) with respect to any eurodollar loan, 2.50% per annum. The Company was required to make scheduled quarterly payments equal to 0.25% (or $3,750) of the principal amount of the Incremental Term Loan B-2, beginning with the fiscal quarter ended September 30, 2018, with the remaining balance scheduled to be paid on January 25, 2026. The Incremental Term Loan B-2 was repaid in full in October 2019 with proceeds from the Incremental Term Loan B-5 discussed below.
In October 2018, CSC Holdings entered into a $1,275,000 ($1,265,438 outstanding at December 31, 2019) incremental term loan facility (the “Incremental Term Loan B-3”) under its existing credit facilities agreement. The proceeds from the Incremental Term Loan B-3 were used to repay the entire principal amount of loans under Cequel’s then existing Term Loan Facility and certain transaction costs. The Incremental Term Loan B-3 is comprised of eurodollar borrowings or alternative base rate borrowings, and will bear interest at a rate per annum equal to the Adjusted LIBOR or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 1.25% per annum and (ii) with respect to any eurodollar loan, 2.25% per annum. The Company is required to make scheduled quarterly payments equal to 0.25% (or $3,188) of the principal amount of the Incremental Term Loan B-3, beginning with the fiscal quarter ended June 30, 2019, with the remaining balance scheduled to be paid on January 15, 2026.
In February 2019, CSC Holdings entered into a $1,000,000 incremental term loan facility ("Incremental Term Loan B-4") under its existing credit facilities agreement. The proceeds from the Incremental Term Loan B-4 were used to redeem $894,700 in aggregate principal amount of CSC Holdings’ 10.125% senior notes due 2023, representing the entire aggregate principal amount outstanding, and paying related fees, costs and expenses. The Incremental Term Loan B-4 was due to mature on April 15, 2027 and was issued with an original issue discount of 1.0%. The Incremental Term Loan B-4 bore interest at a rate per annum equal to the adjusted LIBOR or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin was (i) with respect to any alternate base rate loan, 2.00% per annum and (ii) with respect to any eurodollar loan, 3.0%. The Incremental Term Loan B-4 was repaid in full in October 2019 with proceeds from Incremental Term Loan B-5 discussed below.
In October 2019, CSC Holdings entered into a new $3,000,000, incremental term loan facility ("Incremental Term Loan B-5") under its existing credit facilities agreement, out of which $500,000 was available on a delayed draw basis. The Incremental Term Loan B-5 matures on April 15, 2027 and was issued at par. The Incremental Term Loan B-5 may be comprised of eurodollar borrowings or alternative base rate borrowings, and will bear interest at a rate per annum equal to the Adjusted LIBOR or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 1.50% per annum and (ii) with respect to any eurodollar loan, 2.50% per annum. The Company is required to make scheduled quarterly payments equal to 0.25% (or $7,500) of the principal amount of the Incremental Term Loan B-5, beginning with the fiscal quarter ended June 30, 2020. Voluntary prepayments of the Incremental Term Loan B-5 in connection with certain repricing transactions on or prior to the date that is six months after the draw date will be subject to a call premium of 1.00%.
The initial proceeds of the Incremental Term Loan B-5 were used to repay approximately $2,500,000 of the outstanding term loans (Incremental Term Loan B-2 and Incremental Term Loan B-4) under the credit agreement, and the proceeds of the delayed draw tranche of the Incremental Term Loan B-5 were used to distribute $500,000 in cash to Cablevision, the proceeds of which were used to redeem Cablevision’s 8.00% senior notes due 2020, representing the entire aggregate principal amount outstanding, and in each case, paying related fees, costs and expenses in connection with such transactions, with the remainder being used to fund cash on the balance sheet. In connection with the repayment of approximately $2,500,000 of the outstanding term loans, a portion of the unamortized discount and unamortized deferred financing costs aggregating $3,879 was written-off and recorded as a loss on extinguishment of debt in the fourth quarter of 2019.
During the year ended December 31, 2019, CSC Holdings borrowed $1,050,000 under its revolving credit facility and repaid $1,300,000 of amounts outstanding under its revolving credit facility.
The Company was in compliance with all of its financial covenants under the CSC Credit Facilities Agreement as of December 31, 2019.
See Note 11 to our consolidated financial statements for further information regarding the CSC Credit Facilities Agreement.
Senior Guaranteed Notes and Senior Notes
In January 2019, CSC Holdings issued $1,500,000 in aggregate principal amount of senior guaranteed notes due 2029 ("CSC Holdings 2029 Guaranteed Notes"). The notes bear interest at a rate of 6.50% and will mature on February 1, 2029. The net proceeds from the sale of the notes were used to repay certain indebtedness, including to repay at maturity $526,000 aggregate principal amount of CSC Holdings' 8.625% senior notes due February 2019 plus accrued interest, redeem approximately $905,300 of the aggregate outstanding amount of CSC Holdings' 10.125% senior notes due 2023 at a redemption price of 107.594% plus accrued interest, and paid fees and expenses associated with the transactions.

In February 2019, CSC Holdings issued an additional $250,000 CSC Holdings 2029 Guaranteed Notes at a price of 101.75% of the principal amount, plus accrued interest from January 31, 2019. The proceeds of these notes were used to repay the outstanding balance under the CSC Revolving Credit Facility.
In July 2019, CSC Holdings issued $1,000,000 in aggregate principal amount of senior notes which bear interest at a rate of 5.75% and will mature on January 15, 2030 ("2030 Senior Notes"). The net proceeds from the sale of the notes were used to repay outstanding borrowings under the CSC Revolving Credit Facility of approximately $622,857, along with accrued interest and pay fees associated with the transactions. The remaining proceeds were used for general corporate purposes.
In July 2019, CSC Holdings distributed cash on hand to Cablevision, the proceeds of which were used to redeem in full $8,886 of outstanding principal amount of 5.125% senior notes due 2021 that were not exchanged in connection with the Exchange Offer.
In October 2019, CSC Holdings issued an additional $1,250,000 aggregate principal amount of its 2030 Senior Notes at a price of 104.00% of the principal amount plus accrued interest from July 10, 2019 until October 7, 2019. The proceeds of these notes were used to redeem $1,240,762 aggregate outstanding principal amount of CSC Holdings 5.125% senior notes due 2021 in full and to pay accrued interest, fees, costs and expenses associated with these transactions. In connection with the redemption, the Company recorded a loss on extinguishment of debt of $65,151, representing the unamortized discount and deferred financing costs as of the redemption date.
See Note 11 of our consolidated financial statements for further details of the Company’s outstanding senior guaranteed notes and senior notes.
As of December 31, 2019, the Company was in compliance with all of its financial covenants under the indentures under which our senior guaranteed notes and senior notes were issued.
Assumption of Cablevision Senior Notes
In November 2019, pursuant to an asset contribution agreement (the "Asset Contribution"), Cablevision contributed to CSC Holdings substantially all of its assets and CSC Holdings assumed all of Cablevision’s liabilities, including Cablevision’s 5.875% senior notes due September 2022 with an aggregate outstanding principal amount of $649,024, Cablevision’s 7.750% senior notes due July 2025 with an aggregate outstanding principal amount of $1,740, and Cablevision's 7.500% senior notes due April 2028 with an aggregate outstanding principal amount of $4,118 (the "Assumption of Cablevision Senior Notes").
Other Events
In June 2019, the Company completed the acquisition of Cheddar Inc., a digital-first news company, for approximately $198,754 in cash and stock. See Note 10 to the consolidated financial statements for further details.
In December 2019, Altice USA entered into an agreement with CVC 3 B.V., an indirect subsidiary of Altice Europe ("CVC 3"), whereby CVC 3 assigned all of its interest (the "Partnership Interest") in Neptune Holding US Limited Partnership ("Neptune LP") to Altice USA in exchange for 6,290,292 shares of Class A common stock of Altice USA with an aggregate value of $163,862. At the time of the assignment, the Partnership Interest represented 6,290,292 shares of Class A common stock of Altice USA held by Neptune LP. As a result of this transaction, Altice USA obtained control of Neptune LP and accordingly, Neptune LP is consolidated within the Altice USA financial statements. The assets of Neptune LP which consisted solely of shares of class A common stock of Altice USA are presented as treasury stock in the consolidated balance sheet of Altice USA at December 31, 2019.
Capital Expenditures
The following table presents the Company's capital expenditures:

	Years Ended December 31,
	2019	2018	2017
Customer premise equipment	$309,413	$369,236	$308,500
Network infrastructure	619,525	395,074	311,730
Support and other	259,997	226,409	189,209
Business services	166,415	162,870	141,910
Capital purchases (cash basis)	$1,355,350	$1,153,589	$951,349
Capital purchases (including accrued not paid and financed capital)	$1,397,977	$1,305,104	$1,020,761

Customer premise equipment includes expenditures for set-top boxes, cable modems, routers and other equipment that is placed in a customer's home, as well as installation costs for placing assets into service. Network infrastructure includes: (i) scalable infrastructure, such as headend equipment, (ii) line extensions, such as FTTH and fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering, and (iii) upgrade and rebuild, including costs to modify or replace existing fiber/coaxial cable networks, including enhancements. Support and other capital expenditures includes costs associated with the replacement or enhancement of non-network assets, such as office equipment, buildings and vehicles. Business services capital expenditures include primarily equipment, installation, support, and other costs related to our fiber based telecommunications business serving SMB and enterprise customers.
Cash Flow Discussion
Altice USA
Operating Activities
Net cash provided by operating activities amounted to $2,554,169, $2,508,317 and $2,018,247 for the years ended December 31, 2019, 2018 and 2017, respectively.
The 2019 cash provided by operating activities resulted from $2,833,078 of income before depreciation and amortization and non-cash items, an increase in liabilities related to interest rate swap contracts of $30,338, partially offset by increases in accounts receivable of $91,718, other receivables of $21,755, and prepaid expenses and other assets of $100,343, a net decrease in amounts due to affiliates of $7,857, and decreases in accounts payable of $33,107, accrued expenses of $44,083 and deferred revenue of $10,384.
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
Investing Activities
Net cash used in investing activities for the years ended December 31, 2019, 2018 and 2017 was $1,525,469, $1,148,357 and $1,092,199, respectively.
The 2019 investing activities consisted primarily of primarily of capital expenditures of $1,355,350 and payments for acquisitions, net of cash acquired of $172,269, partially offset by other net cash receipts of $2,150.
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
Financing Activities
Net cash used in financing activities amounted to $624,412, $1,390,996, and $1,099,041 for the years ended December 31, 2019, 2018 and 2017. In 2019, the Company's financing activities consisted primarily of the redemption and repurchase of senior notes, including premiums and fees of $4,225,786, the repayment of credit facility debt of $3,832,062, the purchase of common stock pursuant to a share repurchase program of $1,686,873, additions to deferred financing costs of $23,583, net repayment of notes payable of $36,212, and other net cash payments of $10,480, partially offset by net proceeds from credit facility debt, net of discounts of $5,040,000, proceeds from the issuance of senior notes, including premiums and fees of $4,054,375, proceeds from collateralized indebtedness of $93,000, and proceeds from stock option exercises of $3,209.

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
In 2017, the Company's financing activities consisted primarily of the repayment of senior notes, including premiums and fees, of $1,729,400, cash distributions paid to stockholders of $919,317, principal payments on finance lease obligations of $15,157, and additions to deferred financing costs of $8,600, partially offset by net proceeds from credit facility debt of $1,182,094, net proceeds from collateralized indebtedness and related derivative contracts of $7,735, net proceeds from the Company's IPO of $349,071, proceeds from notes payable of $33,733, and other net cash receipt of $800.
CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $2,623,742, $2,766,075, and $2,061,935 for the years ended December 31, 2019, 2018 and 2017, respectively.
The 2019 cash provided by operating activities resulted from $2,621,132 of income before depreciation and amortization and non-cash items, a net increase in amounts due to affiliates of $247,917 and an increase in liabilities related to interest rate swap contracts of $30,338, partially offset by increases in accounts receivable of $91,718, other receivables of $12,512, and prepaid expenses and other assets of $100,343, and decreases in accounts payable of $33,107, accrued expenses of $27,581 and deferred revenue of $10,384.
The 2018 cash provided by operating activities resulted from $2,628,133 of income before depreciation and amortization and non-cash items, an increase in deferred revenue of $72,426, an increase in liabilities related to interest rate swap contracts of $53,101, a net increase in amounts due from affiliates of $175,159, and an increase in accounts payable and accrued expenses of $5,273, partially offset by an increase in accounts receivable of $144,079 and an increase in current and other assets of $23,938.
The 2017 cash provided by operating activities resulted from $2,593,943 of income before depreciation and amortization and non-cash items and an increase in deferred revenue of $20,634, offset by a net decrease in amounts due to affiliates of $413,930, an increase in accounts receivable of $89,683, a decrease in accounts payable and accrued expenses of $23,266, a net decrease in current and other assets of $24,842, and a decrease in liabilities related to interest rate swap contracts of $921.
Investing Activities
Net cash used in investing activities for the years ended December 31, 2019, 2018 and 2017 was $1,525,469, $1,160,184, and $994,789, respectively.
The 2019 investing activities consisted primarily of primarily of capital expenditures of $1,355,350 and payments for acquisitions, net of cash acquired of $172,269, partially offset by other net cash receipts of $2,150.
The 2018 investing activities consisted primarily of capital expenditures of $1,153,589 and other net cash receipts of $6,595.
The 2017 investing activities consisted primarily of capital expenditures of $951,349, payments for acquisitions, net of cash acquired of $46,703, partially offset by $3,263 in other net cash proceeds.
Financing Activities
Net cash used in financing activities amounted to $697,888, $1,625,199, and $1,166,402 for the years ended December 31, 2019, 2018 and 2017, respectively. In 2019, the Company's financing activities consisted primarily of the redemption and repurchase of senior notes, including premiums and fees of $3,703,454, the repayment of credit facility debt of $3,832,062, distributions to its parent of $2,279,472, additions to deferred financing costs of $23,583, net repayment of notes payable of $36,212, and other net cash payments of $10,480, partially offset by net proceeds from credit facility debt, net of discounts of $5,040,000, proceeds from the issuance of senior notes, including premiums and fees of $4,054,375 and proceeds from collateralized indebtedness of $93,000.

In 2018, the Company's financing activities consisted primarily of distributions to its parent of $3,058,750, the redemption and repurchase of senior notes, including premiums and fees of $805,206, payments of collateralized indebtedness and related derivatives of $516,513, net repayment of notes payable of $32,632, contingent payment for acquisition of $30,000, additions to deferred financing costs of $28,471, and principal payments on finance lease obligations of $10,228, partially offset by net proceeds from credit facility debt of $1,268,138, proceeds from the issuance of senior notes of $1,000,000, proceeds from collateralized indebtedness of $516,513, proceeds from contributions from parent of $50,000, proceeds from notes payable of $15,955, and contributions from noncontrolling interests of $5,995.
In 2017, the Company's financing activities consisted primarily of cash distributions paid to its parent of $2,777,497, the repayment of senior notes, including premiums and fees, of $350,120, principal payments on finance lease obligations of $15,157, additions to deferred financing costs of $8,171 and distributions to noncontrolling interests of $335, partially offset by net proceeds from credit facility debt of $1,182,094, contributions from parent of $761,316, proceeds from notes payable of $33,733, and net proceeds from collateralized indebtedness and related derivative contracts of $7,735.
Equity Derivative Contracts and Collateralized Debt
In November 2019, the Company entered into a new monetization contract related to 5,337,750 shares of Comcast common stock held by us, which synthetically reversed the existing contract related to these shares. In addition, the Company entered into amendments to monetization contracts related to 37,617,486 shares of Comcast common stock held by us. The new and amended monetization contracts extended the maturity date to April 28, 2023 and provide the Company with downside protection below the hedge price of $40.95 per share and upside benefit of stock price appreciation up to $49.55 per share.
Contractual Obligations and Off Balance Sheet Commitments
Our contractual obligations as of December 31, 2019, which consist primarily of our debt obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods, are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years	Other
Off balance sheet arrangements:
Purchase obligations (a)	$8,238,465	$3,547,239	$3,685,145	$837,711	$168,370	$—
Guarantees (b)	37,930	37,870	60	—	—	—
Letters of credit (c)	178,014	1,620	7,360	169,034	—	—
	8,454,409	3,586,729	3,692,565	1,006,745	168,370	—
Contractual obligations reflected on the balance sheet:
Debt obligations (d)	34,044,993	1,549,109	4,506,513	6,159,860	21,829,511	—
Finance lease obligations (e)	75,701	25,500	40,787	9,131	283	—
Operating lease obligations (e)	410,875	48,899	96,403	72,555	193,018	—
Taxes (f)	4,027	—	—	—	—	4,027
	34,535,596	1,623,508	4,643,703	6,241,546	22,022,812	4,027
Total	$42,990,005	$5,210,237	$8,336,268	$7,248,291	$22,191,182	$4,027

(a)Purchase obligations primarily include contractual commitments with various programming vendors to provide video services to our customers and minimum purchase obligations to purchase goods or services, including contracts to acquire handsets and other equipment.  Future fees payable under contracts with programming vendors are based on numerous factors, including the number of customers receiving the programming.  Amounts reflected above related to programming agreements are based on the number of customers receiving the programming as of December 31, 2019 multiplied by the per customer rates or the stated annual fee, as applicable, contained in the executed agreements in effect as of December 31, 2019.  See Note 17 to our consolidated financial statements for a discussion of our program rights obligations.

(b)Includes franchise and performance surety bonds primarily for our cable television systems.   Also includes outstanding guarantees primarily by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations in connection with the monetization of our holdings of shares of Comcast common stock.  Payments due by period for these arrangements represent the year in which the commitment expires.
(c)Consists primarily of letters of credit issued by the Company in favor of insurance providers and certain governmental authorities.  Payments due by period for these arrangements represent the year in which the commitment expires.
(d)Includes interest and principal payments due on our (i) credit facility debt, (ii) senior guaranteed notes, senior secured notes, and senior notes, (iii) notes payable and supply chain financing and (iv) collateralized indebtedness.  See Notes 11 and 12 to our consolidated financial statements for a discussion of our long-term debt.
(e)Reflects the principal amount of operating and finance lease obligations, including related interest. Lease obligations presented in the table above do not include rent related to utility poles used in our operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Rent expense incurred for pole rental attachments for the years ended December 31, 2019, 2018 and 2017 was $31,903, $33,082, and $31,308, respectively. See Note 9 to our consolidated financial statements for a discussion of our operating and finance leases.
(f)Represents tax liabilities, including accrued interest, relating to uncertain tax positions.  See Note 14 to our consolidated financial statements for a discussion of our income taxes.
The table above does not include obligations for payments required to be made under multi-year franchise agreements based on a percentage of revenues generated from video services per year. For the years ended December 31, 2019, 2018 and 2017, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $254,227, $257,467 and $259,075, respectively.
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
Prior to Altice Europe's announcement of the Distribution, the Board of Directors of Altice USA, acting through its independent directors, approved the payment of a $2.035 per share dividend to all shareholders of record on May 22, 2018. The payment of the dividend, aggregating $1,499,935, was made on June 6, 2018, and was funded with cash at CSC Holdings from financings completed in January 2018, and cash generated from operations.
Share Repurchase Program
In June 2018, the Board of Directors of Altice USA authorized a share repurchase program of $2.0 billion, and on July 30, 2019, the Board of Directors authorized a new incremental three-year share repurchase program of $5.0 billion that took effect following the completion in August 2019 of the $2.0 billion repurchase program. Under these repurchase programs, shares of Altice USA Class A common stock may be purchased from time to time in the open market and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Size and timing of these purchases will be determined based on market conditions and other factors.  Funding for the repurchase program will be met with cash on hand and/or borrowings under the Company's revolving credit facilities.
For the year ended December 31, 2019, the Company repurchased 72,668,712 shares for a total purchase price of approximately $1,686,873. From the inception of the repurchase program, the Company acquired 100,697,392 for a total purchase price of approximately $2,186,874. These acquired shares have been retired and the associated cost was recorded in paid-in capital in the Company’s consolidated balance sheet.
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
See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a summary of interest rate swap contracts outstanding at December 31, 2019. As of December 31, 2019, our outstanding interest rate swap contracts in a liability position had an aggregate fair value and carrying value of $160,871 reflected in “Liabilities under derivative contracts, long term” and $469 reflected in "Other current liabilities" on our consolidated balance sheet. These outstanding swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statement of operations. For the year ended December 31, 2019, the Company recorded a loss on interest rate swap contracts of $53,902. As of December 31, 2019, we did not hold and have not issued derivative instruments for trading or speculative purposes.
See discussion above for further details of our credit facility debt and See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" below for a discussion regarding the fair value of our debt.
Equity Price Risk
We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast. These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price. If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date. As of December 31, 2019 we did not have an early termination shortfall relating to any of these contracts. The underlying stock and the equity collars are carried at fair value in our consolidated balance sheets and the collateralized indebtedness is carried at its principal value, net of discounts and the unamortized fair value adjustment for contracts that existed at the date of the Cablevision Acquisition. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.
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
The significant accounting policy, which we believe is the most critical to aid in fully understanding and evaluating our reported financial results, is the following:
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
Costs associated with the initial deployment of new customer premise equipment necessary to provide broadband, video and telephony services are also capitalized. These costs include materials, subcontractor labor, internal labor, and other related costs associated with the connection activities. The departmental activities supporting the connection process are tracked through specific metrics, and the portion of departmental costs that is capitalized is determined through a time weighted activity allocation of costs incurred based on time studies used to estimate the average time spent on each activity. These installation costs are amortized over the estimated useful lives of the CPE necessary to provide broadband, video and telephony services. The portion of departmental costs related to disconnecting services and removing CPE from a customer, costs related to connecting CPE that has been previously connected to the network, and repair and maintenance are expensed as incurred.
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
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2019, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value in our consolidated balance sheet and the collateralized indebtedness is carried at its principal value, net of discounts. The fair value adjustment is being amortized over the term of the related indebtedness.  The carrying value of our collateralized indebtedness amounted to $1,585,088 at December 31, 2019.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.
As of December 31, 2019, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,931,697.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $193,170.  As of December 31, 2019, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $69,588, a net liability position.  For the year ended December 31, 2019, we recorded a net loss of $282,713 related to our outstanding equity derivative contracts and recorded an unrealized gain of $469,071 related to the Comcast common stock that we held.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2018, net asset position	$109,344
Fair value of new equity derivative contracts	103,781
Change in fair value, net	(282,713)
Fair value as of December 31, 2019, net liability position	$(69,588)

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for the Comcast common stock monetized via an equity derivative prepaid forward contract are summarized in the following table:

		Hedge Price	Cap Price (b)
# of Shares Deliverable	Maturity	per Share (a)	Low	High

42,955,236	2023	$40.95	$49.55	$49.55

(a)Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.
(b)Represents the price up to which we receive the benefit of stock price appreciation.
Fair Value of Debt
At December 31, 2019, the fair value of our fixed rate debt of $18,702,196 was higher than its carrying value of $17,202,578 by $1,499,618.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their principal values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2019 would increase the estimated fair value of our fixed rate debt by $464,314 to $19,166,510.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
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
The following is a summary of interest rate swap contracts outstanding at December 31, 2019:

Trade Date	Maturity Date	Notional Amount	Company Pays	Company Receives
May 2016	May 2026	$750,000	Six- month LIBOR	Fixed rate of 1.665%
June 2016	May 2026	750,000	Six- month LIBOR	Fixed rate of 1.68%
April 2019	April 2020	1,255,513	Three- month LIBOR minus 0.1075%	One- month LIBOR
December 2018	January 2022	500,000	Fixed rate of 2.7177%	Three-month LIBOR
December 2018	January 2022	500,000	Fixed rate of 2.733%	Three-month LIBOR
December 2018	January 2022	500,000	Fixed rate of 2.722%	Three-month LIBOR
December 2018	December 2026	750,000	Fixed rate of 2.9155%	Three-month LIBOR
December 2018	December 2026	750,000	Fixed rate of 2.9025%	Three-month LIBOR
These swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statement of operations. For the year ended December 31, 2019, the Company recorded a loss on interest rate swap contracts of $53,902.
As of December 31, 2019, our outstanding interest rate swap contracts in a liability position had an aggregate fair value and carrying value of $160,871 reflected in “Liabilities under derivative contracts, long term” and $469 reflected in "Other current liabilities" in our consolidated balance sheet. As of December 31, 2019, our outstanding prepaid forward contracts had an aggregate fair value and carrying value of $94,795 reflected in “Liabilities under derivative contracts” on our consolidated balance sheet. Our outstanding prepaid forward contracts in an asset position had an aggregate fair value and carrying value of $25,207 reflected in “Derivative contracts” in our consolidated balance sheet.
As of December 31, 2019, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Item 8.  Financial Statements and Supplementary Data
For information required by Item 8, refer to the Index to Financial Statements on page F-1.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2019.
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
The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).  Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.
Audit Report of the Independent Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report on the Company’s internal control over financial reporting appearing on page F-2.
Changes in Internal Control
During the year ended December 31, 2019, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
The Company completed its migration of Suddenlink customers to the Optimum billing system platform in September 2019 and is currently upgrading a billing system for certain advertising customers in a phased approach which began this year.
Item 9B.  Other Information
None.

PART III
Information required under Item 10, Directors, Executive Officers and Corporate Governance, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13, Certain Relationships and Related Transactions, and Director Independence and Item 14, Principal Accountant Fees and Services, is hereby incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders or, if such definitive proxy statement is not filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year, an amendment to this Annual Report on Form 10-K filed under cover of Form 10-K/A.
PART IV
Item 15.  Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this report:
i.The financial statements as indicated in the index set forth on page F-1.
ii.Financial statement schedules have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.
iii.The Index to Exhibits is on page 77.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Form of Third Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-1/A (File No. 333-222475) filed on May 21, 2018)
3.2	Form of Second Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-1/A (File No. 333-222475) filed on May 21, 2018)
4.1 +	Specimen Class A Common Stock Certificate
4.2 +	Specimen Class B Common Stock Certificate
4.3	Amended and Restated Stockholders and Registration Rights Agreement, dated June 7, 2018, by and among Altice USA, Inc. and the stockholders party thereto (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on June 13, 2018)
4.4	Stockholders’ Agreement, dated June 7, 2018, by and among Altice USA, Inc., Next Alt S.à r.l. and A4 S.A. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on June 13, 2018)
4.5	Indenture, dated as of April 2, 2010, relating to Cablevision’s senior debt securities (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)
4.6
Second Supplemental Indenture, dated as of September 27, 2012, to the Indenture dated as of April 2, 2010, relating to Cablevision's 5 7/8% Senior Notes due 2022 (incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

4.7
Indenture, dated as of November 15, 2011, relating to CSC Holdings' 6 3/4% Senior Notes due 2021 and 6 3/4% Series B Senior Notes due 2021 (incorporated herein by reference to Exhibit 4.10 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

4.8
Indenture, dated as of May 23, 2014, relating to CSC Holdings' 5 1/4% Senior Notes due 2024 and 5 1/4% Series B Senior Notes due 2024 (incorporated herein by reference to Exhibit 4.11 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

4.9
Indenture, dated as of October 9, 2015, relating to CSC Holdings' 10 7/8% Senior Notes due 2025 (incorporated herein by reference to Exhibit 4.12 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

4.10
Supplemental Indenture, dated as of June 21, 2016, to Indenture dated as of October 9, 2015, relating to CSC Holdings' 10 7/8% Senior Notes due 2025 (incorporated herein by reference to Exhibit 4.13 of the Company’s Registration Statement Form S-1/A (File No. 333-217240) filed on May 16, 2017)

4.11
Indenture, dated as of October 9, 2015, relating to CSC Holdings' 6 5/8% Senior Guaranteed Notes due 2025 (incorporated herein by reference to Exhibit 4.14 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

4.12
Supplemental Indenture, dated as of June 21, 2016, to the Indenture dated as of October 9, 2015, relating to CSC Holdings' 6 5/8% Senior Guaranteed Notes due 2025 (incorporated herein by reference to Exhibit 4.15 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

4.13
Indenture, dated as of September 23, 2016, relating to CSC Holdings' 5 1/2% Senior Guaranteed Notes due 2027 (incorporated herein by reference to Exhibit 4.16 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

4.14
Indenture, dated as of June 12, 2015, relating to Altice US Finance I Corporation's 5 3/8% Senior Secured Notes due 2023 (incorporated herein by reference to Exhibit 4.17 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

4.15
Supplemental Indenture, dated as of December 21, 2015, to the Indenture, dated as of June 12, 2015, relating to Altice US Finance I Corporation's 5 3/8% Senior Secured Notes due 2023 (incorporated herein by reference to Exhibit 4.18 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

4.16
Indenture, dated as of April 26, 2016, relating to Altice US Finance I Corporation's 5 1/2% Senior Secured Notes due 2026 (incorporated herein by reference to Exhibit 4.23 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

Exhibit No.	Exhibit Description

4.17
Indenture, dated as of May 16, 2013, relating to Cequel Communications Holdings I, LLC's and Cequel Capital Corporation's 5 1/8% Senior Notes due 2021 (incorporated herein by reference to Exhibit 4.29 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

4.18
Indenture, dated as of September 9, 2014, relating to Cequel Communications Holdings I, LLC's and Cequel Capital Corporation's 5 1/8% Senior Notes due 2021 (incorporated herein by reference to Exhibit 4.30 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

4.19
Indenture, dated as of June 12, 2015, relating to Cequel Communications Holdings I, LLC's and Cequel Capital Corporation's 7 3/4% Senior Notes due 2025 (incorporated herein by reference to Exhibit 4.31 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

4.20
Supplemental Indenture, dated as of December 21, 2015, to the Indenture, dated as of June 12, 2015, relating to Cequel Communications Holdings I, LLC's and Cequel Capital Corporation's 7 3/4% Senior Notes due 2025 (incorporated herein by reference to Exhibit 4.32 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

4.21	Indenture, dated as of January 29, 2018, relating to CSC Holdings, LLC's 5.375% Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on February 2, 2018)
4.22	Indenture, dated as of April 5, 2018, relating to Cequel Communications Holdings I, LLC's and Cequel Capital Corporation's 7.500% Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on April 6, 2018)

4.23	2023 Supplemental Indenture, dated as of October 17, 2018, between Altice US Finance I Corporation, as Issuer and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 19, 2018)
4.24	2026 Supplemental Indenture, dated as of October 17, 2018, between Altice US Finance I Corporation, as Issuer and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 19, 2018)
4.25	2025 Supplemental Indenture, dated as of October 17, 2018, between Cequel Communications Holdings I, LLC and Cequel Capital Corporation, as Co-Issuers and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 19, 2018)
4.26	2028 Supplemental Indenture, dated as of October 17, 2018, between Cequel Communications Holdings I, LLC and Cequel Capital Corporation, as Co-Issuers and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 19, 2018)
4.27
2023 New Notes Indenture, dated as of October 18, 2018, between, inter alios, Altice US Finance I Corporation, as Issuer and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 19, 2018)

4.28
2026 New Notes Indenture, dated as of October 18, 2018, between, inter alios, Altice US Finance I Corporation, as Issuer and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.6 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 19, 2018)

4.29	2021 May New Notes Indenture, dated as of October 18, 2018, between Cequel Communications Holdings I, LLC and Cequel Capital Corporation, as Co-Issuers and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.7 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 19, 2018)
4.30	2021 September New Notes Indenture, dated as of October 18, 2018, between Cequel Communications Holdings I, LLC and Cequel Capital Corporation, as Co-Issuers and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.8 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 19, 2018)

Exhibit No.	Exhibit Description

4.31	2025 New Notes Indenture, dated as of October 18, 2018, between Cequel Communications Holdings I, LLC and Cequel Capital Corporation, as Co-Issuers and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.9 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 19, 2018)
4.32	2028 New Notes Indenture, dated as of October 18, 2018, between Cequel Communications Holdings I, LLC and Cequel Capital Corporation, as Co-Issuers and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.10 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 19, 2018)
4.33
Senior Guaranteed Notes Indenture, dated as of November 27, 2018, between, inter alios, CSC Holdings, LLC, as Issuer and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018)

4.34
Senior Notes Indenture, dated as of November 27, 2018, between, inter alios, CSC Holdings, LLC, as Issuer and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018)

4.35
Supplemental Indenture dated as of November 27, 2018, between, inter alios, CSC, as issuer, the guarantors (named therein) and Deutsche Bank Trust Company Americas, as trustee, to the 2015 Senior Guaranteed Notes Indenture (incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018)

4.36
Supplemental Indenture dated as of November 27, 2018, between, inter alios, CSC, as issuer, the guarantors (named therein) and Deutsche Bank Trust Company Americas, as trustee, to the 2016 Senior Guaranteed Notes Indenture (incorporated herein by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018)

4.37
Supplemental Indenture dated as of November 27, 2018, between, inter alios, CSC, as issuer, the guarantors (named therein) and Deutsche Bank Trust Company Americas, as trustee, to the 2018 Senior Guaranteed Notes Indenture (incorporated herein by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018)

4.38
Joinder Agreement dated as of November 27, 2018, between, inter alios, the additional guarantors (named therein) to the Facility Guaranty (incorporated herein by reference to Exhibit 4.6 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018)

4.39
Joinder Agreement dated as of November 27, 2018, between, inter alios, the additional pledgors (named therein) to the Pledge Agreement (incorporated herein by reference to Exhibit 4.7 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018)

4.40	Indenture, dated as of January 31, 2019 between CSC Holdings, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on February 5, 2019)
4.41	Indenture, dated as of July 10, 2019 between CSC Holdings, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on July 12, 2019)
4.42	Supplemental Indenture, dated as of November 1, 2019, between, inter alios, CSC Holdings, LLC as successor issuer, Cablevision Systems Corporation as original issuer and U.S. Bank National Association, as Trustee, to the Cablevision 2022 Notes Indenture (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 4, 2019)
4.43*	Description of common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934

Exhibit No.	Exhibit Description
10.1	Credit Agreement, dated as of October 9, 2015, by and among CSC Holdings, LLC (as successor by merger to Neptune Finco Corp.), as borrower, certain lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and security agent, Barclays Bank plc and BNP Paribas Securities Corp., as co-syndication agents, Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., Royal Bank of Canada, Societe Generale, TD Securities (USA) LLC and the Bank of Nova Scotia, as co-documentation agents, and J.P. Morgan Securities LLC, Barclays Bank plc, BNP Paribas Securities Corp., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., Royal Bank of Canada, Societe Generale, TD Securities (USA) LLC and The Bank of Nova Scotia, as joint bookrunners and lead arrangers (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)
10.2	First Amendment to Credit Agreement, dated as of June 20, 2016 (incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)
10.3	Incremental Loan Assumption Agreement, dated as of June 21, 2016 (incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)
10.4	Incremental Loan Assumption Agreement, dated as of July 21, 2016 (incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)
10.5	Second Amendment to Credit Agreement (Extension Amendment), dated as of September 9, 2016 (incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)
10.6	Third Amendment to Credit Agreement (Extension Amendment, Incremental Loan Assumption Agreement & Assignment and Acceptance), dated as of December 9, 2016 (incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)
10.7	Fourth Amendment to Credit Agreement (Incremental Loan Assumption Agreement & Refinancing Amendment), dated as of March 15, 2017 (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)
10.8	Facility Guaranty, dated as of June 21, 2016, by and among the guarantors party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)
10.9	Pledge Agreement, dated as of June 21, 2016, by and among CSC Holdings, LLC, certain pledgors party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017
10.10	Fifth Amendment to Credit Agreement, dated as of January 12, 2018, by and among the Borrower, the Additional Lenders and Lead Arrangers party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on January 16, 2018)
10.11	Sixth Amendment, dated as of October 15, 2018, between, inter alios, CSC Holdings, LLC as Borrower, Goldman Sachs Bank USA as Additional Lender and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated herein by reference to Exhibit 4.11 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 19, 2018)
10.12	Seventh Amendment to Credit Agreement, dated as of January 24, 2019, by and among the Borrower, each of the other Loan Parties, the Lenders and JPMorgan Chase Bank, N.A. as the Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on January 30, 2019)
10.13	Eighth Amendment to Credit Agreement, dated as of February 7, 2019, by and among the Borrower, each of the other Loan Parties, the February 2019 Incremental Term Loan Lenders party thereto and JPMorgan Chase Bank, N.A. as the Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on February 8, 2019)

Exhibit No.	Exhibit Description

10.14	Eleventh Amendment to Credit Agreement, dated as of October 3, 2019, by and among the Borrower, each of the other Loan Parties, the Additional Lenders party thereto and JPMorgan Chase Bank, N.A. as the Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on October 7, 2019)
10.15	Altice USA Short Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on June 12, 2017)
10.16	Altice USA 2017 Long Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8 (File No. 333-228907) filed on December 19, 2018)
10.17	Altice USA 2017 Long Term Incentive Plan, Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on January 3, 2018)
10.18	Altice USA 2017 Long Term Incentive Plan, Form of Performance-Based Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K (File No. 001-38126) filed on March 6, 2018)
10.19	Master Separation Agreement, dated as of May 18, 2018, by and between Altice USA, Inc. and Altice N.V.(incorporated herein by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1/A (File No. 333-222475) filed on May 21, 2018)
10.20	Transition Agreement and Separation Agreement, dated April 8, 2019, by and between Altice USA, Inc. and David Connolly (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38126) filed on July 31, 2019)
10.21*	Separation Agreement, dated October 28, 2019, by and between Altice USA, Inc. and Charles Stewart
10.22*	Restriction Agreement, dated December 31, 2019, by and between Altice USA, Inc. and Dexter Goei
21*	List of subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Section 302 Certification of the CEO.
31.2*	Section 302 Certification of the CFO.
32*	Section 906 Certifications of the CEO and CFO.
101	The following financial statements of Altice USA, Inc.as included in the Altice USA Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 14, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.
104*	The cover page from this annual report on Form 10-K formatted in Inline XBRL

+ Shares of Class A common stock and Class B common stock of the Company will be issued in uncertificated form. Therefore, the Company has not filed specimen Class A common stock or Class B common stock certificates. Reference is made to Exhibits 3.1 and 3.2 hereto.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of February, 2020.

Altice USA, Inc.

By:	/s/ Michael J. Grau
Name:	Michael J. Grau
Title:	Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Grau and Michael E. Olsen, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated on behalf of the Registrant.

Signature	Title	Date
/s/ Dexter Goei	Chief Executive Officer and Director	February 14, 2020
Dexter Goei	(Principal Executive Officer)

/s/ Michael J. Grau	Chief Financial Officer	February 14, 2020
Michael J. Grau

/s/ Layth Taki	Senior Vice President and Chief Accounting Officer	February 14, 2020
Layth Taki	(Principal Accounting Officer)

/s/ Patrick Drahi	Chairman and Director	February 14, 2020
Patrick Drahi

/s/ Gerrit Jan Bakker	Director	February 14, 2020
Gerrit Jan Bakker

/s/ Manon Brouillette	Director	February 14, 2020
Manon Brouillette

/s/ David Drahi	Director	February 14, 2020
David Drahi

/s/ Mark Mullen	Director	February 14, 2020
Mark Mullen

/s/ Dennis Okhuijsen	Director	February 14, 2020
Dennis Okhuijsen

/s/ Charles Stewart	Director	February 14, 2020
Charles Stewart

/s/ Raymond Svider	Director	February 14, 2020
Raymond Svider

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Altice USA, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Altice USA, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 14, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 14, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Altice USA, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Altice USA, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission”, and our report dated February 14, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
•As discussed in Note 3 to the consolidated financial statements, the Company adopted ASU No. 2016-02 Leases (Topic 842) as of January 1, 2019.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of capitalization of subcontractor labor, internal labor, and other related costs
As discussed in Note 8 to the consolidated financial statements, the Company capitalizes materials, subcontractor labor, internal labor, and other related costs associated with the initial deployment of new customer premise equipment (“CPE”) using standard capitalization rates developed from actual costs and applicable operational data associated with connection activities. The departmental activities supporting the connection process are tracked through specific metrics, and the portion of departmental costs that is capitalized is determined through a time weighted activity allocation of costs incurred based on time studies used to estimate the average time spent on each activity.

We identified the evaluation of capitalization of subcontractor labor, internal labor, and other related costs as a critical audit matter. The Company’s methodology for calculating amounts to be capitalized requires inputs from various sources. Obtaining an understanding of the systems, databases, and processes used to accumulate the data for these inputs involved especially challenging auditor judgment and required significant auditor effort, including specialized knowledge related to information technology (IT) applications and databases. Specifically, evaluating the processes, and the related internal controls to determine the average amount of time required to perform CPE installation activities and to calculate the quantity of CPE deployed required significant auditor effort.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s capitalization process for subcontractor labor, internal labor, and other related costs, including general IT controls and IT applications controls. We involved IT professionals with specialized skills and knowledge, who assisted in evaluating these general IT controls and IT applications controls. We also assessed the Company’s manual controls related to the development and accumulation of data used within the methodology to calculate the amounts to be capitalized. We observed technicians perform CPE installations to corroborate our understanding of the installation activities. We evaluated the Company’s capitalization methodology for consistency with prior periods. We evaluated the costs included in the development of the capitalization rates by comparing to prior year costs, and considering current year expectations. We developed estimates of amounts to be capitalized and compared our expectations to the amounts recorded by the Company. We also assessed the relationships between the amounts capitalized by the Company to relevant expense account balances observed over time.
Evaluation of revenue
As discussed in Note 2 to the consolidated financial statements, the Company had $9.8 billion in revenues for the year ended December 31, 2019, of which $7.8 billion was residential related, $1.4 billion was business services related, and $476 million was advertising related. Each of these categories of revenue has multiple revenue streams, and the Company’s process for revenue recognition differs between these discrete revenue streams.
We identified the evaluation of revenue as a critical audit matter. Obtaining an understanding of the systems, databases, and processes used in the Company’s revenue recognition process involved especially challenging auditor judgment and required significant auditor effort, including specialized knowledge related to IT applications. Specifically, evaluating the processes and the related internal controls for multiple revenue streams, including the number of related IT applications required significant auditor effort.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s revenue recognition processes, including general IT controls and IT application controls. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications that are used by the Company in its revenue recognition processes. We observed technicians perform service installations to gain an understanding of the revenue related activities, including the use of IT applications. We evaluated the Company’s revenue recognition policies by examining the Company’s published terms and conditions, and analyzing a selection of customer contracts to understand the contractual terms and conditions. For certain revenue streams, we assessed the recorded revenue by comparing the total cash received during the year to the revenue recorded in the general ledger. For other revenue streams, we assessed the recorded revenue by selecting a sample of transactions and comparing the amounts recognized for consistency with underlying documentation.
/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
New York, NY
February 14, 2020

Report of Independent Registered Public Accounting Firm

The Board of Directors
CSC Holdings, LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CSC Holdings, LLC and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in total member’s equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
•As discussed in Note 3 to the consolidated financial statements, the Company adopted ASU No. 2016-02 Leases (Topic 842) as of January 1, 2019.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board United States (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
New York, New York
February 14, 2020

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2019 and 2018 (In thousands)

ASSETS

	December 31, 2019	December 31, 2018

Current Assets:
Cash and cash equivalents	$701,898	$298,781
Restricted cash	262	257
Accounts receivable, trade (less allowance for doubtful accounts of $14,683 and $13,520)	457,118	448,399
Prepaid expenses and other current assets	215,304	136,285
Amounts due from affiliates	6,774	17,557
Derivative contracts	—	1,975
Total current assets	1,381,356	903,254
Property, plant and equipment, net of accumulated depreciation of $5,276,921 and $4,044,671	5,753,401	5,828,881
Right-of-use operating lease assets	280,340	—
Investment securities pledged as collateral	1,931,697	1,462,626
Derivative contracts	25,207	109,344
Other assets	92,622	84,382
Amortizable intangibles, net of accumulated amortization of $3,670,679 and $2,882,787	3,481,109	4,192,824
Indefinite-lived cable television franchises	13,020,081	13,020,081
Goodwill	8,142,309	8,012,416
Total assets	$34,108,122	$33,613,808

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2019 and 2018
(In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2019	December 31, 2018
Current Liabilities:
Accounts payable	$799,618	$857,502
Interest payable	385,655	386,475
Accrued employee related costs	111,337	139,806
Amounts due to affiliates	7,456	26,096
Deferred revenue	124,777	140,053
Debt	170,682	158,625
Other current liabilities	378,954	312,634
Total current liabilities	1,978,479	2,021,191
Defined benefit plan obligations	57,190	96,794
Other liabilities	147,714	174,760
Deferred tax liability	4,762,595	4,723,937
Liabilities under derivative contracts	255,666	132,908
Right-of-use operating lease liability	269,062	—
Long-term debt, net of current maturities	24,249,603	22,653,975
Total liabilities	31,720,309	29,803,565
Commitments and contingencies (Note 17)
Redeemable equity	108,551	130,007
Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 457,207,079 and 446,749,307 issued and outstanding as of December 31, 2019 and 496,064,027 shares issued and outstanding as of December 31, 2018	4,572	4,961
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 186,245,832 shares outstanding as of December 31, 2019 and 212,976,259 shares outstanding as of December 31, 2018	1,862	2,130
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	2,039,918	3,423,803
Retained earnings	390,766	251,830
	2,437,118	3,682,724
Treasury stock, at cost (10,457,772 Class A common shares at December 31, 2019)	(163,904)	—
Accumulated other comprehensive loss	(3,250)	(11,783)
Total stockholders' equity	2,269,964	3,670,941
Noncontrolling interest	9,298	9,295
Total stockholders' equity	2,279,262	3,680,236
	$34,108,122	$33,613,808
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2019, 2018 and 2017
(In thousands, except per share amounts)

	2019	2018	2017
Revenue (including revenue from affiliates of $3,974, $2,575 and $1,100 respectively) (See Note 16)	$9,760,859	$9,566,608	$9,306,950
Operating expenses:
Programming and other direct costs (including charges from affiliates of $11,580, $7,261 and $4,176 respectively) (See Note 16)	3,300,528	3,173,076	3,035,655
Other operating expenses (including charges from affiliates of $8,355, $16,307 and $33,140 respectively) (See Note 16)	2,300,398	2,290,266	2,347,315
Restructuring and other expense	72,978	38,548	152,401
Depreciation and amortization (including impairments)	2,263,144	2,382,339	2,930,571
	7,937,048	7,884,229	8,465,942
Operating income	1,823,811	1,682,379	841,008
Other income (expense):
Interest expense (including interest expense to affiliates and related parties of $600 and $90,405 in 2018 and 2017, respectively) (See Note 16)	(1,536,559)	(1,556,282)	(1,603,132)
Interest income	5,709	10,856	1,921
Gain (loss) on investments and sale of affiliate interests, net	473,406	(250,877)	237,354
Gain (loss) on derivative contracts, net	(282,713)	218,848	(236,330)
Gain (loss) on interest rate swap contracts	(53,902)	(61,697)	5,482
Loss on extinguishment of debt and write-off of deferred financing costs (including $513,723 related to affiliates and related parties in 2017) (See Note 16)	(243,806)	(48,804)	(600,240)
Other income (expense), net	1,183	(12,484)	(13,651)
	(1,636,682)	(1,700,440)	(2,208,596)
Income (loss) before income taxes	187,129	(18,061)	(1,367,588)
Income tax benefit (expense)	(47,190)	38,655	2,862,352
Net income	139,939	20,594	1,494,764
Net income attributable to noncontrolling interests	(1,003)	(1,761)	(1,587)
Net income attributable to Altice USA, Inc. stockholders	$138,936	$18,833	$1,493,177
Income per share:
Basic income per share	$0.21	$0.03	$2.15
Basic weighted average common shares (in thousands)	660,384	730,088	696,055

Diluted income per share	$0.21	$0.03	$2.15
Diluted weighted average common shares (in thousands)	662,541	730,088	696,055
Cash dividends declared per common share	$—	$2.035	$1.29

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2019, 2018 and 2017
(In thousands)

	2019	2018	2017
Net income	$139,939	$20,594	$1,494,764
Other comprehensive income:
Defined benefit pension plans:
Unrecognized actuarial gain (loss)	12,074	830	(18,632)
Applicable income taxes	(3,644)	(220)	7,441
Unrecognized gain (loss) arising during period, net of income taxes	8,430	610	(11,191)
Amortization of actuarial losses	89	—	—
Applicable income taxes	(24)	—	—
Amortization of actuarial losses included in other expense, net of tax	65	—	—
Settlement loss included in other expense, net	1,643	1,268	1,845
Applicable income taxes	(441)	(342)	(738)
Settlement loss included in other expense, net, net of income taxes	1,202	926	1,107
Curtailment loss	—	—	(3,195)
Applicable income taxes	—	—	1,278
Curtailment loss, net of income taxes	—	—	(1,917)
Foreign currency translation adjustment	(1,164)	967	—
Applicable income taxes	—	(261)	—
Foreign currency translation adjustment, net	(1,164)	706	—
Other comprehensive income (loss)	8,533	2,242	(12,001)
Comprehensive income	148,472	22,836	1,482,763
Comprehensive income attributable to noncontrolling interests	(1,003)	(1,761)	(1,587)
Comprehensive income attributable to Altice USA, Inc. stockholders	$147,469	$21,075	$1,481,176

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Years ended December 31, 2019, 2018 and 2017 (In thousands)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2017	$—	$—	$3,003,554	$(963,312)	$1,979	$2,042,221	$287	$2,042,508
Net income attributable to stockholders	—	—	—	1,493,177	—	1,493,177	—	1,493,177
Net income attributable to noncontrolling interests	—	—	—	—	—	—	1,587	1,587
Pension liability adjustments, net of income taxes	—	—	—	—	(12,001)	(12,001)	—	(12,001)
Share-based compensation expense	—	—	57,430	—	—	57,430	—	57,430
Change in redeemable equity	—	—	(163,142)	—	—	(163,142)	—	(163,142)
Contributions from stockholders	—	—	51,135	—	—	51,135	—	51,135
Receivable from parent	—	—	(50,000)	—	—	(50,000)	—	(50,000)
Distributions to stockholders/non-controlling interest	—	—	(839,700)	—	—	(839,700)	(335)	(840,035)
Recognition of previously unrealized excess tax benefits related to share-based awards in connection with the adoption of ASU 2016-09	—	—	—	310,771	—	310,771	—	310,771
Issuance of common stock pursuant to organizational transactions prior to IPO	2,349	4,901	2,257,002	—	—	2,264,252	—	2,264,252
Issuance of common stock pursuant to IPO	121	—	348,950	—	—	349,071	—	349,071
Balance at December 31, 2017	$2,470	$4,901	$4,665,229	$840,636	$(10,022)	$5,503,214	$1,539	$5,504,753

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued) Years ended December 31, 2019, 2018 and 2017 (In thousands)
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

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued) Years ended December 31, 2019, 2018 and 2017 (In thousands)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2019	$4,961	$2,130	$3,423,803	$251,830	$—	$(11,783)	$3,670,941	$9,295	$3,680,236
Net income attributable to stockholders	—	—	—	138,936	—	—	138,936	—	138,936
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	1,003	1,003
Distributions to noncontrolling interests	—	—	—	—		—	—	(1,000)	(1,000)
Pension liability adjustments, net of income taxes	—	—	—	—	—	9,697	9,697	—	9,697
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(1,164)	(1,164)	—	(1,164)
Share-based compensation expense (equity classified)	—	—	99,077	—	—	—	99,077	—	99,077
Redeemable equity vested			187,966		—		187,966	—	187,966
Change in redeemable equity	—	—	(166,511)	—	—	—	(166,511)	—	(166,511)
Class A shares acquired through share repurchase program and retired	(727)	—	(1,686,146)	—	—	—	(1,686,873)	—	(1,686,873)
Conversion of Class B to Class A shares	268	(268)	—	—	—	—	—	—	—
Issuance of common shares pursuant to employee long term incentive plan	65	—	7,099	—	(42)	—	7,122	—	7,122
Issuance of common shares to acquire partnership interests in Neptune LP	—	—	163,862	—	(163,862)	—	—	—	—
Class A shares issued in connection with acquisition	5	—	10,768	—	—	—	10,773	—	10,773
Balance at December 31, 2019	$4,572	$1,862	$2,039,918	$390,766	$(163,904)	$(3,250)	$2,269,964	$9,298	$2,279,262

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2019, 2018 and 2017
(In thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$139,939	$20,594	$1,494,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	2,263,144	2,382,339	2,930,571
Non-cash restructuring charges	16,826	—	—
Equity in net loss of affiliates	—	10,849	10,040
Loss (gain) on investments and sale of affiliate interests, net	(473,406)	250,877	(237,354)
Loss (gain) on derivative contracts, net	282,713	(218,848)	236,330
Loss on extinguishment of debt and write-off of deferred financing costs	243,806	48,804	600,240
Amortization of deferred financing costs and discounts (premiums) on indebtedness	106,214	85,121	31,046
Settlement loss related to pension plan	1,732	1,268	1,845
Share-based compensation expense related to equity classified awards	99,078	59,812	57,430
Deferred income taxes	14,931	(67,603)	(2,880,154)
Non-cash lease expense	46,581	—	—
Provision for doubtful accounts	91,520	71,426	74,183
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(91,718)	(144,079)	(89,683)
Other receivables	(21,755)	4,246	(12,835)
Prepaid expenses and other assets	(100,343)	(14,889)	(7,426)
Amounts due from and due to affiliates	(7,857)	11,049	(34,326)
Accounts payable	(33,107)	12,455	73,888
Accrued liabilities	(44,083)	(130,631)	(241,701)
Deferred revenue	(10,384)	72,426	12,310
Liabilities related to interest rate swap and derivative contracts	30,338	53,101	(921)
Net cash provided by operating activities	2,554,169	2,508,317	2,018,247
Cash flows from investing activities:
Capital expenditures	(1,355,350)	(1,153,589)	(951,349)
Payment for acquisitions, net of cash acquired	(172,269)	(10,753)	(46,703)
Sale of affiliate interest	1,958	(3,537)	—
Proceeds related to sale of equipment, including costs of disposal	3,909	10,779	9,743
Decrease (increase) in other investments	354	9,327	(4,773)
Settlement of put call options	—	—	(97,410)
Additions to other intangible assets	(4,071)	(584)	(1,707)
Net cash used in investing activities	(1,525,469)	(1,148,357)	(1,092,199)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) Years ended December 31, 2019, 2018 and 2017 (In thousands)
	2019	2018	2017
Cash flows from financing activities:
Proceeds from credit facility debt, net of discounts	5,040,000	3,489,313	5,593,675
Repayment of credit facility debt	(3,832,062)	(2,221,175)	(4,411,581)
Issuance of senior notes, including premiums	4,054,375	2,050,000	—
Redemption of senior notes, including premiums and fees	(4,225,786)	(2,628,962)	(1,729,400)
Proceeds from collateralized indebtedness, net	93,000	516,513	838,794
Repayment of collateralized indebtedness and related derivative contracts, net	—	(516,513)	(831,059)
Dividends to stockholders	—	(1,499,935)	(919,317)
Proceeds from notes payable	65,854	15,955	33,733
Repayment of notes payable	(102,066)	(32,632)	—
Principal payments on finance lease obligations	(8,980)	(10,228)	(15,157)
Purchase of shares of Altice USA, Inc. Class A common stock, pursuant to a share repurchase program	(1,686,873)	(500,000)	—
Additions to deferred financing costs	(23,583)	(28,468)	(8,600)
Other	—	(859)	—
Proceeds from stock option exercises	3,209	—	—
Contingent payment for acquisition	(500)	(30,000)	—
Proceeds from IPO, net of fees	—	—	349,071
Contributions from stockholders	—	—	1,135
Contributions from (distributions to) noncontrolling interests, net	(1,000)	5,995	(335)
Net cash used in financing activities	(624,412)	(1,390,996)	(1,099,041)
Net increase (decrease) in cash and cash equivalents	404,288	(31,036)	(172,993)
Effect of exchange rate changes on cash and cash equivalents	(1,166)	(26)	—
Net increase (decrease) in cash and cash equivalents	403,122	(31,062)	(172,993)
Cash, cash equivalents and restricted cash at beginning of year	299,038	330,100	503,093
Cash, cash equivalents and restricted cash at end of year	$702,160	$299,038	$330,100

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2019 and 2018 (In thousands)
ASSETS
	December 31, 2019	December 31, 2018
Current Assets:
Cash and cash equivalents	$697,741	$298,527
Restricted cash	262	257
Accounts receivable, trade (less allowance for doubtful accounts of $14,683 and $13,520)	457,118	448,399
Prepaid expenses and other current assets	211,642	141,267
Amounts due from affiliates	6,774	4,385
Derivative contracts	—	1,975
Total current assets	1,373,537	894,810
Property, plant and equipment, net of accumulated depreciation of $5,276,921 and $4,044,671	5,753,401	5,828,881
Right-of-use operating lease assets	280,340	—
Investment securities pledged as collateral	1,931,697	1,462,626
Derivative contracts	25,207	109,344
Other assets	92,622	65,183
Amortizable intangibles, net of accumulated amortization of $3,670,679 and $2,882,787	3,481,109	4,192,824
Indefinite-lived cable television franchises	13,020,081	13,020,081
Goodwill	8,142,309	8,012,416
Total assets	$34,100,303	$33,586,165

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) December 31, 2019 and 2018 (In thousands, except per membership unit amounts)
LIABILITIES AND MEMBER'S EQUITY	December 31, 2019	December 31, 2018
Current Liabilities:
Accounts payable	$799,618	$857,502
Interest Payable	385,655	366,644
Accrued employee related costs	111,337	139,806
Amounts due to affiliates	7,456	179,417
Deferred revenue	124,777	140,053
Debt	170,682	158,625
Other current liabilities	378,948	301,783
Total current liabilities	1,978,473	2,143,830
Defined benefit plan obligations	57,190	96,794
Other liabilities	147,714	174,757
Deferred tax liability	4,980,599	5,349,947
Liabilities under derivative contracts	255,666	132,908
Right-of-use operating lease liability	269,062	—
Long-term debt, net of current maturities	24,249,603	21,558,782
Total liabilities	31,938,307	29,457,018
Commitments and contingencies (Note 17)
Redeemable equity	108,551	130,007
Member's Equity:
Retained earnings	13,515	549,691
Other member's equity (100 membership units issued and outstanding)	2,033,882	3,451,937
	2,047,397	4,001,628
Accumulated other comprehensive loss	(3,250)	(11,783)
Total member's equity	2,044,147	3,989,845
Noncontrolling interest	9,298	9,295
Total member's equity	2,053,445	3,999,140
	$34,100,303	$33,586,165
See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2019, 2018 and 2017
(In thousands)

	2019	2018	2017
Revenue (including revenue from affiliates of $3,974, $2,575 and $1,100 respectively) (See Note 16)	$9,760,859	$9,566,608	$9,306,950
Operating expenses:
Programming and other direct costs (including charges from affiliates of $11,580, $7,261 and $4,176 respectively) (See Note 16)	3,300,528	3,173,076	3,035,655
Other operating expenses (including charges from affiliates of $8,355, $16,307 and $33,140 respectively) (See Note 16)	2,300,398	2,290,266	2,347,315
Restructuring and other expense	72,978	38,548	152,283
Depreciation and amortization (including impairments)	2,263,144	2,382,339	2,930,571
	7,937,048	7,884,229	8,465,824
Operating income	1,823,811	1,682,379	841,126
Other income (expense):
Interest expense (including interest expense to affiliates and related parties of $600 in 2018) (See Note 16)	(1,455,302)	(1,253,176)	(1,128,317)
Interest income (including interest income to affiliates and related parties of $2,429 and $6,496 in 2018 and 2017 respectively) (See Note 16)	5,709	13,228	1,039
Gain (loss) on investments and sale of affiliate interests, net	473,406	(261,536)	237,354
Gain (loss) on derivative contracts, net	(282,713)	218,848	(138,920)
Gain (loss) on interest rate swap contracts	(53,902)	(61,697)	5,482
Loss on extinguishment of debt and write-off of deferred financing costs	(228,130)	(7,883)	(53,988)
Other income (expense), net	1,181	(12,274)	(13,651)
	(1,539,751)	(1,364,490)	(1,091,001)
Income (loss) before income taxes	284,060	317,889	(249,875)
Income tax benefit (expense)	(71,243)	(57,563)	2,827,751
Net income	212,817	260,326	2,577,876
Net income attributable to noncontrolling interests	(1,003)	(1,761)	(1,587)
Net income attributable to CSC Holdings, LLC sole member	$211,814	$258,565	$2,576,289

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2019, 2018 and 2017
(In thousands)

	2019	2018	2017
Net income	$212,817	$260,326	$2,577,876
Other comprehensive income:
Defined benefit pension plans:
Unrecognized actuarial gain (loss)	12,074	830	(18,632)
Applicable income taxes	(3,644)	(220)	7,441
Unrecognized gain (loss) arising during period, net of income taxes	8,430	610	(11,191)
Amortization of actuarial losses	89	—	—
Applicable income taxes	(24)	—	—
Amortization of actuarial losses included in other expense, net of tax	65	—	—
Settlement loss included in other expense, net	1,643	1,268	1,845
Applicable income taxes	(441)	(342)	(738)
Settlement loss included in other expense, net, net of income taxes	1,202	926	1,107
Curtailment loss	—	—	(3,195)
Applicable income taxes	—	—	1,278
Curtailment loss, net of income taxes	—	—	(1,917)
Foreign currency translation adjustment	(1,164)	967	—
Applicable income taxes	—	(261)	—
Foreign currency translation adjustment, net	(1,164)	706	—
Other comprehensive income (loss)	8,533	2,242	(12,001)
Comprehensive income	221,350	262,568	2,565,875
Comprehensive income attributable to noncontrolling interests	(1,003)	(1,761)	(1,587)
Comprehensive income attributable to CSC Holdings, LLC's sole member	$220,347	$260,807	$2,564,288

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S EQUITY
(In thousands)

	Accumulated Deficit/Retained Earnings	Other Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total Member's Equity	Noncontrolling Interests	Total Equity

Balance at January 1, 2017	$(685,576)	$9,542,074	$1,979	$8,858,477	$287	$8,858,764
Net income attributable to CSC Holdings' sole member	2,576,289	—	—	2,576,289	—	2,576,289
Net income attributable to noncontrolling interests	—	—	—	—	1,587	1,587
Pension liability adjustments, net of income taxes	—	—	(12,001)	(12,001)	—	(12,001)
Share-based compensation expense	—	57,430	—	57,430	—	57,430
Change in redeemable equity	—	(163,141)	—	(163,141)	—	(163,141)
Contributions from Cablevision	—	761,316	—	761,316	—	761,316
Cash distributions to Cablevision	—	(2,777,498)	—	(2,777,498)	—	(2,777,498)
Distributions to non-controlling interest	—	—	—	—	(335)	(335)
Recognition of previously unrealized excess tax benefits of share-based awards in connection with ASU 2016-09	143,859	—	—	143,859	—	143,859
Balance at December 31, 2017	$2,034,572	$7,420,181	$(10,022)	$9,444,731	$1,539	$9,446,270

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S EQUITY (continued)
(In thousands)

	Retained Earnings	Other Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total Member's Equity	Noncontrolling Interests	Total Equity

Balance at January 1, 2018	$2,034,572	$7,420,181	$(10,022)	$9,444,731	$1,539	$9,446,270
Net income attributable to CSC Holdings' sole member	258,565	—	—	258,565	—	258,565
Net income attributable to noncontrolling interests	—	—	—	—	1,761	1,761
Contributions from noncontrolling interests	—	—	—	—	5,995	5,995
Pension liability adjustments, net of income taxes	—	—	1,536	1,536	—	1,536
Foreign currency translation adjustment, net of income taxes	—	—	706	706	—	706
Share-based compensation expense	—	59,812	—	59,812	—	59,812
Redeemable equity vested	—	169,452	—	169,452	—	169,452
Change in redeemable equity	—	(68,169)	—	(68,169)	—	(68,169)
Cash distributions	(1,672,031)	(1,386,716)	—	(3,058,747)	—	(3,058,747)
Contributions from Cablevision	—	50,000	—	50,000	—	50,000
Impact of i24 Acquisition	(73,578)	61,769	(1,840)	(13,649)	—	(13,649)
Adoption of ASU No. 2018-02	2,163	—	(2,163)	—	—	—
Cequel debt exchanged for CSC Holdings debt	—	(2,854,392)	—	(2,854,392)	—	(2,854,392)
Balance at December 31, 2018	$549,691	$3,451,937	$(11,783)	$3,989,845	$9,295	$3,999,140

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S EQUITY (continued)
(In thousands)

	Retained Earnings	Other Member's Equity	Accumulated Other Comprehensive Loss	Total Member's Equity	Noncontrolling Interests	Total Equity

Balance at January 1, 2019	$549,691	$3,451,937	$(11,783)	$3,989,845	$9,295	$3,999,140
Net income attributable to CSC Holdings' sole member	211,814	—	—	211,814	—	211,814
Net income attributable to noncontrolling interests	—	—	—	—	1,003	1,003
Distributions to noncontrolling interests	—	—	—	—	(1,000)	(1,000)
Pension liability adjustments, net of income taxes	—	—	9,697	9,697	—	9,697
Foreign currency translation adjustment, net of income taxes	—	—	(1,164)	(1,164)	—	(1,164)
Share-based compensation expense	—	99,077	—	99,077	—	99,077
Redeemable equity vested	—	187,967	—	187,967	—	187,967
Change in redeemable equity	—	(166,511)	—	(166,511)	—	(166,511)
Cash distributions to parent	(747,990)	(1,531,482)	—	(2,279,472)	—	(2,279,472)
Non-cash contributions from parent	—	151,455	—	151,455	—	151,455
Impact of Cheddar acquisition	—	10,773	—	10,773	—	10,773
Assumption of Cablevision debt and acquisition of Cablevision assets	—	(169,334)	—	(169,334)	—	(169,334)
Balance at December 31, 2019	13,515	2,033,882	(3,250)	2,044,147	9,298	2,053,445

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Cash flows from operating activities:
Net income	$212,817	$260,326	$2,577,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	2,263,144	2,382,339	2,930,571
Non-cash restructuring charges	16,826	—	—
Equity in net loss of affiliates	—	10,849	10,040
Loss (gain) on investments and sale of affiliate interests, net	(473,406)	261,536	(237,354)
Loss (gain) on derivative contracts, net	282,713	(218,848)	138,920
Loss on extinguishment of debt and write-off of deferred financing costs	228,130	7,883	53,988
Amortization of deferred financing costs and discounts (premiums) on indebtedness	90,706	43,135	13,226
Settlement loss related to pension plan	1,732	1,268	1,845
Share-based compensation expense related to equity classified awards	99,078	59,812	57,430
Deferred income taxes	(238,709)	(251,593)	(3,026,782)
Non-cash lease expense	46,581	—	—
Provision for doubtful accounts	91,520	71,426	74,183
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(91,718)	(144,079)	(89,683)
Other receivables	(12,512)	4,048	(12,707)
Prepaid expenses and other assets	(100,343)	(27,986)	(12,135)
Amounts due from and due to affiliates	247,917	175,159	(413,930)
Accounts payable	(33,107)	12,455	73,888
Accrued liabilities	(27,581)	(7,182)	(97,154)
Deferred revenue	(10,384)	72,426	20,634
Liabilities related to interest rate swap and derivative contracts	30,338	53,101	(921)
Net cash provided by operating activities	2,623,742	2,766,075	2,061,935
Cash flows from investing activities:
Capital expenditures	(1,355,350)	(1,153,589)	(951,349)
Payment for acquisitions, net of cash acquired	(172,269)	(10,753)	(46,703)
Sale of affiliate interest	1,958	(3,537)	—
Proceeds related to sale of equipment, including costs of disposal	3,909	10,779	9,743
Decrease (increase) in other investments	354	(2,500)	(4,773)
Additions to other intangible assets	(4,071)	(584)	(1,707)
Net cash used in investing activities	(1,525,469)	(1,160,184)	(994,789)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) Years ended December 31, 2019, 2018 and 2017
	2019	2018	2017
Cash flows from financing activities:
Proceeds from credit facility debt, net of discounts	5,040,000	3,489,313	5,593,675
Repayment of credit facility debt	(3,832,062)	(2,221,175)	(4,411,581)
Issuance of senior notes, including premiums	4,054,375	1,000,000	—
Redemption of senior notes, including premiums and fees	(3,703,454)	(805,206)	(350,120)
Proceeds from collateralized indebtedness, net	93,000	516,513	838,794
Repayment of collateralized indebtedness and related derivative contracts, net	—	(516,513)	(831,059)
Distributions to parent	(2,279,472)	(3,058,750)	(2,777,497)
Contributions from parent	—	50,000	761,316
Proceeds from notes payable	65,854	15,955	33,733
Repayment of notes payable	(102,066)	(32,632)	—
Principal payments on finance lease obligations	(8,980)	(10,228)	(15,157)
Additions to deferred financing costs	(23,583)	(28,471)	(8,171)
Contingent payment for acquisition	(500)	(30,000)	—
Contributions from (distributions to) noncontrolling interests, net	(1,000)	5,995	(335)
Net cash used in financing activities	(697,888)	(1,625,199)	(1,166,402)
Net increase (decrease) in cash and cash equivalents	400,385	(19,308)	(99,256)
Effect of exchange rate changes on cash and cash equivalents	(1,166)	(26)	—
Net increase (decrease) in cash and cash equivalents	399,219	(19,334)	(99,256)
Cash, cash equivalents and restricted cash at beginning of year	298,784	318,118	417,374
Cash, cash equivalents and restricted cash at end of year	$698,003	$298,784	$318,118

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

NOTE 1. DESCRIPTION OF BUSINESS AND RELATED MATTERS
The Company and Related Matters
Altice USA, Inc. ("Altice USA") was incorporated in Delaware on September 14, 2015. Through June 8, 2018, Altice USA was majority-owned by Altice Europe N.V. ("Altice Europe"), a public company with limited liability (naamloze vennootshcap) under Dutch law. On June 8, 2018, Altice Europe distributed substantially all of its equity interest in the Company through a distribution in kind to holders of Altice Europe's common shares A and common shares B (the “Distribution”). Altice USA is now majority-owned by Patrick Drahi through Next Alt. S.a.r.l. ("Next Alt").
Altice USA is a holding company that does not conduct any business operations of its own. Altice Europe, through a subsidiary, acquired Cequel Corporation ("Cequel" or "Suddenlink") on December 21, 2015 and Cequel was contributed to Altice USA on June 9, 2016. Altice USA acquired Cablevision Systems Corporation ("Cablevision" or "Optimum") on June 21, 2016.
Altice USA, through CSC Holdings, LLC (a wholly-owned subsidiary of Cablevision) and its consolidated subsidiaries ("CSC Holdings," and collectively with Altice USA, the "Company"), principally provides broadband communications and video services in the United States. It markets its residential services primarily under two brands: Optimum, in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. It operates enterprise services under the brands Lightpath and Altice Business. It delivers broadband, video, telephony services, proprietary content and advertising services to residential and business customers. In September 2019, the Company launched Altice Mobile, a full service voice and data offering, to consumers across its footprint. As these brands are managed on a consolidated basis, the Company classifies its operations in one segment.
The accompanying combined consolidated financial statements ("consolidated financial statements") of Altice USA include the accounts of Altice USA and its majority-owned subsidiaries and the accompanying consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries and gives effect to the ATS Acquisition and the i24 Acquisition discussed below. Altice USA has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Altice USA. The consolidated balance sheets and statements of operations of Altice USA are essentially identical to the consolidated balance sheets and statements of operations of CSC Holdings, with the following significant exceptions: Altice USA has additional cash and deferred taxes on its consolidated balance sheet and as of December 31, 2018, Altice USA also had additional senior notes aggregating $1,095,193 issued by Cablevision Systems Corporation, its wholly owned subsidiary, on its consolidated balance sheet. In addition, CSC Holdings and its subsidiaries have certain intercompany receivables from and payables to Altice USA. Differences between Altice USA's results of operations and those of CSC Holdings primarily include incremental interest expense for periods prior to the assumption of Cablevision senior notes by CSC Holdings in November 2019, interest income, loss on extinguishment of debt, the write-off of deferred financing costs, and income tax benefit.
The combined notes to the consolidated financial statements relate to the Company, which, except as noted, are essentially identical for Altice USA and CSC Holdings. All significant intercompany transactions and balances between Altice USA and CSC Holdings and their respective consolidated subsidiaries are eliminated in both sets of consolidated financial statements. Intercompany transactions between Altice USA and CSC Holdings are not eliminated in the CSC Holdings consolidated financial statements, but are eliminated in the Altice USA consolidated financial statements.
The accompanying consolidated financial statements also reflect the retrospective adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers and ASU No. 2017‑07 Compensation-Retirement Benefits (Topic 715). See Note 4 for further details of the impact on the Company's historical financial statements.
The financial statements of CSC Holdings are included herein as supplemental information as CSC Holdings is not an SEC registrant.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Acquisition of Neptune Holding US Limited Partnership
In December 2019, Altice USA entered into an agreement with CVC 3 B.V., an indirect subsidiary of Altice Europe ("CVC 3"), whereby CVC 3 assigned all of its interest (the "Partnership Interest") in Neptune Holding US Limited Partnership (“Neptune LP”) to Altice USA in exchange for 6,290,292 shares of Class A common stock of Altice USA with an aggregate value of $163,862. At the time of the assignment, the Partnership Interest represented 6,290,292 shares of Class A common stock of Altice USA held by Neptune LP. As a result of this transaction, Altice USA obtained control of Neptune LP and accordingly, Neptune LP is consolidated within the Altice USA financial statements. The assets of Neptune LP which consisted solely of shares of class A common stock of Altice USA are presented as treasury stock in the consolidated balance sheet of Altice USA at December 31, 2019.
Acquisition of Altice Technical Services US Corp
Altice Technical Services US Corp. ("ATS") was formed to provide network construction and maintenance services and commercial and residential installations, disconnections, and maintenance. During the second quarter of 2017, a portion of the Company's technical workforce became employees of ATS and ATS commenced operations and began to perform services for the Company. Another portion of the Company's technical workforce became employees of ATS in December 2017. Additionally, in the second quarter of 2017, the Company entered into an Independent Contractor Agreement with ATS that governed the terms of the services provided to the Company and entered into a Transition Services Agreement for the use of the Company's resources to provide various overhead functions to ATS, including accounting, legal and human resources and for the use of certain facilities, vehicles and technician tools during a transitional period. The Transition Services Agreement required ATS to reimburse the Company for its cost to provide such services.
In January 2018, the Company acquired 70% of the equity interests in ATS for $1.00 (the "ATS Acquisition") and the Company became the owner of 100% of the equity interests in ATS in March 2018. ATS was previously owned by Altice Europe and a member of ATS's management through a holding company. As the acquisition is a combination of businesses under common control, the Company combined the results of operations and related assets and liabilities of ATS for all periods since its formation. See Note 4 for the impact of the ATS Acquisition on the Company's consolidated statement of operations for the year ended December 31, 2017. In connection with the ATS Acquisition, the Company recorded goodwill of $23,101, representing the amount previously transferred to ATS.
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
Initial Public Offering
In June 2017, Altice USA completed its initial public offering ("IPO") of 71,724,139 shares of its Class A common stock (12,068,966 shares sold by Altice USA and 59,655,173 shares sold by existing stockholders) at a price to the public of $30.00 per share, including the underwriters full exercise of their option to purchase 7,781,110 shares to cover overallotments. At the date of the IPO, Altice Europe owned approximately 70.2% of Altice USA''s issued and outstanding common stock, which represented approximately 98.2% of the voting power of Altice USA's outstanding common stock. Altice USA’s Class A common stock began trading on June 22, 2017, on the New York Stock Exchange under the symbol "ATUS".
In connection with the sale of its Class A common stock, Altice USA received proceeds of approximately $362,069, before deducting the underwriting discount and expenses directly related to the issuance of the securities of $12,998. Altice USA did not receive any proceeds from the sale of shares by the selling stockholders. In July 2017, the Altice USA used approximately $350,120 of the proceeds to fund the redemption of $315,779 principal amount of 10.875% senior notes that matured in 2025 issued by CSC Holdings and the related call premium of approximately $34,341.
The following organizational transactions were consummated prior to the IPO:
•Altice USA amended and restated its certificate of incorporation to, among other things, provide for Class A common stock, Class B common stock and Class C common stock;

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

•BC Partners LLP ("BCP") and Canada Pension Plan Investment Board ("CPPIB" and together with BCP, the "Sponsors") and Uppernext S.C.S.p. ("Uppernext"), an entity controlled by Mr. Patrick Drahi (founder and controlling stockholder of Altice Europe), exchanged their indirect ownership interest in Altice USA for shares of Altice USA’s common stock;
•Neptune Management LP ("Management LP") redeemed its Class B units for shares of Altice USA’s common stock that it received from the redemption of its Class B units in Neptune LP;
•Altice USA converted $525,000 aggregate principal amount of notes issued by Altice USA to the Sponsors (together with accrued and unpaid interest and applicable premium) into shares of Altice USA’s common stock at the IPO price (see Note 11 for further details);
•$1,225,000 aggregate principal amount of notes issued by Altice USA to a subsidiary of Altice Europe (together with accrued and unpaid interest and applicable premium) was transferred to CVC 3 B.V., and then Altice USA converted such notes into shares of Altice USA’s common stock at the IPO price (see Note 11 for further details);
•the Sponsors, Neptune LP, A4 S.A. (an entity controlled by the family of Mr. Drahi), and former Class B unitholders of Management LP (including Uppernext) exchanged shares of Altice USA’s common stock for new shares of Altice USA’s Class A common stock; and
•CVC 3 and A4 S.A. exchanged shares of Altice USA’s common stock for new shares of Altice USA’s Class B common stock.
Altice Europe Distribution
On June 8, 2018, Altice Europe distributed substantially all of its equity interest in Altice USA through a distribution in kind to holders of Altice Europe's common shares A and common shares B (the "Distribution'). The Distribution took place by way of a special distribution in kind by Altice Europe of its 67.2% interest in Altice USA to Altice Europe shareholders. Each shareholder of Altice Europe on May 23, 2018, the Distribution record date, received 0.4163 shares of Altice USA's common stock for every share held by such shareholder in Altice Europe.
Prior to Altice Europe's announcement of the Distribution, the Board of Directors of Altice USA, acting through its independent directors, approved the payment of a $2.035 per share dividend to all shareholders of record on May 22, 2018. The payment of the dividend, aggregating $1,499,935, was made on June 6, 2018, and was funded with cash at CSC Holdings from financings completed in January 2018, and cash generated from operations. In connection with the payment of the dividend, Altice USA recorded a decrease in retained earnings of $536,224, representing the cumulative earnings through the payment date, and a decrease in paid in capital of $963,711.
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
Stock Repurchase Plan
In June 2018, the Board of Directors of Altice USA authorized a share repurchase program of $2.0 billion, and on July 30, 2019, the Board of Directors authorized a new incremental three-year share repurchase program of $5.0 billion that took effect following the completion in August 2019 of the $2.0 billion repurchase program. Under these repurchase programs, shares of Altice USA Class A common stock may be purchased from time to time in the open market and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Size and timing of these purchases will be determined based on market conditions and other factors.
For the year ended December 31, 2019, Altice USA repurchased an aggregate of 72,668,712 shares for a total purchase price of approximately $1,686,873. From inception through December 31, 2019, Altice USA repurchased an aggregate of 100,697,392 shares for a total purchase price of approximately $2,186,874. These acquired shares were retired and the cost of these shares was recorded in paid in capital in Altice USA's consolidated balance sheet.  As of December 31, 2019, Altice USA had approximately $4,813,126 of availability remaining under the incremental share repurchase program and had 632,995,139 combined Class A and Class B shares outstanding.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Summary of Significant Accounting Policies
Revenue Recognition
Residential Services
The Company derives revenue through monthly charges to residential customers of its broadband, video, and telephony services, including installation services. In addition, the Company derives revenue from digital video recorder ("DVR"), video-on-demand ("VOD"), pay-per-view, and home shopping commissions which are reflected in "Residential video" revenues. The Company recognizes broadband, video, and telephony revenues as the services are provided to a customer on a monthly basis. Revenue from the sale of bundled services at a discounted rate is allocated to each product based on the standalone selling price of each performance obligation within the bundled offer. The standalone selling price requires judgment and is typically determined based on the current prices at which the separate services are sold by the Company. Installation revenue for the Company's residential services is deferred and recognized over the benefit period, which is estimated to be less than one year. The estimated benefit period takes into account both quantitative and qualitative factors including the significance of average installation fees to total recurring revenue per customer.
The Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  In instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the years ended December 31, 2019, 2018 and 2017, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $254,227, $257,467 and $259,075, respectively.
Business and Wholesale Revenue
The Company derives revenue from the sale of products and services to both large enterprise and small and medium-sized business ("SMB") customers, including broadband, telephony, networking, and video services reflected in "Business services and wholesale" revenues. The Company's business services also include Ethernet, data transport, and IP-based virtual private networks. The Company also provides managed services to businesses, including hosted telephony services (cloud based SIP-based private branch exchange), managed WiFi, managed desktop and server backup and managed collaboration services including audio and web conferencing. The Company also offers fiber-to-the-tower services to wireless carriers for cell tower backhaul and enable wireline communications service providers to connect to customers that their own networks do not reach. The Company recognizes revenues for these services as the services are provided to a customer on a monthly basis.
Substantially all of our SMB customers are billed monthly and large enterprise customers are billed in accordance with the terms of their contracts which is typically also on a monthly basis. Contracts with large enterprise customers typically range from three years to five years. Installation revenue related to our large enterprise customers is deferred and recognized over the average contract term. Installation revenue related to SMB customers is deferred and recognized over the benefit period, which is less than one year. The estimated benefit period for SMB customers takes into account both quantitative and qualitative factors including the significance of average installation fees to total recurring revenue per customer.
News and Advertising Revenue
As part of the agreements under which the Company acquires video programming, the Company typically receives an allocation of scheduled advertising time during such programming into which the Company's cable systems can insert commercials. In several of the markets in which the Company operates, it has entered into agreements commonly referred to as interconnects with other cable operators to jointly sell local advertising. In some of these markets, the Company represents the advertising sales efforts of other cable operators; in other markets, other cable operators represent the Company. Advertising revenues are recognized when commercials are aired. Arrangements in which the Company controls the sale of advertising and acts as the principal to the transaction, the Company recognizes revenue earned from the advertising customer on a gross basis and the amount remitted to the distributor as an operating expense. Arrangements in which the Company does not control the sale of advertising and acts as an agent to the transaction, the Company recognizes revenue net of any fee remitted to the distributor.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Affiliation fee revenue derived by our news business is recognized as the programming services are provided.
Mobile Revenue
In September 2019, the Company commercially launched Altice Mobile, a mobile service providing data, talk and text to consumers in or near our service areas. Customers can purchase or finance a variety of mobile devices. Revenue from the sales of devices is recognized at the time of sale. Customers are billed monthly, in advance, for access to and usage of our mobile services. The Company recognizes mobile service revenue as the services are provided to the customers.
Other Revenue
Revenues derived from other sources are recognized when services are provided or events occur.
Contract Assets
Incremental costs incurred in obtaining a contract with a customer are deferred and recorded as a contract asset if the period of benefit is expected to be greater than one year. Sales commissions for enterprise and certain SMB customers are deferred and amortized over the average contract term. For sales commission expenses related to residential and SMB customers with a term of one year or less, the Company is utilizing the practical expedient and is recognizing the costs when incurred.  The costs of fulfilling a contract with a customer are deferred and recorded as a contract asset if they generate or enhance resources of the Company that will be used in satisfying future performance obligations and are expected to be recovered. Installation costs related to residential and SMB customers that are not capitalized as part of the initial deployment of new customer premise equipment are expensed as incurred pursuant to industry-specific guidance.
The following table provides information about contracts assets and contract liabilities related to contracts with customers:

	December 31,
	2019	2018
Contract assets (a)	$30,758	$26,405
Deferred revenue (b)	182,034	190,056

(a)Contract assets include primarily sales commissions for enterprise customers that are deferred and amortized over the average contract term.
(b)Deferred revenue represents payments received from customers for services that have yet to be provided and installation revenue which is deferred and recognized over the benefit period. A portion of the Company's deferred revenue represents payments for services for up to one month in advance from residential and SMB customers which is realized within the following month as services are performed and the remaining portion is recognized over the contract period.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following table presents the composition of revenue:

	Years Ended December 31,
	2019	2018	2017
Residential:
Broadband	$3,222,605	$2,887,455	$2,608,595
Video	3,997,873	4,156,428	4,274,122
Telephony	598,694	652,895	700,765
Business services and wholesale	1,428,532	1,362,758	1,298,213
News and advertising	475,904	487,264	396,187
Mobile	21,264	—	—
Other	15,987	19,808	29,068
Total revenue	$9,760,859	$9,566,608	$9,306,950
Multiple-Element Transactions
In the normal course of business, the Company may enter into multiple-element transactions where it is simultaneously both a customer and a vendor with the same counterparty or in which it purchases multiple products and/or services, or settles outstanding items contemporaneously with the purchase of a product or service, from a single counterparty. The Company's policy for accounting for each transaction negotiated contemporaneously is to record each deliverable of the transaction based on its best estimate of selling price in a manner consistent with that used to determine the price to sell each deliverable on a standalone basis.  In determining the fair value of the respective deliverable, the Company utilizes historical transactions, quoted market prices (as available), or comparable transactions.
Technical and Operating Expenses
Costs of revenue related to sales of services and goods are classified as "programming and other direct costs" in the accompanying consolidated statements of operations.
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
Advertising Expenses
Advertising costs are charged to expense when incurred and are reflected in "other operating expenses" in the accompanying consolidated statements of operations.  Advertising costs amounted to $233,326, $240,273 and $224,120 for the years ended December 31, 2019, 2018 and 2017, respectively.
Share-Based Compensation
Share-based compensation cost expense which primarily relates to awards of units in a carried unit plan and stock options is based on the fair value of share-based payment awards at the date of grant.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

For carried interest units, the Company measures share-based compensation cost at the grant date fair value and recognizes the expense over the requisite service period or when it is probable any related performance condition will be met. For carried interest units with graded vesting, compensation cost is recognized on an accelerated method under the graded vesting method over the requisite service period. Share-based compensation cost related to carried interest units that vest entirely at the end of the vesting period are expensed on a straight-line basis.
The grant date fair value of carried interest units was estimated using an option pricing model. Key inputs that were used in applying the option pricing method were total equity value, equity volatility, risk free rate and time to liquidity event. The estimate of total equity value was determined using a combination of the income approach, which incorporated cash flow projections that were discounted at an appropriate rate, and the market approach, which involved applying a market multiple to the Company’s projected operating results. The Company estimated volatility based on the historical equity volatility of comparable publicly-traded companies. Subsequent to the IPO, such subjective valuations and estimates were no longer necessary as the Company relied on the market price of the Company’s common stock to determine the fair value of share-based compensation awards.
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
Investment Securities
Investment securities and investment securities pledged as collateral are carried at fair value with realized and unrealized holding gains and losses included in the consolidated statements of operations.
Long-Lived Assets and Amortizable Intangible Assets
Property, plant and equipment, including construction materials, are carried at cost, and include all direct costs and certain indirect costs associated with the construction of cable systems, and the costs of new equipment installations.  Equipment under finance leases is recorded at the present value of the total minimum lease payments.  Depreciation on equipment is calculated on the straight-line basis over the estimated useful lives of the assets or, with respect to equipment under finance lease obligations and leasehold improvements, amortized over the shorter of the lease term or the assets' useful lives and reported in depreciation and amortization (including impairments) in the consolidated statements of operations.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The following table provides details of Altice USA's shares of common stock outstanding:

	Shares of Common Stock Outstanding
	Class A Common Stock	Class B Common Stock
Balance at June 21, 2017 and December 31, 2017	246,982,292	490,086,674
Altice Europe Distribution on June 8, 2018 (see Note 1)	242,402,231	(242,402,231)
Conversion of Class B common stock to Class A common stock	34,708,184	(34,708,184)
Retirement of Class A common shares in connection with the Company's stock repurchase plan (see Note 1)	(28,028,680)	—
Balance at December 31, 2018	496,064,027	212,976,259
Conversion of Class B common stock to Class A common stock	26,730,427	(26,730,427)
Issuance of common shares	6,897,190	—
Option exercises	184,147	—
Retirement of Class A common shares in connection with the Company's stock repurchase plan (see Note 1)	(72,668,712)	—
Treasury shares (a)	(10,457,772)	—
Balance at December 31, 2019	446,749,307	186,245,832

(a)Primarily represent Altice USA shares held by Neptune LP which are presented as treasury stock in the consolidated balance sheet of Altice USA at December 31, 2019.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

CSC Holdings Membership Interests
As of December 31, 2019 and 2018, CSC Holdings had 100 membership units issued and outstanding, which are all indirectly owned by Altice USA.
Dividends and Distributions
Altice USA
Altice USA may pay dividends on its capital stock only from net profits and surplus as determined under Delaware law.  If dividends are paid on the Altice USA common stock, holders of the Altice USA Class A common stock and Altice USA Class B common stock are entitled to receive dividends, and other distributions in cash, stock or property, equally on a per share basis, except that stock dividends with respect to Altice USA Class A common stock may be paid only with shares of Altice USA Class A common stock and stock dividends with respect to Altice USA Class B common stock may be paid only with shares of Altice USA Class B common stock.
The Company's indentures restrict the amount of dividends and distributions in respect of any equity interest that can be made.
During 2019, there were no dividends paid to shareholders by Altice USA. In 2018, Altice USA paid dividends of $1,499,935 (see discussion in Note 1). Prior to Altice USA's IPO, Altice USA declared and paid cash distributions to stockholders aggregating $839,700 in the second quarter of 2017. In 2016, Altice USA declared cash distributions of $445,176 of which $365,559 were paid in 2016 and $79,617 were paid in the first quarter of 2017.
CSC Holdings
CSC Holdings may make distributions in the future on its membership interests only if sufficient funds exist as determined under Delaware law.
CSC Holdings made cash equity distribution payments to Cablevision aggregating $2,279,472, $3,058,747, and $2,777,498, respectively, during the years ended December 31, 2019, 2018 and 2017. In connection with CSC Holdings' distributions to Cablevision, CSC Holdings recorded a decrease in retained earnings of $747,990, representing the cumulative earnings through the distribution dates, and a decrease in other member's equity of $1,531,482.
Net Income Per Share
Basic net income per common share attributable to Altice USA stockholders is computed by dividing net income attributable to Altice USA stockholders by the weighted average number of common shares outstanding during the period.  Diluted income per common share attributable to Altice USA stockholders reflects the dilutive effects of stock options and restricted stock. Diluted net loss per common share attributable to Altice USA stockholders excludes the effects of common stock equivalents as they are anti-dilutive.
The weighted average shares used in the calculation of the diluted net income per share attributable to Altice USA stockholders for the year ended December 31, 2019 includes weighted average common stock equivalents totaling approximately 2,157,000 shares. Weighted average common stock equivalents aggregating approximately 4,245,000 were anti-dilutive and not included in the calculation for the year ended December 31, 2019.
The weighted average shares used in the calculation of the diluted net income per share attributable to Altice USA stockholders for the years ended December 31, 2018 and 2017 is the same as the weighted average shares used in the calculation of basic net income per share as the weighted average common stock equivalents totaling approximately 6,292,000 and 14,000 shares, respectively, were anti-dilutive.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The Company did not have a single customer that represented 10% or more of its consolidated revenues for the years ended December 31, 2019, 2018 and 2017 or 10% or more of its consolidated net trade receivables at December 31, 2019, and 2018, respectively.
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
Reclassifications
Certain reclassifications have been made to the 2018 and 2017 financial statements to conform to the 2019 presentation.
NOTE 3. ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
Accounting Standards Codification ("ASC"), Topic 842, Leases ("ASC 842")
On January 1, 2019, the Company adopted Financial Accounting Standards Board ("FASB") ASC 842, which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance requires the recognition of the right-of-use ("ROU") assets and related operating and finance lease liabilities on the balance sheet. The Company adopted the new guidance using the modified retrospective approach with a cumulative-effect adjustment recorded on January 1, 2019. As a result, the consolidated balance sheet as of December 31, 2018 was not restated and is not comparative. See Note 9 for a further information regarding the adoption of ASC 842.
Accounting Standards Update ("ASU") No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02")
During the first quarter of 2018, the Company adopted ASU 2018-02. The primary provision of ASU 2018-02 allows for the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 also requires certain disclosures about stranded tax effects. The adoption resulted in the reclassification of stranded tax amounts of $2,163 associated with net unrecognized losses from the Company's pension plans from accumulated other comprehensive loss to retained earnings.
ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) ("ASU 2017-09")
On January 1, 2018, the Company adopted ASU No. 2017-09 which provides clarity and guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09 had no impact to the Company's consolidated financial statements.
ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715) ("ASU 2017-07")
On January 1, 2018, the Company adopted ASU 2017-07 and was applied retrospectively. ASU No. 2017-07 requires that an employer disaggregate the service cost component from the other components of net benefit cost. It also provides guidance on how to present the service cost component and the other components of net benefit cost in the income statement and what component of net benefit cost is eligible for capitalization. As a result of the adoption, the Company reclassified the non-service cost components of the Company's pension expense for the year

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

ended December 2017 and 2016 from other operating expenses to other income (expense), net. The Company elected to apply the practical expedient which allowed it to reclassify amounts disclosed previously in the benefits plan note as the basis for applying retrospective presentation for comparative periods, as the Company determined it was impracticable to disaggregate the cost components for amounts capitalized and amortized in those periods. See Note 4 for information on the impact of the adoption of ASU 2017-07.
ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business ("ASU No. 2017-01")
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which amends Topic 805 to interpret the definition of a business by adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted the new guidance on January 1, 2018 and it had no impact to the Company's consolidated financial statements.
ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers ("ASU No. 2016-20")
In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, in order to clarify the Codification and to correct any unintended application of the guidance. The amendments in this update affected the guidance in ASC 606. ASC 606 was adopted by the Company on January 1, 2018 on a full retrospective basis, which required the Company to reflect the impact of the updated guidance for all periods presented. The adoption of ASC 606 did not have a material impact on the Company’s financial position or results of operations. See Note 4 for information on the impact of the adoption of ASC 606.
ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18")
In November 2016, the FASB issued ASU No. 2016-18 which requires that the statement of cash flows disclose the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. ASU 2016-18 provides specific guidance on the presentation of restricted cash in the statement of cash flows. ASU 2016-18 was adopted by the Company on January 1, 2018 and was applied retrospectively for all periods presented.
ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15")
In August 2016, the FASB issued ASU No. 2016-15 which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The Company adopted the new guidance on January 1, 2018 and it had no impact to the Company's consolidated financial statements.
ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01")
In January 2016, the FASB issued ASU 2016-01 which modifies how entities measure certain equity investments and also modifies the recognition of changes in the fair value of financial liabilities measured under the fair value option. Entities will be required to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. For financial liabilities measured using the fair value option, entities will be required to record changes in fair value caused by a change in instrument-specific credit risk (own credit risk) separately in other comprehensive income. ASU 2016-01 was adopted by the Company on January 1, 2018 and it had no impact to the Company's consolidated financial statements.
ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606")
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 replaced most existing revenue recognition guidance in GAAP. The Company adopted the guidance pursuant to ASC 606 on January 1, 2018. See Note 4 for information on the impact of the adoption of ASC 606.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Recently Issued But Not Yet Adopted Accounting Pronouncements
ASU No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12")
In December 2019, the FASB issued ASU 2019-12 which provides amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 becomes effective for the Company on January 1, 2021. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. The Company is currently in the process of evaluating the impact that the adoption of ASU 2019-12 will have on its consolidated financial statements.
ASU No. 2018-15, Customer’s Accounting for Implementation Costs in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15")
In August 2018, the FASB issued ASU 2018-15 which requires upfront implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract to be amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-15 became effective for the Company on January 1, 2020 and will be applied prospectively.
ASU No. 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14")
In August 2018, the FASB issued ASU 2018-14 which amends ASC 715 to clarify certain disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 becomes effective for the Company for its annual and interim reporting periods beginning December 31, 2020, although early adoption is permitted. The Company does not expect the adoption of ASU 2018-14 to have a material impact on its consolidated financial statements.
ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) ("ASU 2017-04")
In January 2017, the FASB issued ASU 2017-04 which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 became effective for the Company on January 1, 2020 and will be applied prospectively.
ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13")
In June 2016, the FASB issued ASU 2016-13 which requires a financial asset (or a group of financial assets) measured at amortized cost to be assessed for impairment under the current expected credit loss model rather than an incurred loss model. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount.  ASU 2016-13 become effective for the Company on January 1, 2020 and will be applied prospectively.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Third-Party Product Giveaways and Incentives
When the Company acts as the agent in providing certain product giveaways or incentives, revenue is recorded net of the costs of the giveaways and incentives. For the periods prior to January 1, 2018, costs for the giveaways and incentives recorded in other operating expense have been reclassified as a reduction to revenue.
Bundled Services
The Company provides bundled services at a discounted rate to its customers. Under ASC 606, revenue should be allocated to separate performance obligations within a bundled offering based on the relative stand-alone selling price of each service within the bundle. In connection with the adoption of ASC 606, the Company revised the amounts allocated to each performance obligation within its bundled offerings which reduced previously reported revenue for telephony services and increased previously reported revenue allocated to video and broadband services.
Adoption of ASU No. 2017-07 - Compensation-Retirement Benefits (Topic 715)
On January 1, 2018, the Company adopted the guidance pursuant to ASU No. 2017-07. ASU No. 2017-07 requires that an employer disaggregate the service cost component from the other components of net benefit cost. In connection with the adoption of ASU No. 2017-07, the Company retroactively reclassified certain pension costs from other operating expenses to other income (expense), net. The adoption of ASU No. 2017-07 had no impact on the Company's consolidated balance sheet.
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
Cequel Communications Holdings II, LLC Merger into CSC Holdings
In November 2018, in connection with the credit silo combination described in Note 11, (i) Cequel Communications Holdings I, LLC ("CCHI") merged into Cablevision, with Cablevision as the surviving entity (the "Holdco Merger"), and (ii) Cequel Communications Holdings II, LLC ("CCHII") merged into CSC Holdings, with CSC Holdings as the surviving entity (the "CCHII Merger"). As a result of the Holdco Merger, the balance sheet and operating results of CCHI have been presented on a combined basis with Cablevision beginning January 1, 2016 as these entities were under common control. In addition, as a result of the CCHII Merger, the balance sheet and operating results of CCHII have been presented on a combined basis with CSC Holdings beginning January 1, 2016 as these entities were under common control.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes the impact of adopting ASC 606 and ASU No. 2017-07 and the impact of the ATS Acquisition on Altice USA's consolidated statements of operations:

	Altice USA
	Year Ended December 31, 2017
	As Reported	Impact of ASC 606	Impact of ASU No. 2017-07	Impact of ATS Acquisition	As Adjusted
Residential:
Broadband	$2,563,772	$45,192	$—	$(369)	$2,608,595
Video	4,214,745	59,878	—	(501)	4,274,122
Telephony	823,981	(122,981)	—	(235)	700,765
Business services and wholesale	1,298,817	(604)	—	—	1,298,213
News and advertising (a)	396,187	—	—	—	396,187
Other (a)	29,068	—	—	—	29,068
Total revenue	9,326,570	(18,515)	—	(1,105)	9,306,950

Programming and other direct costs	3,035,655	—	—	—	3,035,655
Other operating expenses	2,342,655	(18,515)	(11,863)	35,038	2,347,315
Restructuring and other expense	152,401	—	—	—	152,401
Depreciation and amortization	2,930,475	—	—	96	2,930,571
Operating income	865,384	—	11,863	(36,239)	841,008
Other expense, net	(2,196,733)	—	(11,863)	—	(2,208,596)
Loss before income taxes	(1,331,349)	—	—	(36,239)	(1,367,588)
Income tax benefit	2,852,967	—	—	9,385	2,862,352
Net income	$1,521,618	$—	$—	$(26,854)	$1,494,764

(a)Certain reclassifications were made between revenue categories to conform to the 2019 presentation.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes the impact of adopting ASC 606 and ASU No. 2017-07, the impact of the ATS acquisition and the impact of the CCHII Merger on CSC Holdings' consolidated statements of operations:

	CSC Holdings
	Year Ended December 31, 2017
	As Reported	Impact of CCHII Merger	Impact of ASC 606	Impact of ASU No. 2017-07	Impact of ATS Acquisition	As Adjusted
Residential:
Broadband	$1,603,015	$960,757	$45,192	$—	$(369)	$2,608,595
Video	3,113,238	1,101,507	59,878	—	(501)	4,274,122
Telephony	693,478	130,503	(122,981)	—	(235)	700,765
Business services and wholesale	923,161	375,656	(604)	—	—	1,298,213
Advertising (a)	325,470	70,717	—	—	—	396,187
Other (a)	6,426	22,642	—	—	—	29,068
Total revenue	6,664,788	2,661,782	(18,515)	—	(1,105)	9,306,950

Programming and other direct costs	2,280,062	755,593	—	—	—	3,035,655
Other operating expenses	1,675,665	666,990	(18,515)	(11,863)	35,038	2,347,315
Restructuring and other expense	112,384	39,899	—	—	—	152,283
Depreciation and amortization	2,251,614	678,861	—	—	96	2,930,571
Operating income	345,063	520,439	—	11,863	(36,239)	841,126
Other expense, net	(898,612)	(180,526)	—	(11,863)	—	(1,091,001)
Loss before income taxes	(553,549)	339,913	—	—	(36,239)	(249,875)
Income tax benefit	2,233,716	584,062	—	—	9,973	2,827,751
Net income	$1,680,167	$923,975	$—	$—	$(26,266)	$2,577,876

(a)Certain reclassifications were made between revenue categories to conform to the 2019 presentation.
NOTE 5. ALLOWANCE FOR DOUBTFUL ACCOUNTS
Activity related to the Company's allowance for doubtful accounts is presented below:

	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Balance at End of Period
Year Ended December 31, 2019
Allowance for doubtful accounts	$13,520	$91,520	$(90,357)	$14,683

Year Ended December 31, 2018
Allowance for doubtful accounts	$13,420	$71,426	$(71,326)	$13,520

Year Ended December 31, 2017
Allowance for doubtful accounts	$11,677	$74,183	$(72,440)	$13,420

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 6. SUPPLEMENTAL CASH FLOW INFORMATION
The Company's non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2019	2018	2017
Non-Cash Investing and Financing Activities:

Altice USA and CSC Holdings:
Conversion of notes payable to affiliates and related parties of $1,750,000 (together with accrued and unpaid interest and applicable premium) to common stock (See Note 11)	$—	$—	$2,264,252
Property and equipment accrued but unpaid	188,067	213,936	171,604
Leasehold improvements paid by landlord	—	350	3,998
Notes payable issued to vendor for the purchase of equipment and other assets	35,124	95,394	40,131
Right-of-use assets acquired in exchange for finance lease obligations	54,532	13,548	9,385
Deferred financing costs accrued but unpaid	8	1,005	—
Contingent consideration for acquisitions	1,555	6,195	32,233
Altice USA:
Receivable related to the sale of an investment	—	4,015	—
CSC Holdings:
Assumption of Cablevision debt, net of the acquisition of Cablevision assets	169,334	—	—
Contributions from parent	19,697	—	—
Supplemental Data:
Altice USA:
Cash interest paid	1,436,332	1,481,468	1,765,126
Income taxes paid, net	10,263	13,667	29,006
CSC Holdings:
Cash interest paid	1,350,756	1,163,942	1,174,003
Income taxes paid, net	10,263	13,667	352,316

NOTE 7. RESTRUCTURING AND OTHER EXPENSE
Restructuring
Beginning in the first quarter of 2016, the Company commenced restructuring initiatives that were intended to simplify the Company's organizational structure ("2016 Restructuring Plan").

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes the activity for the 2016 Restructuring Plan:
	Severance and Other Employee Related Costs	Facility Realignment and Other Costs	Total
Accrual balance at December 31, 2016	$102,119	$8,397	$110,516
Restructuring charges	142,679	7,243	149,922
Payments and other	(131,324)	(6,014)	(137,338)
Accrual balance at December 31, 2017	113,474	9,626	123,100
Restructuring charges	15,580	15,447	31,027
Payments and other	(107,600)	(11,458)	(119,058)
Accrual balance at December 31, 2018	21,454	13,615	35,069
Restructuring charges	6,606	6,317	12,923
Payments and other	(26,384)	(3,751)	(30,135)
Impact of the adoption of ASC 842 (a)	—	(13,849)	(13,849)
Accrual balance at December 31, 2019	$1,676	$2,332	$4,008

(a)Certain accrued restructuring liabilities were netted against right-of-use operating assets on the Company's consolidated balance sheet as of January 1, 2019 in connection with the Company's adoption of ASC 842 (see Note 9).
In May 2019, the Company commenced another restructuring initiative to further simplify the Company's organization structure ("2019 Restructuring Plan").
In addition, for the year ended December 31, 2019, the Company recorded restructuring charges of $12,160 related primarily to the impairment of right-of-use operating lease assets, included in the Company's restructuring initiatives, as their carrying amount was not recoverable and exceeded their fair value.
Cumulative costs to date relating to these initiatives amounted to $432,609.

The following table summarizes the activity for the 2019 Restructuring Plan:
Severance and Other Employee Related Costs
Restructuring charges	$42,715
Payments and other	(4,769)
Accrual balance at December 31, 2019	$37,946
Transaction Costs
For the year ended December 31, 2019, the Company incurred transaction costs of $5,180 primarily related to certain transactions not related to the Company's operations. For the year ended December 31, 2018, the Company incurred transaction costs of $7,521 relating to the Distribution discussed in Note 1. For the year ended December 31, 2017, the Company incurred transaction costs of $2,479, of which $2,361 related to CSC Holdings, primarily for the acquisition of a business during the first quarter of 2017 and other transactions.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Installation costs associated with the initial deployment of new customer premise equipment ("CPE") necessary to provide broadband, video or telephony services are also capitalized. These costs include materials, subcontractor labor, internal labor, and other related costs associated with the connection activities. The departmental activities supporting the connection process are tracked through specific metrics, and the portion of departmental costs that is capitalized is determined through a time weighted activity allocation of costs incurred based on time studies used to estimate the average time spent on each activity. These installation costs are amortized over the estimated useful lives of the CPE necessary to provide broadband, video or telephony services. The portion of departmental costs related to disconnecting services and removing CPE from a customer, costs related to connecting CPE that has been previously connected to the network and repair and maintenance are expensed as incurred.
The estimated useful lives assigned to our property, plant and equipment are reviewed on an annual basis or more frequently if circumstances warrant and such lives are revised to the extent necessary due to changing facts and circumstances. Any changes in estimated useful lives are reflected prospectively.
Property, plant and equipment (including equipment under finance leases) consist of the following assets, which are depreciated or amortized on a straight-line basis over the estimated useful lives shown below:

	December 31, 2019	December 31, 2018	Estimated Useful Lives
Customer premise equipment	$1,563,729	$1,354,510	3 to 5 years
Headends and related equipment	2,023,684	1,852,105	5 to 25 years
Infrastructure	5,314,322	4,595,143	5 to 25 years
Equipment and software	1,111,577	1,083,166	3 to 10 years
Construction in progress (including materials and supplies)	192,571	215,684
Furniture and fixtures	63,478	57,448	5 to 8 years
Transportation equipment	151,627	146,387	5 to 10 years
Buildings and building improvements	457,174	411,573	10 to 40 years
Leasehold improvements	103,734	109,110	Term of lease
Land	48,426	48,426
	11,030,322	9,873,552
Less accumulated depreciation and amortization	(5,276,921)	(4,044,671)
	$5,753,401	$5,828,881
For the years ended December 31, 2019, 2018 and 2017, the Company capitalized certain costs aggregating $132,966, $134,265 and $151,646, respectively, related to the acquisition and development of internal use software, which are included in the table above.
Depreciation expense on property, plant and equipment (including finance leases) for the years ended December 31, 2019, 2018 and 2017 amounted to $1,475,251, $1,508,125 and $1,588,764, respectively.
NOTE 9. LEASES
On January 1, 2019, the Company adopted ASC 842 which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance requires the recognition of the right-of-use ("ROU") assets and related operating and finance lease liabilities on the balance sheet. The Company adopted the new guidance using the modified retrospective approach with a cumulative-effect adjustment recorded on January 1, 2019. As a result, the consolidated balance sheet as of December 31, 2018 was not restated and is not comparative.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The Company's operating leases are comprised primarily of facility leases and finance leases are comprised primarily of vehicle and equipment leases.
Balance sheet information related to our leases is presented below:

	Balance Sheet location	December 31, 2019	January 1, 2019	December 31, 2018
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$280,340	$274,292	$—
Right-of-use lease liability, current	Other current liabilities	38,836	48,033	—
Right-of-use lease liability, long-term	Right-of-use operating lease liability	269,062	251,867	—

Finance leases:
Right-of-use lease assets	Property, plant and equipment	70,339	30,891	30,891
Right-of-use lease liability, current	Current portion of long-term debt	22,017	5,928	5,928
Right-of-use lease liability, long-term	Long-term debt	47,403	19,262	19,262

The following provides details of the Company's lease expense:

Year Ended December 31, 2019
Operating lease expense, net	$60,364
Finance lease expense:
Amortization of assets	9,347
Interest on lease liabilities	2,106
Total finance lease expense	11,453
$71,817

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Other information related to leases is presented below:

As of December 31, 2019
Right-of-use assets acquired in exchange for operating lease obligations	$61,244

Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from finance leases	2,106
Operating cash flows from operating leases	65,352
Weighted Average Remaining Lease Term:
Operating leases	9.4 years
Finance leases	3.4 years
Weighted Average Discount Rate:
Operating leases	5.96%
Finance leases	5.49%
The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

	Finance leases	Operating leases
2020	$25,500	$48,899
2021	22,516	47,894
2022	18,271	48,509
2023	5,788	38,500
2024	3,343	34,055
Thereafter	283	193,018
Total future minimum lease payments, undiscounted	75,701	410,875
Less: Imputed interest	(6,281)	(102,977)
Present value of future minimum lease payments	$69,420	$307,898
The following table presents the Company’s unadjusted lease commitments as of December 31, 2018 as a required disclosure for companies adopting the lease standard prospectively without revising comparative period information.

	Finance leases	Operating leases
2020	$5,087	$50,356
2021	3,969	43,362
2022	4,146	34,882
2023	3,828	25,234
Thereafter	2,232	167,941

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 10. INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired amortizable intangible assets:

	As of December 31, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,017,524	$(2,843,561)	$3,173,963	$5,970,884	$(2,162,110)	$3,808,774	8 to 18 years
Trade names	1,081,083	(798,484)	282,599	1,067,083	(701,998)	365,085	2 to 5 years
Other amortizable intangibles	53,181	(28,634)	24,547	37,644	(18,679)	18,965	1 to 15 years
	$7,151,788	$(3,670,679)	$3,481,109	$7,075,611	$(2,882,787)	$4,192,824
Amortization expense for the years ended December 31, 2019, 2018 and 2017 aggregated $787,893, $874,214 and $1,341,807, respectively.
The following table sets forth the estimated amortization expense on intangible assets for the periods presented:

Estimated amortization expense
Year Ending December 31, 2020	$710,537
Year Ending December 31, 2021	629,095
Year Ending December 31, 2022	542,371
Year Ending December 31, 2023	378,643
Year Ending December 31, 2024	300,387
The carrying amount of goodwill is presented below:

Goodwill as of December 31, 2017	$8,019,861
Reclassification of goodwill to property, plant and equipment related to Cequel	(15,041)
Goodwill recorded in connection with an acquisition	7,608
Adjustment to purchase accounting relating to business acquired	(12)
Goodwill as of December 31, 2018	8,012,416
Goodwill recorded in connection with an acquisition of Cheddar Inc. ("Cheddar")	130,039
Adjustments to purchase accounting relating to business acquired	(146)
Goodwill as of December 31, 2019	$8,142,309
In June 2019, the Company completed the acquisition of Cheddar, a digital-first news company, for approximately $198,754 in cash and stock. The acquisition was accounted for as a business combination in accordance with ASC Topic 805. The purchase price was allocated to the identifiable tangible and intangible assets and liabilities of Cheddar based on their fair values. The Company recorded goodwill of $130,039, customer relationships of $46,640, trade names of $14,000 and other amortizable intangible assets of $11,780.
In connection with certain acquisitions completed in 2018, the Company recorded goodwill of $7,462 which represents the excess of the estimated purchase price of approximately $9,888 (based on current probability of contingent consideration) over the net book value of assets acquired.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 11. DEBT
The following details the Company's outstanding debt:

		Interest Rate		December 31, 2019		December 31, 2018
Date Issued	Maturity Date			Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
Senior Notes:
February 12, 2009	February 15, 2019	8.625%		$—	$—	$526,000	$527,749
April 15, 2010	April 15, 2020	8.000%	(g)(h)	—	—	500,000	495,302
November 15, 2011	November 15, 2021	6.750%		1,000,000	979,178	1,000,000	969,285
September 27, 2012	September 15, 2022	5.875%	(h)	649,024	600,849	649,024	585,817
May 23, 2014	June 1, 2024	5.250%		750,000	683,940	750,000	671,829
October 18, 2018	July 15, 2025	7.750%	(h)	1,740	1,695	1,740	1,690
October 9, 2015	January 15, 2023	10.125%		—	—	1,800,000	1,781,424
October 9, 2015	October 15, 2025	10.875%		1,684,221	1,665,237	1,684,221	1,663,027
October 18, 2018	April 1, 2028	7.500%	(h)	4,118	4,112	4,118	4,110
October 18, 2018	December 15, 2021	5.125%	(d)(h)	—	—	8,886	8,274
November 27, 2018	December 15, 2021	5.125%	(f)	—	—	1,240,762	1,155,264
November 27, 2018	July 15, 2025	7.750%		617,881	605,583	617,881	603,889
November 27, 2018	April 1, 2028	7.500%		1,045,882	1,044,278	1,045,882	1,044,143
July 10 and October 7, 2019	January 15, 2030	5.750%		2,250,000	2,289,168	—	—
Senior Guaranteed Notes:
October 9, 2015	October 15, 2025	6.625%		1,000,000	989,483	1,000,000	988,052
September 23, 2016	April 15, 2027	5.500%		1,310,000	1,305,430	1,310,000	1,304,936
January 29, 2018	February 1, 2028	5.375%		1,000,000	992,757	1,000,000	992,064
November 27, 2018	July 15, 2023	5.375%		1,095,825	1,081,879	1,095,825	1,078,428
November 27, 2018	May 15, 2026	5.500%		1,498,806	1,485,911	1,498,806	1,484,278
January 24, 2019	February 1, 2029	6.500%		1,750,000	1,746,996	—	—
				15,657,497	15,476,496	15,733,145	15,359,561
CSC Holdings Restricted Group:
Revolving Credit Facility	(c)	(c)	(b)	—	—	250,000	231,425
Term Loan B	July 17, 2025	3.99%		2,925,000	2,911,729	2,955,000	2,939,425
Incremental Term Loan B-2	January 25, 2026	—%	(g)	—	—	1,492,500	1,475,778
Incremental Term Loan B-3	January 15, 2026	3.99%		1,265,438	1,260,200	1,275,000	1,268,931
Incremental Term Loan B-5	April 15, 2027	4.24%		3,000,000	2,976,358	—	—
				7,190,438	7,148,287	5,972,500	5,915,559
Collateralized indebtedness (see Note 12)				1,759,017	1,585,088	1,459,638	1,406,182
Finance lease obligations (see Note 9)				69,420	69,420	25,190	25,190
Notes payable and supply chain financing (e)				140,994	140,994	106,108	106,108
				24,817,366	24,420,285	23,296,581	22,812,600
Less: current portion of credit facility debt				(65,250)	(65,250)	(54,563)	(54,563)
Less: current portion of finance lease obligations				(22,017)	(22,017)	(5,928)	(5,928)
Less: current portion of notes payable and supply chain financing				(83,415)	(83,415)	(98,134)	(98,134)
				(170,682)	(170,682)	(158,625)	(158,625)
Long-term debt				$24,646,684	$24,249,603	$23,137,956	$22,653,975
__________________________________

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

(a)The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums and with respect to certain notes, a fair value adjustment resulting from the Cequel and Cablevision acquisitions.
(b)At December 31, 2019, $178,014 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $2,296,986 of the facility was undrawn and available, subject to covenant limitations.
(c)The revolving credit facility of an aggregate principal amount of $2,275,000 matures in January 2024 and priced at LIBOR plus 2.25%. The remaining revolving credit facility of an aggregate principal amount of $200,000 matures in November 2021 and priced at LIBOR plus 3.25%.
(d)In July 2019, the Company redeemed $8,886 principal amount of these senior notes.
(e)Includes $65,854 related to supply chain financing agreements entered into in the second quarter of 2019 that is required to be repaid within one year from the date of the respective agreement.
(f)The notes were repaid with proceeds from the issuance of an additional $1,250,000 aggregate principal amount of CSC Holdings 5.750% senior notes due 2030 issued in October 2019.
(g)Outstanding amounts were repaid with proceeds from borrowings under the Incremental Term Loan B-5.
(h)Prior to the Assumption of Cablevision Senior Notes in November 2019 described below, these notes were obligations of Cablevision.
Credit Silo Combination
In October 2018, the Company combined its Suddenlink and Optimum businesses under a single credit silo (the "Combination"). The integration of the Suddenlink and Optimum businesses was aimed at aligning Altice USA’s debt capital structure and to simplify Altice USA’s financing strategy and financial reporting requirements. The Combination was effected mainly by the following transactions:
•In October 2018, Altice US Finance, Cequel Capital Corporation and Cequel Communications Holdings I, LLC ("CCHI") commenced an offer to exchange (the "Exchange Offer") any and all outstanding senior notes and senior secured notes issued by them (the "Original Cequel Notes") for up to $5,520,000 aggregate principal amount of new notes (the "New Cequel Notes") and, in the case of the 5.375% senior secured notes due 2023 and 5.500% senior secured notes due 2026, and cash of $6,500 The Exchange Offer was accompanied by a consent solicitation to amend the terms of each series of the notes subject to the Exchange Offer (except the 5.125% senior notes due 2021) and the indentures governing such notes. Approximately $5,500,050 of the outstanding notes subject to the Exchange Offer were exchanged into corresponding series of New Cequel Notes. The proposed amendments in the consent solicitation, which have become operative effective November 27, 2018 (the "Combination Date"), eliminated or waived substantially all of the restrictive covenants, eliminated certain events of default, and modified or eliminated certain other provisions governing the Original Cequel Notes (except the 5.125% senior notes due 2021) to the extent that they remain outstanding.
•In October 2018, CSC Holdings entered into a Sixth Amendment to the CSC Credit Facilities Agreement (the "Combination Incremental Term Loan Agreement"). The Combination Incremental Term Loan Agreement provided for, among other things, new incremental term loan commitments in an aggregate principal amount of $1,275,000.
On or following the Combination Date the following transactions were completed:
•The Company redeemed $5,206 principal amount of the Original Cequel Notes that were outstanding after the consummation of the Exchange Offer.
•New Cequel Notes with an aggregate principal balance of $5,500,050 were converted into $5,499,156 principal amount of CSC Holdings senior note (see detail below).
•Pursuant to the Combination Incremental Term Loan Agreement, on the Combination Date, CSC Holdings entered into a $1,275,000 ($1,265,438 outstanding at December 31, 2019) incremental term loan facility (the "Incremental Term Loan B-3") under its existing credit facilities agreement. The proceeds from the Incremental Term Loan B-3 were used to repay the entire principal amount of loans under Cequel’s then existing term loan facility and other transaction costs related to the Combination. The Incremental Term Loan B-3 is comprised of eurodollar borrowings or alternative base rate borrowings, and will bear interest at a rate per annum equal to the Adjusted LIBOR or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 1.25% per annum and (ii) with respect to any eurodollar loan, 2.25% per annum.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The Company is required to make scheduled quarterly payments equal to 0.25% (or $3,188) of the principal amount of the Incremental Term Loan B-3, beginning with the fiscal quarter ended June 30, 2019, with the remaining balance scheduled to be paid on January 15, 2026.
•The Combination was implemented by a series of corporate transactions, including: (i) CCHI merging into Cablevision, with Cablevision as the surviving entity (the "Holdco Merger"), and (ii) Cequel Communications Holdings II, LLC (the direct parent of Cequel) merging into CSC Holdings, with CSC Holdings as the surviving entity. In connection with the Holdco Merger, Cablevision assumed all of the obligations of CCHI that remained outstanding after giving effect to the Exchange Offer under the indentures governing the outstanding Original Cequel Notes. In July 2019, the Company redeemed in full the aggregate principal amount of the outstanding 5.125% senior notes due 2021 that were not exchanged in connection with the Exchange Offer. Pursuant to the Assumption of Cablevision Senior Notes as described below, the remaining original Cequel Notes that were assumed by Cablevision under the Combination became obligations of CSC Holdings.
The following is a summary of the results of the Exchange Offer:

	Original Cequel Notes	Remaining Original Cequel Notes	Notes Redeemed in Cash	Principal of New CSC Holdings Notes at December 31, 2018
5.375% Senior Secured Notes due 2023	$1,100,000	$—	$4,157	$1,095,825
5.5% Senior Secured Notes due 2026	1,500,000	—	1,049	1,498,806
5.125% Senior Notes due 2021	1,250,000	8,886	—	1,240,762
7.75% Senior Notes due 2025	620,000	1,740	—	617,881
7.5% Senior Notes due 2028	1,050,000	4,118	—	1,045,882
	$5,520,000	$14,744	$5,206	$5,499,156
CSC Holdings Credit Facilities
For financing purposes, the Company is structured as a restricted group (the “Restricted Group”) and an unrestricted group, which includes certain designated subsidiaries and investments (the “Unrestricted Group”). The Restricted Group is comprised of CSC Holdings and substantially all of its wholly-owned operating subsidiaries. These subsidiaries are subject to the covenants and restrictions of the credit facility and indentures governing the notes issued by CSC Holdings.
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($2,925,000 outstanding at December 31, 2019) (the "CSC Term Loan Facility", and the term loans extended under the CSC Term Loan Facility, the "CSC Term Loans") and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 at December 31, 2019 (the "CSC Revolving Credit Facility" and, together with the CSC Term Loan Facility, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016, March 15, 2017, January 12, 2018, October 15, 2018, January 24, 2019, February 7, 2019, May 14, 2019 and October 3, 2019, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
The amendment to the CSC Credit Facilities Agreement entered into on March 15, 2017 ("Extension Amendment") increased the Term Loan by $500,000 to $3,000,000 and the maturity date for this facility was extended to July 17, 2025 ('Term Loan B"). The closing of the Extension Amendment occurred in April 2017 and the proceeds were used to refinance the entire $2,493,750 principal amount of the then existing CSC Term Loans and redeem $500,000 of the 8.625% senior notes due September 2017 issued by Cablevision. In connection with the Extension Amendment and the redemption of the senior notes, the Company recorded a loss on extinguishment of debt and write-off of deferred financing costs aggregating $18,976. The Term Loan B is comprised of eurodollar borrowings or alternate base rate borrowings, and bears interest at a rate per annum equal to the adjusted LIBOR or the alternate base rate, as

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 1.25% per annum and (ii) with respect to any eurodollar loan, 2.25% per annum. The Company is required to make scheduled quarterly payments equal to 0.25% (or $7,500) of the principal amount of the Term Loan B, beginning with the fiscal quarter ended September 30, 2017, with the remaining balance scheduled to be paid on July 17, 2025. The Company recorded deferred financing costs and an original issue discount of $4,390 and $15,000, respectively, which are both being amortized to interest expense over the term of the Term Loan.
In January 2018, CSC Holdings entered into a $1,500,000 incremental term loan facility (the "Incremental Term Loan B-2") under its existing credit facilities agreement. The Incremental Term Loan B-2 was priced at 99.5% and was due to mature on January 25, 2026. The Incremental Term Loan B-2 was comprised of eurodollar borrowings or alternate base rate borrowings, and bore interest at a rate per annum equal to the adjusted LIBOR or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin was (i) with respect to any alternate base rate loan, 1.50% per annum and (ii) with respect to any eurodollar loan, 2.50% per annum. The Company was required to make scheduled quarterly payments equal to 0.25% (or $3,750) of the principal amount of the Incremental Term Loan B-2, beginning with the fiscal quarter ended September 30, 2018, with the remaining balance scheduled to be paid on January 25, 2026. The Incremental Term Loan B-2 was repaid in full in October 2019 with proceeds from the Incremental Term Loan B-5 discussed below.
In February 2019, CSC Holdings entered into a $1,000,000 incremental term loan facility ("Incremental Term Loan B-4") under its existing credit facilities agreement. The proceeds from the Incremental Term Loan B-4 were used to redeem $894,700 in aggregate principal amount of CSC Holdings’ 10.125% senior notes due 2023, representing the entire aggregate principal amount outstanding, and paying related fees, costs and expenses. The Incremental Term Loan B-4 was due to mature on April 15, 2027 and was issued with an original issue discount of 1.0%. The Incremental Term Loan B-4 was comprised of eurodollar borrowings or alternative base rate borrowings and bore interest at a rate per annum equal to the adjusted LIBOR or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin was (i) with respect to any alternate base rate loan, 2.00% per annum and (ii) with respect to any eurodollar loan, 3.0%. The Incremental Term Loan B-4 was repaid in full in October 2019 with proceeds from Incremental Term Loan B-5 discussed below.
In October 2019, CSC Holdings entered into a $3,000,000, incremental term loan facility ("Incremental Term Loan B-5") under its existing credit facilities agreement, out of which $500,000 was available on a delayed draw basis. The Incremental Term Loan B-5 matures on April 15, 2027 and was issued at par. The Incremental Term Loan B-5 may be comprised of eurodollar borrowings or alternative base rate borrowings, and will bear interest at a rate per annum equal to the Adjusted LIBOR or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 1.50% per annum and (ii) with respect to any eurodollar loan, 2.50% per annum. The Company is required to make scheduled quarterly payments equal to 0.25% (or $7,500) of the principal amount of the Incremental Term Loan B-5, beginning with the fiscal quarter ended June 30, 2020. Voluntary prepayments of the Incremental Term Loan B-5 in connection with certain repricing transactions on or prior to the date that is six months after the draw date will be subject to a call premium of 1.00%.
The initial proceeds of the Incremental Term Loan B-5 were used to repay approximately $2,500,000 of the outstanding term loans (Incremental Term Loan B-2 and Incremental Term Loan B-4) under the credit agreement, and the proceeds of the delayed draw tranche of the Incremental Term Loan B-5 were used to distribute $500,000 in cash to Cablevision, the proceeds of which were used to redeem Cablevision’s 8.00% senior notes due 2020, representing the entire aggregate principal amount outstanding, and in each case, paying related fees, costs and expenses in connection with such transactions, with the remainder being used to fund cash on the balance sheet. In connection with the repayment of approximately $2,500,000 of the outstanding term loans, a portion of the unamortized discount and unamortized deferred financing costs was written-off and recorded as a loss on extinguishment of debt in the fourth quarter of 2019 (see table below).
During the year ended December 31, 2019, CSC Holdings borrowed $1,050,000 under its revolving credit facility and repaid $1,300,000 of amounts outstanding under the revolving credit facility.
The CSC Credit Facilities Agreement requires the prepayment of outstanding CSC Term Loans, subject to certain exceptions and deductions, with (i) 100% of the net cash proceeds of certain asset sales, subject to reinvestment rights and certain other exceptions; and (ii) on a pari ratable share (based on the outstanding principal amount of the Term Loans divided by the sum of the outstanding principal amount of all pari passu indebtedness and the Term Loans) of 50% of annual excess cash flow, which will be reduced to 0% if the consolidated net senior secured leverage ratio of CSC Holdings is less than or equal to 4.5 to 1.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The obligations under the CSC Credit Facilities are guaranteed by each restricted subsidiary of CSC Holdings (other than CSC TKR, LLC and its subsidiaries and certain excluded subsidiaries) (the "Initial Guarantors") and, subject to certain limitations, will be guaranteed by each future material wholly-owned restricted subsidiary of CSC Holdings.  The obligations under the CSC Credit Facilities (including any guarantees thereof) are secured on a first priority basis, subject to any liens permitted by the Credit Facilities, by capital stock held by CSC Holdings or any guarantor in certain subsidiaries of CSC Holdings, subject to certain exclusions and limitations.
The CSC Credit Facilities Agreement includes certain negative covenants which, among other things and subject to certain significant exceptions and qualifications, limit CSC Holdings' ability and the ability of its restricted subsidiaries to: (i) incur or guarantee additional indebtedness, (ii) make investments, (iii) create liens, (iv) sell assets and subsidiary stock, (v) pay dividends or make other distributions or repurchase or redeem our capital stock or subordinated debt, (vi) engage in certain transactions with affiliates, (vii) enter into agreements that restrict the payment of dividends by subsidiaries or the repayment of intercompany loans and advances; and (viii) engage in mergers or consolidations. In addition, the CSC Revolving Credit Facility includes a financial maintenance covenant solely for the benefit of the lenders under the CSC Revolving Credit Facility consisting of a maximum consolidated net senior secured leverage ratio of CSC Holdings and its restricted subsidiaries of 5.0 to 1.0. The financial covenant will be tested on the last day of any fiscal quarter, but only if on such day there are outstanding borrowings under the CSC Revolving Credit Facility (including swingline loans but excluding any cash collateralized letters of credit and undrawn letters of credit not to exceed the letter of credit sublimit).
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
CSC Holdings was in compliance with all of its financial covenants under the CSC Credit Facilities as of December 31, 2019.
Cequel Credit Facilities
In October 2018, in connection with the Combination described above, amounts outstanding pursuant to the Cequel Credit Facilities, defined below, aggregating $1,249,188 were repaid from the proceeds of the Incremental Term Loan B-3 described above and all commitments pursuant to the Cequel Credit Facilities were cancelled.
Prior to the Combination, an indirect wholly-owned subsidiary of Cequel had entered into a senior secured credit facility which provided term loans in an aggregate principal amount of $1,265,000 (the "Cequel Term Loan Facility") and revolving loan commitments in an aggregate principal amount of $350,000 (the "Cequel Revolving Credit Facility" and, together with the Cequel Term Loan Facility, the "Cequel Credit Facilities"). The Company was required to make scheduled quarterly payments equal to 0.25% (or $3,163) of the principal amount of the outstanding Cequel term loan, beginning with the fiscal quarter ended September 30, 2017, with the remaining balance scheduled to be paid on July 28, 2025.
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
Loans comprising each eurodollar borrowing or alternate base rate borrowing, as applicable, bore interest at a rate per annum equal to the adjusted LIBOR or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin was:
•in respect of the Cequel term loans, (i) with respect to any alternate base rate loan, 1.25% per annum and (ii) with respect to any eurodollar loan, 2.25% per annum, and
•in respect of Cequel Revolving Credit Facility loans (i) with respect to any alternate base rate loan, 2.25% per annum and (ii) with respect to any eurodollar loan, 3.25% per annum.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The proceeds from the 2028 Guaranteed Notes, together with proceeds from the Incremental Term Loan B-2 (discussed above), borrowings under the CSC revolving credit facility and cash on hand, were used in February 2018 to repay $300,000 principal amount of CSC Holdings' senior notes due in February 2018 and $750,000 principal amount of Cablevision senior notes due in April 2018 and a portion was used to fund the dividend of $1,499,935 to the Company's stockholders immediately prior to and in connection with the Distribution discussed in Note 1. In connection with the redemption of Cablevision senior notes, the Company paid a call premium of approximately $7,019, which was recorded as a loss on extinguishment of debt and also recorded a write-off of the unamortized premium of $2,314.
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
In January 2019, CSC Holdings issued $1,500,000 in aggregate principal amount of senior guaranteed notes due 2029 ("CSC Holdings 2029 Guaranteed Notes"). The notes bear interest at a rate of 6.50% and will mature on February 1, 2029. The net proceeds from the sale of the notes were used to repay certain indebtedness, including to repay at maturity $526,000 aggregate principal amount of CSC Holdings' 8.625% senior notes due February 2019 plus accrued interest, redeem approximately $905,300 of the aggregate outstanding amount of CSC Holdings' 10.125% senior notes due 2023 at a redemption price of 107.594% plus accrued interest, and paid fees and expenses associated with the transactions.
In February 2019, CSC Holdings issued an additional $250,000 CSC Holdings 2029 Guaranteed Notes at a price of 101.75% of the principal amount, plus accrued interest from January 31, 2019. The proceeds of these notes were used to repay the outstanding balance under the CSC Revolving Credit Facility.
In July 2019, CSC Holdings issued $1,000,000 in aggregate principal amount of senior notes which bear interest at a rate of 5.75% and will mature on January 15, 2030 ("2030 Senior Notes"). The net proceeds from the sale of the notes were used to repay outstanding borrowings under the CSC Revolving Credit Facility of approximately $622,857, along with accrued interest and pay fees associated with the transactions. The remaining proceeds were used for general corporate purposes.
In October 2019, CSC Holdings issued an additional $1,250,000 aggregate principal amount of its 2030 Senior Notes at a price of 104.00% of the principal amount plus accrued interest from July 10, 2019 until October 7, 2019. The proceeds of these notes were used to redeem $1,240,762 aggregate outstanding principal amount of CSC Holdings 5.125% senior notes due 2021 in full and to pay accrued interest, fees, costs and expenses associated with these transactions. In connection with the redemption, the Company recorded a loss on extinguishment of debt of $65,151, representing the unamortized discount and deferred financing costs as of the redemption date.
The indentures under which the Senior Guaranteed Notes and Senior Notes were issued contain certain customary covenants and agreements, including limitations on the ability of CSC Holdings and its restricted subsidiaries to (i) incur or guarantee additional indebtedness, (ii) make investments or other restricted payments, (iii) create liens, (iv) sell assets and subsidiary stock, (v) pay dividends or make other distributions or repurchase or redeem our capital stock or subordinated debt, (vi) engage in certain transactions with affiliates, (vii) enter into agreements that restrict the payment of dividends by subsidiaries or the repayment of intercompany loans and advances, and (viii) engage in mergers or consolidations, in each case subject to certain exceptions. The indentures also contain certain customary events of default. If an event of default occurs, the obligations under the notes may be accelerated.
Subject to customary conditions, the Company may redeem some or all of the notes at the redemption price set forth

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

in the relevant indenture, plus accrued and unpaid interest, plus a specified "make-whole" premium (in the event the notes are redeemed prior to a certain specified time set forth in the indentures).
The Company was in compliance with all of its financial covenants under these indentures as of December 31, 2019.
Assumption of Cablevision Senior Notes
In November 2019, pursuant to an asset contribution agreement (the "Asset Contribution"), Cablevision contributed to CSC Holdings substantially all of its assets and CSC Holdings assumed all of Cablevision’s liabilities, including Cablevision’s 5.875% senior notes due September 2022 with an aggregate outstanding principal amount of $649,024, Cablevision’s 7.750% senior notes due July 2025 with an aggregate outstanding principal amount of $1,740, and Cablevision's 7.500% senior notes due April 2028 with an aggregate outstanding principal amount of $4,118 (the "Assumption of Cablevision Senior Notes").
Notes Payable to Affiliates and Related Parties
On June 21, 2016, in connection with the Cablevision Acquisition, Altice USA issued notes payable to affiliates and related parties aggregating $1,750,000, of which $875,000 bore interest at 10.75% and matured on December 20, 2023 and $875,000 bore interest at 11% and matured on December 20, 2024.
In connection with Altice USA's IPO in June 2017, Altice USA converted the notes payable to affiliates and related parties (together with accrued and unpaid interest of $529 and applicable premium of $513,723) into shares of Altice USA’s common stock at the IPO price. The premium was recorded as a loss on extinguishment of debt on Altice USA's consolidated statement of operations for the year ended December 31, 2017. In connection with the conversion of the notes, Altice USA recorded a credit to paid in capital of $2,264,252 for the year ended December 31, 2017.
For the year ended December 31, 2017, Altice USA recognized interest expense of $90,405 related to these notes prior to their conversion.
The following table provides a summary of the loss (gain) on extinguishment of debt and the write-off of deferred financing costs recorded by the Company upon the redemption of senior notes and the refinancing of credit facilities:

For the Year Ended December 31, 2019:
CSC Holdings 5.125% Senior Notes due 2021	$65,151
CSC Holdings 10.125% Senior Notes due 2023	154,666
Refinancing and subsequent amendment to CSC Holdings credit facility	8,313
Subtotal - CSC Holdings	228,130
Cablevision 5.125% Senior Notes due 2021	500
Cablevision 8.000% Senior Notes due 2020	15,176
$243,806

For the Year Ended December 31, 2018:
Cequel Credit Facility	$7,733
Cequel senior and senior secured notes pursuant to the Exchange Offer discussed above	150
Subtotal - CSC Holdings	7,883
Cequel 6.375% Senior Notes due 2020	36,910
Cequel senior and senior secured notes pursuant to the Exchange Offer discussed above	(695)
Cablevision 7.75% Senior Notes due 2018	4,706
$48,804

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

For the Year Ended December 31, 2017:
CSC Holdings Term Loan B	$12,675
CSC Holdings 10.875% Senior Notes due 2025	38,858
Cequel Term Loan Facility	2,455
Subtotal - CSC Holdings	53,988
Cablevision 8.625% Senior Notes due 2017	6,300
Cequel 6.375% Senior Notes due 2020	26,229
Altice USA notes payable to affiliates and related parties	513,723
$600,240
Summary of Debt Maturities
The future maturities of debt payable by the Company under its various debt obligations outstanding as of December 31, 2019, including notes payable and collateralized indebtedness (see Note 12), but excluding finance lease obligations (see Note 9), are as follows:

Years Ending December 31,
2020	$148,665
2021	1,078,499
2022	728,785
2023	2,928,347
2024	822,888
Thereafter	18,996,836

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
All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  If any one of these contracts was terminated prior to its scheduled maturity date, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2019, the Company did not have an early termination shortfall relating to any of these contracts.
The Company monitors the financial institutions that are counterparties to its equity derivative contracts.  All of the counterparties to such transactions carry investment grade credit ratings as of December 31, 2019.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Put/Call Options
In the third quarter of 2017, Altice USA entered into a put-call contract that expired in the third quarter of 2018 whereby Altice USA sold a put option and purchased a call option with the same strike price. These put-call options were settled as of December 31, 2017 and Altice USA recorded a loss on investments of $97,410 for the year ended December 31, 2017, which represents the difference between the strike price and the closing price of the underlying shares.
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
The following is a summary of interest rate swap contracts outstanding at December 31, 2019:

Trade Date	Maturity Date	Notional Amount	Company Pays	Company Receives
May 2016	May 2026	$750,000	Six- month LIBOR	Fixed rate of 1.665%
June 2016	May 2026	750,000	Six- month LIBOR	Fixed rate of 1.68%
December 2018	January 2022	500,000	Fixed rate of 2.7177%	Three-month LIBOR
December 2018	January 2022	500,000	Fixed rate of 2.733%	Three-month LIBOR
December 2018	January 2022	500,000	Fixed rate of 2.722%	Three-month LIBOR
December 2018	December 2026	750,000	Fixed rate of 2.9155%	Three-month LIBOR
December 2018	December 2026	750,000	Fixed rate of 2.9025%	Three-month LIBOR
April 2019	April 2020	1,255,513	Three- month LIBOR minus 0.1075%	One- month LIBOR
As of December 31, 2019, the Company did not hold and has not issued derivative instruments for trading or speculative purposes.
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at December 31,
		2019	2018

Asset Derivatives:
Interest rate swap contracts	Derivative contracts, current	$—	$1,975
Prepaid forward contracts	Derivative contracts, long-term	25,207	109,344
		25,207	111,319
Liability Derivatives:
Prepaid forward contracts	Other current liabilities	—	—
Interest rate swap contracts	Other current liabilities	(469)	(70)
Prepaid forward contracts	Liabilities under derivative contracts, long-term	(94,795)	—
Interest rate swap contracts	Liabilities under derivative contracts, long-term	(160,871)	(132,908)
		$(256,135)	$(132,978)
The following table presents certain statement of operations data related to our derivative contracts and the underlying common stock:

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018	2017
Gain (loss) on derivative contracts related to change in the value of equity derivative contracts related to Comcast common stock	$(282,713)	$218,848	$(138,920)
Gain (loss) on derivative contracts related to put/call options - Altice USA	—	—	(97,410)
Change in fair value of Comcast common stock included in gain (loss) on investments	469,071	(261,993)	237,328
Gain (loss) on interest rate swap contracts	(53,902)	(61,697)	5,482
The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts during the years presented:

	Years Ended December 31,
	2019	2018
Number of shares	—	16,139,868
Collateralized indebtedness settled	$—	$(516,537)
Derivatives contracts settled	—	24
	—	(516,513)
Proceeds from monetization contracts	93,000	516,513
Net cash proceeds	$93,000	$—
The cash to settle the collateralized indebtedness was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract's upside appreciation limit with downside exposure limited to the respective hedge price.
In April 2017, the Company entered into monetization contracts related to 32,153,118 shares of Comcast common stock held by us, which synthetically reversed the then existing contracts related to these shares (the "Synthetic Monetization Closeout"). As the then existing collateralized debt matured, the Company settled the contracts with proceeds received from the new monetization contracts. The monetization contracts mature on April 28, 2021. The monetization contracts provide the Company with downside protection below the hedge price of $35.47 and upside benefit of stock price appreciation up to $44.72 per share. In connection with the execution of these contracts, the Company recorded (i) the fair value of the equity derivative contracts of $53,316 (in a net asset position), (ii) notes payable of $111,657, representing the fair value of the existing equity derivative contracts, in a liability position, and (iii) a discount on notes payable of $58,341.
In November 2019, the Company entered into a new monetization contract related to 5,337,750 shares of Comcast common stock held by us, which synthetically reversed the existing contract related to these shares. In addition, the Company entered into amendments to monetization contracts related to 37,617,486 shares of Comcast common stock held by us. The new and amended monetization contracts extended the maturity date to April 28, 2023 and provide the Company with downside protection below the hedge price of $40.95 per share and upside benefit of stock price appreciation up to $49.55 per share. In connection with the execution of these contracts, the Company received cash of $93,000 and recorded (i) an increase in the fair value of the equity derivative contracts of $103,781, ii) an increase in notes payable, net of discount, of $36,587, and (iii) an increase in collateralized debt, net of discount, of $160,194.
NOTE 13. FAIR VALUE MEASUREMENT
The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable.  Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity's pricing based upon their own market assumptions.  The fair value hierarchy consists of the following three levels:
•Level I - Quoted prices for identical instruments in active markets.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

•Level II - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level III - Instruments whose significant value drivers are unobservable.
The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis:

	Fair Value Hierarchy	December 31, 2019	December 31, 2018
Assets:
Money market funds	Level I	$563,704	$91,852
Investment securities pledged as collateral	Level I	1,931,697	1,462,626
Prepaid forward contracts	Level II	25,207	109,344
Interest rate swap contracts	Level II	—	1,975
Liabilities:
Prepaid forward contracts	Level II	94,795	—
Interest rate swap contracts	Level II	161,340	132,978
Contingent consideration related to 2017 and 2018 acquisitions	Level III	7,250	6,195
The Company's cash equivalents (money market funds) and investment securities pledged as collateral are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
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
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate:
Credit Facility Debt, Collateralized Indebtedness, Senior Notes, Senior Guaranteed Notes, Notes Payable and Supply Chain Financing
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
The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized as follows:

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

		December 31, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value
CSC Holdings debt instruments:
Credit facility debt	Level II	$7,148,287	$7,190,438	$5,915,559	$5,972,500
Collateralized indebtedness	Level II	1,585,088	1,611,095	1,406,182	1,374,203
Senior guaranteed notes	Level II	7,602,456	8,220,518	5,847,758	5,646,468
Senior notes	Level II	7,874,040	8,728,870	8,416,610	8,972,722
Notes payable and supply chain financing	Level II	140,994	141,713	106,108	105,836
Cablevision debt instruments:
Senior notes	Level II	—	—	1,095,193	1,163,843
		$24,350,865	$25,892,634	$22,787,410	$23,235,572

(a)Amounts are net of unamortized deferred financing costs and discounts/premiums.
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
NOTE 14. INCOME TAXES
Altice USA files a federal consolidated and certain state combined income tax returns with its 80% or more owned subsidiaries. CSC Holdings and its subsidiaries are included in the consolidated federal income tax returns of Altice USA.  The income tax provision for CSC Holdings is determined on a stand-alone basis for all periods presented as if CSC Holdings filed separate consolidated income tax returns. In accordance with a tax sharing agreement between CSC Holdings and Altice USA, CSC Holdings has an obligation to Altice USA for its stand-alone current tax liability as if it filed separate income tax returns.

Income tax expense (benefit) for the years ended December 31, 2019, 2018 and 2017 consist of the following components:

	Altice USA			CSC Holdings
	Years Ended December 31,			Years Ended December 31,
	2019	2018	2017	2019	2018	2017
Current expense (benefit):
Federal	$—	$(1,865)	$5,261	$240,229	$186,035	$151,120
State	33,103	32,347	12,530	70,567	124,106	47,900
	33,103	30,482	17,791	310,796	310,141	199,020
Deferred expense (benefit):
Federal	43,105	26,141	(2,095,930)	(176,591)	(102,872)	(2,154,344)
State	(28,174)	(93,744)	(784,224)	(62,118)	(148,721)	(872,438)
	14,931	(67,603)	(2,880,154)	(238,709)	(251,593)	(3,026,782)
Tax expense (benefit) relating to uncertain tax positions	(844)	(1,534)	11	(844)	(985)	11
Income tax expense (benefit)	$47,190	$(38,655)	$(2,862,352)	$71,243	$57,563	$(2,827,751)

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The income tax expense (benefit) attributable to Altice USA's operations differs from the amount derived by applying the statutory federal rate to pretax loss principally due to the effect of the following items:

	Altice USA			CSC Holdings
	Years Ended December 31,			Years Ended December 31,
	2019	2018	2017	2019	2018	2017
Federal tax expense (benefit) at statutory rate	$39,297	$(3,793)	$(478,656)	$59,653	$66,757	$(83,507)
State income taxes, net of federal impact	(6,256)	(8,103)	(61,698)	(9,060)	33,249	(23,720)
Changes in the valuation allowance	4,079	15,987	(111)	4,307	—	—
Impact of Federal Tax Reform	—	—	(2,332,677)	—	—	(2,731,324)
Changes in the state rates used to measure deferred taxes, net of federal impact	(1,046)	(52,915)	(12,896)	6,532	(53,493)	(12,999)
Tax benefit relating to uncertain tax positions	(847)	(514)	(253)	(847)	(514)	(253)
Non-deductible share-based compensation related to the carried unit plan	15,642	8,677	20,101	15,642	8,677	20,101
Other non-deductible expenses	1,334	2,200	3,405	1,334	2,011	3,383
Other, net	(5,013)	(194)	433	(6,318)	876	568
Income tax expense (benefit)	$47,190	$(38,655)	$(2,862,352)	$71,243	$57,563	$(2,827,751)
In late 2017, the United States enacted the Tax Cuts and Jobs Act of 2017 (the "Tax Reform") which significantly changed the existing U.S. tax law by implementing a reduction in the corporate tax rate to 21%, moving from a worldwide tax system to a territorial system and imposing new or additional limitations on the deductibility of interest expense and executive compensation.
For the year ended December 31, 2017, Altice USA recorded a non-cash deferred tax benefit of $2,332,677 and CSC Holdings recorded a non-cash deferred tax benefit of $2,731,324, resulting primarily from a decrease in the deferred tax liabilities with regard to fixed assets and intangibles, partially offset by a decrease in the deferred tax asset for the federal net operating loss carry forward ("NOL").
During 2018, the Company determined that it met the definition of a Qualified Technology Company for New York State tax purposes and thereby was eligible for the reduced tax rate. Additionally, during 2018, the state of New Jersey enacted significant tax law changes imposing a 2.5% surtax for tax years beginning January 1, 2018 and mandating combined return filing requirements for unitary corporations for tax years beginning January 1, 2019. Accordingly, Altice USA and CSC Holdings recorded a net non-cash deferred tax benefit of $52,915 and $53,493, respectively, based on a remeasurement of the net deferred tax liability.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance are as follows:

	Altice USA		CSC Holdings
	December 31,		December 31,
	2019	2018	2019	2018
Noncurrent
NOLs and tax credit carry forwards	$309,924	$571,413	$74,300	$16,465
Compensation and benefit plans	25,227	42,484	25,227	45,138
Partnership investments	49,956	60,413	49,956	60,413
Restructuring liability	11,280	9,364	11,280	9,364
Other liabilities	42,339	38,473	42,339	36,833
Liabilities under derivative contracts	43,175	20,846	43,175	20,847
Interest deferred for tax purposes	333,856	166,668	333,856	34,843
Operating lease Liability	82,393	—	82,393	—
Other	12,428	11,531	12,428	9,867
Deferred tax asset	910,578	921,192	674,954	233,770
Valuation allowance	(29,479)	(25,400)	(11,859)	(8,225)
Net deferred tax asset, noncurrent	881,099	895,792	663,095	225,545
Fixed assets and intangibles	(5,384,320)	(5,496,103)	(5,384,320)	(5,473,397)
Operating lease Asset	(75,019)	—	(75,019)	—
Investments	(116,702)	(71,167)	(116,702)	(71,168)
Prepaid expenses	(10,978)	(7,543)	(10,978)	(7,543)
Fair value adjustments related to debt and deferred financing costs	(56,675)	(40,083)	(56,675)	(18,111)
Other	—	(4,833)	—	(5,273)
Deferred tax liability, noncurrent	(5,643,694)	(5,619,729)	(5,643,694)	(5,575,492)
Total net deferred tax liability	$(4,762,595)	$(4,723,937)	$(4,980,599)	$(5,349,947)
As of December 31, 2019, Altice USA's federal NOLs were approximately $840,576.  The utilization of certain pre-merger NOLs of Cablevision and Cequel are limited pursuant to Internal Revenue Code Section 382. The Company does not expect such limitations to impact the ability to utilize the NOLs prior to their expiration.
As of December 31, 2019, Altice USA has $12,161 of alternative minimum tax credits which do not expire and $17,824 of research credits, expiring in varying amounts from 2023 through 2035. Pursuant to the Tax Reform elimination of the AMT liability, Altice USA has submitted a refund request for 75% of the prior year’s AMT.
Deferred tax assets have resulted primarily from the Company's future deductible temporary differences and NOLs. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, management takes into account various factors, including the expected level of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences. If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company's consolidated statements of operations. Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. Pursuant to the Cablevision Acquisition and Cequel Acquisition, deferred tax liabilities resulting from the book fair value adjustment increased significantly and future taxable income that will result from the reversal of existing taxable temporary differences for which deferred tax liabilities are recognized is sufficient to conclude it is more likely than not that the Company will realize all of its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded which relate to certain state NOLs and the Israeli NOL in i24NEWS.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
As of December 31, 2019, if all uncertain tax positions were sustained at the amounts reported or expected to be reported in the Company's tax returns, the elimination of the Company's unrecognized tax benefits, net of the deferred tax impact, would decrease income tax expense by $1,720.
The most significant jurisdictions in which the Company is required to file income tax returns include the states of New York, New Jersey, Connecticut, the City of New York, Texas and West Virginia. The State and City of New York are presently auditing income tax returns for years 2012 through 2014. The States of New Jersey and Connecticut are presently auditing income tax returns for years 2014 through 2017 and 2016 and 2017, respectively.
Management does not believe that the resolution of the ongoing income tax examination described above will have a material adverse impact on the financial position of the Company.  Changes in the liabilities for uncertain tax positions will be recognized in the interim period in which the positions are effectively settled or there is a change in factual circumstances.
NOTE 15. SHARE-BASED COMPENSATION
Carry Unit Plan
Certain employees of the Company and its affiliates received awards of units in a carry unit plan of Neptune Management LP, an entity which has an ownership interest in Neptune LP. The awards generally vest as follows: 50% on the second anniversary of June 21, 2016 or December 21, 2015 ("Base Date"), 25% on the third anniversary of the Base Date, and 25% on the fourth anniversary of the Base Date.  Neptune Holding US GP LLC, the general partner of Neptune Management LP, has the right to repurchase (or to assign to an affiliate, including the Company, the right to repurchase) vested awards held by employees for sixty days following their termination.  For performance-based awards under the plan, vesting occurs upon achievement or satisfaction of a specified performance condition. The Company considered the probability of achieving the established performance targets in determining the share-based compensation with respect to these awards at the end of each reporting period.
Beginning on the fourth anniversary of the Base Date, the holders of carry units have an annual opportunity (a sixty days period determined by the administrator of the plan) to sell their units back to Neptune Holding US GP LLC (or affiliate, including the Company, designated by Neptune Holding US GP LLC). Accordingly, the carry units are presented as temporary equity on the consolidated balance sheets at fair value. Adjustments to fair value at each reporting period are recorded in paid-in capital.
The right of Neptune Holding US GP LLC to assign to an affiliate, including the Company, the right to repurchase an employee’s vested units during the sixty-day period following termination, or to satisfy its obligation to repurchase an employee’s vested units during annual 60 day periods following the fourth anniversary of the Base Date, may be exercised by Neptune Holding US GP LLC in its discretion at the time a repurchase right or obligation arises. The carry unit plan requires the purchase price payable to the employee or former employee, as the case may be, to be paid in cash, a promissory note (with a term of not more than 3 years and bearing interest at the long-term applicable federal rate under Section 1274(d) of the Internal Revenue Code) or combination thereof, in each case as determined by Neptune Holding US GP LLC in its discretion at the time of the repurchase. Neptune Holding US GP LLC expects that vested units will be redeemed for shares of the Altice USA Class A common stock upon vesting.
The Company measures the cost of employee services received in exchange for carry units based on the fair value of the award at grant date. In addition these units are presented as temporary equity in our consolidated balance sheet at fair value. For carry unit awards granted in 2016, an option pricing model was used which requires subjective assumptions for which changes in these assumptions could materially affect the fair value of the carry units outstanding. The time to liquidity event assumption was based on management’s judgment. The equity volatility assumption was estimated using the historical weekly volatility of publicly traded comparable companies. The risk-free rate assumed was based on the U.S. Constant Maturity Treasury Rates for a period matching the expected time to liquidity event. The discount for lack of marketability was based on Finnerty's (2012) average-strike put option model.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

For carry unit awards granted in the first and second quarter of 2017, the Company estimated the grant date fair value based on the value established in Altice USA's IPO.
The following table summarizes activity relating to these carry units:

	Number of Time Vesting Awards	Number of Performance Based Vesting Awards	Weighted Average Grant Date Fair Value
Balance, December 31, 2016	192,800,000	10,000,000	$0.37
Granted	28,025,000	—	3.14
Vested	(44,420,833)	—	0.41
Forfeited	(7,854,166)	—	0.37
Balance, December 31, 2017	168,550,001	10,000,000	0.71
Vested	(68,037,500)	—	0.37
Forfeited	(16,937,501)	—	0.62
Balance, December 31, 2018	83,575,000	10,000,000	1.14
Vested	(42,618,750)	—	0.83
Converted to restricted shares	—	(10,000,000)	0.37
Forfeited	(3,437,500)	—	0.84
Balance, December 31, 2019	37,518,750	—	2.35
The weighted average fair value per unit was $3.25, $1.95, and $2.50 as of December 31, 2019, 2018 and 2017, respectively. For the years ended December 31, 2019, 2018 and 2017 the Company recognized share-based compensation expense of $54,614, $41,321 and $57,430, respectively, related to the carry unit plan.
Stock Option Plan
In connection with Altice USA's IPO, the Company adopted the Altice USA 2017 Long Term Incentive Plan (the "2017 LTIP"). Under the 2017 LTIP, the Company may grant awards of options, restricted shares, restricted share units, stock appreciation rights, performance stock, performance stock units and other awards. Under the 2017 LTIP, awards may be granted to officers, employees and consultants of the Company or any of its affiliates. The 2017 LTIP is administered by Altice USA's Board of Directors (the "Board"), subject to the provision of the stockholders' agreement. The Board has delegated its authority to the Company's Compensation Committee. The Compensation Committee has the full power and authority to, among other things, select eligible participants, to grant awards in accordance with the 2017 LTIP, to determine the number of shares subject to each award or the cash amount payable in connection with an award and determine the terms and conditions of each award.
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
Options outstanding under the 2017 LTIP Plan either cliff vest on the third anniversary of the date of grant or vest over 4 years, where 50% vest on the second anniversary, 25% on the third anniversary and 25% on the fourth anniversary of the date of grant. The option awards generally are subject to continued employment with the Company, and expire 10 years from the date of grant. Performance based option awards vest upon achievement of performance criteria.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes activity related to employee stock options:

	Shares Under Option		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
	Time Vesting	Performance Based Vesting			Aggregate Intrinsic Value (a)
Balance at December 31, 2017	5,110,747	—	$17.45	9.97	$8,331
Granted	6,753,659	95,953	17.58
Forfeited	(634,238)	(22,314)	17.92
Balance at December 31, 2018	11,230,168	73,639	17.50	9.47	$—
Granted	3,677,076	—	23.88
Exercised	(184,147)	—	17.43
Forfeited	(639,356)	(73,639)	18.42
Balance at December 31, 2019	14,083,741	—	19.12	8.74	112,915
Options exercisable at December 31, 2019	878,225	—	17.65	8.08	8,512

(a)The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of the Company's Class A common stock at the respective date.
The Company recognized share-based compensation expense related to employee stock options for the years ended December 31, 2019, 2018 and 2017 of $44,464, $18,491 and $0.
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
The following weighted-average assumptions were used to calculate the fair values of stock option awards granted during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.05%	2.74%	2.30%
Expected life (in years)	6.47	6.49	6.44
Dividend yield	—%	—%	—%
Volatility	28.22%	35.72%	33.95%
Grant date fair value	$7.93	$6.91	$8.77
Restricted Awards
In June 2019, the Company granted restricted awards to certain employees pursuant to the 2017 LTIP. The majority of these awards vest over 4 years, where 50% vest on the second anniversary, 25% on the third anniversary and 25% on the fourth anniversary of the date of grant. The remaining awards vest monthly over a four year period. The grant date fair value of these awards aggregated $27,013. For the year ended December 31, 2019, the Company recorded share based compensation expense of $6,459 related to these awards.
NOTE 16. AFFILIATE AND RELATED PARTY TRANSACTIONS
Equity Method Investments
The Company's equity in the net losses of i24NEWS prior to April 1, 2018 of $1,130 and $2,821 for the years ended December 31, 2018 and 2017 were recorded using the equity method and reflected in other expense, net in the

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Company's consolidated statements of operations. As discussed in Note 1, the Company combined the results of operations and related assets and liabilities of i24NEWS as of April 1, 2018.
In April 2018, the Company redeemed a 24% interest in Newsday LLC ("Newsday") and recognized a gain of $13,298, reflected in gain (loss) on investments and sale of affiliate interests, net in the Company's consolidated statements of operations. For the year ended December 31, 2018 and 2017, the Company recorded equity in the net loss of Newsday of $9,719 and $7,219, respectively, reflected in other expense, net in the Company's consolidated statements of operations. From July 7, 2016 through April 2018, the Company held a 25% ownership interest in Newsday and prior to July 7, 2016, Newsday was a wholly-owned subsidiary of Cablevision.
Affiliate and Related Party Transactions
Altice USA is controlled by Patrick Drahi who is also the controlling stockholder of Altice Europe and its subsidiaries and other entities.
As the transactions discussed below were conducted between entities under common control by Mr. Drahi and equity method investees, amounts charged for certain services may not have represented amounts that might have been received or incurred if the transactions were based upon arm's length negotiations.
The following table summarizes the revenue and charges related to services provided to or received from affiliates and related parties:

	Years Ended December 31,
	2019	2018	2017
Revenue	$3,974	$2,575	$1,100
Operating expenses:
Programming and other direct costs	$(11,580)	$(7,261)	$(4,176)
Other operating expenses, net	(8,355)	(16,307)	(33,140)
Operating expenses, net	(19,935)	(23,568)	(37,316)

Interest expense	—	(600)	—
Interest income	—	2,429	6,496
Net charges - CSC Holdings	(15,961)	(19,164)	(29,720)
Interest expense	—	(2,429)	(96,901)
Other income, net	—	149	—
Loss on extinguishment of debt and write-off of deferred financing costs (see Note 11)	—	—	(513,723)
Net charges - Altice USA	$(15,961)	$(21,444)	$(640,344)
Capital Expenditures	$12,167	$14,951	$22,012
Revenue
The Company recognized revenue primarily from the sale of advertising to a subsidiary of Altice Europe and a foundation controlled by Patrick Drahi.
Programming and other direct costs
Programming and other direct costs include costs incurred by the Company for advertising services provided by a subsidiary of Altice Europe.
Other operating expenses, net
Altice Europe provided certain executive services, as well as consulting, advisory and other services, including, prior to the IPO, CEO, CFO and COO services, to the Company. Compensation under the terms of the agreement was an annual fee of $30,000 to be paid by the Company. Fees associated with this agreement recorded by the Company amounted to approximately $13,250 and $30,000 for the years ended December 31, 2018 and 2017, respectively. As of June 20, 2017, the CEO, CFO and COO became employees of the Company and the agreement was assigned to Altice Europe by a subsidiary of Altice Europe. This agreement was terminated upon the completion of the Distribution discussed in Note 1.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Other operating expenses also include charges for services provided by other subsidiaries of Altice Europe and other related parties aggregating $8,355, $3,057 and $4,057, for the years ended December 31, 2019, 2018 and 2017, respectively, net of a credit of $917 related to transition services provided to Newsday for the year ended December 31, 2017.
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
Capital Expenditures
Capital expenditures for the year ended December 31, 2019, 2018 and 2017 include $12,167 and $14,951, and $22,012, respectively, for equipment purchased and software development services provided by subsidiaries of Altice Europe.
Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	Altice USA		CSC Holdings
	December 31,		December 31,
	2019	2018	2019	2018
Due from:
Altice Europe (a)	$4,076	$16,995	$4,076	$3,821
Other affiliates and related parties (a)	2,698	562	2,698	564
	$6,774	$17,557	$6,774	$4,385
Due to:
Altice Europe (a)	$—	$26,074	$—	$12,419
Other affiliates and related parties (a)	7,456	22	7,456	22
Altice USA (b)	—	—	—	26,578
Cablevision (c)	—	—	—	140,398
	$7,456	$26,096	$7,456	$179,417

(a)Amounts due from affiliates represent amounts paid by the Company on behalf of or for services provided to the respective related party. Amounts due to affiliates relate to the purchase of equipment and advertising services, as well as reimbursement for payments made on our behalf. For Altice USA, the 2018 receivable amount includes interest on senior notes paid by Altice USA on behalf of an affiliate aggregating $13,100 and the payable amount includes $13,250 related to the consulting, advisory and other services agreement discussed above.
(b)Includes amounts due to affiliate for services provide by the affiliate and for cash collected on its behalf.
(c)Includes amounts due to/ due from affiliate pursuant to a historical tax allocation policy and tax sharing agreements between the entities. Also includes amounts related to services provided to/ or received from the respective affiliate and amounts related to payments made on behalf of the respective affiliate.
In the second quarter of 2017, prior to Altice USA's IPO, Altice USA declared and paid cash distributions aggregating $839,700 to stockholders, $500,000 of which were funded with proceeds from borrowings under CSC Holdings' revolving credit facility. In 2016, Altice USA declared cash distributions of $445,176, of which $365,559 were paid in 2016 and $79,617 were paid in the first quarter of 2017.
Pursuant to our share repurchase program, Altice USA purchased approximately 14.9 million Altice USA Class A shares for total consideration of approximately $350,000 during the year ended December 31, 2019 from Suddenvision S.A.R.L., an entity controlled by BC Partners LLP.
In addition, see Note 1 for a discussion of the acquisition of Neptune LP from CVC 3.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 17. COMMITMENTS AND CONTINGENCIES
Commitments
Future cash payments and commitments required under arrangements pursuant to contracts entered into by the Company in the normal course of business as of December 31, 2019 are as follows:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years
Off balance sheet arrangements:
Purchase obligations (a)	$8,238,465	$3,547,239	$3,685,145	$837,711	$168,370
Guarantees (b)	37,930	37,870	60	—	—
Letters of credit (c)	178,014	1,620	7,360	169,034	—
Total	$8,454,409	$3,586,729	$3,692,565	$1,006,745	$168,370

(a)Purchase obligations primarily include contractual commitments with various programming vendors to provide video services to customers and minimum purchase obligations to purchase goods or services, including contracts to acquire handsets and other equipment.  Future fees payable under contracts with programming vendors are based on numerous factors, including the number of customers receiving the programming.  Amounts reflected above related to programming agreements are based on the number of customers receiving the programming as of December 31, 2019 multiplied by the per customer rates or the stated annual fee, as applicable, contained in the executed agreements in effect as of December 31, 2019.
(b)Includes franchise and performance surety bonds primarily for the Company's cable television systems.
(c)Represent letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Payments due by period for these arrangements represent the year in which the commitment expires although payments under these arrangements are required only in the event of nonperformance.
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
The table above does not include obligations for rent related to utility poles used in our operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Rent expense incurred for pole rental attachments for the years ended December 31, 2019, 2018 and 2017 was $31,903, $33,082, and $31,308, respectively.
Legal Matters
In the latter half of 2018, eight named plaintiffs, each on behalf of a putative class of stockholders who purchased Company common stock in Altice USA's IPO pursuant to the Registration Statement and Prospectus, filed complaints (seven in New York State Supreme Court, one in United States District Court for the Eastern District of New York). The lawsuits name as defendants Altice USA, Altice Europe, and Altice USA's directors, among others, and assert that all defendants violated Sections 11 and 12 of the Securities Act of 1933 (the “Securities Act”) and that the individual defendants violated Section 15 of the Securities Act as control persons. In a consolidated amended complaint filed in the lawsuit in the Eastern District of New York, plaintiff also asserts violations of Section 10(b) of the Securities Act of 1934 ("34 Act"), Rule 10b-5 promulgated thereunder, and Section 20 of the 34 Act against Altice USA, Altice Europe, and certain individual directors. The facts underlying each case are substantively similar, with plaintiffs alleging that the Registration Statement and Prospectus misrepresented or omitted material facts relating to the negative performance of Altice France and Altice Portugal, the disclosure of which in November 2017 negatively impacted the value of Altice USA’s stock. In June of 2019, plaintiffs in the New York State action filed a consolidated amended complaint, which the Company moved to dismiss in July of 2019. The Company moved to dismiss the complaint in the Eastern District of New York in October 2019.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
On November 6, 2018, Sprint Communications Company L.P (“Sprint”) filed a complaint in the U.S. District Court for the District of Delaware alleging that the Company infringes Sprint’s patents purportedly relating to Voice over Internet Protocol (“VoIP”) services. On December 3, 2018, Sprint filed a second complaint alleging that the Company infringes Sprint’s patents purportedly relating to VOD services. The lawsuits are part of a pattern of litigation that was initiated as far back as 2007 by Sprint against numerous broadband and telecommunications providers, which has resulted in judgments and settlements of significant value for Sprint. The Company is investigating the allegations, and will vigorously defend the lawsuits. Although the outcome of the matter cannot be predicted and the impact of the final resolution of this matter on the Company’s results of operations in any particular subsequent reporting period is not known at this time, management does not believe that the ultimate resolution of the matter will have a material adverse effect on the operations or financial position of the Company or the ability of the Company to meet its financial obligations as they become due, but it could be material to the Company’s consolidated results of operations or cash flows for any one period.
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
NOTE 18. BENEFIT PLANS
Qualified and Non-qualified Defined Benefit Plans
Retirement Plans (collectively, the "Defined Benefit Plans")
The Company sponsors a non-contributory qualified defined benefit cash balance retirement plan (the "Pension Plan") for the benefit of certain non-union employees, as well as certain employees covered by a collective bargaining agreement in Brooklyn.
The Company maintains an unfunded non-contributory non-qualified defined benefit excess cash balance plan ("Excess Cash Balance Plan") covering certain current and former employees who participate in the Pension Plan.
Cablevision's Pension Plan and the Excess Cash Balance Plan are frozen and no employee who was not already a participant could participate in the plans and no further annual Pay Credits (a certain percentage of employees' eligible pay) are made.  Existing account balances under the plans continue to be credited with monthly interest in accordance with the terms of the plans.
Plan Results for Defined Benefit Plans
Summarized below is the funded status and the amounts recorded on the Company's consolidated balance sheets for all of the Company's Defined Benefit Plans at December 31, 2019 and 2018:

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	December 31,
	2019	2018
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$264,515	$299,066
Interest cost	9,227	9,248
Actuarial gain	(743)	(9,894)
Settlements/curtailments	1,875	2,373
Benefits paid	(27,112)	(36,278)
Projected benefit obligation at end of year	247,762	264,515
Change in plan assets:
Fair value of plan assets at beginning of year	167,510	195,768
Actual gain (loss) on plan assets, net	15,892	(5,705)
Employer contributions	34,107	13,725
Benefits paid	(27,112)	(36,278)
Fair value of plan assets at end of year	190,397	167,510
Unfunded status at end of year	$(57,365)	$(97,005)
The accumulated benefit obligation for the Company's Defined Benefit Plans aggregated $247,762 and $264,515 at December 31, 2019 and 2018, respectively.
The Company's net funded status relating to its Defined Benefit Plans at December 31, 2019 and 2018, is as follows:

	December 31,
	2019	2018
Defined Benefit Plans	$(57,365)	$(97,005)
Less: Current portion related to nonqualified plans	175	211
Long-term defined benefit plan obligations	$(57,190)	$(96,794)
Components of the benefit costs, recorded in other income (expense), net, for the Defined Benefit Plans for the years ended December 31, 2019, 2018 and 2017, is as follows:

	Years Ended December 31,
	2019	2018	2017
Interest cost	$9,227	$9,248	$11,786
Expected return on plan assets, net	(2,685)	(987)	(4,905)
Curtailment loss	—	—	3,137
Amortization of actuarial loss (reclassified from accumulated other comprehensive loss)	89	—	—
Settlement loss (reclassified from accumulated other comprehensive loss) (a)	1,643	1,268	1,845
Non-operating pension costs	$8,274	$9,529	$11,863

(a)As a result of benefit payments to terminated or retired individuals exceeding the service and interest costs for the Pension Plan and the Excess Cash Balance Pension Plan during the years ended December 31, 2019, 2018 and 2017, the Company recognized non-cash settlement losses that represent the acceleration of the recognition of a portion of the previously unrecognized actuarial losses recorded in accumulated other comprehensive loss on the Company’s consolidated balance sheets relating to these plans.
Plan Assumptions for Defined Benefit Plans
Weighted-average assumptions used to determine pension costs (made at the beginning of the year) and benefit obligations (made at the end of the year) for the Defined Benefit Plans are as follows:

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	Benefit Costs			Benefit Obligations at December 31,
	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	2019	2018
Discount rate (a)	3.70%	3.87%	3.69%	3.10%	4.20%
Rate of increase in future compensation levels	—%	—%	—%	—%	—%
Expected rate of return on plan assets (Pension Plan only)	3.97%	3.67%	3.90%	N/A	N/A

(a)The discount rates of 3.70%, 3.87% and 3.69% for the years ended December 31, 2019, 2018 and 2017, represent the average of the quarterly discount rates used to remeasure the Company's projected benefit obligation and benefit costs in connection with the recognition of settlement losses discussed above.
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
Pension Plan Assets and Investment Policy
The weighted average asset allocations of the Pension Plan at December 31, 2019 and 2018 were as follows:

	Plan Assets at December 31,
	2019	2018
Asset Class:
Mutual funds- fixed income	28%	29%
Common collective trust- equities	27	—
Fixed income securities	44	65
Cash equivalents and other	1	6
	100%	100%
The Pension Plan's investment objectives include an allocation to stocks and bonds.  This allocation allows for the Pension Plan to invest in asset classes that are expected to provide a rate of return throughout economic cycles, commensurate with the investment risk and cash flow needs of the Pension Plan. The investments held in the Pension Plan are readily marketable and can be sold to fund benefit payment obligations of the plan as they become payable.
Investment allocation decisions are formally made by the Company's Benefit Committee, which takes into account investment advice provided by its external investment consultant.  The investment consultant takes into account expected long-term risk, return, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to the Company's Benefit Committee. The major categories of the Pension Plan assets are bonds and equity funds which are marked-to-market on a daily basis.  Due to the Pension Plan's holdings in intermediate and long-term government and non-government fixed income securities, the Pension Plan's assets are subjected to interest rate risk; specifically, during a rising interest rate environment the prices of bond holdings will decline. An increase in interest rates may cause a decrease to the overall liability of the Pension Plan thus creating a partial hedge against rising interest rates. In addition, a portion of the Pension Plan's equity and bond portfolio are invested in foreign equity and debt securities in developed and emerging markets where there could be foreign

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

currency risks associated with them; non-government debt securities may be subject to credit risk of the bond issuer defaulting on interest and/or principal payments as well.
Investments at Estimated Fair Value
The fair values of the assets of the Pension Plan at December 31, 2019 by asset class are as follows:

Asset Class	Level I	Level II	Level III	Total

Mutual funds- fixed income	$52,976	$—	$—	$52,976
Common collective trust- equities	—	52,214	—	52,214
Fixed income securities held in a portfolio:
Foreign issued corporate debt	—	7,472	—	7,472
U.S. corporate debt	—	30,267	—	30,267
Government debt	—	2,836	—	2,836
U.S. Treasury securities	—	32,902	—	32,902
Asset-backed securities	—	9,375	—	9,375
Other	—	840	—	840
Cash equivalents (a)	2,188	3,278	—	5,466
Total (b)	$55,164	$139,184	$—	$194,348

(a)A significant portion represents an investment in a short-term investment fund that invests primarily in securities of high quality and low risk.
(b)Excludes cash and net receivables relating to the sale of securities that were not settled as of December 31, 2019.
The fair values of the assets of the Pension Plan at December 31, 2018 by asset class are as follows:

Asset Class	Level I	Level II	Level III	Total

Mutual funds- fixed income	$49,140	$—	$—	$49,140
Fixed income securities held in a portfolio:
Foreign issued corporate debt	—	14,002	—	14,002
U.S. corporate debt	—	43,190	—	43,190
Government debt	—	3,988	—	3,988
U.S. Treasury securities	—	38,657	—	38,657
Asset-backed securities	—	8,907	—	8,907
Other	—	205	—	205
Cash equivalents (a)	4,343	3,187	—	7,530
Total (b)	$53,483	$112,136	$—	$165,619

(a)A significant portion represents an investment in a short-term investment fund that invests primarily in securities of high quality and low risk.
(b)Excludes cash and net payables relating to the purchase of securities that were not settled as of December 31, 2018.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Benefit Payments and Contributions for Defined Benefit Plans
The following benefit payments are expected to be paid during the periods indicated:

2020	$16,500
2021	16,023
2022	16,349
2023	18,209
2024	17,706
2025-2029	83,159
The Company currently expects to contribute approximately $13,300 to the Pension Plan in 2020.
Defined Contribution Plans
The Company maintains the Altice USA 401(k) Savings Plan, a contributory qualified defined contribution plan for the benefit of certain non-union employees.  Participants can contribute a percentage of eligible annual compensation and the Company will make a matching cash contribution or discretionary contribution, as defined in the plan.  In addition, the Company maintains an unfunded non-qualified Excess Savings Plan which was frozen on January 1, 2017 for which the Company provided a matching contribution similar to the Altice USA 401(k) Savings Plan.  Applicable employees of the Company are also eligible for an enhanced employer matching contribution to the Cablevision 401(k) Savings Plan.
The cost associated with these plans, was $28,540, $28,232 and $27,577 for the years ended December 31, 2019, 2018 and 2017, respectively.
NOTE 19. INTERIM FINANCIAL INFORMATION (Unaudited)
The following is a summary of Altice USA's selected quarterly financial data:

	Altice USA
	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Total 2019
Residential:
Broadband	$775,573	$806,250	$814,328	$826,454	$3,222,605
Video	1,017,330	1,018,426	993,158	968,959	3,997,873
Telephony	154,464	150,232	148,231	145,767	598,694
Business services and wholesale	350,689	357,806	357,628	362,409	1,428,532
News and advertising	94,738	114,450	118,067	148,649	475,904
Mobile	—	—	3,174	18,090	21,264
Other	3,773	3,917	4,076	4,221	15,987
Revenue	2,396,567	2,451,081	2,438,662	2,474,549	9,760,859
Operating expenses	(1,954,089)	(1,968,538)	(1,967,147)	(2,047,274)	(7,937,048)
Operating income	$442,478	$482,543	$471,515	$427,275	$1,823,811
Net income (loss)	$(25,198)	$86,410	$77,396	$1,331	$139,939
Net loss (income) attributable to noncontrolling interests	199	(43)	(157)	(1,002)	(1,003)
Net income (loss) attributable to Altice USA Inc.'s stockholders	$(24,999)	$86,367	$77,239	$329	$138,936
Basic and diluted net income (loss) per share attributable to Altice USA Inc.'s stockholders	$(0.04)	$0.13	$0.12	$—	$0.21

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	Altice USA
	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018 (a)	Total 2018
Residential:
Broadband	$701,621	$712,202	$729,907	$743,725	$2,887,455
Video	1,033,708	1,034,404	1,054,667	1,033,649	4,156,428
Telephony	166,038	163,499	161,351	162,007	652,895
Business services and wholesale	333,090	337,388	344,193	348,087	1,362,758
News and advertising	88,737	111,342	123,913	163,272	487,264
Other	6,520	5,318	3,770	4,200	19,808
Revenue	2,329,714	2,364,153	2,417,801	2,454,940	9,566,608
Operating expenses	(2,016,676)	(2,029,094)	(1,912,243)	(1,926,216)	(7,884,229)
Operating income	$313,038	$335,059	$505,558	$528,724	$1,682,379
Net income (loss)	$(128,949)	$(98,004)	$33,739	$213,808	$20,594
Net loss (income) attributable to noncontrolling interests	(2)	149	(1,186)	(722)	(1,761)
Net income (loss) attributable to Altice USA, Inc. stockholders	$(128,951)	$(97,855)	$32,553	$213,086	$18,833
Basic and diluted net income (loss) per share attributable to Altice USA Inc.'s stockholders	$(0.17)	$(0.13)	$0.04	$0.30	$0.03

(a)In the fourth quarter of 2018, the Company recorded a non-cash deferred tax benefit of $52,915 based on a remeasurement of the Company's net deferred tax liability. See Note 14 to the consolidated financial statements for further details.
The following is a summary of CSC Holdings' selected quarterly financial data:

	CSC Holdings
	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Total 2019
Residential:
Broadband	$775,573	$806,250	$814,328	$826,454	$3,222,605
Video	1,017,330	1,018,426	993,158	968,959	3,997,873
Telephony	154,464	150,232	148,231	145,767	598,694
Business services and wholesale	350,689	357,806	357,628	362,409	1,428,532
News and advertising	94,738	114,450	118,067	148,649	475,904
Mobile	—	—	3,174	18,090	21,264
Other	3,773	3,917	4,076	4,221	15,987
Revenue	2,396,567	2,451,081	2,438,662	2,474,549	9,760,859
Operating expenses	(1,954,089)	(1,968,538)	(1,967,147)	(2,047,274)	(7,937,048)
Operating income	$442,478	$482,543	$471,515	$427,275	$1,823,811
Net income (loss)	$(7,864)	$104,142	$95,517	$21,022	$212,817
Net loss (income) attributable to noncontrolling interests	199	(43)	(157)	(1,002)	(1,003)
Net income (loss) attributable to CSC Holdings, LLC's sole member	$(7,665)	$104,099	$95,360	$20,020	$211,814

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	CSC Holdings
	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018 (a)	Total 2018
Residential:
Broadband	$701,621	$712,202	$729,907	$743,725	$2,887,455
Video	1,033,708	1,034,404	1,054,667	1,033,649	4,156,428
Telephony	166,038	163,499	161,351	162,007	652,895
Business services and wholesale	333,090	337,388	344,193	348,087	1,362,758
News and advertising	88,737	111,342	123,913	163,272	487,264
Other	6,520	5,318	3,770	4,200	19,808
Revenue	2,329,714	2,364,153	2,417,801	2,454,940	9,566,608
Operating expenses	(2,016,676)	(2,029,094)	(1,912,243)	(1,926,216)	(7,884,229)
Operating income	$313,038	$335,059	$505,558	$528,724	$1,682,379
Net income (loss)	$(89,968)	$21,527	$86,747	$242,020	$260,326
Net loss (income) attributable to noncontrolling interests	(2)	149	(1,186)	(722)	(1,761)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(89,970)	$21,676	$85,561	$241,298	$258,565

(a)In the fourth quarter of 2018, the Company recorded a non-cash deferred tax benefit of $53,493 based on a remeasurement of the Company's net deferred tax liability. See Note 14 to the consolidated financial statements for further details.
NOTE 20. SUBSEQUENT EVENT
In February 2020, the Company entered into a definitive asset purchase agreement to acquire certain cable assets in New Jersey for approximately $150,000 subject to certain closing adjustments as set forth in the asset purchase agreement. The transaction is expected to close upon receipt of regulatory approval.