Form 10-Q
period 2020-03-31
Altice USA, Inc.
filed 2020-05-01
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	NYSE

Number of shares of common stock outstanding as of April 24, 2020	593,521,448

ALTICE USA, INC. AND SUBSIDIARIES
FORM 10-Q

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
We operate in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, technological, political and social conditions. Various factors could adversely affect our operations, business or financial results in the future and cause our actual results to differ materially from those contained in the forward-looking statements. In addition, important factors that could cause our actual results to differ materially from those in our forward-looking statements include:
•competition for broadband, video and telephony customers from existing competitors (such as broadband communications companies, direct broadcast satellite ("DBS") providers and Internet-based providers) and new competitors entering our footprint;
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

•the disruption or failure of our network, information systems or technologies as a result of computer hacking, computer viruses, "cyber-attacks," misappropriation of data, outages, natural disasters, and other material events;
•the impact from the coronavirus ("COVID-19") pandemic;
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
•our ability to successfully operate our business following the completion of our separation from Altice Europe; and
•other risks and uncertainties inherent in our cable and other broadband communications businesses and our other businesses, including those listed under the caption "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") filed on February 14, 2020 (the "Annual Report") and in "Part II, Item 1A. Risk Factors" included herein.
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

Item 1. Financial Statements

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)

	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$244,491	$701,898
Restricted cash	264	262
Accounts receivable, trade (less allowance for doubtful accounts of $17,614 and $14,683)	441,696	457,118
Prepaid expenses and other current assets	237,228	215,304
Amounts due from affiliates	3,935	6,774
Total current assets	927,614	1,381,356
Property, plant and equipment, net of accumulated depreciation of $5,601,368 and $5,276,921	5,781,005	5,753,401
Right-of-use operating lease assets	280,389	280,340
Investment securities pledged as collateral	1,476,801	1,931,697
Derivative contracts	378,373	25,207
Other assets	109,812	92,622
Amortizable intangibles, net of accumulated amortization of $3,871,778 and $3,670,679	3,280,096	3,481,109
Indefinite-lived cable television franchises	13,020,081	13,020,081
Goodwill	8,142,309	8,142,309
Total assets	$33,396,480	$34,108,122

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2020 (Unaudited)	December 31, 2019

Current Liabilities:
Accounts payable	$855,053	$799,618
Interest payable	252,851	385,655
Accrued employee related costs	104,742	111,337
Amounts due to affiliates	8,511	7,456
Deferred revenue	126,026	124,777
Debt	179,515	170,682
Other current liabilities	354,882	378,954
Total current liabilities	1,881,580	1,978,479
Other liabilities	220,521	204,904
Deferred tax liability	4,811,850	4,762,595
Liabilities under derivative contracts	291,439	255,666
Right-of-use operating lease liability	267,043	269,062
Long-term debt, net of current maturities	24,267,820	24,249,603
Total liabilities	31,740,253	31,720,309
Commitments and contingencies (Note 16)
Redeemable equity	65,812	108,551
Stockholders' Equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 426,114,516 shares issued and 416,747,217 shares outstanding as of March 31, 2020 and 457,207,079 shares issued and 446,749,307 shares outstanding as of December 31, 2019	4,261	4,572
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 186,238,733 shares outstanding as of March 31, 2020 and 186,245,832 shares outstanding as of December 31, 2019	1,862	1,862
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	1,362,836	2,039,918
Retained earnings	389,908	390,766
	1,758,867	2,437,118
Treasury stock, at cost (9,367,299 and 10,457,772 Class A common shares at March 31, 2020 and December 31, 2019, respectively)	(163,893)	(163,904)
Accumulated other comprehensive loss	(13,177)	(3,250)
Total stockholders' equity	1,581,797	2,269,964
Noncontrolling interest	8,618	9,298
Total stockholders' equity	1,590,415	2,279,262
	$33,396,480	$34,108,122

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue (including revenue from affiliates of $3,488 and $592 respectively) (See Note 15)	$2,450,256	$2,396,567
Operating expenses:
Programming and other direct costs (including charges from affiliates of $2,189 and $1,687 respectively) (See Note 15)	864,514	812,985
Other operating expenses (including charges from affiliates of $3,941 and $2,246 respectively) (See Note 15)	582,309	564,432
Restructuring and other expense	7,294	15,244
Depreciation and amortization (including impairments)	547,569	561,428
	2,001,686	1,954,089
Operating income	448,570	442,478
Other income (expense):
Interest expense	(365,211)	(388,283)
Interest income	1,659	1,819
Gain (loss) on investments and sale of affiliate interests, net	(455,473)	254,725
Gain (loss) on derivative contracts, net	439,861	(177,029)
Loss on interest rate swap contracts, net	(54,832)	(23,672)
Loss on extinguishment of debt and write-off of deferred financing costs	—	(157,902)
Other income, net	923	80
	(433,073)	(490,262)
Income (loss) before income taxes	15,497	(47,784)
Income tax benefit (expense)	(17,035)	22,586
Net loss	(1,538)	(25,198)
Net loss attributable to noncontrolling interests	680	199
Net loss attributable to Altice USA, Inc. stockholders	$(858)	$(24,999)
Loss per share:
Basic and diluted loss per share	$—	$(0.04)
Basic and diluted weighted average common shares (in thousands)	621,414	695,528

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(1,538)	$(25,198)
Other comprehensive income (loss):
Defined benefit pension plans:
Unrecognized actuarial gain (loss)	(13,469)	4,918
Applicable income taxes	3,598	(1,292)
Unrecognized gain (loss) arising during period, net of income taxes	(9,871)	3,626
Settlement loss included in other expense, net	502	171
Applicable income taxes	(134)	(45)
Settlement loss included in other expense, net, net of income taxes	368	126
Foreign currency translation adjustment	(424)	(245)
Applicable income taxes	—	64
Foreign currency translation adjustment, net	(424)	(181)
Other comprehensive income (loss)	(9,927)	3,571
Comprehensive loss	(11,465)	(21,627)
Comprehensive loss attributable to noncontrolling interests	680	199
Comprehensive loss attributable to Altice USA, Inc. stockholders	$(10,785)	$(21,428)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2020	$4,572	$1,862	$2,039,918	$390,766	$(163,904)	$(3,250)	$2,269,964	$9,298	$2,279,262
Net loss attributable to stockholders	—	—	—	(858)	—	—	(858)	—	(858)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(680)	(680)
Pension liability adjustments, net of income taxes	—	—	—	—	—	(9,503)	(9,503)	—	(9,503)
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(424)	(424)	—	(424)
Share-based compensation expense	—	—	27,370	—	—	—	27,370	—	27,370
Redeemable equity vested	—	—	29,479	—	—	—	29,479	—	29,479
Change in redeemable equity	—	—	13,260	—	—	—	13,260	—	13,260
Class A shares acquired through share repurchase program and retired	(312)	—	(749,686)	—	—	—	(749,998)	—	(749,998)
Issuance of common shares pursuant to employee long term incentive plan	1	—	2,495	—	11	—	2,507	—	2,507
Balance at March 31, 2020	$4,261	$1,862	$1,362,836	$389,908	$(163,893)	$(13,177)	$1,581,797	$8,618	$1,590,415

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2019	$4,961	$2,130	$3,423,803	$251,830	$—	$(11,783)	$3,670,941	$9,295	$3,680,236
Net loss attributable to stockholders	—	—	—	(24,999)	—	—	(24,999)	—	(24,999)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(199)	(199)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,000)	(1,000)
Pension liability adjustments, net of income taxes	—	—	—	—	—	3,752	3,752	—	3,752
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(181)	(181)	—	(181)
Share-based compensation expense (equity classified)	—	—	13,790	—	—	—	13,790	—	13,790
Redeemable equity vested	—	—	1,364	—	—		1,364	—	1,364
Change in redeemable equity	—	—	(61,696)	—	—	—	(61,696)	—	(61,696)
Class A shares acquired through share repurchase program and retired	(294)	—	(599,707)	—	—	—	(600,001)	—	(600,001)
Conversion of Class B to Class A shares	242	(242)	—	—	—	—	—	—	—
Balance at March 31, 2019	$4,909	$1,888	$2,777,554	$226,831	$—	$(8,212)	$3,002,970	$8,096	$3,011,066

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,538)	$(25,198)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including impairments)	547,569	561,428
Non-cash restructuring charges	1,347	8,583
Loss (gain) on investments and sale of affiliate interests, net	455,473	(254,725)
Loss (gain) on derivative contracts, net	(439,861)	177,029
Loss on extinguishment of debt and write-off of deferred financing costs	—	157,902
Amortization of deferred financing costs and discounts (premiums) on indebtedness	23,944	26,066
Settlement loss related to pension plan	502	171
Share-based compensation expense related to equity classified awards	27,370	13,790
Deferred income taxes	30,225	(19,918)
Decrease in right-of-use assets	11,474	11,705
Provision for doubtful accounts	19,880	15,091
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(4,458)	28,278
Other receivables	(2,958)	(707)
Prepaid expenses and other assets	(31,842)	(19,840)
Amounts due from and due to affiliates	3,894	(4,023)
Accounts payable	23,613	33,889
Accrued liabilities	(188,765)	(239,562)
Deferred revenue	(5,153)	8,915
Liabilities related to interest rate swap contracts	122,849	25,120
Net cash provided by operating activities	593,565	503,994
Cash flows from investing activities:
Capital expenditures	(299,082)	(340,386)
Proceeds related to sale of equipment and costs of disposal	(2,580)	479
Decrease in other investments	4,008	—
Additions to other intangible assets	(89)	—
Net cash used in investing activities	(297,743)	(339,907)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)
	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities:
Proceeds from credit facility debt, net of discounts	—	1,390,000
Repayment of credit facility debt	(10,688)	(361,250)
Issuance of senior notes, including premiums	—	1,754,375
Redemption of senior notes, including premiums and fees	—	(2,462,692)
Repayment of notes payable	(7,495)	(58,500)
Principal payments on finance lease obligations	(5,700)	(1,611)
Purchase of shares of Altice USA Class A common stock, pursuant to a share repurchase program	(726,005)	(586,759)
Additions to deferred financing costs	—	(11,678)
Contingent payment for acquisition	(4,947)	(500)
Proceeds from stock option exercises	2,032	—
Distributions to noncontrolling interests, net	—	(1,000)
Net cash used in financing activities	(752,803)	(339,615)
Net decrease in cash and cash equivalents	(456,981)	(175,528)
Effect of exchange rate changes on cash and cash equivalents	(424)	(245)
Net decrease in cash and cash equivalents	(457,405)	(175,773)
Cash, cash equivalents and restricted cash at beginning of year	702,160	299,038
Cash, cash equivalents and restricted cash at end of period	$244,755	$123,265

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)

	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$243,493	$697,741
Restricted cash	264	262
Accounts receivable, trade (less allowance for doubtful accounts of $17,614 and $14,683)	441,696	457,118
Prepaid expenses and other current assets	237,228	211,642
Amounts due from affiliates	3,935	6,774
Total current assets	926,616	1,373,537
Property, plant and equipment, net of accumulated depreciation of $5,601,368 and $5,276,921	5,781,005	5,753,401
Right-of-use operating lease assets	280,389	280,340
Investment securities pledged as collateral	1,476,801	1,931,697
Derivative contracts	378,373	25,207
Other assets	109,812	92,622
Amortizable intangibles, net of accumulated amortization of $3,871,778 and $3,670,679	3,280,096	3,481,109
Indefinite-lived cable television franchises	13,020,081	13,020,081
Goodwill	8,142,309	8,142,309
Total assets	$33,395,482	$34,100,303

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except per membership unit amounts)
LIABILITIES AND MEMBER'S EQUITY	March 31, 2020 (Unaudited)	December 31, 2019

Current Liabilities:
Accounts payable	$855,053	$799,618
Interest payable	252,851	385,655
Accrued employee related costs	104,742	111,337
Amounts due to affiliates	8,511	7,456
Deferred revenue	126,026	124,777
Debt	179,515	170,682
Other current liabilities	330,887	378,948
Total current liabilities	1,857,585	1,978,473
Other liabilities	220,521	204,904
Deferred tax liability	5,172,465	4,980,599
Liabilities under derivative contracts	291,439	255,666
Right-of-use operating lease liability	267,043	269,062
Long-term debt, net of current maturities	24,267,820	24,249,603
Total liabilities	32,076,873	31,938,307
Commitments and contingencies (Note 16)
Redeemable equity	65,812	108,551
Member's Equity:
Retained earnings	—	13,515
Other member's equity (100 membership units issued and outstanding)	1,257,356	2,033,882
	1,257,356	2,047,397
Accumulated other comprehensive loss	(13,177)	(3,250)
Total member's equity	1,244,179	2,044,147
Noncontrolling interest	8,618	9,298
Total member's equity	1,252,797	2,053,445
	$33,395,482	$34,100,303

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue (including revenue from affiliates of $3,488 and $592 respectively) (See Note 15)	$2,450,256	$2,396,567
Operating expenses:
Programming and other direct costs (including charges from affiliates of $2,189 and $1,687 respectively) (See Note 15)	864,514	812,985
Other operating expenses (including charges from affiliates of $3,941 and $2,246 respectively) (See Note 15)	582,309	564,432
Restructuring and other expense	7,294	15,244
Depreciation and amortization (including impairments)	547,569	561,428
	2,001,686	1,954,089
Operating income	448,570	442,478
Other income (expense):
Interest expense	(365,211)	(364,039)
Interest income	1,659	1,819
Gain (loss) on investments and sale of affiliate interests, net	(455,819)	254,725
Gain (loss) on derivative contracts, net	439,861	(177,029)
Loss on interest rate swap contracts, net	(54,832)	(23,672)
Loss on extinguishment of debt and write-off of deferred financing costs	—	(157,902)
Other income, net	923	80
	(433,419)	(466,018)
Income (loss) before income taxes	15,151	(23,540)
Income tax benefit (expense)	(5,029)	15,676
Net income (loss)	10,122	(7,864)
Net loss attributable to noncontrolling interests	680	199
Net income (loss) attributable to CSC Holdings, LLC sole member	$10,802	$(7,665)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$10,122	$(7,864)
Other comprehensive income:
Defined benefit pension plans:
Unrecognized actuarial gain (loss)	(13,469)	4,918
Applicable income taxes	3,598	(1,292)
Unrecognized gain (loss) arising during period, net of income taxes	(9,871)	3,626
Settlement loss included in other expense, net	502	171
Applicable income taxes	(134)	(45)
Settlement loss included in other expense, net, net of income taxes	368	126
Foreign currency translation adjustment	(424)	(245)
Applicable income taxes	—	64
Foreign currency translation adjustment, net	(424)	(181)
Other comprehensive income (loss)	(9,927)	3,571
Comprehensive loss	195	(4,293)
Comprehensive loss attributable to noncontrolling interests	680	199
Comprehensive loss attributable to CSC Holdings, LLC's sole member	$875	$(4,094)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S EQUITY
(In thousands)
(Unaudited)

	Retained Earnings	Other Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total Member's Equity	Noncontrolling Interest	Total Equity

Balance at January 1, 2020	$13,515	$2,033,882	$(3,250)	$2,044,147	$9,298	$2,053,445
Net income attributable to CSC Holdings' sole member	10,802	—	—	10,802	—	10,802
Net loss attributable to noncontrolling interests	—	—	—	—	(680)	(680)
Pension liability adjustments, net of income taxes	—	—	(9,503)	(9,503)	—	(9,503)
Foreign currency translation adjustment, net of income taxes	—	—	(424)	(424)	—	(424)
Share-based compensation expense	—	27,370	—	27,370	—	27,370
Redeemable equity vested	—	29,479	—	29,479	—	29,479
Change in redeemable equity	—	13,260	—	13,260	—	13,260
Cash distributions to parent	(24,317)	(696,033)	—	(720,350)	—	(720,350)
Non-cash distributions to parent	—	(150,602)	—	(150,602)	—	(150,602)
Balance at March 31, 2020	$—	$1,257,356	$(13,177)	$1,244,179	$8,618	$1,252,797

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S EQUITY (continued)
(In thousands)
(Unaudited)

	Retained Earnings	Other Member's Equity	Accumulated Other Comprehensive Loss	Total Member's Equity	Noncontrolling Interests	Total Equity

Balance at January 1, 2019	$549,691	$3,451,937	$(11,783)	$3,989,845	$9,295	$3,999,140
Net loss attributable to CSC Holdings' sole member	(7,665)	—	—	(7,665)	—	(7,665)
Net loss attributable to noncontrolling interests	—	—	—	—	(199)	(199)
Distributions to noncontrolling interests	—	—	—	—	(1,000)	(1,000)
Pension liability adjustments, net of income taxes	—	—	3,752	3,752	—	3,752
Foreign currency translation adjustment, net of income taxes	—	—	(181)	(181)	—	(181)
Share-based compensation expense	—	13,790	—	13,790	—	13,790
Redeemable equity vested	—	1,364	—	1,364	—	1,364
Change in redeemable equity	—	(61,696)	—	(61,696)	—	(61,696)
Cash distributions to parent	(543,217)	(51,245)	—	(594,462)	—	(594,462)
Other	—	(276)	—	(276)	—	(276)
Balance at March 31, 2019	$(1,191)	$3,353,874	$(8,212)	$3,344,471	$8,096	$3,352,567

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$10,122	$(7,864)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including impairments)	547,569	561,428
Non-cash restructuring charges	1,347	8,583
Loss (gain) on investments and sale of affiliate interests, net	455,819	(254,725)
Loss (gain) on derivative contracts, net	(439,861)	177,029
Loss on extinguishment of debt and write-off of deferred financing costs	—	157,902
Amortization of deferred financing costs and discounts (premiums) on indebtedness	23,944	21,579
Settlement loss related to pension plan	502	171
Share-based compensation expense related to equity classified awards	27,370	13,790
Deferred income taxes	172,835	(13,007)
Decrease in right-of-use assets	11,474	11,705
Provision for doubtful accounts	19,880	15,091
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(4,458)	28,278
Other receivables	(2,958)	(708)
Prepaid expenses and other assets	(31,842)	(19,839)
Amounts due from and due to affiliates	(147,183)	(14,712)
Accounts payable	23,613	33,889
Accrued liabilities	(188,760)	(240,722)
Deferred revenue	(5,153)	8,915
Liabilities related to interest rate swap contracts	122,849	25,120
Net cash provided by operating activities	597,109	511,903
Cash flows from investing activities:
Capital expenditures	(299,082)	(340,386)
Proceeds related to sale of equipment and costs of disposal	(2,580)	479
Additions to other intangible assets	(89)	—
Net cash used in investing activities	(301,751)	(339,907)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)
	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities:
Proceeds from credit facility debt, net of discounts	$—	$1,390,000
Repayment of credit facility debt	(10,688)	(361,250)
Issuance of senior notes, including premiums	—	1,754,375
Redemption of senior notes, including premiums and fees	—	(2,462,692)
Distributions to parent	(720,350)	(594,462)
Repayment of notes payable	(7,495)	(58,500)
Principal payments on finance lease obligations	(5,700)	(1,611)
Additions to deferred financing costs	—	(11,678)
Contingent payment for acquisition	(4,947)	(500)
Distributions to noncontrolling interests, net	—	(1,000)
Net cash used in financing activities	(749,180)	(347,318)
Net decrease in cash and cash equivalents	(453,822)	(175,322)
Effect of exchange rate changes on cash and cash equivalents	(424)	(245)
Net decrease in cash and cash equivalents	(454,246)	(175,567)
Cash, cash equivalents and restricted cash at beginning of year	698,003	298,784
Cash, cash equivalents and restricted cash at end of period	$243,757	$123,217

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND RELATED MATTERS
The Company and Related Matters
Altice USA, Inc. ("Altice USA") was incorporated in Delaware on September 14, 2015. Through June 8, 2018, Altice USA was majority-owned by Altice Europe N.V. ("Altice Europe"), a public company with limited liability (naamloze vennootshcap) under Dutch law. On June 8, 2018, Altice Europe distributed substantially all of its equity interest in the Company through a distribution in kind to holders of Altice Europe's common shares A and common shares B (the "Distribution"). Altice USA is now majority-owned by Patrick Drahi through Next Alt. S.a.r.l. ("Next Alt").
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
The accompanying consolidated financial statements of Altice USA include the accounts of Altice USA and its majority-owned subsidiaries and the accompanying consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries and gives effect to the ATS Acquisition and the i24 Acquisition discussed below. Altice USA has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Altice USA. The consolidated balance sheets and statements of operations of Altice USA are essentially identical to the consolidated balance sheets and statements of operations of CSC Holdings, with the following exceptions: Altice USA has additional cash and deferred taxes on its consolidated balance sheet. In addition, CSC Holdings and its subsidiaries have certain intercompany receivables from and payables to Altice USA. Differences between Altice USA's results of operations and those of CSC Holdings primarily include incremental interest expense for periods prior to the assumption of Cablevision senior notes by CSC Holdings in November 2019, interest income, loss (gain) on investments and sale of affiliate interests, net, loss on extinguishment of debt, the write-off of deferred financing costs, and income tax benefit (expense).
The combined notes to the consolidated financial statements relate to the Company, which, except as noted, are essentially identical for Altice USA and CSC Holdings. All significant intercompany transactions and balances between Altice USA or CSC Holdings and their respective consolidated subsidiaries are eliminated in both sets of consolidated financial statements. Intercompany transactions between Altice USA and CSC Holdings are not eliminated in the CSC Holdings consolidated financial statements, but are eliminated in the Altice USA consolidated financial statements.
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
For the three months ended March 31, 2020, Altice USA repurchased an aggregate of 31,216,259 shares for a total purchase price of approximately $749,998. From inception through March 31, 2020, Altice USA repurchased an aggregate of 131,913,651 shares for a total purchase price of approximately $2,936,872. These acquired shares were retired and the cost of these shares was recorded in paid in capital in Altice USA's consolidated balance sheet.  As of March 31, 2020, Altice USA had approximately $4,063,128 of availability remaining under the incremental share repurchase program and had 602,985,950 combined Class A and Class B shares outstanding.
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
The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
The financial statements presented in this report are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.
The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2020.
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
Common Stock of Altice USA
The following table provides details of Altice USA's shares of common stock outstanding:

	Shares of Common Stock Outstanding
	Class A Common Stock	Class B Common Stock
Balance at December 31, 2019	446,749,307	186,245,832
Conversion of Class B common stock to Class A common stock	7,099	(7,099)
Shares issued in connection with stock option exercises	116,597	—
Retirement of Class A common shares in connection with the Company's stock repurchase plan (see Note 1)	(31,216,259)	—
Shares issued from treasury upon vesting of redeemable equity	1,090,473	—
Balance at March 31, 2020	416,747,217	186,238,733
Reclassifications
Certain reclassifications have been made to the 2019 financial statements to conform to the 2020 presentation.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 3. ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04")
In March 2020, the Financial Accounting Standards Board ("FASB") issued new accounting guidance related to the effects of reference rate reform on financial reporting. The guidance, effective for reporting periods through December 31, 2022, provides accounting relief for contract modifications that replace an interest rate impacted by reference rate reform (e.g., LIBOR) with a new alternative reference rate. The Company adopted the guidance as of March 31, 2020. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.
ASU No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12")
In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740). ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions for investments, intraperiod allocations and interim calculations. The new guidance also simplifies aspects of the accounting for franchise taxes, enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The amendments did not create new accounting requirements. The Company adopted the standard as of January 1, 2020. The adoption of this standard did not have a significant impact on the Company's consolidated financial statements.
ASU No. 2018-15, Customer’s Accounting for Implementation Costs in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15")
In August 2018, the FASB issued ASU 2018-15 which requires upfront implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract to be amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The Company adopted the standard as of January 1, 2020. The adoption of this standard did not have an impact on the Company's consolidated financial statements.
ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) ("ASU 2017-04")
In January 2017, the FASB issued ASU 2017-04 which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted the standard as of January 1, 2020. The adoption of this standard did not have an impact on the Company's consolidated financial statements.
ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13")
In June 2016, the FASB issued ASU 2016-13 which requires a financial asset (or a group of financial assets) measured at amortized cost to be assessed for impairment under the current expected credit loss model rather than an incurred loss model. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount.  ASU 2016-13 became effective for the Company on January 1, 2020 and the adoption of this standard did not have a significant impact on the Company's consolidated financial statements.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 4. REVENUE
The following table presents the composition of revenue:

	Three Months Ended March 31,
	2020	2019
Residential:
Broadband	$885,529	$775,573
Video	947,061	1,017,330
Telephony	125,030	154,464
Business services and wholesale	364,530	350,689
News and advertising	105,540	94,738
Mobile	18,356	—
Other	4,210	3,773
Total revenue	$2,450,256	$2,396,567
The Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  In instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three months ended March 31, 2020, and 2019, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $64,910, and $64,236, respectively.
The following table provides information about customer contract costs and deferred revenue related to contracts with customers:

	March 31, 2020	December 31, 2019
Customer contract costs (a)	$29,981	$30,758
Deferred revenue (b)	176,881	182,034

(a)Customer contract costs include primarily sales commissions for enterprise customers that are deferred and amortized over the average contract term.
(b)Deferred revenue represents payments received from customers for services that have yet to be provided and installation revenue which is deferred and recognized over the benefit period. A portion of the Company's deferred revenue represents payments for services for up to one month in advance from residential and small and medium sized business ("SMB") customers which is realized within the following month as services are performed and the remaining portion is recognized over the contract period.
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
NOTE 5. NET LOSS PER SHARE
Net Loss Per Share
Basic net loss per common share attributable to Altice USA stockholders is computed by dividing net loss attributable to Altice USA stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share attributable to Altice USA stockholders excludes the effects of weighted average common stock equivalents of 22,525,412 and 11,480,467 for the three months ended March 31, 2020 and 2019, respectively, as they were anti-dilutive. It also excludes performance stock units and restricted stock aggregating 8,981,483 as the performance metrics have not been achieved.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Net income (loss) per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Altice USA.
NOTE 6. SUPPLEMENTAL CASH FLOW INFORMATION
The Company's non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2020	2019
Non-Cash Investing and Financing Activities:

Altice USA and CSC Holdings:
Property and equipment accrued but unpaid	$219,889	$158,025
Notes payable issued to vendor for the purchase of equipment and other assets	—	16,266
Unsettled purchases of shares of Altice USA, Inc. Class A common stock, pursuant to a share repurchase program	23,993	13,242
Right-of-use assets acquired in exchange for finance lease obligations	27,674	4,970
Deferred financing costs accrued but unpaid	—	1,663
CSC Holdings:
Distributions to parent	150,602	—
Supplemental Data:
Altice USA:
Cash interest paid	474,268	475,109
Income taxes paid, net	1,195	110
CSC Holdings:
Cash interest paid	474,268	455,974
Income taxes paid, net	1,195	110

NOTE 7. RESTRUCTURING AND OTHER EXPENSE
Restructuring
Beginning in the first quarter of 2016, the Company commenced restructuring initiatives that were intended to simplify the Company's organizational structure ("2016 Restructuring Plan").

The following table summarizes the activity for the 2016 Restructuring Plan:
	Severance and Other Employee Related Costs	Facility Realignment and Other Costs	Total
Accrual balance at December 31, 2019	$1,676	2,332	$4,008
Restructuring charges	—	1,979	1,979
Payments and other	(1,438)	(914)	(2,352)
Accrual balance at March 31, 2020	$238	$3,397	$3,635

Cumulative costs to date relating to 2016 Restructuring Plan amounted to $436,293.
In May 2019, the Company commenced another restructuring initiative to further simplify the Company's organization structure ("2019 Restructuring Plan").

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following table summarizes the activity for the 2019 Restructuring Plan:
Severance and Other Employee Related Costs
Accrual balance at December 31, 2019	$37,946
Restructuring charges	3,121
Payments and other	(8,808)
Accrual balance at March 31, 2020	$32,259
Cumulative costs to date relating to the 2019 Restructuring Plan amounted to $45,836.
In addition, for the three months ended March 31, 2020, the Company recorded restructuring charges of $1,705 related primarily to the impairment of right-of-use operating lease assets, included in the Company's restructuring initiatives, as their carrying amount was not recoverable and exceeded their fair value.
Transaction Costs
For the three months ended March 31, 2020, the Company incurred transaction costs of $489 primarily related to certain transactions not related to the Company's operations. The Company recorded a net credit of $396 during the three months ended March 31, 2019 resulting from an adjustment to the contingent liability initially recorded for a business acquired in fourth quarter of 2017.
NOTE 8. LEASES
The Company's operating leases are comprised primarily of facility leases and finance leases are comprised primarily of vehicle and equipment leases.
Balance sheet information related to our leases is presented below:

	Balance Sheet location	March 31, 2020	December 31, 2019
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$280,389	$280,340
Right-of-use lease liability, current	Other current liabilities	41,571	38,836
Right-of-use lease liability, long-term	Right-of-use operating lease liability	267,043	269,062

Finance leases:
Right-of-use lease assets	Property, plant and equipment	93,552	70,339
Right-of-use lease liability, current	Current portion of long-term debt	30,845	22,017
Right-of-use lease liability, long-term	Long-term debt	60,549	47,403
The following provides details of the Company's lease expense:

	Three Months Ended March 31,
	2020	2019
Operating lease expense, net	$15,004	$15,278
Finance lease expense:
Amortization of assets	4,460	1,562
Interest on lease liabilities	1,027	358
Total finance lease expense	5,487	1,920
	$20,491	$17,198

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Other information related to leases is presented below:

	As of March 31,
	2020	2019
Right-of-use assets acquired in exchange for operating lease obligations	$12,875	$4,193

Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows related to finance leases	1,027	358
Operating cash flows related to operating leases	16,659	16,482
Weighted Average Remaining Lease Term:
Operating leases	9.3 years	8.9 years
Finance leases	3.1 years	4.8 years
Weighted Average Discount Rate:
Operating leases	5.90%	6.25%
Finance leases	5.50%	5.82%
The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

	Finance leases	Operating leases
2020 (excluding the three months ended March 31, 2020)	$27,180	$36,823
2021	32,226	49,142
2022	27,980	49,631
2023	7,902	39,638
2024	3,343	35,205
Thereafter	283	199,632
Total future minimum lease payments, undiscounted	98,914	410,071
Less: Imputed interest	(7,520)	(101,457)
Present value of future minimum lease payments	$91,394	$308,614

NOTE 9. INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired amortizable intangible assets:

	As of March 31, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,017,524	$(3,017,592)	$2,999,932	$6,017,524	$(2,843,561)	$3,173,963	8 to 18 years
Trade names	1,081,083	(822,871)	258,212	1,081,083	(798,484)	282,599	2 to 5 years
Other amortizable intangibles	53,267	(31,315)	21,952	53,181	(28,634)	24,547	1 to 15 years
	$7,151,874	$(3,871,778)	$3,280,096	$7,151,788	$(3,670,679)	$3,481,109
Amortization expense for the three months ended March 31, 2020 and 2019 aggregated $201,099 and $200,619, respectively.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 10. DEBT
The following details the Company's outstanding debt:

		Interest Rate		March 31, 2020		December 31, 2019
Date Issued	Maturity Date			Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
Senior Notes:
November 15, 2011	November 15, 2021	6.750%		$1,000,000	$981,769	$1,000,000	$979,178
September 27, 2012	September 15, 2022	5.875%		649,024	604,810	649,024	600,849
May 23, 2014	June 1, 2024	5.250%		750,000	687,105	750,000	683,940
October 18, 2018	July 15, 2025	7.750%		1,740	1,698	1,740	1,695
October 9, 2015	October 15, 2025	10.875%		1,684,221	1,665,828	1,684,221	1,665,237
October 18, 2018	April 1, 2028	7.500%		4,118	4,112	4,118	4,112
November 27, 2018	July 15, 2025	7.750%		617,881	606,026	617,881	605,583
November 27, 2018	April 1, 2028	7.500%		1,045,882	1,044,313	1,045,882	1,044,278
July 10 and October 7, 2019	January 15, 2030	5.750%		2,250,000	2,288,419	2,250,000	2,289,168
Senior Guaranteed Notes:
October 9, 2015	October 15, 2025	6.625%		1,000,000	989,855	1,000,000	989,483
September 23, 2016	April 15, 2027	5.500%		1,310,000	1,305,558	1,310,000	1,305,430
January 29, 2018	February 1, 2028	5.375%		1,000,000	992,935	1,000,000	992,757
November 27, 2018	July 15, 2023	5.375%		1,095,825	1,082,771	1,095,825	1,081,879
November 27, 2018	May 15, 2026	5.500%		1,498,806	1,486,333	1,498,806	1,485,911
January 24, 2019	February 1, 2029	6.500%		1,750,000	1,747,057	1,750,000	1,746,996
				15,657,497	15,488,589	15,657,497	15,476,496
CSC Holdings Restricted Group:
Revolving Credit Facility	(c)	(c)	(b)	—	—	—	—
Term Loan B	July 17, 2025	2.86%		2,917,500	2,904,808	2,925,000	2,911,729
Incremental Term Loan B-3	January 15, 2026	2.86%		1,262,250	1,257,221	1,265,438	1,260,200
Incremental Term Loan B-5	April 15, 2027	3.11%		3,000,000	2,977,104	3,000,000	2,976,358
				7,179,750	7,139,133	7,190,438	7,148,287
Collateralized indebtedness (see Note 12)				1,759,017	1,593,073	1,759,017	1,585,088
Finance lease obligations (see Note 9)				91,394	91,394	69,420	69,420
Notes payable and supply chain financing (d)				135,146	135,146	140,994	140,994
				24,822,804	24,447,335	24,817,366	24,420,285
Less: current portion of credit facility debt				(72,750)	(72,750)	(65,250)	(65,250)
Less: current portion of finance lease obligations				(30,845)	(30,845)	(22,017)	(22,017)
Less: current portion of notes payable and supply chain financing				(75,920)	(75,920)	(83,415)	(83,415)
				(179,515)	(179,515)	(170,682)	(170,682)
Long-term debt				$24,643,289	$24,267,820	$24,646,684	$24,249,603

(a) The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums and with respect to certain notes, a fair value adjustment resulting from the Cequel and Cablevision acquisitions.
(b)At March 31, 2020, $178,014 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $2,296,986 of the facility was undrawn and available, subject to covenant limitations.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

(d)Includes $65,854 related to supply chain financing agreements entered into in the second quarter of 2019 that is required to be repaid within one year from the date of the respective agreement.
For financing purposes, the Company is structured as a restricted group (the "Restricted Group") and an unrestricted group, which includes certain designated subsidiaries and investments (the "Unrestricted Group"). The Restricted Group is comprised of CSC Holdings and substantially all of its wholly-owned operating subsidiaries. These subsidiaries are subject to the covenants and restrictions of the credit facility and indentures governing the notes issued by CSC Holdings.
CSC Holdings' credit facilities agreement contains certain customary representations and warranties, affirmative covenants and events of default (including, among others, an event of default upon a change of control). If an event of default occurs, the lenders under the credit facilities will be entitled to take various actions, including the acceleration of amounts due under the credit facilities and all actions permitted to be taken by a secured creditor.
As of March 31, 2020, CSC Holdings was in compliance with all of its financial covenants under its credit facilities and with all of its financial covenants under the indentures under which the senior and senior guaranteed notes were issued.
The following table provides a summary of the loss (gain) on extinguishment of debt and the write-off of deferred financing costs recorded by the Company upon the redemption of senior notes and the refinancing of credit facilities:

For the Three Months Ended March 31, 2019:
CSC Holdings 10.125% Senior Notes due 2023	$154,666
Refinancing and subsequent amendment to CSC Holdings credit facility	3,236
$157,902

Summary of Debt Maturities
The future maturities of debt payable by the Company under its various debt obligations outstanding as of March 31, 2020, including notes payable and collateralized indebtedness (see Note 11), but excluding finance lease obligations (see Note 8), are as follows:

2020	$128,964
2021	1,080,017
2022	728,785
2023	2,928,347
2024	822,888
Thereafter	18,996,836
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
All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  If any one of these contracts was terminated prior to its scheduled maturity date, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2020, the Company did not have an early termination shortfall relating to any of these contracts.
The Company monitors the financial institutions that are counterparties to its equity derivative contracts.  All of the counterparties to such transactions carry investment grade credit ratings as of March 31, 2020.
Interest Rate Swap Contracts
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheet, with changes in fair value reflected in the consolidated statement of operations. As of March 31, 2020, the Company did not hold and has not issued derivative instruments for trading or speculative purposes.
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at
		March 31, 2020	December 31, 2019

Asset Derivatives:
Interest rate swap contracts	Derivative contracts, long-term	$372	$—
Prepaid forward contracts	Derivative contracts, long-term	378,001	25,207
		378,373	25,207
Liability Derivatives:
Interest rate swap contracts	Other current liabilities	(850)	(469)
Prepaid forward contracts	Liabilities under derivative contracts, long-term	(7,728)	(94,795)
Interest rate swap contracts	Liabilities under derivative contracts, long-term	(283,711)	(160,871)
		$(292,289)	$(256,135)
The following table presents certain statement of operations data related to our derivative contracts and the underlying common stock:

	Three Months Ended March 31,
	2020	2019
Gain (loss) on derivative contracts related to change in the value of equity derivative contracts related to Comcast common stock	$439,861	$(177,029)
Change in the fair value of Comcast common stock included in gain (loss) on investments	(454,896)	254,725
Loss on interest rate swap contracts, net of a gain of $74,835 recorded in the 2020 period in connection with the early termination of the swap agreements discussed below	(54,832)	(23,672)
In March 2020, the Company terminated two swap agreements whereby the Company was paying a floating rate of interest and receiving a fixed rate of interest on an aggregate notional value of $1,500,000. These contracts were due to mature in May 2026. In connection with the early termination, the Company received cash of $74,835 which has

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

been recorded in loss on interest swap contracts, net in our consolidated statement of operations and presented in operating activities in our consolidated statement of cash flows.
In addition, in March 2020, the Company executed amendments to two interest swap contracts that reduced the fixed rate of interest that the Company was paying on an aggregate notional value of $1,000,000 and extended the maturity date of the contracts to January 15, 2025 from January 15, 2022. The difference in the fair value of the amended contracts and the original contracts on the date of the transaction of $5,689 (an increase in the liability) will be amortized to loss on derivative contracts over the remaining term of the contracts.
Also, the Company entered into two new interest rate swap contracts on an aggregate notional value of $1,000,000. See table below.
The following is a summary of interest rate swap contracts outstanding at March 31, 2020:

Trade Date	Maturity Date	Notional Amount	Company Pays	Company Receives
December 2018	January 2025	$500,000	Fixed rate of 1.53%	Three-month LIBOR
December 2018	January 2022	500,000	Fixed rate of 2.733%	Three-month LIBOR
December 2018	January 2025	500,000	Fixed rate of 1.625%	Three-month LIBOR
December 2018	December 2026	750,000	Fixed rate of 2.9155%	Three-month LIBOR
December 2018	December 2026	750,000	Fixed rate of 2.9025%	Three-month LIBOR
April 2019	April 2020	1,255,513	Three-month LIBOR minus 0.1075%	One-month LIBOR
March 2020	January 2025	500,000	Fixed rate of 1.458%	Three-month LIBOR
March 2020	January 2022	500,000	Three-month LIBOR	Fixed rate of 2.733%
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
The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis:

	Fair Value Hierarchy	March 31, 2020	December 31, 2019
Assets:
Money market funds	Level I	$148,922	$563,704
Investment securities pledged as collateral	Level I	1,476,801	1,931,697
Prepaid forward contracts	Level II	378,001	25,207
Interest rate swap contracts	Level II	372	—
Liabilities:
Prepaid forward contracts	Level II	7,728	94,795
Interest rate swap contracts	Level II	284,561	161,340
Contingent consideration related to 2017 and 2018 acquisitions	Level III	2,250	7,250

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
The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized as follows:

		March 31, 2020		December 31, 2019
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

Credit facility debt	Level II	$7,139,133	$7,179,750	$7,148,287	$7,190,438
Collateralized indebtedness	Level II	1,593,073	1,689,819	1,585,088	1,611,095
Senior guaranteed notes	Level II	7,604,509	7,943,752	7,602,456	8,220,518
Senior notes	Level II	7,884,080	8,253,080	7,874,040	8,728,870
Notes payable and supply chain financing	Level II	135,146	136,072	140,994	141,713
		$24,355,941	$25,202,473	$24,350,865	$25,892,634

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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES Act") was enacted and signed into law. Certain provisions of the CARES Act impacted the 2019 income tax provision computations of the Company and have been reflected in the consolidated financial statements for the three months ended March 31, 2020. The CARES Act modified the interest limitation under section 163(j) of the Internal Revenue Code ("163(j)") for 2019

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

and 2020, increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income. This modification significantly increased the allowable interest deduction for the Company in 2019, resulting in less utilization of net operating loss carryforwards. For state tax purposes, an estimated net benefit of approximately $10,500 was recognized for the three months ended March 31, 2020 driven by a decrease in federal taxable income for 2019 due to the 163(j) law change under the CARES Act. As states enact new tax legislation in response to the federal CARES Act, this benefit may change. In addition, the CARES Act accelerated the ability of companies to receive refunds of Alternative Minimum Tax credits. For the Company, the remaining approximately $12,000 in tax credits will be refunded as part of the 2019 tax filing.
Altice USA
For the three months ended March 31, 2020, Altice USA recorded a tax expense of $17,035 on pre-tax income of $15,497, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and certain state tax expense adjustments, partially offset by a benefit resulting from the recently enacted CARES Act.
For the three months ended March 31, 2019, Altice USA recorded a tax benefit of $22,586 on pre-tax loss of $47,784, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to revaluation of state deferred taxes primarily due to certain changes to the state tax rates used to measure the Company’s deferred tax liabilities and certain non-deductible expenses.
CSC Holdings
For the three months ended March 31, 2020, CSC Holdings recorded a tax expense of $5,029 on pre-tax income of $15,151, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and certain state tax expense adjustments, partially offset by a benefit resulting from the recently enacted CARES Act.
For the three months ended March 31, 2019, CSC Holdings recorded a tax benefit of $15,676 on pre-tax loss of $23,540, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to revaluation of state deferred taxes primarily due to certain changes to the state tax rates used to measure CSC Holdings’ deferred tax liabilities, partially offset by certain non-deductible expenses.
NOTE 14. SHARE-BASED COMPENSATION
Carry Unit Plan
Certain employees of the Company and its affiliates received awards of units in a carry unit plan of Neptune Management LP, an entity which has an ownership interest in Neptune Holding US Limited Partnership ("Neptune LP").
The following table summarizes activity relating to these carry units:

	Number of Time Vesting Awards	Weighted Average Grant Date Fair Value
Balance, December 31, 2019	37,518,750	$2.35
Vested	(10,975,000)	3.80
Forfeited	(212,500)	0.56
Balance, March 31, 2020	26,331,250	$1.76
The weighted average fair value per unit was $2.71 and $3.25, as of March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020 and 2019, the Company recognized share-based compensation expense of $3,120 and $6,473, respectively, related to the carry unit plan.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Stock Options
The following table summarizes activity related to the Company's employee stock options:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)
Balance at December 31, 2019	14,083,741	$19.12	8.74	$112,915
Granted (b)	25,761,736	28.36
Exercised	(116,597)	17.42
Forfeited	(1,022,960)	20.21
Balance at March 31, 2020	38,705,920	25.25	9.38	48,549
Options exercisable at March 31, 2020	831,596	$17.73	7.59	$3,834

(a)The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of the Company's Class A common stock at the respective date.
(b)Grants of options aggregating 24,305,000 shares are subject to shareholder approval.
The Company recognized share-based compensation expense related to employee stock options for the three months ended March 31, 2020 and 2019 of $20,349 and $7,317, respectively. As of March 31, 2020 there was $229,690 of total unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of approximately 3.40 years.
The following weighted-average assumptions were used to calculate the fair values of stock option awards granted during the three months ended March 31, 2020:

Risk-free interest rate	1.46%
Expected life (in years)	6.38
Dividend yield	—%
Volatility	28.39%
Grant date fair value	$7.74
Performance Stock Unit Awards
In January 2020, certain employees of the Company were granted performance stock units ("PSUs"). Each PSU gives the employee the right to receive one share of Altice USA class A common stock, upon achievement of a specified stock price hurdle. The PSUs will be forfeited if the applicable performance measure is not achieved prior to January 29, 2024 (January 29, 2026 in the event of a recession or market disruption event prior to achievement of the performance measure) or if the employee does not continue to provide services to the Company through the achievement date of the applicable performance measure.
As of March 31, 2020, the Company had 7,556,330 PSUs outstanding, of which 7,230,575 are subject to shareholder approval of an increase of shares under the 2017 Altice USA Long Term Incentive Plan, as amended (the "LTIP"). The PSUs have a weighted average grant date fair value of $10.65 per unit. For the three months ended March 31, 2020, the Company recognized share based compensation expense of $3,901 related to these PSUs. As of March 31,

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

2020 there was $77,045 of total unrecognized compensation cost related to outstanding PSUs which is expected to be recognized over a weighted-average period of approximately 3.83 years.
The following assumptions were used to calculate the fair values of the PSUs granted during the three months ended March 31, 2020:

Risk-free interest rate	1.46%
Expected life (in years)	4.00
Dividend yield	—%
Volatility	34.22%
Restricted Awards
For the three months ended March 31, 2020, the Company recorded share based compensation expense of $576 related to restricted awards granted to certain employees pursuant to the LTIP. In January 2020, certain restricted awards granted to employees in the prior year were cancelled. These employees received new grants of stock options and PSUs discussed above.
NOTE 15. AFFILIATE AND RELATED PARTY TRANSACTIONS
Affiliate and Related Party Transactions
Altice USA is controlled by Patrick Drahi who is also the controlling stockholder of Altice Europe and its subsidiaries and other entities.
As the transactions discussed below were conducted between entities under common control by Mr. Drahi, amounts charged for certain services may not have represented amounts that might have been received or incurred if the transactions were based upon arm's length negotiations.
The following table summarizes the revenue and charges related to services provided to or received from affiliates and related parties:

	Three Months Ended March 31,
	2020	2019
Revenue	$3,488	$592
Operating expenses:
Programming and other direct costs	$(2,189)	$(1,687)
Other operating expenses, net	(3,941)	(2,246)
Operating expenses, net	(6,130)	(3,933)

Net charges - Altice USA	$(2,642)	$(3,341)
Capital Expenditures	$7,225	$3,354
Revenue
The Company recognized revenue primarily from the sale of advertising to a subsidiary of Altice Europe and a foundation controlled by Patrick Drahi.
Programming and other direct costs
Programming and other direct costs include costs incurred by the Company for advertising services provided by a subsidiary of Altice Europe.
Other operating expenses, net
Other operating expenses primarily include charges for services provided by other subsidiaries of Altice Europe and other related parties aggregating $3,941, and $2,246, for the three months ended March 31, 2020 and 2019, respectively.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Capital Expenditures
Capital expenditures for the three months ended March 31, 2020, and 2019 include $7,225 and $3,354, respectively, for equipment purchased and software development services provided by subsidiaries of Altice Europe.
Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	March 31,	December 31,
	2020	2019
Due from:
Altice Europe	$631	$4,076
Other affiliates and related parties	3,304	2,698
	$3,935	$6,774
Due to:
Altice Europe	$8,511	$7,456
	$8,511	$7,456

Amounts due from affiliates presented in the table above represent amounts paid by the Company on behalf of or for services provided to the respective related party. Amounts due to affiliates relate to the purchase of equipment and advertising services, as well as reimbursement for payments made on our behalf.
CSC Holdings
CSC Holdings made cash equity distribution payments to its parent aggregating $720,350, and $594,462 during the three months ended March 31, 2020 and 2019, respectively. The distributions in 2020 and 2019 were recorded as a decrease in retained earnings of $24,317 and $543,217, representing the cumulative earnings through the distribution dates, and a decrease in other member's equity of $696,033 and $51,245, respectively.
NOTE 16. COMMITMENTS AND CONTINGENCIES
Legal Matters
In the latter half of 2018, eight named plaintiffs, each on behalf of a putative class of stockholders who purchased Company common stock in Altice USA's IPO pursuant to the Registration Statement and Prospectus, filed complaints (seven in New York State Supreme Court, one in United States District Court for the Eastern District of New York). The lawsuits name as defendants Altice USA, Altice Europe, and Altice USA's directors, among others, and assert that all defendants violated Sections 11 and 12 of the Securities Act of 1933 (the "Securities Act") and that the individual defendants violated Section 15 of the Securities Act as control persons. In a consolidated amended complaint filed in the lawsuit in the Eastern District of New York, plaintiff also asserts violations of Section 10(b) of the Securities Act of 1934 ("34 Act"), Rule 10b-5 promulgated thereunder, and Section 20 of the 34 Act against Altice USA, Altice Europe, and certain individual directors. The facts underlying each case are substantively similar, with plaintiffs alleging that the Registration Statement and Prospectus misrepresented or omitted material facts relating to the negative performance of Altice France and Altice Portugal, the disclosure of which in November 2017 negatively impacted the value of Altice USA’s stock. In June of 2019, plaintiffs in the New York State action filed a consolidated amended complaint, which the Company moved to dismiss in July of 2019. The Company moved to dismiss the complaint in the Eastern District of New York in October 2019.
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
On November 6, 2018, Sprint Communications Company L.P ("Sprint") filed a complaint in the U.S. District Court for the District of Delaware alleging that the Company infringes Sprint’s patents purportedly by providing Voice over Internet Protocol ("VoIP") services. On December 3, 2018, Sprint filed a second complaint alleging that the Company infringes Sprint’s patents purportedly by providing certain VOD related services. The lawsuits are part of a pattern of

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

litigation that was initiated as far back as 2005 by Sprint against numerous broadband and telecommunications providers, which has resulted in judgments and settlements of significant value for Sprint. The Company is investigating the allegations, and will vigorously defend the lawsuits. Although the outcome of the matter cannot be predicted and the impact of the final resolution of this matter on the Company’s results of operations in any particular subsequent reporting period is not known at this time, management does not believe that the ultimate resolution of the matter will have a material adverse effect on the operations or financial position of the Company or the ability of the Company to meet its financial obligations as they become due, but it could be material to the Company’s consolidated results of operations or cash flows for any one period.
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
The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses. For a complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.
Overview
Our Business
We principally provide broadband communications and video services in the United States and market our services primarily under two brands: Optimum, in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. We deliver broadband, video, and telephony services to approximately 5.0 million residential and business customers. Our footprint extends across 21 states through a fiber-rich broadband network with more than 8.8 million homes passed as of March 31, 2020. Additionally, we offer news programming and content, and advertising services. In September 2019, the Company launched Altice Mobile, a full service mobile offering, to consumers across its footprint.
Key Factors Impacting Operating Results and Financial Condition
Our future performance is dependent, to a large extent, on the impact of direct competition, general economic conditions (including capital and credit market conditions), our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers. For more information, see "Risk Factors" and "Business-Competition" included in our Annual Report on Form 10-K for the year ended December 31, 2019.
In March 2020, the United States declared a national emergency concerning the outbreak of the coronavirus ("COVID-19"). There have also been extraordinary and wide-ranging actions taken by federal, state and local governmental authorities to contain and combat the outbreak and spread of the virus. We have continued to provide our telecommunications services to our customers during this pandemic and for the three months ended March 31, 2020, our results of operations have not been significantly impacted. We expect that our future results may be impacted, including if residential or business customers discontinue their service or are unable to pay for our products and services, or if advertising revenue declines. Additionally, in order to prioritize the demands of the business, we may delay certain capital investments. Due to the uncertainty surrounding the magnitude and duration of business and economic impacts relating to COVID-19, including the effort to contain and combat the spread of the virus, and business impacts of government actions, we currently cannot reasonably estimate the ultimate impact of COVID-19 on our business. See "Risk Factors - Our business, financial condition and results of operations may be adversely affected by the recent COVID-19 pandemic."
We derive revenue principally through monthly charges to residential customers of our broadband, video, and telephony services. We also derive revenue from digital video recorder ("DVR"), video-on-demand ("VOD"), pay-per-view, installation and home shopping commissions. Our residential broadband, video, and telephony services accounted for approximately 36%, 39%, and 5%, respectively, of our consolidated revenue for the three months ended March 31, 2020. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking and video services. For the three months ended March 31, 2020, 15% of our consolidated revenue was derived from these business services. In addition, we derive revenues from the sale of advertising time available on the programming carried on our cable television systems, digital advertising and data analytics, and affiliation fees for news programming, which accounted for approximately 4% of our consolidated revenue for the three months ended March 31, 2020. Our mobile and other revenue for the three months ended March 31, 2020 accounted for approximately 1% of our consolidated revenue.
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

We operate in a highly competitive consumer-driven industry and we compete against a variety of broadband, video and telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, satellite-delivered video signals, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. Our competitors include AT&T and its DirecTV subsidiary, CenturyLink, DISH, Frontier and Verizon. Consumers' selection of an alternate source of service, whether due to economic constraints, technological advances or preference, negatively impacts the demand for our services. For more information on our competitive landscape, see "Risk Factors" and "Business-Competition" included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Our programming costs, which are the most significant component of our operating expenses, have increased and are expected to continue to increase primarily as a result of contractual rate increases. See "Results of Operations" below for more information regarding our key factors impacting our revenues and operating expenses.
Historically, we have made substantial investments in our network and the development of new and innovative products and other service offerings for our customers as a way of differentiating ourselves from our competitors and may continue to do so in the future. We are constructing a FTTH network, which will enable us to deliver more than 10 Gbps broadband speeds in areas where FTTH is deployed. In addition, we launched Altice Mobile to consumers across our footprint in September 2019. We may incur greater than anticipated capital expenditures in connection with these initiatives, fail to realize anticipated benefits, experience delays and business disruptions or encounter other challenges to executing them as planned. See "Liquidity and Capital Resources" for additional information regarding our capital expenditures.
Certain Transactions
The following transactions occurred during the periods covered by this Management's Discussion and Analysis of Financial Condition and Results of Operations:
In June 2019, the Company completed the acquisition of Cheddar Inc., a digital-first news company and the operating results of Cheddar were consolidated as of June 1, 2019.
Non-GAAP Financial Measures
We define Adjusted EBITDA, which is a non-GAAP financial measure, as net income (loss) excluding income taxes, non-operating income or expenses, loss on extinguishment of debt and write-off of deferred financing costs, gain (loss) on interest rate swap contracts, gain (loss) on derivative contracts, gain (loss) on investments and sale of affiliate interests, interest expense, interest income, depreciation and amortization (including impairments), share-based compensation expense or benefit, restructuring expense or credits and transaction expenses.
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

Results of Operations - Altice USA

	Three Months Ended March 31,
	2020	2019
Revenue:
Residential:
Broadband	$885,529	$775,573
Video	947,061	1,017,330
Telephony	125,030	154,464
Business services and wholesale	364,530	350,689
News and advertising	105,540	94,738
Mobile	18,356	—
Other	4,210	3,773
Total revenue	2,450,256	2,396,567
Operating expenses:
Programming and other direct costs	864,514	812,985
Other operating expenses	582,309	564,432
Restructuring and other expense	7,294	15,244
Depreciation and amortization (including impairments)	547,569	561,428
Operating income	448,570	442,478
Other income (expense):
Interest expense, net	(363,552)	(386,464)
Gain (loss) on investments and sale of affiliate interests, net	(455,473)	254,725
Gain (loss) on derivative contracts, net	439,861	(177,029)
Loss on interest rate swap contracts, net	(54,832)	(23,672)
Loss on extinguishment of debt and write-off of deferred financing costs	—	(157,902)
Other income, net	923	80
Income (loss) before income taxes	15,497	(47,784)
Income tax benefit (expense)	(17,035)	22,586
Net loss	(1,538)	(25,198)
Net loss attributable to noncontrolling interests	680	199
Net loss attributable to Altice USA, Inc. stockholders	$(858)	$(24,999)

The following is a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2020	2019
Net loss	$(1,538)	$(25,198)
Income tax expense (benefit)	17,035	(22,586)
Other income, net	(923)	(80)
Loss on interest rate swap contracts, net	54,832	23,672
Loss (gain) on derivative contracts, net	(439,861)	177,029
Loss (gain) on investments and sales of affiliate interests, net	455,473	(254,725)
Loss on extinguishment of debt and write-off of deferred financing costs	—	157,902
Interest expense, net	363,552	386,464
Depreciation and amortization	547,569	561,428
Restructuring and other expense	7,294	15,244
Share-based compensation	27,946	13,790
Adjusted EBITDA	1,031,379	1,032,940
Capital expenditures (cash)	299,082	340,386
Operating Free Cash Flow	$732,297	$692,554

Net cash flows from operating activities	$593,565	$503,994
Capital expenditures (cash)	299,082	340,386
Free Cash Flow	$294,483	$163,608

The following table sets forth certain customer metrics, excluding Altice Mobile customers, for the Company (unaudited):

	March 31,	December 31,	March 31,
	2020 (f)	2019 (g)	2019 (g)

Homes passed (a)	8,834.8	8,818.6	8,724.0
Total customer relationships (b)(c)	4,950.1	4,916.3	4,922.2
Residential	4,568.4	4,533.3	4,539.8
SMB	381.7	383.1	382.4
Residential customers:
Broadband	4,237.4	4,187.3	4,152.3
Video	3,137.5	3,179.2	3,276.1
Telephony	2,359.8	2,398.8	2,510.1
Penetration of homes passed (d)	56.0%	55.7%	56.4%
ARPU(e)	$143.39	$142.65	$143.33

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
(d)Represents the number of total customer relationships divided by homes passed.
(e)Calculated by dividing the average monthly revenue for the respective quarter (fourth quarter for annual periods) derived from the sale of broadband, video and telephony services to residential customers for the quarter by the average number of total residential customers for the same period.
(f)Customer metrics as of March 31, 2020 include approximately 6,000 customers that have not been disconnected pursuant to the Keep Americans Connected pledge that the Company made in response to the COVID-19 pandemic, however the metrics exclude approximately 9,000 new customers with students in the household that are receiving broadband services for free until the end of the 2019-20 school year.
(g)Customer metrics for prior periods have been adjusted to conform definitions between Suddenlink and Optimum in connection with the migration of Suddenlink customers to the Optimum billing system in 2019. The following table summarizes the adjustments made to previously reported amounts.

	As of March 31, 2019	As of December 31, 2019
	increase (decrease)
Homes passed	(37.9)	(15.1)
Total customer relationships	(19.9)	(15.1)
Residential	(23.9)	—
SMB	4.0	(15.1)
Residential customers:
Broadband	(2.7)	—
Video	(21.3)	—
Telephony	(1.0)	—
ARPU	$0.76	$—

Altice USA- Comparison of Results for the Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019
Broadband Revenue
Broadband revenue for the three months ended March 31, 2020 and 2019 was $885,529 and $775,573, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing subscribers, and changes in speed tiers. Additionally, revenue is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Broadband revenue increased $109,956 (14%) for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases and service level changes, and an increase in broadband customers.
Video Revenue
Video revenue for the three months ended March 31, 2020 and 2019 was $947,061 and $1,017,330, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing customers, and changes in programming packages. Additionally, revenue is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Video revenue decreased $70,269 (7%) for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was due primarily to a decline in video customers and lower average revenue per video customer.
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
Telephony Revenue
Telephony revenue for the three months ended March 31, 2020 and 2019 was $125,030 and $154,464, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Revenue is impacted by changes in rates for services, changes in the number of customers, and additional services sold to our existing customers. Additionally, revenue is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Telephony revenue decreased $29,434 (19%) for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was due to lower average revenue per telephony customer and a decline in telephony customers.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three months ended March 31, 2020 and 2019 was $364,530 and $350,689, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber based telecommunications services to the business market, and the sale of broadband, video and telephony services to SMB customers.
Business services and wholesale revenue increased $13,841 (4%) for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily due to higher average recurring broadband revenue per SMB customer, primarily driven by certain rate increases and service level changes.
News and Advertising Revenue
News and advertising revenue for the three months ended March 31, 2020 and 2019 was $105,540 and $94,738, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems, (ii) advertising on over the top ("OTT") platforms, (iii) digital advertising, and (iv) data analytics. News and advertising revenue also includes affiliation fees for news programming.
News and advertising revenue increased $10,802 (11%) for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily due to growth in national and political sales in addition to higher affiliate revenue for News 12.
Mobile Revenue
Mobile revenue for the three months ended March 31, 2020 was $18,356 and relates to sales of devices and mobile services. Our mobile service launched to consumers in September 2019. As of March 31, 2020, we had approximately 110,000 mobile lines.
Other Revenue
Other revenue for the three months ended March 31, 2020 and 2019 was $4,210 and $3,773, respectively. Other revenue includes revenue from other miscellaneous revenue streams.
Programming and Other Direct Costs
Programming and other direct costs for the three months ended March 31, 2020 and 2019 amounted to $864,514 and $812,985, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs typically rise due to increases in contractual rates and new channel launches and are also impacted by changes in the number of customers receiving certain programming services. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the costs of mobile devices sold to our customers and direct costs of providing mobile services.

The increase of $51,529 (6%) for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019 was primarily attributable to the following:

Increase in programming costs due primarily to contractual rate increases, partially offset by lower video customers	$28,181
Costs of mobile devices	11,065
Increase in costs of digital media and linear advertising spots for resale	7,505
Increase in call completion and transfer costs primarily related to our mobile business ($6,841), partially offset by a decrease in costs based on a lower level of activity related to our telephony service	5,592
Other net decreases	(814)
$51,529
Programming costs
Programming costs aggregated $710,590 and $682,409 for the three months ended March 31, 2020 and 2019, respectively. Our programming costs in 2020 will continue to be impacted by changes in programming rates, which we expect to increase, and by changes in the number of video customers.
Other Operating Expenses
Other operating expenses for the three months ended March 31, 2020 and 2019 amounted to $582,309 and $564,432, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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
The increase in other operating expenses of $17,877, including an increase of $12,735 relating to our mobile service, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was attributable to the following:

Increase in share-based compensation	$14,156
Increase in bad debt expense	4,789
Increase in rent and property taxes	4,420
Net decrease in labor costs and benefits (offset by an increase in costs related to Cheddar of $7,163 which was acquired in June 2019) and an increase in capitalizable activity	(8,702)
Decrease in billing costs, primarily due to systems integration	(5,650)
Other net increases	8,864
$17,877
Restructuring and Other Expense
Restructuring and other expense for the three months ended March 31, 2020 amounted to $7,294, as compared to $15,244 for the three months ended March 31, 2019. These amounts primarily related to severance and other employee related costs resulting from headcount reductions, facility realignment costs and impairments of certain ROU assets, related to initiatives which commenced in 2016 and 2019 that are intended to simplify the Company's organizational structure. We currently anticipate that additional restructuring expenses will be recognized as we continue to analyze and make modifications to our organizational structure.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2020 and 2019 amounted to $547,569 and $561,428, respectively.
The decrease in depreciation and amortization of $13,859 (2%) for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is due to certain fixed assets and intangible assets becoming fully depreciated or amortized, partially offset by the acceleration of amortization expense related to certain customer relationships intangible asset and an increase in depreciation as a result of asset additions.
Adjusted EBITDA
Adjusted EBITDA amounted to $1,031,379 and $1,032,940 for the three months ended March 31, 2020 and 2019, respectively.
Adjusted EBITDA is a non-GAAP measure that is defined as net income (loss) excluding income taxes, income (loss) from discontinued operations, non-operating income or expenses, loss on extinguishment of debt and write-off of deferred financing costs, gain (loss) on interest rate swap contracts, gain (loss) on derivative contracts, gain (loss) on investments and sale of affiliate interests, net, interest expense, interest income, depreciation and amortization (including impairments), share-based compensation expense or benefit, restructuring expense or credits and transaction expenses. See reconciliation of net income to adjusted EBITDA above.
The decrease in adjusted EBITDA for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was due to the net increase in operating expenses (excluding depreciation and amortization, restructuring and other expense and share-based compensation), partially offset by an increase in revenue, as discussed above.
Operating Free Cash Flow
Operating free cash flow was $732,297 and $692,554 for the three months ended March 31, 2020 and 2019, respectively. The increase in operating free cash flow in 2020 as compared to 2019 is primarily due to a decrease in capital expenditures.
Free Cash Flow
Free cash flow was $294,483 and $163,608 for the three months ended March 31, 2020 and 2019, respectively. The increase in free cash flow in 2020 as compared to 2019 is primarily due to an increase in cash flows from operating activities and decrease in capital expenditures.
Interest expense
Interest expense, net was $363,552 and $386,464 for the three months ended March 31, 2020 and 2019, respectively. The decrease of $22,912 for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was attributable to the following:

Decrease due to changes in average debt balances and interest rates on our indebtedness, including our collateralized debt	$(19,347)
Lower interest income	160
Other net decreases, primarily amortization of deferred financing costs and original issue discounts	(3,725)
$(22,912)
Gain (Loss) on Investments and Sale of Affiliate Interests, net
Gain (loss) on investments, net for the three months ended March 31, 2020 and 2019, of $(455,473) and $254,725 consists primarily of the increase (decrease) in the fair value of Comcast common stock owned by the Company for the periods. The effects of these gains (losses) are partially offset by the losses (gains) on the related equity derivative contracts, net described below.
Gain (Loss) on Derivative Contracts, net
Gain (loss) on derivative contracts, net for the three months ended March 31, 2020 amounted to $439,861 compared to $(177,029) for the three months ended March 31, 2019, and includes realized and unrealized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company. The effects of these gains (losses) are offset by losses (gains) on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.
Loss on Interest Rate Swap Contracts, net
Loss on interest rate swap contracts, net was $54,832 and $23,672 for the three months ended March 31, 2020 and 2019, respectively. These amounts represent the increase or decrease in the fair value of interest rate swap contracts and for the 2020 period also includes the gain recognized in connection with the early termination of two interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes.
Loss on Extinguishment of Debt and Write-off of Deferred Financing Costs
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $157,902 for the three months ended March 31, 2019.
The following table provides a summary of the loss on extinguishment of debt and the write-off of deferred financing costs recorded by the Company upon the redemption of senior notes and the refinancing of credit facilities:

Three months ended March 31, 2019
CSC Holdings 10.125% Senior Notes due 2023	$154,666
Refinancing and subsequent amendment to CSC Holdings credit facility	3,236
$157,902

Other Income (Expense), Net
Other income (expense), net amounted to $923 and $80 for the three months ended March 31, 2020 and 2019, respectively. These amounts include the non-service cost components of the Company's pension expense, net of dividends received on Comcast common stock owned by the Company.
Income Tax Benefit (Expense)
For the three months ended March 31, 2020, Altice USA recorded a tax expense of $17,035 on pre-tax income of $15,497, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and certain state tax expense adjustments, partially offset by a benefit resulting from the recently enacted Coronavirus Aid, Relief and Economic Security ("CARES Act").
For the three months ended March 31, 2019, the Company recorded a tax benefit of $22,586 on pre-tax loss of $47,784, resulting in an effective tax rate that was higher than the U.S. statutory rate. The higher tax rate was primarily due to revaluation of state taxes primarily due to certain changes to the state tax rates used to measure the Company's deferred tax liabilities and certain non-deductible expenses.
CSC HOLDINGS, LLC
The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Altice USA, except for the following:

	Three months ended March 31,
	2020	2019
	(in thousands)
Net loss attributable to Altice USA shareholders	$(858)	$(24,999)
Less: items included in Altice USA's consolidated statements of operations:
Income tax expense (benefit)	12,006	(6,910)
Interest expense relating to Cablevision senior notes	—	24,244
Gain on sale of affiliate interest recorded by Altice USA	(346)	—
Net income (loss) attributable to CSC Holdings' sole member	$10,802	$(7,665)

Refer to Altice USA's Management's Discussion and Analysis of Financial Condition and Results of Operations herein.
The following is a reconciliation of CSC Holdings' net loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$10,122	$(7,864)
Income tax expense (benefit)	5,029	(15,676)
Other expense (income), net (a)	(923)	(80)
Loss on interest rate swap contracts, net	54,832	23,672
Loss (gain) on derivative contracts, net	(439,861)	177,029
Loss (gain) on investments and sales of affiliate interests, net	455,819	(254,725)
Loss on extinguishment of debt and write-off of deferred financing costs	—	157,902
Interest expense, net	363,552	362,220
Depreciation and amortization	547,569	561,428
Restructuring and other expense	7,294	15,244
Share-based compensation	27,946	13,790
Adjusted EBITDA	1,031,379	1,032,940
Capital expenditures (cash)	299,082	340,386
Operating Free Cash Flow	$732,297	$692,554

Net cash flows from operating activities	$597,109	$511,903
Capital expenditures (cash)	299,082	340,386
Free Cash Flow	$298,027	$171,517
LIQUIDITY AND CAPITAL RESOURCES
Altice USA has no operations independent of its subsidiaries. Funding for our subsidiaries has generally been provided by cash flow from their respective operations, cash on hand and borrowings under the revolving credit facility and the proceeds from the issuance of securities and borrowings under syndicated term loans in the capital markets.  Our decision as to the use of cash generated from operating activities, cash on hand, borrowings under the revolving credit facility or accessing the capital markets has been based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, the timing of cash flow generation and the cost of borrowing under the revolving credit facility, debt securities and syndicated term loans. We target a year-end leverage ratio of 4.5x to 5.0x. We calculate our consolidated net leverage ratio as net debt to L2QA EBITDA (Adjusted EBITDA for the two most recent consecutive fiscal quarters multiplied by 2.0).
We expect to utilize free cash flow and availability under the CSC Holdings revolving credit facility, as well as future refinancing transactions, to further extend the maturities of, or reduce the principal on, our debt obligations. The timing and terms of any refinancing transactions will be subject to, among other factors, market conditions. Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from other borrowings to repay the outstanding debt securities through open market purchases, privately negotiated purchases, tender offers, or redemptions.
We believe existing cash balances, operating cash flows and availability under the CSC Holdings revolving credit facility will provide adequate funds to support our current operating plan, make planned capital expenditures and fulfill our debt service requirements for the next twelve months. However, our ability to fund our operations, make planned capital expenditures, make scheduled payments on our indebtedness and repay our indebtedness depends on our future operating performance and cash flows and our ability to access the capital markets, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Competition, market disruptions or a deterioration in economic conditions could lead to lower demand for our products, as well as lower levels of advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe amounts available under the CSC Holdings revolving credit facility will be available when, and if, needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets or other conditions.  The obligations of the financial institutions under the revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.
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

As of March 31, 2020
Debt outstanding:
Credit facility debt	$7,139,133
Senior guaranteed notes	7,604,509
Senior notes	7,884,080
Subtotal	22,627,722
Finance lease obligations	91,394
Notes payable and supply chain financing	135,146
Subtotal	22,854,262
Collateralized indebtedness relating to stock monetizations (a)	1,593,073
Total debt	$24,447,335
Interest expense:
Credit facility debt, senior notes, finance leases, notes payable and supply chain financing	$347,870
Collateralized indebtedness relating to stock monetizations (a)	17,341
Total interest expense	$365,211

(a)This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts, or (ii) delivering cash from the net proceeds from new monetization contracts.
The following table provides details of our outstanding credit facility debt, net of unamortized discounts and deferred financing costs as of March 31, 2020:

	Maturity Date	Interest Rate	Principal	Carrying Value

Revolving Credit Facility (a)	(b)	—%	$—	$—
Term Loan B	July 17, 2025	2.86%	2,917,500	2,904,808
Incremental Term Loan B-3	January 15, 2026	2.86%	1,262,250	1,257,221
Incremental Term Loan B-5	April 15, 2027	3.11%	3,000,000	2,977,104
			$7,179,750	$7,139,133

(a)At March 31, 2020, $178,014 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $2,296,986 of the facility was undrawn and available, subject to covenant limitations.
(b)The revolving credit facility of an aggregate principal amount of $2,275,000 matures in January 2024 and is priced at LIBOR plus 2.25%. The remaining revolving credit facility of an aggregate principal amount of $200,000 matures in November 2021 and is priced at LIBOR plus 3.25%.

Payment Obligations Related to Debt
As of March 31, 2020, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as notes payable and supply chain financing, and the value deliverable at maturity under monetization contracts, but excluding finance lease obligations (see Note 8 to our consolidated financial statements) are as follows:

2020	$991,677
2021	2,387,903
2022	1,963,779
2023 (a)	4,112,016
2024	1,906,256
Thereafter	21,735,702
Total	$33,097,333

(a)Includes $1,776,378 related to the Company's collateralized indebtedness (including related interest).  This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts or (ii) delivering cash from the net proceeds on new monetization contracts.
CSC Holdings Restricted Group
For financing purposes, the Company is structured as a restricted group (the "Restricted Group") and an unrestricted group, which includes certain designated subsidiaries and investments (the "Unrestricted Group"). The Restricted Group is comprised of CSC Holdings and substantially all of its wholly-owned operating subsidiaries. These subsidiaries are subject to the covenants and restrictions of the credit facility and indentures governing the notes issued by CSC Holdings.
Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its credit facility and issuance of securities in the capital markets, contributions from its parent, and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group's principal uses of cash include:  capital spending, in particular, the capital requirements associated with the upgrade of its digital broadband, video and telephony services, including costs to build a FTTH network and enhancements to its service offerings such as WiFi; debt service; distributions made to its parent to fund share repurchases; other corporate expenses and changes in working capital; and investments that it may fund from time to time.
CSC Holdings Credit Facility
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($2,917,500 outstanding at March 31, 2020) (the "CSC Term Loan Facility", and the term loans extended under the CSC Term Loan Facility, the "CSC Term Loans") and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 at March 31, 2020 (the "CSC Revolving Credit Facility" and, together with the CSC Term Loan Facility, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016, March 15, 2017, January 12, 2018, October 15, 2018, January 24, 2019, February 7, 2019, May 14, 2019, and October 3, 2019, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
The Company was in compliance with all of its financial covenants under the CSC Credit Facilities Agreement as of March 31, 2020.
See Note 10 to our consolidated financial statements for further information regarding the CSC Credit Facilities Agreement.
Senior Guaranteed Notes and Senior Notes
See Note 10 of our consolidated financial statements for further details of the Company’s outstanding senior guaranteed notes and senior notes.

As of March 31, 2020, the Company was in compliance with all of its financial covenants under the indentures under which our senior guaranteed notes and senior notes were issued.
Interest Rate Swap Contracts
In March 2020, the Company terminated two swap agreements whereby the Company was paying a floating rate of interest and receiving a fixed rate of interest on an aggregate notional value of $1,500,000. These contracts were due to mature in May 2026. In connection with the early termination, the Company received cash of $74,835 which has been recorded in gain (loss) on interest swap contracts in our consolidated statement of operations and presented in operating activities in our consolidated statement of cash flows.
In addition, in March 2020, the Company executed amendments to two interest swap contracts that reduced the fixed rate of interest that the Company was paying on an aggregate notional value of $1,000,000 and extended the maturity date of the contracts to January 15, 2025 from January 15, 2022. The difference in the fair value of the amended contracts and the original contracts on the date of the transaction of $5,689 (an increase in the liability) will be amortized to loss on derivative contracts over the remaining term of the contracts.
Also, the Company entered into two new interest rate swap contracts on an aggregate notional value of $1,000,000.
Capital Expenditures
The following table presents the Company's capital expenditures:

	Three Months Ended March 31,
	2020	2019
Customer premise equipment	$63,335	$74,937
Network infrastructure	140,063	139,978
Support and other	60,626	93,777
Business services	35,058	31,694
Capital purchases (cash basis)	$299,082	$340,386
Capital purchases (including accrued not paid and financed capital)	$372,968	$305,650
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
Pending Transaction
In February 2020, the Company entered into a definitive asset purchase agreement to acquire certain cable assets in New Jersey for approximately $150,000 subject to certain closing adjustments as set forth in the asset purchase agreement. The transaction is expected to close upon receipt of regulatory approval.
Cash Flow Discussion
Altice USA
Operating Activities
Net cash provided by operating activities amounted to $593,565 for the three months ended March 31, 2020 compared to $503,994 for the three months ended March 31, 2019.
The 2020 cash provided by operating activities resulted from $676,385 of income before depreciation and amortization and non-cash items, increases in liabilities related to interest rate swap contracts of $122,849, accounts payable of $23,613, and a net increase in amounts due to affiliates of $3,894, partially offset by a decrease in accrued expenses of $188,765, an increase in prepaid expenses and other assets of $31,842, an increase in other receivables of $2,958, an increase in accounts receivable of $4,458, and a decrease in deferred revenue of $5,153.
The 2019 cash provided by operating activities resulted from $671,924 of income before depreciation and amortization and non-cash items, a decrease in accounts receivable of $28,278, an increase in liabilities related to interest rate swap contracts of $25,120, an increase in deferred revenue of $8,915, partially offset by a decrease in accounts payable and accrued expenses of $205,673, an increase in current and other assets of $20,547, and a net decrease in amounts due to affiliates of $4,023.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2020 was $297,743 compared to $339,907 for the three months ended March 31, 2019. The 2020 investing activities consisted primarily of capital expenditures of $299,082. The 2019 investing activities consisted primarily of capital expenditures of $340,386.
Financing Activities
Net cash used in financing activities amounted to $752,803 for the three months ended March 31, 2020, compared to $339,615 for the three months ended March 31, 2019. In 2020, the Company's financing activities consisted primarily of the repurchase of common stock pursuant to a share repurchase program of $726,005, the repayment of credit facility debt of $10,688, net repayment of notes payable of $7,495, principal payments of finance lease obligations of $5,700, and other net cash payments of $4,947, partially offset by proceeds from stock option exercises of $2,032.
In 2019, the Company's financing activities consisted primarily of the redemption and repurchase of senior notes, including premiums and fees of $2,462,692, the repurchase of common stock pursuant to a share repurchase program of $586,759, repayments of credit facility debt of $361,250, repayment of notes payable of $58,500, additions to deferred financing costs of $11,678, principal payments on finance lease obligations of $1,611 and other net cash payments of $1,500, partially offset by proceeds from the issuance of senior notes of $1,754,375 and proceeds from credit facility debt of $1,390,000.
CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $597,109 for the three months ended March 31, 2020 compared to $511,903 for the three months ended March 31, 2019. The 2020 cash provided by operating activities resulted from $831,001 of income before depreciation and amortization and non-cash items, increases in liabilities related to interest rate swap contracts of $122,849, and accounts payable of $23,613, partially offset by a decrease in accrued expenses of $188,760, a net decrease in amounts due to affiliates of $147,183, an increase in prepaid expenses and other assets of $31,842, an increase in other receivables of $2,958, an increase in accounts receivable of $4,458, and a decrease in deferred revenue of $5,153.
The 2019 cash provided by operating activities resulted from $691,682 of income before depreciation and amortization and non-cash items, a decrease in accounts receivable of $28,278, an increase in liabilities related to interest rate swap contracts of $25,120, and an increase in deferred revenue of $8,915, partially offset by a decrease in accounts payable and accrued expenses of $206,833, an increase in current and other assets of $20,547, and a net decrease in amounts due to affiliates of $14,712.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2020 was $301,751 compared to $339,907 for the three months ended March 31, 2019. The 2020 investing activities consisted primarily of capital expenditures of $299,082. The 2019 investing activities consisted primarily of capital expenditures of $340,386.
Financing Activities
Net cash used in financing activities amounted to $749,180 for the three months ended March 31, 2020 compared to$347,318 for the three months ended March 31, 2019. In 2020, the Company's financing activities consisted primarily of distributions to its parent of $720,350, the repayment of credit facility debt of $10,688, repayment of notes payable of $7,495, principal payments of finance lease obligations of $5,700, and other net cash payments of $4,947.

In 2019, the Company's financing activities consisted primarily of redemption of senior notes, including premiums and fees of $2,462,692, distributions to parent of $594,462, repayments of credit facility debt of $361,250, repayment of notes payable of $58,500, additions to deferred financing costs of $11,678, principal payments on finance lease obligations of $1,611 and other net cash payments of $1,500, partially offset by proceeds from the issuance of senior notes of $1,754,375 and proceeds from credit facility debt of $1,390,000.
Commitments and Contingencies
As of March 31, 2020, the Company's commitments and contingencies not reflected in the Company's balance sheet decreased to approximately $7,663,000 as compared to approximately $8,454,000 at December 31, 2019. This decrease relates primarily to payments made pursuant to programming commitments, partially offset by renewed multi-year programming agreements entered into during the three months ended March 31, 2020.
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
During the three months ended March 31, 2020, the Company repurchased 31,216,259 shares for a total purchase price of approximately $749,998. From the inception of the repurchase program, the Company acquired 131,913,651 for a total purchase price of approximately $2,936,872. These acquired shares have been retired and the associated cost was recorded in paid-in capital in the Company’s consolidated balance sheet.
Recently Issued But Not Yet Adopted Accounting Pronouncements
See Note 3 to the accompanying consolidated financial statements contained in "Part I" for a discussion of recently issued accounting standards.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
All dollar amounts, except per share data, included in the following discussion are presented in thousands.
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2020, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value in our consolidated balance sheet and the collateralized indebtedness is carried at its principal value, net of discounts. The discounts are being amortized over the term of the related indebtedness.  The carrying value of our collateralized indebtedness amounted to $1,593,073 at March 31, 2020.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.
As of March 31, 2020, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,476,801.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $147,680.  As of March 31, 2020, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of

Comcast common stock aggregated $370,273, a net asset position.  For the three months ended March 31, 2020, we recorded a net gain of $439,861 related to our outstanding equity derivative contracts and recorded an unrealized loss of $454,896 related to the Comcast common stock that we held.

Fair Value of Equity Derivative Contracts
Fair value as of December 31, 2019, net liability position	$(69,588)
Change in fair value, net	439,861
Fair value as of March 31, 2020, net asset position	$370,273
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
Fair Value of Debt
At March 31, 2020, the fair value of our fixed rate debt of $18,022,723 was higher than its carrying value of $17,216,808 by $805,915.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their principal values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2020 would increase the estimated fair value of our fixed rate debt by $491,192 to $18,513,915.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
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
The following is a summary of interest rate swap contracts outstanding at March 31, 2020:

Trade Date	Maturity Date	Notional Amount	Company Pays	Company Receives
December 2018	January 2025	500,000	Fixed rate of 1.53%	Three-month LIBOR
December 2018	January 2022	500,000	Fixed rate of 2.733%	Three-month LIBOR
December 2018	January 2025	500,000	Fixed rate of 1.625%	Three-month LIBOR
December 2018	December 2026	750,000	Fixed rate of 2.9155%	Three-month LIBOR
December 2018	December 2026	750,000	Fixed rate of 2.9025%	Three-month LIBOR
April 2019	April 2020	1,255,513	Three-month LIBOR minus 0.1075%	One-month LIBOR
March 2020	January 2025	500,000	Fixed rate of 1.458%	Three-month LIBOR
March 2020	January 2022	500,000	Three-month LIBOR	Fixed rate of 2.733%

These swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statement of operations. For the three months ended March 31, 2020, the Company recorded a loss on interest rate swap contracts of $54,832.
As of March 31, 2020, our outstanding interest rate swap contracts in a liability position had an aggregate fair value and carrying value of $283,711 reflected in "Liabilities under derivative contracts, long term" and $850 reflected in "Other current liabilities" in our consolidated balance sheet. Our outstanding interest rate swap contracts in an asset position had an aggregate fair value and carrying value of $372 reflected in "Derivative contracts" in our consolidated balance sheet. As of March 31, 2020, our outstanding prepaid forward contracts had an aggregate fair value and carrying value of $7,728 reflected in "Liabilities under derivative contracts" on our consolidated balance sheet. Our outstanding prepaid forward contracts in an asset position had an aggregate fair value and carrying value of $378,001 reflected in "Derivative contracts" in our consolidated balance sheet.
As of March 31, 2020, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control
During the three months ended March 31, 2020, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Refer to Note 16 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.
Item 1A. Risk Factors
In our Annual Report on Form 10-K for the year ended December 31, 2019, we described material risk factors facing our business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Except as set forth below, as of the date of this report, there have been no material changes to the risk factors described in our Annual Report on Form 10-K.
Our business, financial condition and results of operations may be adversely affected by the recent COVID-19 pandemic
The coronavirus pandemic ("COVID-19"), and measures to prevent its spread, may have a material adverse impact on our business, financial condition and results of operations. The severity and timing of the impact will depend on a number of factors, including the level and rapidity of infection, duration of containment measures, changes in consumer spending patterns, measures imposed or taken by governmental authorities in response to the pandemic, macroeconomic conditions in our markets, and negative effects on the financial condition of our customers.
Under difficult economic conditions, including prolonged unemployment and employment furloughs, demand for our products and services could decline and some customers may be unable or unwilling to pay for our products and services. Additionally, in order to prioritize the demands of the business, we may delay certain capital investments, such as FTTH or in other new initiatives, products or services, which may adversely affect our business in the future. If these events occur and were to continue, our revenue may be reduced materially which could result in reduced operating margins and a reduction in cash flows.
Governmental and non-governmental initiatives to reduce the transmission of COVID-19, such as the imposition of restrictions on work and public gatherings and the promotion of social distancing, along with new government service, collection, pricing or rebate mandates, such as New Jersey’s recent executive order to maintain broadband service for non-paying customers, have impacted and could continue to impact our operations and financial results. Our suppliers and vendors also may be affected by such measures in their ability to provide products and services to us and these measures could also make it more difficult for us to serve our customers.
In addition, the impact that the COVID-19 pandemic will have on our business, financial condition and results of operations could exacerbate the risks identified in "Item 1A. Risk Factors" in our Annual Report on Form 10-K.
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
As of March 31, 2020, we had a total of 416.7 million shares of Class A common stock outstanding and 186.2 million shares of Class B common stock outstanding.
Any shares held by our affiliates, as that term is defined under Rule 144 ("Rule 144") of the Securities Act of 1933, as amended (the "Securities Act"), including Next Alt and its affiliates, may be sold only in compliance with certain limitations.
Pursuant to a stockholders and registration rights agreement between the Company and Next Alt. S.a.r.l. ("Next Alt"), Altice Europe N.V. ("Altice Europe"), BC Partners LLP ("BCP") and entities affiliated with the Canada Pension Plan Investment Board ("CPPIB" and together with BCP, the "Sponsors"), the other parties thereto have the right, subject to certain conditions, to require us to register the sale of their shares of our Class A common stock, or shares of Class A common stock issuable upon conversion of shares of our Class B common stock, under the Securities Act. By exercising their registration rights and selling a large number of shares, our existing owners could cause the prevailing market price of our Class A common stock to decline. Registration of any of these outstanding shares of capital stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement, except for shares received by individuals who are our affiliates.
If these stockholders exercise their registration rights and sell shares of common stock, or if the market perceives that they intend to sell such shares, the market price of our Class A common stock could drop significantly.
In addition, if Next Alt’s lenders foreclose on the shares of Class A and Class B common stock it has pledged in connection with certain transactions, such lenders may have the right to acquire and sell such shares, which could cause the market price of our Class A common stock to drop significantly.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
Set forth below is information related to transactions under the Company's share repurchase program for the quarter ended March 31, 2020.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

January 1- January 31	5,178,537	$28.36	105,875,929	4,666,240,713
February 1- February 29	6,180,527	28.18	112,056,456	4,492,048,573
March 1 - March 31	19,857,195	21.60	131,913,651	4,063,127,919

(1)On June 8, 2018, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of Altice USA Class A common stock. On July 30, 2019, the Board of Directors authorized a new incremental three-year share repurchase program of $5.0 billion, to take effect following the completion of the June 2018 repurchase program. Under these repurchase programs, shares of Altice USA Class A common stock may be purchased from time to time in the open market and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The programs do not have an expiration date and may be suspended at any time at the discretion of the Board of Directors.
(2)This column reflects the cumulative number of shares acquired pursuant to the repurchase program at the end of the respective period.
Item 6.  Exhibits

EXHIBIT NO.	DESCRIPTION

31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
99.1	Altice USA 2017 Long Term Incentive Plan, Form of Nonqualified Stock Option Award Agreement
99.2	Altice USA 2017 Long Term Incentive Plan, Form of Performance Stock Unit Award Agreement
101	The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed with the Securities and Exchange Commission on April 30, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statement of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.
104	The cover page from this quarterly report on Form 10-Q formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.
Date:	April 30, 2020		/s/ Michael J. Grau
		By:	Michael J. Grau Chief Financial Officer