Form 10-Q
period 2020-06-30
Altice USA, Inc.
filed 2020-07-31
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	NYSE

Number of shares of common stock outstanding as of July 24, 2020	578,097,380

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
•our ability to successfully operate our business following the completion of our separation from Altice Europe; and
•other risks and uncertainties inherent in our cable and other broadband communications businesses and our other businesses, including those listed under the caption "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Altice USA's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") filed on February 14, 2020 (the "Annual Report") and in "Part II, Item 1A. Risk Factors" included herein.
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

Item 1. Financial Statements

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)

	June 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,952,142	$701,898
Restricted cash	264	262
Accounts receivable, trade (less allowance for doubtful accounts of $32,441 and $14,683)	387,739	457,118
Prepaid expenses and other current assets	209,916	215,304
Amounts due from affiliates	3,452	6,774
Total current assets	2,553,513	1,381,356
Property, plant and equipment, net of accumulated depreciation of $5,880,504 and $5,276,921	5,723,109	5,753,401
Right-of-use operating lease assets	270,592	280,340
Investment securities pledged as collateral	1,674,395	1,931,697
Derivative contracts	225,791	25,207
Other assets	106,840	92,622
Amortizable intangibles, net of accumulated amortization of $4,054,809 and $3,670,679	3,097,216	3,481,109
Indefinite-lived cable television franchises	13,020,081	13,020,081
Goodwill	8,142,309	8,142,309
Total assets	$34,813,846	$34,108,122

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except share and per share amounts)

	June 30, 2020 (Unaudited)	December 31, 2019
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$832,011	$799,618
Interest payable	381,482	385,655
Accrued employee related costs	109,334	111,337
Amounts due to affiliates	5,722	7,456
Deferred revenue	117,925	124,777
Debt	1,859,290	170,682
Other current liabilities	387,212	378,954
Total current liabilities	3,692,976	1,978,479
Other liabilities	215,781	204,904
Deferred tax liability	4,833,305	4,762,595
Liabilities under derivative contracts	312,916	255,666
Right-of-use operating lease liability	259,297	269,062
Long-term debt, net of current maturities	24,326,397	24,249,603
Total liabilities	33,640,672	31,720,309
Commitments and contingencies (Note 16)
Redeemable equity	15,495	108,551
Stockholders' Equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 400,531,285 shares issued and 393,596,028 shares outstanding as of June 30, 2020 and 457,207,079 shares issued and 446,749,307 shares outstanding as of December 31, 2019	4,005	4,572
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 186,194,357 shares outstanding as of June 30, 2020 and 186,245,832 shares outstanding as of December 31, 2019	1,862	1,862
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	817,796	2,039,918
Retained earnings	501,172	390,766
	1,324,835	2,437,118
Treasury stock, at cost (6,935,257 and 10,457,772 Class A common shares at June 30, 2020 and December 31, 2019, respectively)	(163,869)	(163,904)
Accumulated other comprehensive loss	(12,118)	(3,250)
Total stockholders' equity	1,148,848	2,269,964
Noncontrolling interest	8,831	9,298
Total stockholders' equity	1,157,679	2,279,262
	$34,813,846	$34,108,122

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue (including revenue from affiliates of $3,379, $496, $6,867, and $1,088 respectively) (See Note 15)	$2,474,979	$2,451,081	$4,925,235	$4,847,648
Operating expenses:
Programming and other direct costs (including charges from affiliates of $1,738, $2,087, $3,927 and $3,774, respectively) (See Note 15)	860,875	818,994	1,725,389	1,631,979
Other operating expenses (including charges from affiliates of $2,161, $2,020, $6,102 and $4,266, respectively) (See Note 15)	542,637	569,459	1,124,946	1,133,891
Restructuring and other expense	40,966	11,465	48,260	26,709
Depreciation and amortization (including impairments)	521,794	568,620	1,069,363	1,130,048
	1,966,272	1,968,538	3,967,958	3,922,627
Operating income	508,707	482,543	957,277	925,021
Other income (expense):
Interest expense	(351,025)	(381,218)	(716,236)	(769,501)
Interest income	151	605	1,810	2,424
Gain (loss) on investments and sale of affiliate interests, net	197,597	103,146	(257,876)	357,871
Gain (loss) on derivative contracts, net	(152,061)	(49,624)	287,800	(226,653)
Loss on interest rate swap contracts, net	(33,735)	(26,900)	(88,567)	(50,572)
Loss on extinguishment of debt and write-off of deferred financing costs	—	(1,194)	—	(159,096)
Other income, net	669	212	1,592	292
	(338,404)	(354,973)	(771,477)	(845,235)
Income before income taxes	170,303	127,570	185,800	79,786
Income tax expense	(58,826)	(41,160)	(75,861)	(18,574)
Net income	111,477	86,410	109,939	61,212
Net loss (income) attributable to noncontrolling interests	(213)	(43)	467	156
Net income attributable to Altice USA, Inc. stockholders	$111,264	$86,367	$110,406	$61,368
Income per share:
Basic income per share	$0.19	$0.13	$0.18	$0.09
Basic weighted average common shares (in thousands)	587,587	668,031	604,500	681,703

Diluted income per share	$0.19	$0.13	$0.18	$0.09
Diluted weighted average common shares (in thousands)	589,466	668,648	606,597	682,014
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$111,477	$86,410	$109,939	$61,212
Other comprehensive income (loss):
Defined benefit pension plans:
Unrecognized actuarial gain (loss)	1,880	(8,567)	(11,589)	(3,648)
Applicable income taxes	(503)	2,282	3,096	989
Unrecognized gain (loss) arising during period, net of income taxes	1,377	(6,285)	(8,493)	(2,659)
Settlement loss included in other expense, net	271	367	773	538
Applicable income taxes	(72)	(101)	(207)	(147)
Settlement loss included in other expense, net, net of income taxes	199	266	566	391
Foreign currency translation adjustment	(517)	(336)	(941)	(580)
Applicable income taxes	—	93	—	157
Foreign currency translation adjustment, net	(517)	(243)	(941)	(423)
Other comprehensive income (loss)	1,059	(6,262)	(8,868)	(2,691)
Comprehensive income	112,536	80,148	101,071	58,521
Comprehensive loss (income) attributable to noncontrolling interests	(213)	(43)	467	156
Comprehensive income attributable to Altice USA, Inc. stockholders	$112,323	$80,105	$101,538	$58,677

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2020	$4,572	$1,862	$2,039,918	$390,766	$(163,904)	$(3,250)	$2,269,964	$9,298	$2,279,262
Net loss attributable to stockholders	—	—	—	(858)	—	—	(858)	—	(858)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(680)	(680)
Pension liability adjustments, net of income taxes	—	—	—	—	—	(9,503)	(9,503)	—	(9,503)
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(424)	(424)	—	(424)
Share-based compensation expense	—	—	27,370	—	—	—	27,370	—	27,370
Redeemable equity vested	—	—	29,479	—	—	—	29,479	—	29,479
Change in redeemable equity	—	—	13,260	—	—	—	13,260	—	13,260
Class A shares acquired through share repurchase program and retired	(312)	—	(749,686)	—	—	—	(749,998)	—	(749,998)
Issuance of common shares pursuant to employee long term incentive plan	1	—	2,495	—	11	—	2,507	—	2,507
Balance at March 31, 2020	$4,261	$1,862	$1,362,836	$389,908	$(163,893)	$(13,177)	$1,581,797	$8,618	$1,590,415

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at March 31, 2020	$4,261	$1,862	$1,362,836	$389,908	$(163,893)	$(13,177)	$1,581,797	$8,618	$1,590,415
Net income attributable to stockholders	—	—	—	111,264	—	—	111,264	—	111,264
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	213	213
Pension liability adjustments, net of income taxes	—	—	—	—	—	1,576	1,576	—	1,576
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(517)	(517)	—	(517)
Share-based compensation expense	—	—	33,683	—	—	—	33,683	—	33,683
Redeemable equity vested	—	—	59,081	—	—	—	59,081	—	59,081
Change in redeemable equity	—	—	(8,764)	—	—	—	(8,764)	—	(8,764)
Class A shares acquired through share repurchase program and retired	(258)	—	(630,979)	—	—	—	(631,237)	—	(631,237)
Issuance of common shares pursuant to employee long term incentive plan	2	—	1,939	—	24	—	1,965	—	1,965
Balance at June 30, 2020	$4,005	$1,862	$817,796	$501,172	$(163,869)	$(12,118)	$1,148,848	$8,831	$1,157,679

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2019	$4,961	$2,130	$3,423,803	$251,830	$—	$(11,783)	$3,670,941	$9,295	$3,680,236
Net loss attributable to stockholders	—	—	—	(24,999)	—	—	(24,999)	—	(24,999)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(199)	(199)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,000)	(1,000)
Pension liability adjustments, net of income taxes	—	—	—	—	—	3,752	3,752	—	3,752
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(181)	(181)	—	(181)
Share-based compensation expense (equity classified)	—	—	13,790	—	—	—	13,790	—	13,790
Redeemable equity vested	—	—	1,364	—	—		1,364	—	1,364
Change in redeemable equity	—	—	(61,696)	—	—	—	(61,696)	—	(61,696)
Class A shares acquired through share repurchase program and retired	(294)	—	(599,707)	—	—	—	(600,001)	—	(600,001)
Conversion of Class B to Class A shares	242	(242)	—	—	—	—	—	—	—
Balance at March 31, 2019	$4,909	$1,888	$2,777,554	$226,831	$—	$(8,212)	$3,002,970	$8,096	$3,011,066

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at March 31, 2019	$4,909	$1,888	$2,777,554	$226,831	$—	$(8,212)	$3,002,970	$8,096	$3,011,066
Net income attributable to stockholders	—	—	—	86,367	—	—	86,367	—	86,367
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	43	43
Pension liability adjustments, net of income taxes	—	—	—	—	—	(6,019)	(6,019)	—	(6,019)
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(243)	(243)	—	(243)
Share-based compensation expense (equity classified)	—	—	16,077	—	—	—	16,077	—	16,077
Redeemable equity vested	—	—	61,702	—	—		61,702	—	61,702
Change in redeemable equity	—	—	(46,294)	—	—	—	(46,294)	—	(46,294)
Class A shares acquired through share repurchase program and retired	(249)	—	(599,703)	—	—	—	(599,952)	—	(599,952)
Conversion of Class B to Class A shares	16	(16)	—	—	—	—	—	—	—
Issuance of common shares pursuant to employee long term incentive plan	—	—	244	—	—	—	244	—	244
Class A shares issued in connection with acquisition	5	—	10,768	—	—	—	10,773	—	10,773
Balance at June 30, 2019	$4,681	$1,872	$2,220,348	$313,198	$—	$(14,474)	$2,525,625	$8,139	$2,533,764

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$109,939	$61,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,069,363	1,130,048
Non-cash restructuring charges	2,383	10,014
Loss (gain) on investments and sale of affiliate interests, net	257,876	(357,871)
Loss (gain) on derivative contracts, net	(287,800)	226,653
Loss on extinguishment of debt and write-off of deferred financing costs	—	159,096
Amortization of deferred financing costs and discounts (premiums) on indebtedness	48,217	53,876
Settlement loss related to pension plan	773	538
Share-based compensation expense related to equity classified awards	61,053	29,867
Deferred income taxes	51,105	19,604
Decrease in right-of-use assets	23,071	23,147
Provision for doubtful accounts	41,857	34,814
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	27,522	1,804
Other receivables	—	2,740
Prepaid expenses and other assets	(5,577)	(72,638)
Amounts due from and due to affiliates	1,588	(3,282)
Accounts payable	10,256	18,549
Accrued liabilities	(12,796)	(98,551)
Deferred revenue	(17,302)	12,022
Liabilities related to interest rate swap contracts	148,013	41,322
Net cash provided by operating activities	1,529,541	1,292,964
Cash flows from investing activities:
Capital expenditures	(527,805)	(657,253)
Payment for acquisitions, net of cash acquired	—	(172,659)
Proceeds related to sale of equipment and costs of disposal	(1,846)	898
Decrease in other investments	4,008	—
Additions to other intangible assets	(237)	(867)
Net cash used in investing activities	(525,880)	(829,881)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)
	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities:
Proceeds from credit facility debt, net of discounts	200,000	1,940,000
Repayment of credit facility debt	(228,875)	(602,830)
Issuance of senior notes, including premiums	1,725,000	1,754,375
Redemption of senior notes, including premiums and fees	—	(2,462,692)
Proceeds from notes payable	—	39,856
Repayment of notes payable	(48,239)	(74,061)
Principal payments on finance lease obligations	(11,935)	(3,273)
Purchase of shares of Altice USA Class A common stock pursuant to a share repurchase program	(1,381,235)	(1,199,953)
Additions to deferred financing costs	(5,894)	(12,488)
Proceeds from stock option exercises	3,650	—
Contingent payment for acquisition	(4,947)	(500)
Distributions to noncontrolling interests, net	—	(1,000)
Net cash provided by (used in) financing activities	247,525	(622,566)
Net increase (decrease) in cash and cash equivalents excluding effect of exchange rate changes	1,251,186	(159,483)
Effect of exchange rate changes on cash and cash equivalents	(940)	(580)
Net increase (decrease) in cash and cash equivalents	1,250,246	(160,063)
Cash, cash equivalents and restricted cash at beginning of year	702,160	299,038
Cash, cash equivalents and restricted cash at end of period	$1,952,406	$138,975

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	June 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,952,128	$697,741
Restricted cash	264	262
Accounts receivable, trade (less allowance for doubtful accounts of $32,441 and $14,683)	387,739	457,118
Prepaid expenses and other current assets	209,916	211,642
Amounts due from affiliates	3,322	6,774
Total current assets	2,553,369	1,373,537
Property, plant and equipment, net of accumulated depreciation of $5,880,504 and $5,276,921	5,723,109	5,753,401
Right-of-use operating lease assets	270,592	280,340
Investment securities pledged as collateral	1,674,395	1,931,697
Derivative contracts	225,791	25,207
Other assets	106,840	92,622
Amortizable intangibles, net of accumulated amortization of $4,054,809 and $3,670,679	3,097,216	3,481,109
Indefinite-lived cable television franchises	13,020,081	13,020,081
Goodwill	8,142,309	8,142,309
Total assets	$34,813,702	$34,100,303

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except per membership unit amounts)
	June 30, 2020 (Unaudited)	December 31, 2019
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
Accounts payable	$832,011	$799,618
Interest payable	381,482	385,655
Accrued employee related costs	109,334	111,337
Amounts due to affiliates	5,722	7,456
Deferred revenue	117,925	124,777
Debt	1,859,290	170,682
Other current liabilities	387,212	378,948
Total current liabilities	3,692,976	1,978,473
Other liabilities	215,779	204,904
Deferred tax liability	5,156,281	4,980,599
Liabilities under derivative contracts	312,916	255,666
Right-of-use operating lease liability	259,297	269,062
Long-term debt, net of current maturities	24,326,397	24,249,603
Total liabilities	33,963,646	31,938,307
Commitments and contingencies (Note 16)
Redeemable equity	15,495	108,551
Member's Equity:
Retained earnings	7,480	13,515
Other member's equity (100 membership units issued and outstanding)	830,368	2,033,882
	837,848	2,047,397
Accumulated other comprehensive loss	(12,118)	(3,250)
Total member's equity	825,730	2,044,147
Noncontrolling interest	8,831	9,298
Total member's equity	834,561	2,053,445
	$34,813,702	$34,100,303

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue (including revenue from affiliates of $3,379, $496, $6,867, and $1,088 respectively) (See Note 15)	$2,474,979	$2,451,081	$4,925,235	$4,847,648
Operating expenses:
Programming and other direct costs (including charges from affiliates of $1,738, $2,087, $3,927 and $3,774, respectively) (See Note 15)	860,875	818,994	1,725,389	1,631,979
Other operating expenses (including charges from affiliates of $2,161, $2,020, $6,102 and $4,266, respectively) (See Note 15)	542,637	569,459	1,124,946	1,133,891
Restructuring and other expense	40,966	11,465	48,260	26,709
Depreciation and amortization (including impairments)	521,794	568,620	1,069,363	1,130,048
	1,966,272	1,968,538	3,967,958	3,922,627
Operating income	508,707	482,543	957,277	925,021
Other income (expense):
Interest expense	(351,025)	(356,818)	(716,236)	(720,857)
Interest income	151	605	1,810	2,424
Gain (loss) on investments and sale of affiliate interests, net	197,596	103,146	(258,223)	357,871
Gain (loss) on derivative contracts, net	(152,061)	(49,624)	287,800	(226,653)
Loss on interest rate swap contracts, net	(33,735)	(26,900)	(88,567)	(50,572)
Loss on extinguishment of debt and write-off of deferred financing costs	—	(1,194)	—	(159,096)
Other income, net	669	212	1,592	292
	(338,405)	(330,573)	(771,824)	(796,591)
Income before income taxes	170,302	151,970	185,453	128,430
Income tax expense	(56,629)	(47,828)	(61,658)	(32,152)
Net income	113,673	104,142	123,795	96,278
Net loss (income) attributable to noncontrolling interests	(213)	(43)	467	156
Net income attributable to CSC Holdings, LLC sole member	$113,460	$104,099	$124,262	$96,434

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$113,673	$104,142	$123,795	$96,278
Other comprehensive income (loss):
Defined benefit pension plans:
Unrecognized actuarial gain (loss)	1,880	(8,567)	(11,589)	(3,648)
Applicable income taxes	(503)	2,282	3,096	989
Unrecognized gain (loss) arising during period, net of income taxes	1,377	(6,285)	(8,493)	(2,659)
Settlement loss included in other expense, net	271	367	773	538
Applicable income taxes	(72)	(101)	(207)	(147)
Settlement loss included in other expense, net, net of income taxes	199	266	566	391
Foreign currency translation adjustment	(517)	(336)	(941)	(580)
Applicable income taxes	—	93	—	157
Foreign currency translation adjustment, net	(517)	(243)	(941)	(423)
Other comprehensive income (loss)	1,059	(6,262)	(8,868)	(2,691)
Comprehensive income	114,732	97,880	114,927	93,587
Comprehensive loss (income) attributable to noncontrolling interests	(213)	(43)	467	156
Comprehensive income attributable to CSC Holdings, LLC's sole member	$114,519	$97,837	$115,394	$93,743

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S EQUITY
(In thousands)
(Unaudited)

	Retained Earnings	Other Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total Member's Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2020	$13,515	$2,033,882	$(3,250)	$2,044,147	$9,298	$2,053,445
Net income attributable to CSC Holdings' sole member	10,802	—	—	10,802	—	10,802
Net loss attributable to noncontrolling interests	—	—	—	—	(680)	(680)
Pension liability adjustments, net of income taxes	—	—	(9,503)	(9,503)	—	(9,503)
Foreign currency translation adjustment	—	—	(424)	(424)	—	(424)
Share-based compensation expense	—	27,370	—	27,370	—	27,370
Redeemable equity vested	—	29,479	—	29,479	—	29,479
Change in redeemable equity	—	13,260	—	13,260	—	13,260
Cash distributions to parent	(24,317)	(696,033)	—	(720,350)	—	(720,350)
Non-cash distributions to parent	—	(150,602)	—	(150,602)	—	(150,602)
Balance at March 31, 2020	—	1,257,356	(13,177)	1,244,179	8,618	1,252,797
Net income attributable to CSC Holdings' sole member	113,460	—	—	113,460	—	113,460
Net loss attributable to noncontrolling interests	—	—	—	—	213	213
Pension liability adjustments, net of income taxes	—	—	1,576	1,576	—	1,576
Foreign currency translation adjustment	—	—	(517)	(517)	—	(517)
Share-based compensation expense	—	33,683	—	33,683	—	33,683
Redeemable equity vested	—	59,081	—	59,081	—	59,081
Change in redeemable equity	—	(8,764)	—	(8,764)	—	(8,764)
Cash distributions to parent	(105,980)	(546,403)	—	(652,383)	—	(652,383)
Non-cash contributions from parent	—	35,415	—	35,415	—	35,415
Balance at June 30, 2020	$7,480	$830,368	$(12,118)	$825,730	$8,831	$834,561

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S EQUITY (continued)
(In thousands)
(Unaudited)

	Retained Earnings	Other Member's Equity	Accumulated Other Comprehensive Loss	Total Member's Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2019	$549,691	$3,451,937	$(11,783)	$3,989,845	$9,295	$3,999,140
Net loss attributable to CSC Holdings' sole member	(7,665)	—	—	(7,665)	—	(7,665)
Net loss attributable to noncontrolling interests	—	—	—	—	(199)	(199)
Distributions to noncontrolling interests	—	—	—	—	(1,000)	(1,000)
Pension liability adjustments, net of income taxes	—	—	3,752	3,752	—	3,752
Foreign currency translation adjustment, net of income taxes	—	—	(181)	(181)	—	(181)
Share-based compensation expense	—	13,790	—	13,790	—	13,790
Redeemable equity vested	—	1,364	—	1,364	—	1,364
Change in redeemable equity	—	(61,696)	—	(61,696)	—	(61,696)
Cash distributions to parent	(543,217)	(51,245)	—	(594,462)	—	(594,462)
Other	—	(276)	—	(276)	—	(276)
Balance at March 31, 2019	(1,191)	3,353,874	(8,212)	3,344,471	8,096	3,352,567
Net income attributable to CSC Holdings' sole member	104,099	—	—	104,099	—	104,099
Net income attributable to noncontrolling interests	—	—	—	—	43	43
Pension liability adjustments, net of income taxes	—	—	(6,019)	(6,019)	—	(6,019)
Foreign currency translation adjustment, net of income taxes	—	—	(243)	(243)	—	(243)
Share-based compensation expense	—	16,077	—	16,077	—	16,077
Redeemable equity vested	—	61,702	—	61,702	—	61,702
Change in redeemable equity	—	(46,294)	—	(46,294)	—	(46,294)
Cash distributions to parent	(90,324)	(544,704)	—	(635,028)	—	(635,028)
Impact of Cheddar acquisition	—	10,773	—	10,773	—	10,773
Other	—	244	—	244	—	244
Balance at June 30, 2019	$12,584	$2,851,672	$(14,474)	$2,849,782	$8,139	$2,857,921

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$123,795	$96,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,069,363	1,130,048
Non-cash restructuring charges	2,383	10,014
Loss (gain) on investments and sale of affiliate interests, net	258,223	(357,871)
Loss (gain) on derivative contracts, net	(287,800)	226,653
Loss on extinguishment of debt and write-off of deferred financing costs	—	159,096
Amortization of deferred financing costs and discounts (premiums) on indebtedness	48,217	44,751
Settlement loss related to pension plan	773	538
Share-based compensation expense related to equity classified awards	61,053	29,867
Deferred income taxes	156,077	33,183
Decrease in right-of-use assets	23,071	23,147
Provision for doubtful accounts	41,857	34,814
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	27,522	1,804
Other receivables	—	2,740
Prepaid expenses and other assets	(9,239)	(72,638)
Amounts due from and due to affiliates	(114,290)	(13,668)
Accounts payable	10,256	18,349
Accrued liabilities	(12,794)	(98,673)
Deferred revenue	(17,302)	12,022
Liabilities related to interest rate swap contracts	148,013	41,322
Net cash provided by operating activities	1,529,178	1,321,776
Cash flows from investing activities:
Capital expenditures	(527,805)	(657,253)
Payment for acquisitions, net of cash acquired	—	(172,659)
Proceeds related to sale of equipment and costs of disposal	(1,846)	898
Decrease in other investments	3,662	—
Additions to other intangible assets	(237)	(867)
Net cash used in investing activities	(526,226)	(829,881)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)
	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities:
Proceeds from credit facility debt, net of discounts	$200,000	$1,940,000
Repayment of credit facility debt	(228,875)	(602,830)
Issuance of senior notes, including premiums	1,725,000	1,754,375
Redemption of senior notes, including premiums and fees	—	(2,462,692)
Distributions to parent	(1,372,733)	(1,229,489)
Proceeds from notes payable	—	39,856
Repayment of notes payable	(48,239)	(74,061)
Principal payments on finance lease obligations	(11,935)	(3,273)
Additions to deferred financing costs	(5,894)	(12,488)
Contingent payment for acquisition	(4,947)	(500)
Distributions to noncontrolling interests, net	—	(1,000)
Net cash provided by (used in) financing activities	252,377	(652,102)
Net increase (decrease) in cash and cash equivalents excluding effect of exchange rate changes	1,255,329	(160,207)
Effect of exchange rate changes on cash and cash equivalents	(940)	(580)
Net increase (decrease) in cash and cash equivalents	1,254,389	(160,787)
Cash, cash equivalents and restricted cash at beginning of year	698,003	298,784
Cash, cash equivalents and restricted cash at end of period	$1,952,392	$137,997

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND RELATED MATTERS
The Company and Related Matters
Altice USA, Inc. ("Altice USA") was incorporated in Delaware on September 14, 2015. Through June 8, 2018, Altice USA was majority-owned by Altice Europe N.V. ("Altice Europe"), a public company with limited liability (naamloze vennootschap) under Dutch law. On June 8, 2018, Altice Europe distributed substantially all of its equity interest in the Company through a distribution in kind to holders of Altice Europe's common shares A and common shares B (the "Distribution"). Altice USA is now majority-owned by Patrick Drahi through Next Alt. S.a.r.l. ("Next Alt").
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
The accompanying consolidated financial statements of Altice USA include the accounts of Altice USA and its majority-owned subsidiaries and the accompanying consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries and gives effect to the ATS Acquisition and the i24 Acquisition discussed below. Altice USA has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Altice USA. The consolidated balance sheets and statements of operations of Altice USA are essentially identical to the consolidated balance sheets and statements of operations of CSC Holdings, with the following exceptions: Altice USA has additional cash and deferred taxes on its consolidated balance sheet. In addition, CSC Holdings and its subsidiaries have certain intercompany receivables from and payables to Altice USA. Differences between Altice USA's results of operations and those of CSC Holdings primarily include incremental interest expense for periods prior to the assumption of Cablevision senior notes by CSC Holdings in November 2019, loss (gain) on investments and sale of affiliate interests, net, and income tax benefit (expense).
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Stock Repurchase Plan
In June 2018, the Board of Directors of Altice USA authorized a share repurchase program of $2,000,000, and on July 30, 2019, the Board of Directors authorized a new incremental three-year share repurchase program of $5,000,000 that took effect following the completion in August 2019 of the $2,000,000 repurchase program. Under these repurchase programs, shares of Altice USA Class A common stock may be purchased from time to time in the open market and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Size and timing of these purchases will be determined based on market conditions and other factors.
For the six months ended June 30, 2020, Altice USA repurchased an aggregate of 56,956,374 shares for a total purchase price of approximately $1,381,235. From inception through June 30, 2020, Altice USA repurchased an aggregate of 157,653,766 shares for a total purchase price of approximately $3,568,109. These acquired shares were retired and the cost of these shares was recorded in paid in capital in Altice USA's consolidated balance sheet.  As of June 30, 2020, Altice USA had approximately $3,431,891 of availability remaining under the incremental share repurchase program and had 579,790,385 combined Class A and Class B shares outstanding.
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
Common Stock of Altice USA
The following table provides details of Altice USA's shares of common stock outstanding:

	Shares of Common Stock Outstanding
	Class A Common Stock	Class B Common Stock
Balance at December 31, 2019	446,749,307	186,245,832
Conversion of Class B common stock to Class A common stock	51,475	(51,475)
Shares issued in connection with stock option exercises	209,105	—
Retirement of Class A common shares in connection with the Company's stock repurchase plan (see Note 1)	(56,956,374)	—
Shares issued from treasury upon vesting of redeemable equity and restricted awards	3,542,515	—
Balance at June 30, 2020	393,596,028	186,194,357
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
ASU No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12")
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions for investments, intraperiod allocations and interim calculations. The new guidance also simplifies aspects of the accounting for franchise taxes, enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The amendments did not create new accounting requirements. The Company adopted the standard as of January 1, 2020. The adoption of this standard did not have a significant impact on the Company's consolidated financial statements.
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
ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13")
In June 2016, the FASB issued ASU 2016-13 which requires a financial asset (or a group of financial assets) measured at amortized cost to be assessed for impairment under the current expected credit loss model rather than an incurred loss model. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount.  ASU 2016-13 became effective for the Company on January 1, 2020 and the adoption of this standard did not have a significant impact on the Company's consolidated financial statements. The Company will continue to actively monitor the impact of the recent coronavirus (COVID-19) pandemic on expected credit losses.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 4. REVENUE
The following table presents the composition of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Residential:
Broadband	$920,363	$806,250	$1,805,892	$1,581,823
Video	952,526	1,018,426	1,899,587	2,035,756
Telephony	117,322	150,232	242,352	304,696
Business services and wholesale	365,564	357,806	730,094	708,495
News and advertising	96,631	114,450	202,171	209,188
Mobile	19,866	—	38,222	—
Other	2,707	3,917	6,917	7,690
Total revenue	$2,474,979	$2,451,081	$4,925,235	$4,847,648
The Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  In instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three and six months ended June 30, 2020 and 2019, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $65,280 and $130,190, and $63,920 and $128,156, respectively.
The following table provides information about customer contract costs and deferred revenue related to contracts with customers:

	June 30, 2020	December 31, 2019
Customer contract costs (a)	$21,724	$30,758
Deferred revenue (b)	164,732	182,034

(a)Customer contract costs include primarily sales commissions for business services enterprise customers that are deferred and amortized over the average contract term.
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
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted income per share attributable to Altice USA stockholders for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

	(in thousands)
Basic weighted average shares outstanding	587,587	604,500	668,031	681,703
Effect of dilution:
Stock options	1,857	2,079	566	285
Restricted stock	22	18	51	26
Diluted weighted average shares outstanding	589,466	606,597	668,648	682,014

Weighted average shares excluded from diluted weighted average shares outstanding:
Anti-dilutive shares	28,514	24,362	1,292	6,350
Performance stock units and restricted stock whose performance metrics have not been achieved.	8,943	7,758	—	—
Net income (loss) per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Altice USA.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 6. SUPPLEMENTAL CASH FLOW INFORMATION
The Company's non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2020	2019
Non-Cash Investing and Financing Activities:

Altice USA and CSC Holdings:
Property and equipment accrued but unpaid	$210,204	$245,692
Notes payable issued to vendor for the purchase of equipment and other assets	11,582	16,204
Right-of-use assets acquired in exchange for finance lease obligations	78,564	6,501
Deferred financing costs accrued but unpaid	1,644	853
CSC Holdings:
Distributions to parent	115,187	—
Supplemental Data:
Altice USA:
Cash interest paid	673,222	763,819
Income taxes paid, net	28,406	6,247
CSC Holdings:
Cash interest paid	673,222	724,299
Income taxes paid, net	28,406	6,247

NOTE 7. RESTRUCTURING AND OTHER EXPENSE
Restructuring
Beginning in the first quarter of 2016, the Company commenced restructuring initiatives that were intended to simplify the Company's organizational structure ("2016 Restructuring Plan").

The following table summarizes the activity for the 2016 Restructuring Plan:
	Severance and Other Employee Related Costs	Facility Realignment and Other Costs	Total
Accrual balance at December 31, 2019	$1,676	$2,332	$4,008
Restructuring charges	—	2,059	2,059
Payments and other	(1,639)	(1,813)	(3,452)
Accrual balance at June 30, 2020	$37	$2,578	$2,615

Cumulative costs to date relating to 2016 Restructuring Plan amounted to $436,984.
In May 2019, the Company commenced another restructuring initiative to further simplify the Company's organization structure ("2019 Restructuring Plan").

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following table summarizes the activity for the 2019 Restructuring Plan:
Severance and Other Employee Related Costs
Accrual balance at December 31, 2019	$37,946
Restructuring charges	3,180
Payments and other	(18,186)
Accrual balance at June 30, 2020	$22,940
Cumulative costs to date relating to the 2019 Restructuring Plan amounted to $45,895.
Restructuring and other expense for the three and six months ended June 30, 2020 also includes $40,128 related to contractual payments for terminated employees. As of June 30, 2020, the outstanding amount due to terminated employees amounted to $29,735 and is reflected in accrued employee related costs in our consolidated balance sheet.
In addition, the Company recorded restructuring charges of $611 and $2,316 for the three and six months ended June 30, 2020, and $147 and $8,696, for the three and six months ended June 30, 2019, respectively, related primarily to the impairment of right-of-use operating lease assets, included in the Company's restructuring initiatives, as their carrying amount was not recoverable and exceeded their fair value.
Transaction Costs
For the three and six months ended June 30, 2020, the Company incurred transaction costs of $88 and $577, respectively, related to certain transactions not related to the Company's operations. The Company recorded transaction costs of $574 and $970 for the three and six months ended June 30, 2019, respectively, primarily related to costs incurred in connection with the Company's acquisition of Cheddar, Inc.
NOTE 8. LEASES
The Company's operating leases are comprised primarily of facility leases and its finance leases are comprised primarily of vehicle and equipment leases.
Balance sheet information related to the Company's leases is presented below:

	Balance Sheet location	June 30, 2020	December 31, 2019
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$270,592	$280,340
Right-of-use lease liability, current	Other current liabilities	40,440	38,836
Right-of-use lease liability, long-term	Right-of-use operating lease liability	259,297	269,062

Finance leases:
Right-of-use lease assets	Property, plant and equipment	137,370	70,339
Right-of-use lease liability, current	Current portion of long-term debt	49,478	22,017
Right-of-use lease liability, long-term	Long-term debt	86,571	47,403

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following provides details of the Company's lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease expense, net	$14,849	$14,948	$29,853	$30,226
Finance lease expense:
Amortization of assets	6,960	1,630	11,420	3,192
Interest on lease liabilities	1,477	388	2,504	746
Total finance lease expense	8,437	$2,018	13,924	3,938
	$23,286	$16,966	$43,777	$34,164
Other information related to leases is presented below:

	As of June 30,
	2020	2019
Right-of-use assets acquired in exchange for operating lease obligations	$15,430	$43,441

Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows related to finance leases	2,504	746
Operating cash flows related to operating leases	32,126	32,481
Weighted Average Remaining Lease Term:
Operating leases	9.3 years	9.6 years
Finance leases	2.9 years	4.6 years
Weighted Average Discount Rate:
Operating leases	5.86%	6.06%
Finance leases	5.66%	5.86%
The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

	Finance leases	Operating leases
2020 (excluding the six months ended June 30, 2020)	$30,527	$27,389
2021	50,543	43,615
2022	46,298	49,668
2023	15,501	39,694
2024	3,413	35,261
Thereafter	300	200,665
Total future minimum lease payments, undiscounted	146,582	396,292
Less: Imputed interest	(10,533)	(96,555)
Present value of future minimum lease payments	$136,049	$299,737

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 9. INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired amortizable intangible assets:

	As of June 30, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,017,524	$(3,174,454)	$2,843,070	$6,017,524	$(2,843,561)	$3,173,963	8 to 18 years
Trade names	1,081,083	(846,929)	234,154	1,081,083	(798,484)	282,599	2 to 5 years
Other amortizable intangibles	53,418	(33,426)	19,992	53,181	(28,634)	24,547	1 to 15 years
	$7,152,025	$(4,054,809)	$3,097,216	$7,151,788	$(3,670,679)	$3,481,109
Amortization expense for the three and six months ended June 30, 2020 and 2019 aggregated $183,031 and $384,130 and $201,279 and $401,898, respectively.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 10. DEBT
The following details the Company's outstanding debt:

		Interest Rate		June 30, 2020		December 31, 2019
Date Issued	Maturity Date			Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
Senior Notes:
November 15, 2011	November 15, 2021	6.750%		$1,000,000	$984,412	$1,000,000	$979,178
September 27, 2012	September 15, 2022	5.875%		649,024	608,861	649,024	600,849
May 23, 2014	June 1, 2024	5.250%		750,000	690,331	750,000	683,940
October 18, 2018	July 15, 2025	7.750%	(e)	1,740	1,698	1,740	1,695
October 9, 2015	October 15, 2025	10.875%		1,684,221	1,666,435	1,684,221	1,665,237
October 18, 2018	April 1, 2028	7.500%		4,118	4,112	4,118	4,112
November 27, 2018	July 15, 2025	7.750%	(e)	617,881	606,479	617,881	605,583
November 27, 2018	April 1, 2028	7.500%		1,045,882	1,044,349	1,045,882	1,044,278
July 10 and October 7, 2019	January 15, 2030	5.750%		2,250,000	2,287,660	2,250,000	2,289,168
June 16, 2020	December 1, 2030	4.625%		625,000	622,176	—	—
Senior Guaranteed Notes:
October 9, 2015	October 15, 2025	6.625%		1,000,000	990,233	1,000,000	989,483
September 23, 2016	April 15, 2027	5.500%		1,310,000	1,305,688	1,310,000	1,305,430
January 29, 2018	February 1, 2028	5.375%		1,000,000	993,116	1,000,000	992,757
November 27, 2018	July 15, 2023	5.375%	(e)	1,095,825	1,083,676	1,095,825	1,081,879
November 27, 2018	May 15, 2026	5.500%		1,498,806	1,486,760	1,498,806	1,485,911
January 24, 2019	February 1, 2029	6.500%		1,750,000	1,747,118	1,750,000	1,746,996
June 16, 2020	December 1, 2030	4.125%		1,100,000	1,095,311	—	—
				17,382,497	17,218,415	15,657,497	15,476,496
CSC Holdings Restricted Group:
Revolving Credit Facility	(c)	(c)	(b)	—	—	—	—
Term Loan B	July 17, 2025	2.435%		2,910,000	2,897,887	2,925,000	2,911,729
Incremental Term Loan B-3	January 15, 2026	2.435%		1,259,063	1,254,243	1,265,438	1,260,200
Incremental Term Loan B-5	April 15, 2027	2.685%		2,992,500	2,970,328	3,000,000	2,976,358
				7,161,563	7,122,458	7,190,438	7,148,287
Collateralized indebtedness (see Note 11)				1,699,566	1,601,107	1,699,566	1,585,088
Finance lease obligations (see Note 8)				136,049	136,049	69,420	69,420
Notes payable and supply chain financing (d)				119,889	107,658	156,519	140,994
				26,499,564	26,185,687	24,773,440	24,420,285
Less: current portion of credit facility debt				(72,750)	(72,750)	(65,250)	(65,250)
Less: current portion of senior guaranteed notes				(1,095,825)	(1,083,676)	—	—
Less: current portion of senior notes				(619,621)	(608,177)	—	—
Less: current portion of finance lease obligations				(49,478)	(49,478)	(22,017)	(22,017)
Less: current portion of notes payable and supply chain financing				(45,209)	(45,209)	(83,415)	(83,415)
				(1,882,883)	(1,859,290)	(170,682)	(170,682)
Long-term debt				$24,616,681	$24,326,397	$24,602,758	$24,249,603

(a)The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums and with respect to certain notes, a fair value adjustment resulting from the Cequel and Cablevision acquisitions.
(b)At June 30, 2020, $141,949 of the revolving credit facility was restricted for certain letters of credit issued on behalf of

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

the Company and $2,333,051 of the facility was undrawn and available, subject to covenant limitations.
(c)The revolving credit facility of an aggregate principal amount of $2,275,000 matures in January 2024 and priced at LIBOR plus 2.25%. The remaining revolving credit facility of an aggregate principal amount of $200,000 matures in November 2021 and priced at LIBOR plus 3.25%.
(d)Includes $37,581 related to supply chain financing agreements that is required to be repaid within one year from the date of the respective agreement. The principal amounts include $59,451 of notes payable that will be reclassified to collateralized indebtedness upon the maturity, in January 2021, of a monetization contract related to the synthetic monetization closeout transaction in November 2019.
(e)These notes were repaid in July 2020 with proceeds from the issuance of new notes in June 2020. See discussion below. Accordingly, the carrying amount of these notes was reclassified to current debt in the accompanying balance sheets as of June 30, 2020.
In June 2020, CSC Holdings issued $1,100,000 in aggregate principal amount of senior guaranteed notes that bear interest at a rate of 4.125% and mature on December 1, 2030 and $625,000 in aggregate principal amount of senior notes that bear interest at a rate of 4.625% and mature on December 1, 2030. The net proceeds from the sale of the these notes was used in July 2020 to early redeem the $1,095,825 aggregate principal amount of CSC Holdings' 5.375% senior notes due July 15, 2023, the $617,881 and the $1,740 aggregate principal amount of CSC Holdings' 7.750% senior notes due July 15, 2025, plus pay accrued interest and the associated premiums related to the early redemption of these notes. In connection with the early redemptions, the Company will recognize a loss on the extinguishment of debt aggregating $62,096, reflecting the early redemption premiums and the write-off of outstanding deferred financing costs on these notes.
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
As of June 30, 2020, CSC Holdings was in compliance with all of its financial covenants under its credit facilities and with all of its financial covenants under the indentures under which the senior and senior guaranteed notes were issued.
The following table provides a summary of the loss on extinguishment of debt and the write-off of deferred financing costs recorded by the Company upon the redemption of senior notes and the refinancing of credit facilities:

	Three months ended June 30, 2019	Six months ended June 30, 2019
CSC Holdings 10.125% Senior Notes due 2023	$—	$154,666
Refinancing and subsequent amendment to CSC Holdings credit facility	1,194	4,430
	$1,194	$159,096

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Summary of Debt Maturities
The future maturities of debt payable by the Company under its various debt obligations outstanding as of June 30, 2020, including notes payable and collateralized indebtedness (see Note 11), but excluding finance lease obligations (see Note 8), are as follows:

2020 (excluding the six months ended June 30, 2020) (a)	$1,782,180
2021	1,092,181
2022	728,667
2023	1,835,383
2024	822,889
Thereafter	20,102,215
_____________________
(a)Includes the CSC Holdings notes redeemed in July 2020 discussed above.
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
All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  If any one of these contracts was terminated prior to its scheduled maturity date, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2020, the Company did not have an early termination shortfall relating to any of these contracts.
The Company monitors the financial institutions that are counterparties to its equity derivative contracts.  All of the counterparties to such transactions carry investment grade credit ratings as of June 30, 2020.
Interest Rate Swap Contracts
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheet, with changes in fair value reflected in the consolidated statement of operations. As of June 30, 2020, the Company did not hold and has not issued derivative instruments for trading or speculative purposes.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at
		June 30, 2020	December 31, 2019

Asset Derivatives:
Interest rate swap contracts	Derivative contracts, long-term	$4,058	$—
Prepaid forward contracts	Derivative contracts, long-term	221,733	25,207
		225,791	25,207
Liability Derivatives:
Interest rate swap contracts	Other current liabilities	(4,016)	(469)
Prepaid forward contracts	Liabilities under derivative contracts, long-term	(3,520)	(94,795)
Interest rate swap contracts	Liabilities under derivative contracts, long-term	(309,396)	(160,871)
		$(316,932)	$(256,135)
The following table presents certain statement of operations data related to our derivative contracts and the underlying common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gain (loss) on derivative contracts related to change in the value of equity derivative contracts related to Comcast common stock	$(152,061)	$(49,624)	$287,800	$(226,653)
Change in the fair value of Comcast common stock included in gain (loss) on investments	197,594	98,794	(257,302)	353,519
Loss on interest rate swap contracts, net of a gain of $74,835 recorded in the 2020 six month period in connection with the early termination of the swap agreements discussed below	(33,735)	(26,900)	(88,567)	(50,572)
In March 2020, the Company terminated two swap agreements whereby the Company was paying a floating rate of interest and receiving a fixed rate of interest on an aggregate notional value of $1,500,000. These contracts were due to mature in May 2026. In connection with the early termination, the Company received cash of $74,835 which has been recorded in loss on interest swap contracts, net in our consolidated statement of operations and presented in operating activities in our consolidated statement of cash flows.
In addition, in March 2020, the Company executed amendments to two interest swap contracts that reduced the fixed rate of interest that the Company was paying on an aggregate notional value of $1,000,000 and extended the maturity date of the contracts to January 15, 2025 from January 15, 2022. The difference in the fair value of the amended contracts and the original contracts on the date of the transaction of $5,689 (an increase in the liability) is being amortized to loss on derivative contracts over the remaining term of the contracts.
During the six months ended June 30, 2020, the Company entered into three new interest rate swap contracts on an aggregate notional value of $3,850,000. See table below.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following is a summary of interest rate swap contracts outstanding at June 30, 2020:

Trade Date	Maturity Date	Notional Amount	Company Pays	Company Receives
December 2018	January 2025	$500,000	Fixed rate of 1.53%	Three-month LIBOR
December 2018	January 2022	500,000	Fixed rate of 2.733%	Three-month LIBOR
December 2018	January 2025	500,000	Fixed rate of 1.625%	Three-month LIBOR
December 2018	December 2026	750,000	Fixed rate of 2.9155%	Three-month LIBOR
December 2018	December 2026	750,000	Fixed rate of 2.9025%	Three-month LIBOR
March 2020	January 2025	500,000	Fixed rate of 1.458%	Three-month LIBOR
March 2020	January 2022	500,000	Three-month LIBOR	Fixed rate of 2.733%
April 2020	April 2021	2,850,000	Six-month LIBOR minus 0.5185%	One-month LIBOR

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
The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis:

	Fair Value Hierarchy	June 30, 2020	December 31, 2019
Assets:
Money market funds	Level I	$1,842,086	$563,704
Investment securities pledged as collateral	Level I	1,674,395	1,931,697
Prepaid forward contracts	Level II	221,733	25,207
Interest rate swap contracts	Level II	4,058	—
Liabilities:
Prepaid forward contracts	Level II	3,520	94,795
Interest rate swap contracts	Level II	313,412	161,340
Contingent consideration related to 2017 and 2018 acquisitions	Level III	1,767	7,250
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
The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized as follows:

		June 30, 2020		December 31, 2019
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value
Credit facility debt	Level II	$7,122,458	$7,161,563	$7,148,287	$7,190,438
Collateralized indebtedness	Level II	1,601,107	1,696,376	1,585,088	1,611,095
Senior guaranteed notes	Level II	8,701,902	9,094,711	7,602,456	8,220,518
Senior notes	Level II	8,516,513	9,037,404	7,874,040	8,728,870
Notes payable and supply chain financing	Level II	107,658	108,619	140,994	141,713
		$26,049,638	$27,098,673	$24,350,865	$25,892,634

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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES Act") was enacted and signed into law. Certain provisions of the CARES Act impacted the 2019 income tax provision computations of the Company and have been reflected in the consolidated financial statements for the six months ended June 30, 2020. The CARES Act modified the interest limitation under section 163(j) of the Internal Revenue Code ("163(j)") for 2019 and 2020, increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income. This modification significantly increased the allowable interest deduction for the Company in 2019, resulting in less utilization of net operating loss carryforwards. For state tax purposes, an estimated net benefit of approximately $10,500 was recognized for the three months ended March 31, 2020 driven by a decrease in federal taxable income for 2019 due to the 163(j) law change under the CARES Act. However, due to the decoupling from the CARES Act by New York State and New York City, the net benefit decreased approximately $8,000 in the three months ended June 30, 2020, resulting in a net state tax benefit of approximately $2,500 for the six months ended June 30, 2020. In addition, the CARES Act accelerated the ability of companies to receive refunds of Alternative Minimum Tax credits. For the Company, the remaining approximately $12,000 in tax credits will be refunded as part of the 2019 tax filing and is included in prepaid expenses and other current assets in the accompanying balance sheets.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Altice USA
For the three and six months ended June 30, 2020, Altice USA recorded a tax expense of $58,826 and $75,861 on pre-tax income of $170,303 and $185,800, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and certain state tax expense adjustments, partially offset by a benefit resulting from the recently enacted CARES Act.
For the three and six months ended June 30, 2019, Altice USA recorded a tax expense of $41,160 and $18,574 on pre-tax income of $127,570 and $79,786, respectively, resulting in an effective tax rate that was higher than the U.S. federal statutory tax rate. The primary differences between the effective tax rate and the statutory tax rate are due to a revaluation of state deferred taxes primarily due to certain changes to the state tax rates used to measure the Company’s deferred tax liabilities and certain non-deductible expenses.
CSC Holdings
For the three and six months ended June 30, 2020, CSC Holdings recorded a tax expense of $56,629 and $61,658 on pre-tax income of $170,302 and $185,453, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and certain state tax expense adjustments, partially offset by a benefit resulting from the recently enacted CARES Act.
For the three and six months ended June 30, 2019, CSC Holdings recorded a tax expense of $47,828 and $32,152 on pre-tax income of $151,970 and $128,430, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to revaluation of state deferred taxes primarily due to certain changes to the state tax rates used to measure CSC Holdings’ deferred tax liabilities, partially offset by certain non-deductible expenses.
NOTE 14. SHARE-BASED COMPENSATION
Long Term Incentive Plan
Pursuant to the 2017 Altice USA Long Term Incentive Plan, as amended (the "LTIP"), the Company may grant awards of options, restricted shares, restricted share units, stock appreciation rights, performance stock, performance stock units and other awards (the 2017 Long Term Incentive Plan or the "LTIP"). In June 2020, shareholders of the Company approved an increase to the number of shares authorized for issuance under the LTIP by 35,000,000 shares to 54,879,291, and approved the extension of the term to June 10, 2030.
Carry Unit Plan
Certain employees of the Company and its affiliates received awards of units in a carry unit plan of Neptune Management LP, an entity which has an ownership interest in Neptune Holding US Limited Partnership ("Neptune LP").
The following table summarizes activity relating to these carry units:

	Number of Time Vesting Awards	Weighted Average Grant Date Fair Value
Balance, December 31, 2019	37,518,750	$2.35
Vested	(27,343,750)	2.31
Forfeited	(212,500)	0.56
Balance, June 30, 2020	9,962,500	$2.71
The weighted average fair value per unit was $1.75 and $3.25, as of June 30, 2020 and December 31, 2019, respectively. For the three and six months ended June 30, 2020 and 2019, the Company recognized share-based compensation expense of $3,937 and $7,057, and $7,861 and $14,334, respectively, related to the carry unit plan.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Stock Options
The following table summarizes activity related to the stock options granted to Company employees:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)
Balance at December 31, 2019	14,083,741	$19.12	8.74	$112,915
Granted	26,093,256	28.32
Exercised	(209,105)	17.46
Forfeited	(1,749,476)	21.44
Balance at June 30, 2020	38,218,416	25.31	9.14	49,108,141
Options exercisable at June 30, 2020	788,053	$17.70	7.17	$3,848,578

(a)The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of the Company's Class A common stock at the respective date.
The Company recognized share-based compensation expense related to employee stock options for the three and six months ended June 30, 2020 and 2019 of $25,327 and $45,676 and $7,817 and $15,134, respectively. As of June 30, 2020, there was $200,745 of total unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of approximately 3.16 years.
The following weighted-average assumptions were used to calculate the fair values of stock option awards granted during the six months ended June 30, 2020:

Risk-free interest rate	1.45%
Expected life (in years)	6.38
Dividend yield	—%
Volatility	28.46%
Grant date fair value	$7.74
Performance Stock Unit Awards
In January 2020, certain employees of the Company were granted performance stock units ("PSUs"). Each PSU gives the employee the right to receive one share of Altice USA class A common stock, upon achievement of a specified stock price hurdle. The PSUs will be forfeited if the applicable performance measure is not achieved prior to January 29, 2024 (January 29, 2026 in the event of a recession or market disruption event prior to achievement of the performance measure, which criteria was met in June 2020) or if the employee does not continue to provide services to the Company through the achievement date of the applicable performance measure.
As of June 30, 2020, the Company had 7,480,469 PSUs outstanding. The PSUs have a weighted average grant date fair value of $10.65 per unit. For the three and six months ended June 30, 2020, the Company recognized share based compensation expense of $4,419 and $8,320 related to these PSUs. As of June 30, 2020 there was $71,127 of total unrecognized compensation cost related to outstanding PSUs which is expected to be recognized over a weighted-average period of approximately 5.6 years.
The following assumptions were used to calculate the fair values of the PSUs granted during the six months ended June 30, 2020:

Risk-free interest rate	1.46%
Expected life (in years)	4 and 6
Dividend yield	—%
Volatility	34.22%

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Restricted Awards
For the three and six months ended June 30, 2020, the Company recorded share based compensation expense of $636 and $1,212, respectively, related to restricted awards granted to certain employees pursuant to the LTIP. In January 2020, certain restricted awards granted to employees in the prior year were cancelled. These employees received new grants of stock options and PSUs.
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
The following table summarizes the revenue and charges related to services provided to or received from affiliates and related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$3,379	$496	$6,867	$1,088
Operating expenses:
Programming and other direct costs	$(1,738)	$(2,087)	$(3,927)	$(3,774)
Other operating expenses, net	(2,161)	(2,020)	(6,102)	(4,266)
Operating expenses, net	(3,899)	(4,107)	(10,029)	(8,040)

Net charges - Altice USA	$(520)	$(3,611)	$(3,162)	$(6,952)
Capital Expenditures	$3,676	$2,536	$10,901	$5,890
Revenue
The Company recognized revenue primarily from the sale of advertising to a subsidiary of Altice Europe and a foundation controlled by Patrick Drahi.
Programming and other direct costs
Programming and other direct costs include costs incurred by the Company for advertising services provided by a subsidiary of Altice Europe.
Other operating expenses, net
Other operating expenses primarily include charges for services provided by other subsidiaries of Altice Europe and other related parties.
Capital Expenditures
Capital expenditures primarily include costs for equipment purchased and software development services provided by subsidiaries of Altice Europe.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	Altice USA	CSC Holdings	Altice USA and CSC Holdings
	June 30, 2020	June 30, 2020	December 31, 2019
Due from:
Altice Europe	$432	$302	$4,076
Other affiliates and related parties	3,020	3,020	2,698
	$3,452	$3,322	$6,774
Due to:
Altice Europe	$5,722	$5,722	$7,456
	$5,722	$5,722	$7,456

Amounts due from affiliates presented in the table above represent amounts paid by the Company on behalf of or for services provided to the respective related party. Amounts due to affiliates relate to the purchase of equipment and advertising services, as well as reimbursement for payments made on our behalf.
In June 2020, pursuant to the Company's share repurchase program, the Company purchased 3,582,525 Altice USA Class A common stock held by Altice Europe for a total consideration of $84,906. See further information regarding the Company's share repurchase program in Note 1.
CSC Holdings
CSC Holdings made cash equity distribution payments to its parent aggregating $652,383, and $1,372,733, respectively, during the three and six months ended June 30, 2020. The distributions for the three months ended June 30, 2020 were recorded as a decrease in retained earnings of $105,980, representing the cumulative earnings through the distribution dates, and a decrease in other member's equity of $546,403. The distributions for the six months ended June 30, 2020 were recorded as a decrease in retained earnings of $130,297, representing the cumulative earnings through the distribution dates, and a decrease in other member's equity of $1,242,436.
CSC Holdings made cash equity distribution payments to its parent aggregating $635,028 and $1,229,490, respectively, during the three and six months ended June 30, 2019. The distributions for the three months ended June 30, 2019 were recorded as a decrease in retained earnings of $90,324, representing the cumulative earnings through the distribution dates, and a decrease in other member's equity of $544,704. The distributions for the six months ended June 30, 2019 were recorded as a decrease in retained earnings of $633,541, representing the cumulative earnings through the distribution dates, and a decrease in other member's equity of $595,949.
For the three and six months ended June 30, 2020, CSC Holdings recorded net non-cash equity contributions (distributions) of $35,415 and $(115,187), respectively, which represent the non-cash settlement of intercompany balances with Altice USA. These balances primarily include amounts due to/ due from Altice USA pursuant to a historical tax allocation policy and tax sharing agreements between the entities.
NOTE 16. COMMITMENTS AND CONTINGENCIES
Legal Matters
In the latter half of 2018, eight named plaintiffs, each on behalf of a putative class of stockholders who purchased Company common stock in Altice USA's IPO pursuant to the Registration Statement and Prospectus, filed complaints (seven in New York State Supreme Court, one in United States District Court for the Eastern District of New York). The lawsuits name as defendants Altice USA, Altice Europe, and Altice USA's directors, among others, and assert that all defendants violated Sections 11 and 12 of the Securities Act of 1933 (the "Securities Act") and that the individual defendants violated Section 15 of the Securities Act as control persons. In a consolidated amended complaint filed in the lawsuit in the Eastern District of New York, plaintiff also asserts violations of Section 10(b) of the Securities Act of 1934 ("34 Act"), Rule 10b-5 promulgated thereunder, and Section 20 of the 34 Act against Altice USA, Altice Europe, and certain individual directors. The facts underlying each case are substantively similar, with plaintiffs alleging that the Registration Statement and Prospectus misrepresented or omitted material facts

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

relating to the negative performance of Altice France and Altice Portugal, the disclosure of which in November 2017 negatively impacted the value of Altice USA’s stock. In June of 2019, plaintiffs in the New York State action filed a consolidated amended complaint, which the Company moved to dismiss in July of 2019. The Company moved to dismiss the complaint in the Eastern District of New York in October 2019. On June 26, 2020, the state Court granted the Company’s motion to dismiss. Plaintiffs in the New York State action filed a notice of appeal on July 21, 2020.
On June 23, 2020, a purported stockholder of the Company filed a complaint in the Court of Chancery of the State of Delaware, derivatively on behalf of the Company, against Patrick Drahi, Next Alt S.A.R.L., and those directors of the Company who are members of the Compensation Committee (collectively, the “Director Defendants”). The Company is also named as a nominal defendant in the complaint. The complaint alleges that the Director Defendants breached their fiduciary duties to the Company’s stockholders, and wasted corporate assets, by approving certain equity grants for Patrick Drahi. The complaint seeks rescission of the equity awards, monetary damages, and costs and disbursements for the plaintiff.
The Company intends to vigorously defend these lawsuits. Although the outcome of the matter cannot be predicted and the impact of the final resolution of these matters on the Company’s results of operations in any particular subsequent reporting period is not known at this time, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the operations or financial position of the Company or the ability of the Company to meet its financial obligations as they become due.
On November 6, 2018, Sprint Communications Company L.P ("Sprint") filed a complaint in the U.S. District Court for the District of Delaware alleging that the Company infringes Sprint’s patents purportedly by providing Voice over Internet Protocol ("VoIP") services. On December 3, 2018, Sprint filed a second complaint alleging that the Company infringes Sprint’s patents purportedly by providing certain VOD related services. The lawsuits are part of a pattern of litigation that was initiated as far back as 2005 by Sprint against numerous broadband and telecommunications providers, which has resulted in judgments and settlements of significant value for Sprint. The Company intends to vigorously defend the lawsuits. Although the outcome of the matter cannot be predicted and the impact of the final resolution of this matter on the Company’s results of operations in any particular subsequent reporting period is not known at this time, management does not believe that the ultimate resolution of the matter will have a material adverse effect on the operations or financial position of the Company or the ability of the Company to meet its financial obligations as they become due, but it could be material to the Company’s consolidated results of operations or cash flows for any one period.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 17. SUBSEQUENT EVENTS
On July 14, 2020, the Company completed its acquisition of certain cable assets in New Jersey for approximately $150,000, subject to certain closing adjustments as set forth in the asset purchase agreement.
In July 2020, the Company entered into an agreement to sell 49.99% of its Lightpath fiber enterprise business for an implied enterprise value of $3,200,000. The Company will receive total gross cash proceeds of approximately $2,300,000 from the sale and related financing activity and will record a gain upon closing. Approximately $1,100,000 of the net proceeds after tax are expected to be used by the Company to repay debt such that the transaction is at least leverage-neutral to CSC Holdings. The Company will retain a 50.01% interest in Lightpath and maintain control. Accordingly, the Company will continue to consolidate the operating results of the Lightpath business. The transaction is currently expected to close in the fourth quarter of 2020 following the satisfaction of closing conditions, including receipt of necessary regulatory approvals. Upon closing, Lightpath will be financed independently outside of the CSC Holdings restricted group.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts and customer metrics, except per customer and per share data, included in the following discussion, are presented in thousands.
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
Overview
Our Business
We principally provide broadband communications and video services in the United States and market our services primarily under two brands: Optimum, in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. We deliver broadband, video, and telephony services to more than 4.9 million residential and business customers. Our footprint extends across 21 states through a fiber-rich broadband network with approximately 8.9 million homes passed as of June 30, 2020. Additionally, we offer news programming and content, and advertising services. In September 2019, the Company launched Altice Mobile, a full service mobile offering, to consumers across its footprint.
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
In March 2020, the United States declared a national emergency concerning the outbreak of the coronavirus ("COVID-19"). There have also been extraordinary and wide-ranging actions taken by federal, state and local governmental authorities to contain and combat the outbreak and spread of the virus. We have continued to provide our telecommunications services to our customers during this pandemic. We expect that our future results may be impacted, including if residential or business customers discontinue their service or are unable to pay for our products and services, or if advertising revenue continues to decline. Additionally, in order to prioritize the demands of the business, we may continue to delay certain capital investments. Due to the uncertainty surrounding the magnitude and duration of business and economic impacts relating to COVID-19, including the effort to contain and combat the spread of the virus, and business impacts of government actions, we currently cannot reasonably estimate the ultimate impact of COVID-19 on our business. See "Risk Factors - Our business, financial condition and results of operations may be adversely affected by the recent COVID-19 pandemic."
We derive revenue principally through monthly charges to residential customers of our broadband, video, and telephony services. We also derive revenue from digital video recorder ("DVR"), video-on-demand ("VOD"), pay-per-view, installation and home shopping commissions. Our residential broadband, video, and telephony services accounted for approximately 37%, 39%, and 5%, respectively, of our consolidated revenue for the six months ended June 30, 2020. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking and video services. For the six months ended June 30, 2020, 15% of our consolidated revenue was derived from these business services. In addition, we derive revenues from the sale of advertising time available on the programming carried on our cable television systems, digital advertising and data analytics, and affiliation fees for news programming, which accounted for approximately 4% of our consolidated revenue for the six months ended June 30, 2020. Our mobile and other revenue for the six months ended June 30, 2020 accounted for approximately 1% of our consolidated revenue.
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

Results of Operations - Altice USA

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Residential:
Broadband	$920,363	$806,250	$1,805,892	$1,581,823
Video	952,526	1,018,426	1,899,587	2,035,756
Telephony	117,322	150,232	242,352	304,696
Business services and wholesale	365,564	357,806	730,094	708,495
News and advertising	96,631	114,450	202,171	209,188
Mobile	19,866	—	38,222	—
Other	2,707	3,917	6,917	7,690
Total revenue	2,474,979	2,451,081	4,925,235	4,847,648
Operating expenses:
Programming and other direct costs	860,875	818,994	1,725,389	1,631,979
Other operating expenses	542,637	569,459	1,124,946	1,133,891
Restructuring and other expense	40,966	11,465	48,260	26,709
Depreciation and amortization (including impairments)	521,794	568,620	1,069,363	1,130,048
Operating income	508,707	482,543	957,277	925,021
Other income (expense):
Interest expense, net	(350,874)	(380,613)	(714,426)	(767,077)
Gain (loss) on investments and sale of affiliate interests, net	197,597	103,146	(257,876)	357,871
Gain (loss) on derivative contracts, net	(152,061)	(49,624)	287,800	(226,653)
Loss on interest rate swap contracts, net	(33,735)	(26,900)	(88,567)	(50,572)
Loss on extinguishment of debt and write-off of deferred financing costs	—	(1,194)	—	(159,096)
Other income, net	669	212	1,592	292
Income before income taxes	170,303	127,570	185,800	79,786
Income tax expense	(58,826)	(41,160)	(75,861)	(18,574)
Net income	111,477	86,410	109,939	61,212
Net loss (income) attributable to noncontrolling interests	(213)	(43)	467	156
Net income attributable to Altice USA, Inc. stockholders	$111,264	$86,367	$110,406	$61,368

The following is a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$111,477	$86,410	$109,939	$61,212
Income tax expense	58,826	41,160	75,861	18,574
Other income, net	(669)	(212)	(1,592)	(292)
Loss on interest rate swap contracts, net	33,735	26,900	88,567	50,572
Loss (gain) on derivative contracts, net	152,061	49,624	(287,800)	226,653
Loss (gain) on investments and sales of affiliate interests, net	(197,597)	(103,146)	257,876	(357,871)
Loss on extinguishment of debt and write-off of deferred financing costs	—	1,194	—	159,096
Interest expense, net	350,874	380,613	714,426	767,077
Depreciation and amortization	521,794	568,620	1,069,363	1,130,048
Restructuring and other expense	40,966	11,465	48,260	26,709
Share-based compensation	34,318	16,535	62,264	30,325
Adjusted EBITDA	1,105,785	1,079,163	2,137,164	2,112,103
Capital expenditures (cash)	228,723	316,867	527,805	657,253
Operating Free Cash Flow	$877,062	$762,296	$1,609,359	$1,454,850

Net cash flows from operating activities	$935,976	$788,970	$1,529,541	$1,292,964
Capital expenditures (cash)	228,723	316,867	527,805	657,253
Free Cash Flow	$707,253	$472,103	$1,001,736	$635,711

The following table sets forth certain customer metrics, excluding Altice Mobile customers, for the Company:

	June 30,	March 31,	June 30,
	2020 (f)	2020 (f)	2019 (g)
Homes passed (a)	8,880.1	8,834.8	8,750.4
Total customer relationships (b)(c)	4,997.1	4,950.1	4,923.2
Residential	4,621.4	4,568.4	4,538.9
SMB	375.7	381.7	384.4
Residential customers:
Broadband	4,307.8	4,237.4	4,165.4
Video	3,102.9	3,137.5	3,255.3
Telephony	2,337.1	2,359.8	2,485.8
Penetration of homes passed (d)	56.3%	56.0%	56.3%
ARPU(e)	$144.38	$143.39	$145.02

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
(c)Customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets.  In calculating the number of customers, we count all customers other than inactive/disconnected customers.  With the exception of free Altice Advantage customers, free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group.  Most of these accounts are also not entirely free, as they typically generate revenue through pay-per-view or other pay services and certain equipment fees.  Free status is not granted to regular customers as a promotion.  In counting bulk residential customers, such as an apartment building, we count each subscribing family unit within the building as one customer, but do not count the master account for the entire building as a customer. We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual room units at that hotel.
(d)Represents the number of total customer relationships divided by homes passed.
(e)Calculated by dividing the average monthly revenue for the respective quarter (fourth quarter for annual periods) derived from the sale of broadband, video and telephony services to residential customers for the quarter by the average number of total residential customers for the same period.
(4)Customer metrics for the 2020 periods include customers that have not been disconnected pursuant to the Keep Americans Connected pledge ("Pledge") that the Company made in response to the COVID-19 pandemic and customers that have not been disconnected pursuant to the New Jersey Executive Order No. 126 ("NJ Order") enacted in April 2020 that protects New Jersey residents from disconnection of internet and voice services for non-payment. However, the metrics exclude new customers with students in the household that are receiving broadband services for free until the end of the 2019-20 school year ("Altice Advantage"). The following table provides details of these COVID-19 related offers and programs:

	June 30, 2020		March 31, 2020
	Pledge and NJ Order (i)	Altice Advantage Customers	Pledge	Altice Advantage Customers
	Included	(Excluded)	Included	(Excluded)
Total customer relationships	18.7	(17.8)	0.0	(9.3)
Residential	18.1	(17.8)	0.0	(9.3)
SMB	0.6	—	—	—
Residential customers:
Broadband	17.9	(17.8)	0.0	(9.3)
Video	8.0	—	0.0	—
Telephony	8.9	—	0.0	—
(i)Represent customers who would have been disconnected as a result of non-payment under our normal policies, but were not disconnected pursuant to the Pledge and the NJ Order. As of June 30, 2020, an aggregate of 56.1 thousand customers (54.8 thousand residential and 1.3 thousand SMB) with past-due account balances requested protection pursuant to the Pledge or are protected pursuant to the NJ Order.
(f)Customer metrics for prior periods have been adjusted to conform definitions between Suddenlink and Optimum in connection with the migration of Suddenlink customers to the Optimum billing system in 2019. The following table summarizes the adjustments made to previously reported amounts.

As of June 30, 2019

Homes passed	(38.2)
Total customer relationships	(19.0)
Residential	(23.7)
SMB	4.8
Residential customers:
Broadband	(2.7)
Video	(21.2)
Telephony	(1.0)
ARPU	$0.75

Altice USA- Comparison of Results for the Three and Six Months Ended June 30, 2020 compared to the Three and Six Months Ended June 30, 2019
Broadband Revenue
Broadband revenue for the three and six months ended June 30, 2020 was $920,363 and $1,805,892, respectively, while broadband revenue for the three and six months ended June 30, 2019 was $806,250 and $1,581,823, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing subscribers, and changes in speed tiers. Additionally, revenue is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Broadband revenue increased $114,113 (14%) and $224,069 (14%) for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. The increase was due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases and service level changes, and an increase in broadband customers.
Video Revenue
Video revenue for the three and six months ended June 30, 2020 was $952,526 and $1,899,587, respectively. Video revenue for the three and six months ended June 30, 2019 was $1,018,426 and $2,035,756, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing customers, and changes in programming packages. Additionally, revenue is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Video revenue decreased $65,900 (6%) and $136,169 (7%) for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. The decrease was due primarily to a decline in video customers and lower average revenue per video customer.
Telephony Revenue
Telephony revenue for the three and six months ended June 30, 2020 was $117,322 and $242,352, respectively. Telephony revenue for the three and six months ended June 30, 2019 was $150,232 and $304,696, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Revenue is impacted by changes in rates for services, changes in the number of customers, and additional services sold to our existing customers. Additionally, revenue is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Telephony revenue decreased $32,910 (22%) and $62,344 (20%) for the three and six months ended June 30, 2020 compared to the three months ended June 30, 2019, respectively. The decrease was due to lower average revenue per telephony customer and a decline in telephony customers.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three and six months ended June 30, 2020 was $365,564 and $730,094, respectively. Business services and wholesale revenue for the three and six months ended June 30, 2019 was $357,806 and $708,495, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber based telecommunications services to the business market, and the sale of broadband, video and telephony services to SMB customers.
Business services and wholesale revenue increased $7,758 (2%) and $21,599 (3%) for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, respectively. The increase was primarily due to higher average recurring broadband revenue per SMB customer, primarily driven by certain rate increases and service level changes and an increase in revenue related to an indefeasible right of use contract recorded in the second quarter of 2020, partially offset by a decrease in SMB customers.
News and Advertising Revenue
News and advertising revenue for the three and six months ended June 30, 2020 was $96,631 and $202,171, respectively. News and advertising revenue for the three and six months ended June 30, 2019 was $114,450 and $209,188, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems, (ii) advertising on over the top ("OTT") platforms, (iii) digital advertising, and (iv) data analytics. News and advertising revenue also includes affiliation fees for news programming.
News and advertising revenue decreased $17,819 (16%) and $7,017 (3%) for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. The decrease was primarily due to a decline in advertising spending, partially offset by growth in national and political sales and higher affiliate revenue for News 12.

Mobile Revenue
Mobile revenue for the three and six months ended June 30, 2020 was $19,866 and $38,222, respectively, and relates to sales of devices and mobile services. Our mobile service launched to consumers in September 2019. As of June 30, 2020, we had approximately 144,000 mobile lines.
Other Revenue
Other revenue for the three and six months ended June 30, 2020 and 2019 was $2,707 and $6,917, respectively. Other revenue for the three and six months ended June 30, 2019 was $3,917 and $7,690, respectively. Other revenue includes revenue from other miscellaneous revenue streams.
Programming and Other Direct Costs
Programming and other direct costs for the three and six months ended June 30, 2020 amounted to $860,875 and $1,725,389, respectively. Programming and other direct costs for the three and six months ended June 30, 2019 amounted to $818,994 and $1,631,979, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs typically rise due to increases in contractual rates and new channel launches and are also impacted by changes in the number of customers receiving certain programming services. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the costs of mobile devices sold to our customers and direct costs of providing mobile services.
The increases of $41,881 (5%) and $93,410 (6%) for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019 are primarily attributable to the following:

	Three Months	Six Months
Increase in programming costs due primarily to net contractual rate increases, partially offset by lower video customers	$19,718	$47,899
Costs of mobile devices	14,581	25,646
Increase in call completion and transfer costs primarily related to our mobile business ($6,358 and $13,199 for the three and six months) and an increase in call activity	8,132	13,724
Increase (decrease) primarily relating to costs of digital media and linear advertising spots for resale	(828)	6,759
Other net increase (decrease)	278	(618)
	$41,881	$93,410
Programming costs
Programming costs aggregated $702,674 and $1,413,264 for the three and six months ended June 30, 2020 and $682,956 and $1,365,365 for the three and six months ended June 30, 2019, respectively. Our programming costs in 2020 will continue to be impacted by changes in programming rates, which we expect to increase, and by changes in the number of video customers.
Other Operating Expenses
Other operating expenses for the three and six months ended June 30, 2020 amounted to $542,637 and $1,124,946, respectively. Other operating expenses for the three and six months ended June 30, 2019 amounted to $569,459 and $1,133,891, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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
The decreases in other operating expenses of $26,822 and $8,945, offset by an increase of $12,365 and $25,100 relating to our mobile service, for the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019 was attributable to the following:

	Three Months	Six Months
Net decrease in labor costs and benefits (offset by an increase in costs related to Cheddar of $3,402 and $10,565 for the three and six months, which was acquired in June 2019), offset by a decrease in capitalizable activity	$(33,584)	$(42,286)
Decrease in sales and marketing	(14,455)	(13,148)
Decrease in billing costs, primarily due to systems integration	(3,160)	(8,810)
Increase in share-based compensation	17,783	31,939
Increase in bad debt expense	2,254	7,043
Increase in rent and property taxes	3,100	7,520
Other net increases	1,240	8,797
	$(26,822)	$(8,945)
Restructuring and Other Expense
Restructuring and other expense for the three and six months ended June 30, 2020 amounted to $40,966 and $48,260, as compared to $11,465 and $26,709 for the three and six months ended June 30, 2019. Restructuring and other expense for the 2020 periods primarily includes $40,128 related to contractual payments for terminated employees. The amounts for the three and six months ended June 30, 2019 primarily related to severance and other employee related costs resulting from headcount reductions, facility realignment costs and impairments of certain ROU assets, related to initiatives which commenced in 2016 and 2019 that are intended to simplify the Company's organizational structure. We currently anticipate that additional restructuring expenses will be recognized as we continue to analyze and make modifications to our organizational structure.
Depreciation and Amortization
Depreciation and amortization for the three and six months ended June 30, 2020 amounted to $521,794 and $1,069,363, respectively. Depreciation and amortization for the three and six months ended June 30, 2019 amounted to $568,620 and $1,130,048, respectively.
The decreases in depreciation and amortization of $46,826 (8%) and $60,685 (5%) for the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019 are due to certain fixed assets and intangible assets becoming fully depreciated or amortized, partially offset by the acceleration of amortization expense related to certain customer relationship intangible assets and an increase in depreciation as a result of asset additions.

Adjusted EBITDA
Adjusted EBITDA amounted to $1,105,785 and $2,137,164 for the three and six months ended June 30, 2020, respectively as compared to $1,079,163 and $2,112,103 for the three and six months ended June 30, 2019, respectively.
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
The increase in adjusted EBITDA for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was due to an increase in revenue and a net decrease in operating expenses (excluding depreciation and amortization, restructuring and other expense and share-based compensation), as discussed above.
The increase in adjusted EBITDA for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was due to an increase in revenue, partially offset by a net increase in operating expenses (excluding depreciation and amortization, restructuring and other expense and share-based compensation), as discussed above.
Operating Free Cash Flow
Operating free cash flow was $877,062 and $1,609,359 for the three and six months ended June 30, 2020, respectively, and $762,296 and $1,454,850 for the three and six months ended June 30, 2019, respectively. The increase in operating free cash flow in the 2020 periods as compared to 2019 is due to an increase in adjusted EBITDA and a decrease in capital expenditures.
Operating Free Cash Flow is a non-GAAP measure that is defined as Adjusted EBITDA less cash capital expenditures. See discussion above under "Non-GAAP Financial Measures" for further information.
Free Cash Flow
Free cash flow was $707,253 and $1,001,736 for the three and six months ended June 30, 2020, respectively, and $472,103 and $635,711 for the three and six months ended June 30, 2019, respectively. The increase in free cash flow in the 2020 periods as compared to the 2019 periods is due to an increase in cash flows from operating activities and a decrease in capital expenditures.
Free Cash Flow is a non-GAAP measure that is defined as net cash flows from operating activities less cash capital expenditures. See discussion above under "Non-GAAP Financial Measures" for further information.
Interest expense
Interest expense, net was $350,874 and $714,426 for the three and six months ended June 30, 2020, respectively, and $380,613 and $767,077 for the three and six months ended June 30, 2019, respectively. The decreases of $29,739 and $52,651 for the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019 are attributable to the following:

	Three Months	Six Months
Decrease due to changes in average debt balances and interest rates on our indebtedness, including our collateralized debt	$(28,782)	$(48,129)
Lower interest income	454	614
Other net decreases, primarily amortization of deferred financing costs and original issue discounts	(1,411)	(5,136)
	$(29,739)	$(52,651)
Gain (Loss) on Investments and Sale of Affiliate Interests, net
Gain (loss) on investments, net for the three and six months ended June 30, 2020, of $197,597 and $(257,876), respectively and $103,146 and $357,871, respectively, consists primarily of the increase (decrease) in the fair value of Comcast common stock owned by the Company for the periods. The effects of these gains (losses) are partially offset by the losses (gains) on the related equity derivative contracts, net described below.

Gain (Loss) on Derivative Contracts, net
Gain (loss) on derivative contracts, net for the three and six months ended June 30, 2020 amounted to $(152,061) and $287,800, respectively, and $(49,624) and $(226,653) for the three and six months ended June 30, 2019, respectively, and includes realized and unrealized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company. The effects of these gains (losses) are offset by losses (gains) on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.
Loss on Interest Rate Swap Contracts, net
Loss on interest rate swap contracts, net was $33,735 and $88,567 for the three and six months ended June 30, 2020, respectively, and $26,900 and $50,572 for the three and six months ended June 30, 2019, respectively. These amounts represent the increase or decrease in the fair value of interest rate swap contracts. For the six months ended June 30, 2020, the loss is net of a gain recognized in connection with the early termination of two interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes.
Loss on Extinguishment of Debt and Write-off of Deferred Financing Costs
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $1,194 and $159,096 for the three and six months ended June 30, 2019.
The following table provides a summary of the loss on extinguishment of debt and the write-off of deferred financing costs recorded by the Company upon the redemption of senior notes and the refinancing of credit facilities:

	Three months ended June 30, 2019	Six months ended June 30, 2019
CSC Holdings 10.125% Senior Notes due 2023	$—	$154,666
Refinancing and subsequent amendment to CSC Holdings credit facility	1,194	4,430
	$1,194	$159,096
Other Income, Net
Other income, net amounted to $669 and $1,592 for the three and six months ended June 30, 2020, respectively, compared to $212 and $292 for the three and six months ended June 30, 2019, respectively.
Income Tax Expense
For the three and six months ended June 30, 2020, Altice USA recorded a tax expense of $58,826 and $75,861 on pre-tax income of $170,303 and $185,800, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and certain state tax expense adjustments, partially offset by a benefit resulting from the recently enacted Coronavirus Aid, Relief and Economic Security ("CARES Act"). See further details related to the CARES Act in Note 13 of the consolidated financial statements.
For the three and six months ended June 30, 2019, Altice USA recorded a tax expense of $41,160 and $18,574 on pre-tax income of $127,570 and $79,786, respectively, resulting in an effective tax rate that was higher than the U.S. federal statutory tax rate. The primary differences between the effective tax rate and the statutory tax rate are due to a revaluation of state deferred taxes primarily due to certain changes to the state tax rates used to measure the Company’s deferred tax liabilities and certain non-deductible expenses.

CSC HOLDINGS, LLC
The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Altice USA, except for the following:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net income attributable to Altice USA shareholders	$111,264	$86,367	$110,406	$61,368
Less: items included in Altice USA's consolidated statements of operations:
Income tax expense (benefit)	2,197	(6,668)	14,203	(13,578)
Interest expense relating to Cablevision senior notes	—	24,400	—	48,644
Gain on investments and sale of affiliate interest recorded by Altice USA	(1)	—	(347)	—
Net income attributable to CSC Holdings' sole member	$113,460	$104,099	$124,262	$96,434
Refer to Altice USA's Management's Discussion and Analysis of Financial Condition and Results of Operations herein.
The following is a reconciliation of CSC Holdings' net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$113,673	$104,142	$123,795	$96,278
Income tax expense	56,629	47,828	61,658	32,152
Other income, net	(669)	(212)	(1,592)	(292)
Loss on interest rate swap contracts, net	33,735	26,900	88,567	50,572
Loss (gain) on derivative contracts, net	152,061	49,624	(287,800)	226,653
Loss (gain) on investments and sales of affiliate interests, net	(197,596)	(103,146)	258,223	(357,871)
Loss on extinguishment of debt and write-off of deferred financing costs	—	1,194	—	159,096
Interest expense, net	350,874	356,213	714,426	718,433
Depreciation and amortization	521,794	568,620	1,069,363	1,130,048
Restructuring and other expense	40,966	11,465	48,260	26,709
Share-based compensation	34,318	16,535	62,264	30,325
Adjusted EBITDA	1,105,785	1,079,163	2,137,164	2,112,103
Capital expenditures (cash)	228,723	316,867	527,805	657,253
Operating Free Cash Flow	$877,062	$762,296	$1,609,359	$1,454,850

Net cash flows from operating activities	$932,069	$809,873	$1,529,178	$1,321,776
Capital expenditures (cash)	228,723	316,867	527,805	657,253
Free Cash Flow	$703,346	$493,006	$1,001,373	$664,523
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

As of June 30, 2020
Debt outstanding:
Credit facility debt	$7,122,458
Senior guaranteed notes	8,701,902
Senior notes	8,516,513
Subtotal	24,340,873
Finance lease obligations	136,049
Notes payable and supply chain financing	107,658
Subtotal	24,584,580
Collateralized indebtedness relating to stock monetizations (a)	1,601,107
Total debt	$26,185,687
Interest expense:
Credit facility debt, senior notes, finance leases, notes payable and supply chain financing	$680,112
Collateralized indebtedness relating to stock monetizations (a)	36,124
Total interest expense	$716,236

(a)This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts, or (ii) delivering cash from the net proceeds from new monetization contracts.

The following table provides details of our outstanding credit facility debt, net of unamortized discounts and deferred financing costs as of June 30, 2020:

	Maturity Date	Interest Rate	Principal	Carrying Value

Revolving Credit Facility (a)	(b)	—%	$—	$—
Term Loan B	July 17, 2025	2.43%	2,910,000	2,897,887
Incremental Term Loan B-3	January 15, 2026	2.43%	1,259,063	1,254,243
Incremental Term Loan B-5	April 15, 2027	2.68%	2,992,500	2,970,328
			$7,161,563	$7,122,458

(a)At June 30, 2020, $141,949 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $2,333,051 of the facility was undrawn and available, subject to covenant limitations.
(b)The revolving credit facility of an aggregate principal amount of $2,275,000 matures in January 2024 and is priced at LIBOR plus 2.25%. The remaining revolving credit facility of an aggregate principal amount of $200,000 matures in November 2021 and is priced at LIBOR plus 3.25%.
Payment Obligations Related to Debt
As of June 30, 2020, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as notes payable and supply chain financing, and the value deliverable at maturity under monetization contracts, but excluding finance lease obligations (see Note 8 to our consolidated financial statements) are as follows:

2020 (excluding the six months ended June 30, 2020)	$2,473,003
2021	2,361,262
2022	1,916,841
2023 (a)	2,971,720
2024	1,918,533
Thereafter	23,208,032
Total	$34,849,391

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
CSC Holdings Credit Facility
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($2,910,000 outstanding at June 30, 2020) (the "CSC Term Loan Facility", and the term loans extended under the CSC Term Loan Facility, the "CSC Term Loans") and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 at June 30, 2020 (the "CSC Revolving Credit Facility" and, together with the CSC Term Loan Facility, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016, March 15, 2017, January 12, 2018, October 15, 2018, January 24, 2019, February 7, 2019, May 14, 2019, and October 3, 2019, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
The Company was in compliance with all of its financial covenants under the CSC Credit Facilities Agreement as of June 30, 2020.
See Note 10 to our consolidated financial statements for further information regarding the CSC Credit Facilities Agreement.
Senior Guaranteed Notes and Senior Notes
In June 2020, CSC Holdings issued $1,100,000 in aggregate principal amount of senior guaranteed notes that bear interest at a rate of 4.125% and mature on December 1, 2030, and $625,000 in aggregate principal amount of senior notes that bear interest at a rate of 4.625% and mature on December 1, 2030. The net proceeds from the sale of the these notes was used in July 2020 to early redeem the $1,095,825 aggregate principal amount of CSC Holdings' 5.375% senior notes due July 15, 2023, the $617,881 and the $1,740 aggregate principal amount of CSC Holdings' 7.750% senior notes due July 15, 2025, plus pay accrued interest and the associated premiums related to the early redemption of these notes. In connection with the early redemptions, the Company will recognize a loss on the extinguishment of debt aggregating $62,096, reflecting the early redemption premiums and the write-off of outstanding deferred financing costs on these notes.
As of June 30, 2020, the Company was in compliance with all of its financial covenants under the indentures under which our senior guaranteed notes and senior notes were issued.
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
In addition, in March 2020, the Company executed amendments to two interest swap contracts that reduced the fixed rate of interest that the Company was paying on an aggregate notional value of $1,000,000 and extended the maturity date of the contracts to January 15, 2025 from January 15, 2022. The difference in the fair value of the amended contracts and the original contracts on the date of the transaction of $5,689 (an increase in the liability) is being amortized to loss on derivative contracts over the remaining term of the contracts.
During the six months ended June 30, 2020, the Company entered into three new interest rate swap contracts on an aggregate notional value of $3,850,000.

Capital Expenditures
The following table presents the Company's capital expenditures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Customer premise equipment	$45,848	$102,890	$109,183	$177,827
Network infrastructure	115,139	138,548	255,202	278,526
Support and other	39,226	29,256	99,852	123,033
Business services	28,510	46,173	63,568	77,867
Capital purchases (cash basis)	$228,723	$316,867	$527,805	$657,253
Capital purchases (including accrued not paid and financed capital)	$279,878	$406,065	$652,846	$711,715
Customer premise equipment includes expenditures for set-top boxes, cable modems, routers and other equipment that is placed in a customer's home, as well as installation costs for placing assets into service. Network infrastructure includes: (i) scalable infrastructure, such as headend equipment, (ii) line extensions, such as FTTH and fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering, and (iii) upgrade and rebuild, including costs to modify or replace existing fiber/coaxial cable networks, including enhancements. Support and other capital expenditures includes costs associated with the replacement or enhancement of non-network assets, such as software systems, vehicles, facilities and office equipment. Business services capital expenditures include primarily equipment, installation, support, and other costs related to our fiber based telecommunications business serving, primary enterprise customers.
Other Transactions
On July 14, 2020, the Company completed its acquisition of certain cable assets in New Jersey for approximately $150,000, subject to certain closing adjustments as set forth in the asset purchase agreement.
In July 2020, the Company entered into an agreement to sell 49.99% of its Lightpath fiber enterprise business for an implied enterprise value of $3,200,000. The Company will receive total gross cash proceeds of approximately $2,300,000 from the sale and related financing activity and will record a gain upon closing. Approximately $1,100,000 of the net proceeds after tax are expected to be used by the Company to repay debt such that the transaction is at least leverage-neutral to CSC Holdings. The Company will retain a 50.01% interest in Lightpath and maintain control. Accordingly, the Company will continue to consolidate the operating results of the Lightpath business. The transaction is currently expected to close in the fourth quarter of 2020 following the satisfaction of closing conditions, including receipt of necessary regulatory approvals. Upon closing, Lightpath will be financed independently outside of the CSC Holdings restricted group.
Cash Flow Discussion
Altice USA
Operating Activities
Net cash provided by operating activities amounted to $1,529,541 for the six months ended June 30, 2020 compared to $1,292,964 for the six months ended June 30, 2019.
The 2020 cash provided by operating activities resulted from $1,377,837 of income before depreciation and amortization and non-cash items, increases in liabilities related to interest rate swap contracts of $148,013, a decrease in accounts receivable of $27,522, an increase in accounts payable of $10,256, and a net decrease in amounts due from affiliates of $1,588, partially offset by a decrease in deferred revenue of $17,302, a decrease in accrued expenses of $12,796, and an increase in prepaid expenses and other assets of $5,577.
The 2019 cash provided by operating activities resulted from $1,390,998 of income before depreciation and amortization and non-cash items, an increase in liabilities related to interest rate swap contracts of $41,322, an increase in deferred revenue of $12,022, a decrease in other receivables of $2,740, and a decrease in accounts receivable of $1,804, partially offset by a decrease in accounts payable and accrued expenses of $80,002, an increase in prepaid expenses and other assets of $72,638, and a net decrease in amounts due to affiliates of $3,282.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2020 was $525,880 compared to $829,881 for the six months ended June 30, 2019. The 2020 investing activities consisted primarily of capital expenditures of $527,805. The 2019 investing activities consisted primarily of capital expenditures of $657,253 and payment for acquisitions, net of cash acquired of $172,659.
Financing Activities
Net cash provided by financing activities amounted to $247,525 for the six months ended June 30, 2020, compared to net cash used in financing activities of $622,566 for the six months ended June 30, 2019. In 2020, the Company's financing activities consisted primarily of proceeds from the issuance of senior notes of $1,725,000, proceeds from credit facility debt of $200,000, and proceeds from stock option exercises of $3,650, partially offset by repurchase of common stock pursuant to a share repurchase program of $1,381,235, the repayment of credit facility debt of $228,875, repayment of notes payable of $48,239, principal payments on finance lease obligations of $11,935, and other net cash payments of $10,841.
In 2019, the Company's financing activities consisted primarily of the redemption of senior notes, including premiums and fees of $2,462,692, the repurchase of common stock pursuant to a share repurchase program of $1,199,953, repayments of credit facility debt of $602,830, repayment of notes payable of $74,061, additions to deferred financing costs of $12,488, principal payments on finance lease obligations of $3,273 and other net cash payments of $1,500, partially offset by proceeds from credit facility debt of $1,940,000, proceeds from the issuance of senior notes, including premiums of $1,754,375, and proceeds from notes payable of $39,856.
CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $1,529,178 for the six months ended June 30, 2020 compared to $1,321,776 for the six months ended June 30, 2019. The 2020 cash provided by operating activities resulted from $1,497,012 of income before depreciation and amortization and non-cash items, increases in liabilities related to interest rate swap contracts of $148,013, a decrease in accounts receivable of $27,522, and an increase in accounts payable of $10,256, partially offset by a net increase in amounts due from affiliates of $114,290, a decrease in deferred revenue of $17,302, a decrease in accrued expenses of $12,794, and an increase in prepaid expenses and other assets of $9,239.
The 2019 cash provided by operating activities resulted from $1,430,518 of income before depreciation and amortization and non-cash items, an increase in liabilities related to interest rate swap contracts and derivative contracts of $41,322, an increase in deferred revenue of $12,022, a decrease in other receivables of $2,740 and a decrease in accounts receivable of $1,804, partially offset by a decrease in accounts payable and accrued expenses of $80,324, an increase in prepaid expenses and other assets of $72,638, and a net decrease in amounts due to affiliates of $13,668.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2020 was $526,226 compared to $829,881 for the six months ended June 30, 2019. The 2020 investing activities consisted primarily of capital expenditures of $527,805. The 2019 investing activities consisted primarily of capital expenditures of $657,253 and payment for acquisitions, net of cash acquired of $172,659.
Financing Activities
Net cash provided by financing activities amounted to $252,377 for the six months ended June 30, 2020 compared to net cash used in financing activities of $652,102 for the six months ended June 30, 2019. In 2020, the Company's financing activities consisted primarily of issuance of senior notes of $1,725,000 and proceeds from credit facility debt of $200,000, partially offset by distributions to its parent of $1,372,733, the repayment of credit facility debt of $228,875, repayment of notes payable of $48,239, principal payments of finance lease obligations of $11,935, and other net cash payments of $10,841.
In 2019, the Company's financing activities consisted primarily of redemption of senior notes, including premiums and fees of $2,462,692, distributions to parent of $1,229,489, repayments of credit facility debt of $602,830, repayment of notes payable of $74,061, additions to deferred financing costs of $12,488, principal payments on finance lease obligations of $3,273 and other net cash payments of $1,500, partially offset by proceeds from credit facility debt of $1,940,000, proceeds from the issuance of senior notes, including premiums of $1,754,375, and proceeds from notes payable of $39,856.
Commitments and Contingencies
As of June 30, 2020, the Company's commitments and contingencies not reflected in the Company's balance sheet decreased to approximately $6,956,000 as compared to approximately $8,454,000 at December 31, 2019. This decrease relates primarily to payments made pursuant to programming commitments, partially offset by renewed multi-year programming agreements entered into during the six months ended June 30, 2020.
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
During the six months ended June 30, 2020, the Company repurchased 56,956,374 shares for a total purchase price of approximately $1,381,235. From the inception of the repurchase program, the Company acquired 157,653,766 for a total purchase price of approximately $3,568,109. These acquired shares have been retired and the associated cost was recorded in paid-in capital in the Company’s consolidated balance sheet.
Recently Issued But Not Yet Adopted Accounting Pronouncements
See Note 3 to the accompanying consolidated financial statements contained in "Part I" for a discussion of recently issued accounting standards.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
All dollar amounts, except per share data, included in the following discussion are presented in thousands.
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2020, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value in our consolidated balance sheet and the collateralized indebtedness is carried at its principal value, net of discounts. The discounts are being amortized over the term of the related indebtedness.  The carrying value of our collateralized indebtedness amounted to $1,601,107 at June 30, 2020.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.
As of June 30, 2020, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,674,395.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $167,440.  As of June 30, 2020, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $218,212, a net asset position.  For the six months ended June 30, 2020, we recorded a net gain of $287,800 related to our outstanding equity derivative contracts and recorded an unrealized loss of $257,302 related to the Comcast common stock that we held.

Fair Value of Equity Derivative Contracts
Fair value as of December 31, 2019, net liability position	$(69,588)
Change in fair value, net	287,800
Fair value as of June 30, 2020, net asset position	$218,212
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
Fair Value of Debt
At June 30, 2020, the fair value of our fixed rate debt of $19,937,110 was higher than its carrying value of $18,927,180 by $1,009,930.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their principal values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2020 would increase the estimated fair value of our fixed rate debt by $647,347 to $20,584,457.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
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
The following is a summary of interest rate swap contracts outstanding at June 30, 2020:

Trade Date	Maturity Date	Notional Amount	Company Pays	Company Receives
December 2018	January 2025	$500,000	Fixed rate of 1.53%	Three-month LIBOR
December 2018	January 2022	500,000	Fixed rate of 2.733%	Three-month LIBOR
December 2018	January 2025	500,000	Fixed rate of 1.625%	Three-month LIBOR
December 2018	December 2026	750,000	Fixed rate of 2.9155%	Three-month LIBOR
December 2018	December 2026	750,000	Fixed rate of 2.9025%	Three-month LIBOR
March 2020	January 2025	500,000	Fixed rate of 1.458%	Three-month LIBOR
March 2020	January 2022	500,000	Three-month LIBOR	Fixed rate of 2.733%
April 2020	April 2021	2,850,000	Six-month LIBOR minus 0.5185%	One-month LIBOR
These swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statement of operations. For the six months ended June 30, 2020, the Company recorded a loss on interest rate swap contracts of $88,567.
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at
		June 30, 2020
Asset Derivatives:
Interest rate swap contracts	Derivative contracts, long-term	$4,058
Prepaid forward contracts	Derivative contracts, long-term	221,733
		225,791
Liability Derivatives:
Interest rate swap contracts	Other current liabilities	(4,016)
Prepaid forward contracts	Liabilities under derivative contracts, long-term	(3,520)
Interest rate swap contracts	Liabilities under derivative contracts, long-term	(309,396)
		$(316,932)
As of June 30, 2020, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control
During the six months ended June 30, 2020, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
As of June 30, 2020, we had a total of 393.6 million shares of Class A common stock outstanding and 186.2 million shares of Class B common stock outstanding.
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
Set forth below is information related to transactions under the Company's share repurchase program for the quarter ended June 30, 2020.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 1- April 30	11,731,882	$24.83	143,645,533	3,771,824,497
May 1- May 31	5,974,344	23.94	149,619,877	3,628,791,681
June 1 - June 30	8,033,889	24.51	157,653,766	3,431,890,638

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
(2)This column reflects the cumulative number of shares acquired pursuant to the repurchase program at the end of the respective period.

Item 6.  Exhibits

EXHIBIT NO.	DESCRIPTION

4.1	Senior Notes Indenture, dated as of June 16, 2020 between CSC Holdings, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on June 16, 2020).
4.2	Senior Guaranteed Notes Indenture, dated as of June 16, 2020 between, inter alios, CSC Holdings, LLC, as Issuer, the Guarantors set forth therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on June 16, 2020).
31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101	The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 filed with the Securities and Exchange Commission on July 30, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.
104	The cover page from this quarterly report on Form 10-Q formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.
Date:	July 30, 2020		/s/ Michael J. Grau
		By:	Michael J. Grau Chief Financial Officer