Form 10-Q
period 2020-09-30
Altice USA, Inc.
filed 2020-10-30
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	NYSE

Number of shares of common stock outstanding as of October 23, 2020	558,409,957

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

Item 1. Financial Statements

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$119,055	$701,898
Restricted cash	865,270	262
Accounts receivable, trade (less allowance for doubtful accounts of $40,839 and $14,683)	405,005	457,118
Prepaid expenses and other current assets	215,973	215,304
Amounts due from affiliates	1,583	6,774
Total current assets	1,606,886	1,381,356
Property, plant and equipment, net of accumulated depreciation of $6,158,261 and $5,276,921	5,760,704	5,753,401
Right-of-use operating lease assets	237,497	280,340
Investment securities pledged as collateral	1,987,109	1,931,697
Derivative contracts	27,798	25,207
Other assets	89,741	92,622
Amortizable intangibles, net of accumulated amortization of $4,227,398 and $3,670,679	2,961,759	3,481,109
Indefinite-lived cable television franchises	13,068,017	13,020,081
Goodwill	8,160,501	8,142,309
Total assets	$33,900,012	$34,108,122

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$837,506	$799,618
Interest payable	223,965	385,655
Accrued employee related costs	125,052	111,337
Amounts due to affiliates	5,642	7,456
Deferred revenue	127,501	124,777
Debt	226,032	170,682
Other current liabilities	416,009	378,954
Total current liabilities	1,961,707	1,978,479
Other liabilities	230,416	204,904
Deferred tax liability	4,850,241	4,762,595
Liabilities under derivative contracts	366,814	255,666
Right-of-use operating lease liability	253,430	269,062
Long-term debt, net of current maturities	25,476,051	24,249,603
Total liabilities	33,138,659	31,720,309
Commitments and contingencies (Note 16)
Redeemable equity	16,010	108,551
Stockholders' Equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 383,862,589 shares issued and 377,121,626 shares outstanding as of September 30, 2020 and 457,207,079 shares issued and 446,749,307 shares outstanding as of December 31, 2019	3,839	4,572
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 186,031,999 shares outstanding as of September 30, 2020 and 186,245,832 shares outstanding as of December 31, 2019	1,860	1,862
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	405,043	2,039,918
Retained earnings	496,477	390,766
	907,219	2,437,118
Treasury stock, at cost (6,740,963 and 10,457,772 Class A common shares at September 30, 2020 and December 31, 2019, respectively)	(163,867)	(163,904)
Accumulated other comprehensive loss	(8,806)	(3,250)
Total stockholders' equity	734,546	2,269,964
Noncontrolling interest	10,797	9,298
Total stockholders' equity	745,343	2,279,262
	$33,900,012	$34,108,122

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue (including revenue from affiliates of $4,188, $70, $11,055, and $1,158 respectively) (See Note 15)	$2,433,986	$2,438,662	$7,359,221	$7,286,310
Operating expenses:
Programming and other direct costs (including charges from affiliates of $3,621, $3,508, $7,548 and $7,282, respectively) (See Note 15)	783,934	820,896	2,509,323	2,452,875
Other operating expenses (including charges from affiliates of $2,413, $1,602, $8,515 and $5,868, respectively) (See Note 15)	558,092	568,233	1,683,038	1,702,124
Restructuring and other expense	40,419	12,381	88,679	39,090
Depreciation and amortization (including impairments)	502,248	565,637	1,571,611	1,695,685
	1,884,693	1,967,147	5,852,651	5,889,774
Operating income	549,293	471,515	1,506,570	1,396,536
Other income (expense):
Interest expense	(322,618)	(388,800)	(1,038,854)	(1,158,301)
Interest income	164	1,524	1,974	3,948
Gain on investments and sale of affiliate interests, net	314,177	120,253	56,301	478,124
Gain (loss) on derivative contracts, net	(261,597)	(77,333)	26,203	(303,986)
Loss on interest rate swap contracts, net	(158)	(11,163)	(88,725)	(61,735)
Loss on extinguishment of debt and write-off of deferred financing costs	(250,489)	(503)	(250,489)	(159,599)
Other income (expense), net	1,685	(226)	3,277	66
	(518,836)	(356,248)	(1,290,313)	(1,201,483)
Income before income taxes	30,457	115,267	216,257	195,053
Income tax expense	(33,186)	(37,871)	(109,047)	(56,445)
Net income (loss)	(2,729)	77,396	107,210	138,608
Net income attributable to noncontrolling interests	(1,966)	(157)	(1,499)	(1)
Net income (loss) attributable to Altice USA, Inc. stockholders	$(4,695)	$77,239	$105,711	$138,607
Income (loss) per share:
Basic income (loss) per share	$(0.01)	$0.12	$0.18	$0.21
Basic weighted average common shares (in thousands)	571,031	643,797	593,262	668,929
Diluted income (loss) per share	$(0.01)	$0.12	$0.18	$0.21
Diluted weighted average common shares (in thousands)	571,031	646,006	595,479	669,855
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(2,729)	$77,396	$107,210	$138,608
Other comprehensive income (loss):
Defined benefit pension plans:
Unrecognized actuarial gain (loss)	5,183	(15,860)	(6,406)	(19,508)
Applicable income taxes	(1,374)	4,298	1,724	5,287
Unrecognized gain (loss) arising during period, net of income taxes	3,809	(11,562)	(4,682)	(14,221)
Settlement loss included in other expense, net	122	1,091	895	1,629
Applicable income taxes	(39)	(295)	(246)	(441)
Settlement loss included in other expense, net, net of income taxes	83	796	649	1,188
Foreign currency translation adjustment	(582)	(385)	(1,523)	(965)
Applicable income taxes	—	105	—	261
Foreign currency translation adjustment, net	(582)	(280)	(1,523)	(704)
Other comprehensive income (loss)	3,310	(11,046)	(5,556)	(13,737)
Comprehensive income	581	66,350	101,654	124,871
Comprehensive income attributable to noncontrolling interests	(1,966)	(157)	(1,499)	(1)
Comprehensive income (loss) attributable to Altice USA, Inc. stockholders	$(1,385)	$66,193	$100,155	$124,870

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2020	$4,572	$1,862	$2,039,918	$390,766	$(163,904)	$(3,250)	$2,269,964	$9,298	$2,279,262
Net loss attributable to stockholders	—	—	—	(858)	—	—	(858)	—	(858)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(680)	(680)
Pension liability adjustments, net of income taxes	—	—	—	—	—	(9,503)	(9,503)	—	(9,503)
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(424)	(424)	—	(424)
Share-based compensation expense	—	—	27,370	—	—	—	27,370	—	27,370
Redeemable equity vested	—	—	29,479	—	—	—	29,479	—	29,479
Change in redeemable equity	—	—	13,260	—	—	—	13,260	—	13,260
Class A shares acquired through share repurchase program and retired	(312)	—	(749,686)	—	—	—	(749,998)	—	(749,998)
Issuance of common shares pursuant to employee long term incentive plan	1	—	2,495	—	11	—	2,507	—	2,507
Balance at March 31, 2020	$4,261	$1,862	$1,362,836	$389,908	$(163,893)	$(13,177)	$1,581,797	$8,618	$1,590,415

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at March 31, 2020	$4,261	$1,862	$1,362,836	$389,908	$(163,893)	$(13,177)	$1,581,797	$8,618	$1,590,415
Net income attributable to stockholders	—	—	—	111,264	—	—	111,264	—	111,264
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	213	213
Pension liability adjustments, net of income taxes	—	—	—	—	—	1,576	1,576	—	1,576
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(517)	(517)	—	(517)
Share-based compensation expense	—	—	33,683	—	—	—	33,683	—	33,683
Redeemable equity vested	—	—	59,081	—	—	—	59,081	—	59,081
Change in redeemable equity	—	—	(8,764)	—	—	—	(8,764)	—	(8,764)
Class A shares acquired through share repurchase program and retired	(258)	—	(630,979)	—	—	—	(631,237)	—	(631,237)
Issuance of common shares pursuant to employee long term incentive plan	2	—	1,939	—	24	—	1,965	—	1,965
Balance at June 30, 2020	$4,005	$1,862	$817,796	$501,172	$(163,869)	$(12,118)	$1,148,848	$8,831	$1,157,679

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at June 30, 2020	$4,005	$1,862	$817,796	$501,172	$(163,869)	$(12,118)	$1,148,848	$8,831	$1,157,679
Net loss attributable to stockholders	—	—	—	(4,695)	—	—	(4,695)	—	(4,695)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	1,966	1,966
Pension liability adjustments, net of income taxes	—	—	—	—	—	3,894	3,894	—	3,894
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(582)	(582)	—	(582)
Share-based compensation expense	—	—	34,057	—	—	—	34,057	—	34,057
Redeemable equity vested	—	—	5,219	—	—	—	5,219	—	5,219
Change in redeemable equity	—	—	(5,734)	—	—	—	(5,734)	—	(5,734)
Class A shares acquired through share repurchase program and retired	(169)	—	(448,684)	—	—	—	(448,853)	—	(448,853)
Conversion of Class B to Class A shares	2	(2)	—	—	—	—	—	—	—
Issuance of common shares pursuant to employee long term incentive plan	1	—	2,389	—	2	—	2,392	—	2,392
Balance at September 30, 2020	$3,839	$1,860	$405,043	$496,477	$(163,867)	$(8,806)	$734,546	$10,797	$745,343

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2019	$4,961	$2,130	$3,423,803	$251,830	$—	$(11,783)	$3,670,941	$9,295	$3,680,236
Net loss attributable to stockholders	—	—	—	(24,999)	—	—	(24,999)	—	(24,999)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(199)	(199)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,000)	(1,000)
Pension liability adjustments, net of income taxes	—	—	—	—	—	3,752	3,752	—	3,752
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(181)	(181)	—	(181)
Share-based compensation expense (equity classified)	—	—	13,790	—	—	—	13,790	—	13,790
Redeemable equity vested	—	—	1,364	—	—		1,364	—	1,364
Change in redeemable equity	—	—	(61,696)	—	—	—	(61,696)	—	(61,696)
Class A shares acquired through share repurchase program and retired	(294)	—	(599,707)	—	—	—	(600,001)	—	(600,001)
Conversion of Class B to Class A shares	242	(242)	—	—	—	—	—	—	—
Balance at March 31, 2019	$4,909	$1,888	$2,777,554	$226,831	$—	$(8,212)	$3,002,970	$8,096	$3,011,066

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at March 31, 2019	$4,909	$1,888	$2,777,554	$226,831	$—	$(8,212)	$3,002,970	$8,096	$3,011,066
Net income attributable to stockholders	—	—	—	86,367	—	—	86,367	—	86,367
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	43	43
Pension liability adjustments, net of income taxes	—	—	—	—	—	(6,019)	(6,019)	—	(6,019)
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(243)	(243)	—	(243)
Share-based compensation expense (equity classified)	—	—	16,077	—	—	—	16,077	—	16,077
Redeemable equity vested	—	—	61,702	—	—		61,702	—	61,702
Change in redeemable equity	—	—	(46,294)	—	—	—	(46,294)	—	(46,294)
Class A shares acquired through share repurchase program and retired	(249)	—	(599,703)	—	—	—	(599,952)	—	(599,952)
Conversion of Class B to Class A shares	16	(16)	—	—	—	—	—	—	—
Issuance of common shares pursuant to employee long term incentive plan	—	—	244	—	—	—	244	—	244
Class A shares issued in connection with acquisition	5	—	10,768	—	—	—	10,773	—	10,773
Balance at June 30, 2019	$4,681	$1,872	$2,220,348	$313,198	$—	$(14,474)	$2,525,625	$8,139	$2,533,764

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at June 30, 2019	$4,681	$1,872	$2,220,348	$313,198	$—	$(14,474)	$2,525,625	$8,139	$2,533,764
Net income attributable to stockholders	—	—	—	77,239	—	—	77,239	—	77,239
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	157	157
Pension liability adjustments, net of income taxes	—	—	—	—	—	(10,766)	(10,766)	—	(10,766)
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(280)	(280)	—	(280)
Share-based compensation expense (equity classified)	—	—	18,023	—	—	—	18,023	—	18,023
Redeemable equity vested	—	—	9,071	—	—		9,071	—	9,071
Change in redeemable equity	—	—	(51,450)	—	—	—	(51,450)	—	(51,450)
Class A shares acquired through share repurchase program and retired	(184)	—	(486,736)	—	—	—	(486,920)	—	(486,920)
Conversion of Class B to Class A shares	9	(9)	—	—	—	—	—	—	—
Issuance of common shares pursuant to employee long term incentive plan	—	—	429	—	—	—	429	—	429
Balance at September 30, 2019	$4,506	$1,863	$1,709,685	$390,437	$—	$(25,520)	$2,080,971	$8,296	$2,089,267

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$107,210	$138,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,571,611	1,695,685
Non-cash restructuring charges	29,571	11,114
Gain on investments and sale of affiliate interests, net	(56,301)	(478,124)
Loss (gain) on derivative contracts, net	(26,203)	303,986
Loss on extinguishment of debt and write-off of deferred financing costs	250,489	159,599
Amortization of deferred financing costs and discounts (premiums) on indebtedness	69,296	82,398
Settlement loss related to pension plan	895	1,629
Share-based compensation expense related to equity classified awards	95,110	47,891
Deferred income taxes	66,983	55,694
Decrease in right-of-use assets	34,778	34,658
Provision for doubtful accounts	50,383	61,054
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	4,419	(46,849)
Other receivables	—	3,306
Prepaid expenses and other assets	(5,976)	(43,482)
Amounts due from and due to affiliates	3,377	(6,189)
Accounts payable	879	27,018
Accrued liabilities	(131,231)	(233,997)
Deferred revenue	(14,908)	(30,020)
Liabilities related to interest rate swap contracts	138,279	50,008
Net cash provided by operating activities	2,188,661	1,833,987
Cash flows from investing activities:
Capital expenditures	(729,377)	(1,032,555)
Payment for acquisitions, net of cash acquired	(150,115)	(172,659)
Sale of affiliate interest	—	1,958
Proceeds related to sale of equipment and costs of disposal	(346)	4,484
Decrease in other investments	5,468	—
Additions to other intangible assets	(295)	(3,969)
Net cash used in investing activities	(874,665)	(1,202,741)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
Proceeds from credit facility debt, net of discounts	850,000	2,040,000
Repayment of credit facility debt	(697,063)	(1,342,625)
Issuance of senior notes, including premiums	5,345,250	2,754,375
Redemption of senior notes, including premiums and fees	(4,599,774)	(2,471,578)
Proceeds from notes payable	1,796	67,187
Repayment of notes payable	(77,685)	(90,210)
Principal payments on finance lease obligations	(24,692)	(6,736)
Purchase of shares of Altice USA Class A common stock pursuant to a share repurchase program	(1,814,689)	(1,686,873)
Additions to deferred financing costs	(14,217)	(16,007)
Proceeds from stock option exercises	5,713	—
Contingent payment for acquisition	(4,947)	(500)
Distributions to noncontrolling interests, net	—	(1,000)
Net cash used in financing activities	(1,030,308)	(753,967)
Net increase (decrease) in cash and cash equivalents excluding effect of exchange rate changes	283,688	(122,721)
Effect of exchange rate changes on cash and cash equivalents	(1,523)	(965)
Net increase (decrease) in cash and cash equivalents	282,165	(123,686)
Cash, cash equivalents and restricted cash at beginning of year	702,160	299,038
Cash, cash equivalents and restricted cash at end of period	$984,325	$175,352

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$118,975	$697,741
Restricted cash	865,270	262
Accounts receivable, trade (less allowance for doubtful accounts of $40,839 and $14,683)	405,005	457,118
Prepaid expenses and other current assets	215,973	211,642
Amounts due from affiliates	1,583	6,774
Total current assets	1,606,806	1,373,537
Property, plant and equipment, net of accumulated depreciation of $6,158,261 and $5,276,921	5,760,704	5,753,401
Right-of-use operating lease assets	237,497	280,340
Investment securities pledged as collateral	1,987,109	1,931,697
Derivative contracts	27,798	25,207
Other assets	89,741	92,622
Amortizable intangibles, net of accumulated amortization of $4,227,398 and $3,670,679	2,961,759	3,481,109
Indefinite-lived cable television franchises	13,068,017	13,020,081
Goodwill	8,160,501	8,142,309
Total assets	$33,899,932	$34,100,303

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except per membership unit amounts)
	September 30, 2020	December 31, 2019
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
Accounts payable	$837,506	$799,618
Interest payable	223,965	385,655
Accrued employee related costs	125,052	111,337
Amounts due to affiliates	5,642	7,456
Deferred revenue	127,501	124,777
Debt	226,032	170,682
Other current liabilities	400,608	378,948
Total current liabilities	1,946,306	1,978,473
Other liabilities	230,416	204,904
Deferred tax liability	5,121,043	4,980,599
Liabilities under derivative contracts	366,814	255,666
Right-of-use operating lease liability	253,430	269,062
Long-term debt, net of current maturities	25,476,051	24,249,603
Total liabilities	33,394,060	31,938,307
Commitments and contingencies (Note 16)
Redeemable equity	16,010	108,551
Member's Equity:
Retained earnings (accumulated deficit)	(4,472)	13,515
Other member's equity (100 membership units issued and outstanding)	492,343	2,033,882
	487,871	2,047,397
Accumulated other comprehensive loss	(8,806)	(3,250)
Member's equity	479,065	2,044,147
Noncontrolling interest	10,797	9,298
Total member's equity	489,862	2,053,445
	$33,899,932	$34,100,303

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue (including revenue from affiliates of $4,188, $70, $11,055, and $1,158 respectively) (See Note 15)	$2,433,986	$2,438,662	$7,359,221	$7,286,310
Operating expenses:
Programming and other direct costs (including charges from affiliates of $3,621, $3,508, $7,548 and $7,282, respectively) (See Note 15)	783,934	820,896	2,509,323	2,452,875
Other operating expenses (including charges from affiliates of $2,413, $1,602, $8,515 and $5,868, respectively) (See Note 15)	558,092	568,233	1,683,038	1,702,124
Restructuring and other expense	40,419	12,381	88,679	39,090
Depreciation and amortization (including impairments)	502,248	565,637	1,571,611	1,695,685
	1,884,693	1,967,147	5,852,651	5,889,774
Operating income	549,293	471,515	1,506,570	1,396,536
Other income (expense):
Interest expense	(322,618)	(364,358)	(1,038,854)	(1,085,215)
Interest income	164	1,524	1,974	3,948
Gain on investments and sale of affiliate interests, net	313,978	120,253	55,755	478,124
Gain (loss) on derivative contracts, net	(261,597)	(77,333)	26,203	(303,986)
Loss on interest rate swap contracts, net	(158)	(11,163)	(88,725)	(61,735)
Loss on extinguishment of debt and write-off of deferred financing costs	(250,489)	—	(250,489)	(159,096)
Other income (expense), net	1,685	(228)	3,277	64
	(519,035)	(331,305)	(1,290,859)	(1,127,896)
Income before income taxes	30,258	140,210	215,711	268,640
Income tax expense	(33,132)	(44,693)	(94,790)	(76,845)
Net income (loss)	(2,874)	95,517	120,921	191,795
Net income attributable to noncontrolling interests	(1,966)	(157)	(1,499)	(1)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(4,840)	$95,360	$119,422	$191,794

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(2,874)	$95,517	$120,921	$191,795
Other comprehensive income (loss):
Defined benefit pension plans:
Unrecognized actuarial gain (loss)	5,183	(15,860)	(6,406)	(19,508)
Applicable income taxes	(1,374)	4,298	1,724	5,287
Unrecognized gain (loss) arising during period, net of income taxes	3,809	(11,562)	(4,682)	(14,221)
Settlement loss included in other expense, net	122	1,091	895	1,629
Applicable income taxes	(39)	(295)	(246)	(441)
Settlement loss included in other expense, net, net of income taxes	83	796	649	1,188
Foreign currency translation adjustment	(582)	(385)	(1,523)	(965)
Applicable income taxes	—	105	—	261
Foreign currency translation adjustment, net	(582)	(280)	(1,523)	(704)
Other comprehensive income (loss)	3,310	(11,046)	(5,556)	(13,737)
Comprehensive income	436	84,471	115,365	178,058
Comprehensive income attributable to noncontrolling interests	(1,966)	(157)	(1,499)	(1)
Comprehensive income (loss) attributable to CSC Holdings, LLC's sole member	$(1,530)	$84,314	$113,866	$178,057

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S EQUITY
(In thousands)
(Unaudited)

	Retained Earnings (Accumulated Deficit)	Other Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total Member's Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2020	$13,515	$2,033,882	$(3,250)	$2,044,147	$9,298	$2,053,445
Net income attributable to CSC Holdings' sole member	10,802	—	—	10,802	—	10,802
Net loss attributable to noncontrolling interests	—	—	—	—	(680)	(680)
Pension liability adjustments, net of income taxes	—	—	(9,503)	(9,503)	—	(9,503)
Foreign currency translation adjustment	—	—	(424)	(424)	—	(424)
Share-based compensation expense	—	27,370	—	27,370	—	27,370
Redeemable equity vested	—	29,479	—	29,479	—	29,479
Change in redeemable equity	—	13,260	—	13,260	—	13,260
Cash distributions to parent	(24,317)	(696,033)	—	(720,350)	—	(720,350)
Non-cash distributions to parent	—	(150,602)	—	(150,602)	—	(150,602)
Balance at March 31, 2020	—	1,257,356	(13,177)	1,244,179	8,618	1,252,797
Net income attributable to CSC Holdings' sole member	113,460	—	—	113,460	—	113,460
Net income attributable to noncontrolling interests	—	—	—	—	213	213
Pension liability adjustments, net of income taxes	—	—	1,576	1,576	—	1,576
Foreign currency translation adjustment	—	—	(517)	(517)	—	(517)
Share-based compensation expense	—	33,683	—	33,683	—	33,683
Redeemable equity vested	—	59,081	—	59,081	—	59,081
Change in redeemable equity	—	(8,764)	—	(8,764)	—	(8,764)
Cash distributions to parent	(105,980)	(546,403)	—	(652,383)	—	(652,383)
Non-cash contributions from parent	—	35,415	—	35,415	—	35,415
Balance at June 30, 2020	7,480	830,368	(12,118)	825,730	8,831	834,561
Net loss attributable to CSC Holdings' sole member	(4,840)	—	—	(4,840)	—	(4,840)
Net income attributable to noncontrolling interests	—	—	—	—	1,966	1,966
Pension liability adjustments, net of income taxes	—	—	3,894	3,894	—	3,894
Foreign currency translation adjustment	—	—	(582)	(582)	—	(582)
Share-based compensation expense	—	34,057	—	34,057	—	34,057
Redeemable equity vested	—	5,219	—	5,219	—	5,219
Change in redeemable equity	—	(5,734)	—	(5,734)	—	(5,734)
Cash distributions to parent	(7,112)	(423,988)	—	(431,100)	—	(431,100)
Non-cash contributions from parent	—	52,421	—	52,421	—	52,421
Balance at September 30, 2020	$(4,472)	$492,343	$(8,806)	$479,065	$10,797	$489,862

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S EQUITY (continued)
(In thousands)
(Unaudited)

	Retained Earnings	Other Member's Equity	Accumulated Other Comprehensive Loss	Total Member's Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2019	$549,691	$3,451,937	$(11,783)	$3,989,845	$9,295	$3,999,140
Net loss attributable to CSC Holdings' sole member	(7,665)	—	—	(7,665)	—	(7,665)
Net loss attributable to noncontrolling interests	—	—	—	—	(199)	(199)
Distributions to noncontrolling interests	—	—	—	—	(1,000)	(1,000)
Pension liability adjustments, net of income taxes	—	—	3,752	3,752	—	3,752
Foreign currency translation adjustment, net of income taxes	—	—	(181)	(181)	—	(181)
Share-based compensation expense	—	13,790	—	13,790	—	13,790
Redeemable equity vested	—	1,364	—	1,364	—	1,364
Change in redeemable equity	—	(61,696)	—	(61,696)	—	(61,696)
Cash distributions to parent	(543,217)	(51,245)	—	(594,462)	—	(594,462)
Other	—	(276)	—	(276)	—	(276)
Balance at March 31, 2019	(1,191)	3,353,874	(8,212)	3,344,471	8,096	3,352,567
Net income attributable to CSC Holdings' sole member	104,099	—	—	104,099	—	104,099
Net income attributable to noncontrolling interests	—	—	—	—	43	43
Pension liability adjustments, net of income taxes	—	—	(6,019)	(6,019)	—	(6,019)
Foreign currency translation adjustment, net of income taxes	—	—	(243)	(243)	—	(243)
Share-based compensation expense	—	16,077	—	16,077	—	16,077
Redeemable equity vested	—	61,702	—	61,702	—	61,702
Change in redeemable equity	—	(46,294)	—	(46,294)	—	(46,294)
Cash distributions to parent	(90,324)	(544,704)	—	(635,028)	—	(635,028)
Impact of Cheddar acquisition	—	10,773	—	10,773	—	10,773
Other	—	244	—	244	—	244
Balance at June 30, 2019	12,584	2,851,672	(14,474)	2,849,782	8,139	2,857,921
Net income attributable to CSC Holdings' sole member	95,360	—	—	95,360	—	95,360
Net income attributable to noncontrolling interests	—	—	—	—	157	157
Pension liability adjustments, net of income taxes	—	—	(10,766)	(10,766)	—	(10,766)
Foreign currency translation adjustment, net of income taxes	—	—	(280)	(280)	—	(280)
Share-based compensation expense	—	18,022	—	18,022	—	18,022
Redeemable equity vested	—	9,071	—	9,071	—	9,071
Change in redeemable equity	—	(51,450)	—	(51,450)	—	(51,450)
Cash distributions to parent	(90,356)	(424,248)	—	(514,604)	—	(514,604)
Other	—	429	—	429	—	429
Balance at September 30, 2019	$17,588	$2,403,496	$(25,520)	$2,395,564	$8,296	$2,403,860

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$120,921	$191,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,571,611	1,695,685
Non-cash restructuring charges	29,571	11,114
Gain on investments and sale of affiliate interests, net	(55,755)	(478,124)
Loss (gain) on derivative contracts, net	(26,203)	303,986
Loss on extinguishment of debt and write-off of deferred financing costs	250,489	159,096
Amortization of deferred financing costs and discounts (premiums) on indebtedness	69,296	68,511
Settlement loss related to pension plan	895	1,629
Share-based compensation expense related to equity classified awards	95,110	47,891
Deferred income taxes	119,780	76,094
Decrease in right-of-use assets	34,778	34,658
Provision for doubtful accounts	50,383	61,054
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	4,419	(46,849)
Other receivables	—	3,305
Prepaid expenses and other assets	(5,976)	(43,482)
Amounts due from and due to affiliates	(60,540)	(16,908)
Accounts payable	879	27,018
Accrued liabilities	(131,226)	(234,465)
Deferred revenue	(14,908)	(30,020)
Liabilities related to interest rate swap contracts	138,279	50,008
Net cash provided by operating activities	2,191,803	1,881,996
Cash flows from investing activities:
Capital expenditures	(729,377)	(1,032,555)
Payment for acquisitions, net of cash acquired	(150,115)	(172,659)
Sale of affiliate interest	—	1,958
Proceeds related to sale of equipment and costs of disposal	(346)	4,484
Decrease in other investments	1,260	—
Additions to other intangible assets	(295)	(3,969)
Net cash used in investing activities	(878,873)	(1,202,741)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
Proceeds from credit facility debt, net of discounts	$850,000	$2,040,000
Repayment of credit facility debt	(697,063)	(1,342,625)
Issuance of senior notes, including premiums	5,345,250	2,754,375
Redemption of senior notes, including premiums and fees	(4,599,774)	(2,462,692)
Distributions to parent	(1,803,833)	(1,744,094)
Proceeds from notes payable	1,796	67,187
Repayment of notes payable	(77,685)	(90,210)
Principal payments on finance lease obligations	(24,692)	(6,736)
Additions to deferred financing costs	(14,217)	(16,007)
Contingent payment for acquisition	(4,947)	(500)
Distributions to noncontrolling interests, net	—	(1,000)
Net cash used in financing activities	(1,025,165)	(802,302)
Net increase (decrease) in cash and cash equivalents excluding effect of exchange rate changes	287,765	(123,047)
Effect of exchange rate changes on cash and cash equivalents	(1,523)	(965)
Net increase (decrease) in cash and cash equivalents	286,242	(124,012)
Cash, cash equivalents and restricted cash at beginning of year	698,003	298,784
Cash, cash equivalents and restricted cash at end of period	$984,245	$174,772

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
The accompanying consolidated financial statements of Altice USA include the accounts of Altice USA and its majority-owned subsidiaries and the accompanying consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Altice USA has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Altice USA. The consolidated balance sheets and statements of operations of Altice USA are essentially identical to the consolidated balance sheets and statements of operations of CSC Holdings, with the following exceptions: Altice USA has additional cash and deferred taxes on its consolidated balance sheet. In addition, CSC Holdings and its subsidiaries have certain intercompany receivables from and payables to Altice USA. Differences between Altice USA's results of operations and those of CSC Holdings primarily include incremental interest expense for periods prior to the assumption of Cablevision senior notes by CSC Holdings in November 2019, loss (gain) on investments and sale of affiliate interests, net, loss on extinguishment of debt and write-off of deferred financing costs, and income tax benefit (expense).
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
For the nine months ended September 30, 2020, Altice USA repurchased an aggregate of 73,925,362 shares for a total purchase price of approximately $1,830,088. From inception through September 30, 2020, Altice USA repurchased an aggregate of 174,622,754 shares for a total purchase price of approximately $4,016,963. These acquired shares were retired and the cost of these shares was recorded in paid in capital in Altice USA's consolidated balance sheet.  As of September 30, 2020, Altice USA had approximately $2,983,037 of availability remaining under the incremental share repurchase program and had 563,153,625 combined Class A and Class B shares outstanding.
Lightpath Transaction
In July 2020, the Company entered into an agreement to sell 49.99% of its Lightpath fiber enterprise business (the "Lightpath Transaction") for an implied enterprise value of $3,200,000. The Company will receive total gross cash proceeds of approximately $2,300,000 from the sale and related financing activity and will record a gain upon closing. The Company will retain a 50.01% interest in the Lightpath business and maintain control of Cablevision Lightpath LLC, the entity holding the Lightpath business. Accordingly, the Company will continue to consolidate the operating results of the Lightpath business. The transaction is currently expected to close in the fourth quarter of 2020 following the satisfaction of closing conditions, including receipt of necessary regulatory approvals. Upon closing, Cablevision Lightpath LLC will be financed independently outside of the CSC Holdings restricted group. Proceeds from this transaction may be used for debt repayment, the repurchase of Altice USA shares and/or investment opportunities. See Note 10 for additional information regarding the debt financing related to the Lightpath Transaction.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Common Stock of Altice USA
The following table provides details of Altice USA's shares of common stock outstanding:

	Shares of Common Stock Outstanding
	Class A Common Stock	Class B Common Stock
Balance at December 31, 2019	446,749,307	186,245,832
Conversion of Class B common stock to Class A common stock	213,833	(213,833)
Shares issued in connection with stock option exercises and restricted awards	367,039	—
Retirement of Class A common shares in connection with the Company's stock repurchase plan (see Note 1)	(73,925,362)	—
Shares issued from treasury upon vesting of redeemable equity and restricted awards	3,716,809	—
Balance at September 30, 2020	377,121,626	186,031,999
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
NOTE 4.    REVENUE
The following table presents the composition of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Residential:
Broadband	$941,237	$814,328	$2,747,129	$2,396,151
Video	867,021	993,158	2,766,608	3,028,914
Telephony	115,995	148,231	358,347	452,927
Business services and wholesale	362,215	357,628	1,092,309	1,066,123
News and advertising	124,177	118,067	326,348	327,255
Mobile	19,722	3,174	57,944	3,174
Other	3,619	4,076	10,536	11,766
Total revenue	$2,433,986	$2,438,662	$7,359,221	$7,286,310
The Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  In instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three and nine months ended September 30, 2020 and 2019, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $63,264 and $193,454, and $63,539 and $191,695, respectively.
The following table provides information about customer contract costs and deferred revenue related to contracts with customers:

	September 30, 2020	December 31, 2019
Customer contract costs (a)	$21,273	$30,758
Deferred revenue (b)	167,126	182,034

(a)Customer contract costs include primarily sales commissions for business services enterprise customers that are deferred and amortized over the average contract term.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

(b)Deferred revenue represents payments received from customers for services that have yet to be provided primarily from residential and small and medium sized business ("SMB") customers which is realized within the following month as services are performed and installation revenue which is deferred and recognized over the benefit period.
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
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income per share attributable to Altice USA stockholders for the nine months ended September 30, 2020 and for three and nine months ended September 30, 2019:

	Nine Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

	(in thousands)
Basic weighted average shares outstanding	593,262	643,797	668,929
Effect of dilution:
Stock options	2,200	2,201	923
Restricted stock	17	8	3
Diluted weighted average shares outstanding	595,479	646,006	669,855

Weighted average shares excluded from diluted weighted average shares outstanding:
Anti-dilutive shares	25,649	2,018	4,882
Performance stock units and restricted stock whose performance metrics have not been achieved.	8,139	57	57
Diluted net loss per common share attributable to Altice USA stockholders for the three months ended September 30, 2020 excludes the effects of weighted average common stock equivalents of 30,651, as they were anti-dilutive. It also excludes performance stock units and restricted stock aggregating 8,893 as the performance metrics have not been achieved.
Net income (loss) per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Altice USA.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
The Company's non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2020	2019
Non-Cash Investing and Financing Activities:

Altice USA and CSC Holdings:
Property and equipment accrued but unpaid	$217,927	$206,842
Notes payable issued to vendor for the purchase of equipment and other assets	86,132	35,124
Unsettled purchases of shares of Altice USA, Inc. Class A common stock, pursuant to a share repurchase program	15,399	—
Right-of-use assets acquired in exchange for finance lease obligations	110,800	29,957
Deferred financing costs accrued but unpaid	6,782	1,236
Intangible assets accrued but unpaid	3,250	—
CSC Holdings:
Distributions to parent	62,766	—
Supplemental Data:
Altice USA:
Cash interest paid	1,143,526	1,170,785
Income taxes paid, net	72,303	6,457
CSC Holdings:
Cash interest paid	1,143,526	1,112,420
Income taxes paid, net	72,303	6,257

NOTE 7.    RESTRUCTURING AND OTHER EXPENSE
Restructuring
Beginning in the first quarter of 2016, the Company commenced restructuring initiatives that were intended to simplify the Company's organizational structure ("2016 Restructuring Plan").
The following table summarizes the activity for the 2016 Restructuring Plan:

	Severance and Other Employee Related Costs	Facility Realignment and Other Costs	Total
Accrual balance at December 31, 2019	$1,676	$2,332	$4,008
Restructuring charges	—	2,519	2,519
Payments and other	(1,676)	(2,447)	(4,123)
Accrual balance at September 30, 2020	$—	$2,404	$2,404

Cumulative costs through September 30, 2020 relating to 2016 Restructuring Plan amounted to $464,065.
In May 2019, the Company commenced another restructuring initiative to further simplify the Company's organization structure ("2019 Restructuring Plan").

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following table summarizes the activity for the 2019 Restructuring Plan:
Severance and Other Employee Related Costs
Accrual balance at December 31, 2019	$37,946
Restructuring charges	3,192
Payments and other	(27,617)
Accrual balance at September 30, 2020	$13,521
Cumulative costs through September 30, 2020 relating to the 2019 Restructuring Plan amounted to $45,907.
Restructuring and other expense for the three and nine months ended September 30, 2020 also includes $5,428 and $45,556, respectively, related to contractual payments for terminated employees. As of September 30, 2020, the outstanding amount due to terminated employees amounted to $21,863 and is reflected in other current and other long-term liabilities in our consolidated balance sheet.
In addition, the Company recorded restructuring charges of $26,621 and $28,937 for the three and nine months ended September 30, 2020, and $73 and $8,769, for the three and nine months ended September 30, 2019, respectively, related primarily to the impairment of right-of-use operating lease assets, included in the Company's restructuring initiatives, as their carrying amount was not recoverable and exceeded their fair value. The Company also recorded restructuring charges of $3,951 related to facility realignment costs of which $3,847 is outstanding as of September 30, 2020 and is reflected in other current and other long-term liabilities in our consolidated balance sheet.
For the three and nine months ended September 30, 2020, the Company incurred transaction costs of $3,947 and $4,524, respectively, and for the three and nine months ended September 30, 2019 incurred transaction costs of $987 and $1,957, respectively, primarily related to certain transactions not related to the Company's operations.
NOTE 8.    LEASES
The Company's operating leases are comprised primarily of facility leases and its finance leases are comprised primarily of vehicle and equipment leases.
Balance sheet information related to the Company's leases is presented below:

	Balance Sheet location	September 30, 2020	December 31, 2019
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$237,497	$280,340
Right-of-use lease liability, current	Other current liabilities	39,436	38,836
Right-of-use lease liability, long-term	Right-of-use operating lease liability	253,430	269,062

Finance leases:
Right-of-use lease assets	Property, plant and equipment	157,522	70,339
Right-of-use lease liability, current	Current portion of long-term debt	59,815	22,017
Right-of-use lease liability, long-term	Long-term debt	95,713	47,403

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following provides details of the Company's lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense, net	$14,647	$15,038	$44,500	$45,264
Finance lease expense:
Amortization of assets	8,898	2,538	20,318	5,730
Interest on lease liabilities	1,820	520	4,324	1,266
Total finance lease expense	10,718	$3,058	24,642	6,996
	$25,365	$18,096	$69,142	$52,260
Other information related to leases is presented below:

	As of September 30,
	2020	2019
Right-of-use assets acquired in exchange for operating lease obligations	$20,163	$47,232

Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows related to finance leases	4,324	1,266
Operating cash flows related to operating leases	47,958	48,550
Weighted Average Remaining Lease Term:
Operating leases	9.3 years	9.5 years
Finance leases	2.8 years	3.9 years
Weighted Average Discount Rate:
Operating leases	5.80%	6.02%
Finance leases	5.42%	5.39%
The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

	Finance leases	Operating leases
2020 (excluding the nine months ended September 30, 2020)	$19,823	$11,706
2021	62,073	44,773
2022	57,828	49,236
2023	23,181	41,387
2024	3,456	36,925
Thereafter	319	201,425
Total future minimum lease payments, undiscounted	166,680	385,452
Less: Imputed interest	(11,090)	(92,586)
Present value of future minimum lease payments	$155,590	$292,866

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 9.    INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired amortizable intangible assets:

	As of September 30, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,051,349	$(3,321,438)	$2,729,911	$6,017,524	$(2,843,561)	$3,173,963	6 to 18 years
Trade names	1,081,083	(870,559)	210,524	1,081,083	(798,484)	282,599	2 to 5 years
Other amortizable intangibles	56,725	(35,401)	21,324	53,181	(28,634)	24,547	1 to 15 years
	$7,189,157	$(4,227,398)	$2,961,759	$7,151,788	$(3,670,679)	$3,481,109
Amortization expense for the three and nine months ended September 30, 2020 and 2019 aggregated $172,589 and $556,719 and $191,358 and $593,256, respectively.

Goodwill as of December 31, 2019	$8,142,309
Goodwill recorded in connection with an acquisition (see discussion below)	18,192
Goodwill as of September 30, 2020	$8,160,501
On July 14, 2020, the Company completed its acquisition of certain cable assets in New Jersey for approximately $150,000, subject to certain closing adjustments as set forth in the asset purchase agreement. In connection with the acquisition, the Company recorded indefinite-lived cable television franchise rights of $47,936, customer relationships of $33,825 and goodwill of $18,192 based on a preliminary allocation of the purchase price. In addition, the Company recorded property, plant and equipment of $52,362.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 10.    DEBT
The following table provides details of the Company's outstanding debt:

		Interest Rate		September 30, 2020		December 31, 2019
Date Issued	Maturity Date			Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
November 15, 2011	November 15, 2021	6.750%		$1,000,000	$987,137	$1,000,000	$979,178
September 27, 2012	September 15, 2022	5.875%		649,024	613,049	649,024	600,849
May 23, 2014	June 1, 2024	5.250%		750,000	693,654	750,000	683,940
October 18, 2018	July 15, 2025	7.750%	(e)	—	—	1,740	1,695
October 9, 2015	October 15, 2025	10.875%	(f)	—	—	1,684,221	1,665,237
October 18, 2018	April 1, 2028	7.500%		4,118	4,112	4,118	4,112
November 27, 2018	July 15, 2025	7.750%	(e)	—	—	617,881	605,583
November 27, 2018	April 1, 2028	7.500%		1,045,882	1,044,386	1,045,882	1,044,278
July 10 and October 7, 2019	January 15, 2030	5.750%		2,250,000	2,286,884	2,250,000	2,289,168
June 16, 2020	December 1, 2030	4.625%		2,325,000	2,371,370	—	—
				8,024,024	8,000,592	8,002,866	7,874,040
CSC Holdings Senior Guaranteed Notes:
October 9, 2015	October 15, 2025	6.625%	(f)	—	—	1,000,000	989,483
September 23, 2016	April 15, 2027	5.500%		1,310,000	1,305,820	1,310,000	1,305,430
January 29, 2018	February 1, 2028	5.375%		1,000,000	993,302	1,000,000	992,757
November 27, 2018	July 15, 2023	5.375%	(e)	—	—	1,095,825	1,081,879
November 27, 2018	May 15, 2026	5.500%		1,498,806	1,487,199	1,498,806	1,485,911
January 24, 2019	February 1, 2029	6.500%		1,750,000	1,747,181	1,750,000	1,746,996
June 16, 2020	December 1, 2030	4.125%		1,100,000	1,095,188	—	—
August 16, 2020	February 15, 2031	3.375%		1,000,000	996,623	—	—
				7,658,806	7,625,313	7,654,631	7,602,456

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Lightpath Senior Notes:
September 29, 2020	September 15, 2028	5.625%	(g)	$415,000	$413,320	$—	$—
Lightpath Senior Secured Notes:
September 29, 2020	September 15, 2027	3.875%	(h)	450,000	447,495	—	—
				865,000	860,815	—	—
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility	(c)	2.483%	(b)	200,000	190,322	—	—
Term Loan B	July 17, 2025	2.402%		2,902,500	2,890,975	2,925,000	2,911,729
Incremental Term Loan B-3	January 15, 2026	2.402%		1,255,875	1,251,268	1,265,438	1,260,200
Incremental Term Loan B-5	April 15, 2027	2.652%		2,985,000	2,963,564	3,000,000	2,976,358
				7,343,375	7,296,129	7,190,438	7,148,287
Collateralized indebtedness (see Note 11)				1,699,566	1,609,281	1,699,566	1,585,088
Finance lease obligations (see Note 8)				155,528	155,528	69,420	69,420
Notes payable and supply chain financing (d)				164,992	154,425	156,519	140,994
				25,911,291	25,702,083	24,773,440	24,420,285
Less: current portion of credit facility debt				(72,750)	(72,750)	(65,250)	(65,250)
Less: current portion of finance lease obligations				(59,815)	(59,815)	(22,017)	(22,017)
Less: current portion of notes payable and supply chain financing				(93,467)	(93,467)	(83,415)	(83,415)
				(226,032)	(226,032)	(170,682)	(170,682)
Long-term debt				$25,685,259	$25,476,051	$24,602,758	$24,249,603

(a)The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums and with respect to certain notes, a fair value adjustment resulting from the Cequel and Cablevision acquisitions.
(b)At September 30, 2020, $137,920 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $2,137,080 of the facility was undrawn and available, subject to covenant limitations.
(c)The revolving credit facility of an aggregate principal amount of $2,275,000 matures in January 2024 and is priced at LIBOR plus 2.25%. The remaining revolving credit facility of an aggregate principal amount of $200,000 matures in November 2021 and is priced at LIBOR plus 3.25%.
(d)Includes $86,132 related to supply chain financing agreements that is required to be repaid within one year from the date of the respective agreement. The principal amounts include $59,451 of notes payable that will be reclassified to collateralized indebtedness upon the maturity, in January 2021, of a monetization contract related to the synthetic monetization closeout transaction in November 2019.
(e)These notes were repaid in July 2020 with proceeds from the issuance of new notes in June 2020. See discussion below.
(f)These notes were repaid in August 2020 with proceeds from the issuance of new notes. See discussion below.
(g)The carrying amount does not reflect underwriting fees of approximately $7,300 that are payable upon the closing of the Lightpath transaction.
(h)The carrying amount does not reflect underwriting fees of approximately $7,900 that are payable upon the closing of the Lightpath transaction.
In June 2020, CSC Holdings issued $1,100,000 in aggregate principal amount of senior guaranteed notes that bear interest at a rate of 4.125% and mature on December 1, 2030 and $625,000 in aggregate principal amount of senior notes that bear interest at a rate of 4.625% and mature on December 1, 2030. The net proceeds from the sale of the these notes was used in July 2020 to early redeem the $1,095,825 aggregate principal amount of CSC Holdings' 5.375% senior notes due July 15, 2023, the $617,881 and the $1,740 aggregate principal amount of CSC Holdings' 7.750% senior notes due July 15, 2025, plus pay accrued interest and the associated premiums related to the early redemption of these notes. In connection with the early redemptions, the Company recognized a loss on the extinguishment of debt aggregating $62,096, reflecting the early redemption premiums and the write-off of outstanding deferred financing costs on these notes.
In August 2020, CSC Holdings issued $1,000,000 in aggregate principal amount of new senior guaranteed notes that bear interest at a rate of 3.375% and mature on February 15, 2031 and an additional $1,700,000 in aggregate principal

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

amount of its 4.625% senior notes that mature on December 1, 2030 at a price of 103.25% of the aggregate principal amount. The net proceeds from the sale of the notes was used to early redeem the $1,684,221 aggregate principal amount of CSC Holdings' 10.875% senior notes due October 15, 2025, the $1,000,000 aggregate principal amount of CSC Holdings' 6.625% senior guaranteed notes due October 15, 2025, plus pay accrued interest and the associated premiums related to the early redemption of these notes. In connection with the early redemptions, the Company recognized a loss on the extinguishment of debt aggregating $188,393, reflecting the early redemption premiums and the write-off of outstanding deferred financing costs on these notes.
For financing purposes, the Company is structured as a restricted group (the "Restricted Group") and an unrestricted group, which includes certain designated subsidiaries and investments (the "Unrestricted Group"). The Restricted Group is comprised of CSC Holdings and substantially all of its wholly-owned operating subsidiaries. These subsidiaries are subject to the covenants and restrictions of the credit facility and indentures governing the notes issued by CSC Holdings. Cablevision Lightpath LLC became an unrestricted subsidiary prior to the issuance of its senior notes and senior secured notes in September 2020. See discussion below regarding the Lightpath debt financing.
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
As of September 30, 2020, CSC Holdings was in compliance with all of its financial covenants under its credit facilities and with all of its financial covenants under the indentures under which the senior and senior guaranteed notes were issued.
Lightpath Debt Financing
On September 29, 2020, in connection with the Lightpath Transaction, Cablevision Lightpath LLC ("Lightpath") issued $450,000 in aggregate principal amount of senior secured notes that bear interest at a rate of 3.875% and mature on September 15, 2027 and $415,000 in aggregate principal amount of senior notes that bear interest at a rate of 5.625% and mature on September 15, 2028. Prior to the issuance of these notes, Lightpath became an unrestricted subsidiary under the terms of CSC Holdings' debt. The gross proceeds of $865,000 from the issuance of these notes were deposited into escrow accounts pending the consummation of the Lightpath Transaction and have been reflected as restricted cash on our consolidated balance sheet at September 30, 2020.
In addition, on September 29, 2020, Lightpath entered into a credit agreement between, inter alios, certain lenders party thereto and Goldman Sachs Bank USA, as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent, (the "Lightpath Credit Agreement") which provides for, among other things, (i) a term loan in an aggregate principal amount of $600,000 (the “Lightpath Term Loan Facility”) at a price of 99.5% of the aggregate principal amount, which will be available in a single drawing, and (ii) revolving loan commitments in an aggregate principal amount of $100,000 (the “Lightpath Revolving Credit Facility"). As of September 30, 2020, there were no borrowings outstanding under the Lightpath Credit Agreement.
The loans made pursuant to the Lightpath Credit Agreement may be comprised of eurodollar borrowings or alternative base rate borrowings, and will bear interest at a rate per annum equal to the adjusted LIBOR rate or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 2.25% per annum and (ii) with respect to any eurodollar loan, 3.25% per annum. The maturity date of the (i) Lightpath Term Loan Facility is expected to be on the seventh anniversary of the first date on which funds are drawn and (ii) Lightpath Revolving Credit Facility is expected to be on the fifth anniversary of the first date on which funds are drawn.
Lightpath does not expect to draw upon the Lightpath Term Loan Facility until the closing of the Lightpath Transaction. To the extent the Lightpath Term Loan Facility is drawn upon prior to the closing of the Lightpath Transaction, the proceeds will be deposited into segregated escrow accounts.
Loss on Extinguishment of Debt and the Write-off of Deferred Financing Costs
The following tables provide a summary of the loss on extinguishment of debt and the write-off of deferred financing costs recorded by the Company upon the redemption of senior notes and the refinancing of credit facilities:

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Three and Nine Months Ended September 30, 2020
CSC Holdings 5.375% Senior Guaranteed Notes due 2023	$26,721
CSC Holdings 7.75% Senior Notes due 2025	35,375
CSC Holdings 10.875% Senior Notes due 2025	136,249
CSC Holdings 6.625% Senior Guaranteed Notes due 2025	52,144
$250,489

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cablevision 5.125% Senior Notes due 2021	$503	$503
CSC Holdings 10.125% Senior Notes due 2023	—	154,666
Refinancing and subsequent amendment to CSC Holdings credit facility	—	4,430
	$503	$159,599

Summary of Debt Maturities
The future maturities of debt payable by the Company under its various debt obligations outstanding as of September 30, 2020, including notes payable and collateralized indebtedness (see Note 11), but excluding finance lease obligations (see Note 8), are as follows:

2020 (excluding the nine months ended September 30, 2020)	$19,100
2021	1,182,893
2022	728,667
2023	1,835,383
2024	1,006,727
Thereafter	20,982,993

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
All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  If any one of these contracts was terminated prior to its scheduled maturity date, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

underlying stock and equity collar, calculated at the termination date.  As of September 30, 2020, the Company did not have an early termination shortfall relating to any of these contracts.
The Company monitors the financial institutions that are counterparties to its equity derivative contracts.  All of the counterparties to such transactions carry investment grade credit ratings as of September 30, 2020.
Interest Rate Swap Contracts
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. As of September 30, 2020, the Company did not hold and has not issued derivative instruments for trading or speculative purposes.
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at
		September 30, 2020	December 31, 2019

Asset Derivatives:
Interest rate swap contracts	Derivative contracts, long-term	$5,028	$—
Prepaid forward contracts	Derivative contracts, long-term	22,770	25,207
		27,798	25,207
Liability Derivatives:
Interest rate swap contracts	Other current liabilities	(3,988)	(469)
Prepaid forward contracts	Liabilities under derivative contracts, long-term	(66,155)	(94,795)
Interest rate swap contracts	Liabilities under derivative contracts, long-term	(300,659)	(160,871)
		$(370,802)	$(256,135)
The following table presents certain statement of operations data related to our derivative contracts and the underlying common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gain (loss) on derivative contracts related to change in the value of equity derivative contracts related to Comcast common stock	$(261,597)	$(77,333)	$26,203	$(303,986)
Change in the fair value of Comcast common stock included in gain (loss) on investments	312,714	120,277	55,412	473,796
Loss on interest rate swap contracts, net of a gain of $74,835 recorded in the 2020 nine month period in connection with the early termination of the swap agreements discussed below	(158)	(11,163)	(88,725)	(61,735)
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
During the nine months ended September 30, 2020, the Company entered into three new interest rate swap contracts on an aggregate notional value of $3,850,000. See table below.
The following is a summary of interest rate swap contracts outstanding at September 30, 2020:

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
The following table presents the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis and their classification under the fair value hierarchy.

	Fair Value Hierarchy	September 30, 2020	December 31, 2019
Assets:
Money market funds	Level I	$12,221	$563,704
Investment securities pledged as collateral	Level I	1,987,109	1,931,697
Prepaid forward contracts	Level II	22,770	25,207
Interest rate swap contracts	Level II	5,028	—
Liabilities:
Prepaid forward contracts	Level II	66,155	94,795
Interest rate swap contracts	Level II	304,647	161,340
Contingent consideration related to 2017 and 2018 acquisitions	Level III	—	7,250
The Company's money market funds which are classified as cash equivalents and investment securities pledged as collateral are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
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
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate:
Credit Facility Debt, Collateralized Indebtedness, Senior Notes, Senior Guaranteed Notes, Senior Secured Notes, Notes Payable and Supply Chain Financing
The fair values of each of the Company's debt instruments are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities. The fair value of notes payable is based primarily on the present value of the remaining payments discounted at the borrowing cost. The carrying value of outstanding amounts related to supply chain financing agreements approximates the fair value due to the short-term maturity (less than one year).
The carrying amounts, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized as follows:

		September 30, 2020		December 31, 2019
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value
Credit facility debt	Level II	$7,296,129	$7,343,375	$7,148,287	$7,190,438
Collateralized indebtedness	Level II	1,609,281	1,694,258	1,585,088	1,611,095
Senior guaranteed and senior secured notes	Level II	8,072,808	7,511,458	7,602,456	8,220,518
Senior notes	Level II	8,413,912	9,810,693	7,874,040	8,728,870
Notes payable and supply chain financing	Level II	154,425	154,978	140,994	141,713
		$25,546,555	$26,514,762	$24,350,865	$25,892,634

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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES Act") was enacted and signed into law. Certain provisions of the CARES Act impacted the 2019 income tax provision computations of the Company and have been reflected in the consolidated financial statements for the nine months ended September 30, 2020. The CARES Act modified the interest limitation under section 163(j) of the Internal Revenue Code ("163(j)") for 2019 and 2020, increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income. This modification significantly increased the allowable interest deduction for the Company in 2019, resulting in less utilization of net operating loss carryforwards. For state tax purposes, an estimated net benefit of approximately $10,500 was recognized for the three months ended March 31, 2020 driven by a decrease in federal taxable income for 2019 due to the 163(j) law change under the CARES Act. However, due to the decoupling from the CARES Act by New York State and New York City, the net benefit decreased approximately $8,000 in the three months ended June 30, 2020, resulting in a net state tax benefit of approximately $2,500 for the nine months ended September 30, 2020. In addition, the CARES Act accelerated the ability of companies to receive refunds of Alternative Minimum

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Tax credits. For the Company, the remaining approximately $12,000 in tax credits will be refunded as part of the 2019 tax filing and is included in prepaid expenses and other current assets in the accompanying balance sheets.
Altice USA
For the three and nine months ended September 30, 2020, Altice USA recorded a tax expense of $33,186 and $109,047 on pre-tax income of $30,457 and $216,257, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and certain state tax expense adjustments, partially offset by a benefit resulting from the recently enacted CARES Act. In addition, income tax expense of $16,878 was recognized in the three months ended September 30, 2020 as a result of the reevaluation of the Company's deferred tax liability in connection with the tax rate increase in New Jersey for 2020 through 2023, enacted in September 2020.
For the three and nine months ended September 30, 2019, Altice USA recorded a tax expense of $37,871 and $56,445 on pre-tax income of $115,267 and $195,053, respectively, resulting in an effective tax rate that was higher than the U.S. federal statutory tax rate. The primary differences between the effective tax rate and the statutory tax rate are due to a revaluation of state deferred taxes primarily due to certain changes to the state tax rates used to measure the Company’s deferred tax liabilities and certain non-deductible expenses.
CSC Holdings
For the three and nine months ended September 30, 2020, CSC Holdings recorded a tax expense of $33,132 and $94,790 on pre-tax income of $30,258 and $215,711, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and certain state tax expense adjustments, partially offset by a benefit resulting from the recently enacted CARES Act. In addition, income tax expense of $16,878 was recognized in the three months ended September 30, 2020 as a result of the reevaluation of the Company's deferred tax liability in connection with the tax rate increase in New Jersey for 2020 through 2023, enacted in September 2020.
For the three and nine months ended September 30, 2019, CSC Holdings recorded a tax expense of $44,693 and $76,845 on pre-tax income of $140,210 and $268,640, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to revaluation of state deferred taxes primarily due to certain changes to the state tax rates used to measure CSC Holdings’ deferred tax liabilities, partially offset by certain non-deductible expenses.
NOTE 14.    SHARE-BASED COMPENSATION
Long Term Incentive Plan
Pursuant to the 2017 Altice USA Long Term Incentive Plan, as amended (the "LTIP"), the Company may grant awards of options, restricted shares, restricted share units, stock appreciation rights, performance stock, performance stock units, and other awards. In June 2020, shareholders of the Company approved an increase to the number of shares authorized for issuance under the LTIP by 35,000,000 shares to 54,879,291, and approved the extension of the term to June 10, 2030.
Carry Unit Plan
Certain employees of the Company and its affiliates received awards of units in a carry unit plan of Neptune Management LP, an entity which has an ownership interest in Neptune Holding US Limited Partnership.
The following table summarizes activity relating to these carry units:

	Number of Time Vesting Awards	Weighted Average Grant Date Fair Value
Balance, December 31, 2019	37,518,750	$2.35
Vested	(28,718,750)	2.22
Forfeited	(212,500)	0.56
Balance, September 30, 2020	8,587,500	$3.09

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The weighted average fair value per unit was $2.04 and $3.25, as of September 30, 2020 and December 31, 2019, respectively. For the three and nine months ended September 30, 2020 and 2019, the Company recognized share-based compensation expense of $1,498 and $8,555, and $7,214 and $21,548, respectively, related to the carry unit plan.
Stock Options
The following table summarizes activity related to the stock options granted to Company employees:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)
Balance at December 31, 2019	14,083,741	$19.12	8.74	$112,915
Granted	26,139,922	28.32
Exercised	(328,534)	17.52
Forfeited	(1,978,418)	21.86
Balance at September 30, 2020	37,916,711	25.33	8.90	85,987,480
Options exercisable at September 30, 2020	762,863	$17.73	7.31	$6,310,812

(a)The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of the Company's Class A common stock at the respective date.
The Company recognized share-based compensation expense related to employee stock options for the three and nine months ended September 30, 2020 and 2019 of $27,601 and $73,277 and $8,780 and $23,914, respectively. As of September 30, 2020, there was $171,837 of total unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of approximately 2.94 years.
The following weighted-average assumptions were used to calculate the fair values of stock option awards granted during the nine months ended September 30, 2020:

Risk-free interest rate	1.45%
Expected life (in years)	6.38
Dividend yield	—%
Volatility	28.47%
Grant date fair value	$7.74
Performance Stock Unit Awards
In January 2020, certain employees of the Company were granted performance stock units ("PSUs"). Each PSU gives the employee the right to receive one share of Altice USA class A common stock, upon achievement of a specified stock price hurdle. The PSUs will be forfeited if the applicable performance measure is not achieved prior to January 29, 2026 or if the employee does not continue to provide services to the Company through the achievement date of the applicable performance measure.
As of September 30, 2020, the Company had 7,455,182 PSUs outstanding. The PSUs have a weighted average grant date fair value of $10.65 per unit. For the three and nine months ended September 30, 2020, the Company recognized share based compensation expense of $4,957 and $13,277 related to these PSUs. As of September 30, 2020 there was

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

$65,900 of total unrecognized compensation cost related to outstanding PSUs which is expected to be recognized over a weighted-average period of approximately 5.4 years.
The following assumptions were used to calculate the fair values of the PSUs granted during the nine months ended September 30, 2020:

Risk-free interest rate	1.46%
Expected life (in years)	4 and 6
Dividend yield	—%
Volatility	34.22%
Restricted Awards
For the three and nine months ended September 30, 2020, the Company recorded share based compensation expense of $652 and $1,864, respectively, related to restricted awards granted to certain employees pursuant to the LTIP. In January 2020, certain restricted awards granted to employees in the prior year were cancelled. These employees received new grants of stock options and PSUs.
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
The following table summarizes the revenue and charges related to services provided to or received from affiliates and related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$4,188	$70	$11,055	$1,158
Operating expenses:
Programming and other direct costs	$(3,621)	$(3,508)	$(7,548)	$(7,282)
Other operating expenses, net	(2,413)	(1,602)	(8,515)	(5,868)
Operating expenses, net	(6,034)	(5,110)	(16,063)	(13,150)

Net charges	$(1,846)	$(5,040)	$(5,008)	$(11,992)
Capital Expenditures	$4,577	$3,456	$15,478	$9,346
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Capital Expenditures
Capital expenditures primarily include costs for equipment purchased and software development services provided by subsidiaries of Altice Europe.
Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	September 30, 2020	December 31, 2019
Due from:
Altice Europe	$424	$4,076
Other affiliates and related parties	1,159	2,698
	$1,583	$6,774
Due to:
Altice Europe	$5,642	$7,456
	$5,642	$7,456

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
CSC Holdings
CSC Holdings made cash equity distribution payments to its parent aggregating $431,100, and $1,803,833, respectively, during the three and nine months ended September 30, 2020. The distributions for the three months ended September 30, 2020 were recorded as a decrease in retained earnings of $7,112, representing the cumulative earnings through the distribution dates, and a decrease in other member's equity of $423,988. The distributions for the nine months ended September 30, 2020 were recorded as a decrease in retained earnings of $137,409, representing the cumulative earnings through the distribution dates, and a decrease in other member's equity of $1,666,424.
CSC Holdings made cash equity distribution payments to its parent aggregating $514,604 and $1,744,094, respectively, during the three and nine months ended September 30, 2019. The distributions for the three months ended September 30, 2019 were recorded as a decrease in retained earnings of $90,356, representing the cumulative earnings through the distribution dates, and a decrease in other member's equity of $424,248. The distributions for the nine months ended September 30, 2019 were recorded as a decrease in retained earnings of $723,897, representing the cumulative earnings through the distribution dates, and a decrease in other member's equity of $1,020,197.
For the three and nine months ended September 30, 2020, CSC Holdings recorded net non-cash equity contributions (distributions) of $52,421 and $(62,766), respectively, which represent the non-cash settlement of intercompany balances with Altice USA. These balances primarily include amounts due to/due from Altice USA pursuant to tax sharing agreements between the entities.
NOTE 16.    COMMITMENTS AND CONTINGENCIES
Legal Matters
In the latter half of 2018, eight named plaintiffs, each on behalf of a putative class of stockholders who purchased Company common stock in Altice USA's IPO pursuant to the Registration Statement and Prospectus, filed complaints (seven in New York State Supreme Court, one in United States District Court for the Eastern District of New York). The lawsuits name as defendants Altice USA, Altice Europe, and Altice USA's directors, among others, and assert that all defendants violated Sections 11 and 12 of the Securities Act of 1933 (the "Securities Act") and that the individual defendants violated Section 15 of the Securities Act as control persons. In a consolidated amended complaint filed in the lawsuit in the Eastern District of New York, plaintiff also asserts violations of Section 10(b) of the Securities Act of 1934 ("34 Act"), Rule 10b-5 promulgated thereunder, and Section 20 of the 34 Act against

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Altice USA, Altice Europe, and certain individual directors. The facts underlying each case are substantively similar, with plaintiffs alleging that the Registration Statement and Prospectus misrepresented or omitted material facts relating to the negative performance of Altice France and Altice Portugal, the disclosure of which in November 2017 negatively impacted the value of Altice USA’s stock. In June of 2019, plaintiffs in the New York State action filed a consolidated amended complaint, which the Company moved to dismiss in July of 2019. The Company moved to dismiss the complaint in the Eastern District of New York in October 2019. On June 26, 2020, the state Court granted the Company’s motion to dismiss. Plaintiffs in the New York State action filed a notice of appeal on July 21, 2020 and moved for leave to file an amended complaint on September 4, 2020. On September 23, 2020, the federal district court granted the Company’s motion to dismiss with leave for plaintiff to refile. On October 7, 2020, plaintiffs filed a second amended complaint in the Eastern District of New York.
On June 23, 2020, a purported stockholder of the Company filed a complaint in the Court of Chancery of the State of Delaware, derivatively on behalf of the Company, against Patrick Drahi, Next Alt S.A.R.L., and those directors of the Company who are members of the Compensation Committee (collectively, the “Director Defendants”). The Company is also named as a nominal defendant in the complaint. The complaint alleges that the Director Defendants breached their fiduciary duties to the Company’s stockholders, and wasted corporate assets, by approving certain equity grants for Patrick Drahi. The complaint seeks rescission of the equity awards, monetary damages, and costs and disbursements for the plaintiff. On October 15, 2020, the Director Defendants answered the complaint and the Company filed a general denial of liability.
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
Overview
Our Business
We principally provide broadband communications and video services in the United States and market our services primarily under two brands: Optimum, in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. We deliver broadband, video, and telephony services to approximately 5.0 million residential and business customers. Our footprint extends across 21 states through a fiber-rich broadband network with approximately 9.0 million homes passed as of September 30, 2020. Additionally, we offer news programming and content, and advertising services. In September 2019, the Company launched Altice Mobile, a full service mobile offering, to consumers across its footprint.
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
We derive revenue principally through monthly charges to residential customers of our broadband, video, and telephony services. We also derive revenue from digital video recorder ("DVR"), video-on-demand ("VOD"), pay-per-view, installation and home shopping commissions. Our residential broadband, video, and telephony services accounted for approximately 37%, 38%, and 5%, respectively, of our consolidated revenue for the nine months ended September 30, 2020. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking and video services. For the nine months ended September 30, 2020, 15% of our consolidated revenue was derived from these business services. In addition, we derive revenues from the sale of advertising time available on the programming carried on our cable television systems, digital advertising and data analytics, and affiliation fees for news programming, which accounted for approximately 4% of our consolidated revenue for the nine months ended September 30, 2020. Our mobile and other revenue for the nine months ended September 30, 2020 accounted for approximately 1% of our consolidated revenue.
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
Historically, we have made substantial investments in our network and the development of new and innovative products and other service offerings for our customers as a way of differentiating ourselves from our competitors and may continue to do so in the future. We are constructing a FTTH network, which will ultimately enable us to deliver more than 10 Gbps symmetric broadband speeds in areas where FTTH is deployed. In addition, we launched Altice Mobile to consumers across our footprint in September 2019. We may incur greater than anticipated capital expenditures in connection with these initiatives, fail to realize anticipated benefits, experience delays and business disruptions or encounter other challenges to executing them as planned. See "Liquidity and Capital Resources" for additional information regarding our capital expenditures.
Certain Transactions
The following transactions occurred during the periods covered by this Management's Discussion and Analysis of Financial Condition and Results of Operations:
On July 14, 2020, the Company completed its acquisition of certain cable assets in New Jersey and the operating results of the acquired business were consolidated as of the acquisition date.
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
We believe Adjusted EBITDA is an appropriate measure for evaluating the operating performance of the Company. Adjusted EBITDA and similar measures with similar titles are common performance measures used by investors, analysts and peers to compare performance in our industry. Internally, we use revenue and Adjusted EBITDA measures as important indicators of our business performance and evaluate management’s effectiveness with specific reference to these indicators. We believe Adjusted EBITDA provides management and investors a useful measure for period-to-period comparisons of our core business and operating results by excluding items that are not comparable across reporting periods or that do not otherwise relate to the Company’s ongoing operating results. Adjusted EBITDA should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), and other measures of performance presented in accordance with GAAP. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies.
We also use Operating Free Cash Flow (defined as Adjusted EBITDA less cash capital expenditures), and Free Cash Flow (defined as net cash flows from operating activities less cash capital expenditures) as indicators of the Company’s financial performance. We believe these measures are two of several benchmarks used by investors, analysts and peers for comparison of performance in the Company’s industry, although they may not be directly comparable to similar measures reported by other companies.

Results of Operations - Altice USA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Residential:
Broadband	$941,237	$814,328	$2,747,129	$2,396,151
Video	867,021	993,158	2,766,608	3,028,914
Telephony	115,995	148,231	358,347	452,927
Business services and wholesale	362,215	357,628	1,092,309	1,066,123
News and advertising	124,177	118,067	326,348	327,255
Mobile	19,722	3,174	57,944	3,174
Other	3,619	4,076	10,536	11,766
Total revenue	2,433,986	2,438,662	7,359,221	7,286,310
Operating expenses:
Programming and other direct costs	783,934	820,896	2,509,323	2,452,875
Other operating expenses	558,092	568,233	1,683,038	1,702,124
Restructuring and other expense	40,419	12,381	88,679	39,090
Depreciation and amortization (including impairments)	502,248	565,637	1,571,611	1,695,685
Operating income	549,293	471,515	1,506,570	1,396,536
Other income (expense):
Interest expense, net	(322,454)	(387,276)	(1,036,880)	(1,154,353)
Gain on investments and sale of affiliate interests, net	314,177	120,253	56,301	478,124
Gain (loss) on derivative contracts, net	(261,597)	(77,333)	26,203	(303,986)
Loss on interest rate swap contracts, net	(158)	(11,163)	(88,725)	(61,735)
Loss on extinguishment of debt and write-off of deferred financing costs	(250,489)	(503)	(250,489)	(159,599)
Other income (expense), net	1,685	(226)	3,277	66
Income before income taxes	30,457	115,267	216,257	195,053
Income tax expense	(33,186)	(37,871)	(109,047)	(56,445)
Net income (loss)	(2,729)	77,396	107,210	138,608
Net income attributable to noncontrolling interests	(1,966)	(157)	(1,499)	(1)
Net income (loss) attributable to Altice USA, Inc. stockholders	$(4,695)	$77,239	$105,711	$138,607

The following is a reconciliation of net income (loss) to Adjusted EBITDA and Operating Free Cash Flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(2,729)	$77,396	$107,210	$138,608
Income tax expense	33,186	37,871	109,047	56,445
Other expense (income), net	(1,685)	226	(3,277)	(66)
Loss on interest rate swap contracts, net	158	11,163	88,725	61,735
Loss (gain) on derivative contracts, net	261,597	77,333	(26,203)	303,986
Gain on investments and sales of affiliate interests, net	(314,177)	(120,253)	(56,301)	(478,124)
Loss on extinguishment of debt and write-off of deferred financing costs	250,489	503	250,489	159,599
Interest expense, net	322,454	387,276	1,036,880	1,154,353
Depreciation and amortization	502,248	565,637	1,571,611	1,695,685
Restructuring and other expense	40,419	12,381	88,679	39,090
Share-based compensation	34,710	18,835	96,974	49,160
Adjusted EBITDA	1,126,670	1,068,368	3,263,834	3,180,471
Capital expenditures (cash)	201,572	375,302	729,377	1,032,555
Operating Free Cash Flow	$925,098	$693,066	$2,534,457	$2,147,916
The following is a reconciliation of net cash flows from operating activities to Free Cash Flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net cash flows from operating activities	$659,120	$541,023	$2,188,661	$1,833,987
Capital expenditures (cash)	201,572	375,302	729,377	1,032,555
Free Cash Flow	$457,548	$165,721	$1,459,284	$801,432

The following table sets forth certain customer metrics, excluding Altice Mobile customers, for the Company:

	September 30,	June 30,	September 30,
	2020 (f)	2020 (f)	2019
Homes passed (a)	8,987.9	8,880.1	8,769.1
Total customer relationships (b)(c)	5,040.9	4,997.1	4,922.9
Residential	4,663.5	4,621.4	4,538.6
SMB	377.5	375.7	384.4
Residential customers:
Broadband	4,363.5	4,307.8	4,180.3
Video	3,035.1	3,102.9	3,223.4
Telephony	2,279.5	2,337.1	2,446.6
Penetration of homes passed (d)	56.1%	56.3%	56.1%
ARPU(e) (g)	$138.16	$144.38	$143.63

(a)Represents the estimated number of single residence homes, apartments and condominium units passed by the broadband network in areas serviceable without further extending the transmission lines. In addition, it includes commercial establishments that have connected to our broadband network. Broadband services were not available to approximately 30 thousand homes passed and telephony services were not available to approximately 500 thousand homes passed.

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
(f)Customer metrics for the 2020 periods include customers that were not disconnected pursuant to the Keep Americans Connected pledge ("Pledge") through June 30, 2020 that the Company made in response to the COVID-19 pandemic and customers that have not been disconnected pursuant to the New Jersey Executive Order No. 126 ("NJ Order") enacted in April 2020 that protects New Jersey residents from disconnection of internet and voice services for non-payment. However, the metrics exclude new customers with students in the household that were receiving broadband services for free ("Altice Advantage"). The following table provides details of these COVID-19 related offers and programs:

	September 30, 2020		June 30, 2020
	Pledge and NJ Order (i)	Altice Advantage Customers	Pledge and NJ Order (ii)	Altice Advantage Customers
	Included	(Excluded)	Included	(Excluded)
Total customer relationships	22.4	(1.4)	18.7	(17.8)
Residential	22.4	(1.4)	18.1	(17.8)
SMB	—	—	0.6	—
Residential customers:
Broadband	22.1	(1.4)	17.9	(17.8)
Video	2.4	—	8.0	—
Telephony	9.5	—	8.9	—
(i)Represent customers who would have been disconnected as a result of non-payment under our normal policies, but were not disconnected pursuant to the NJ Order and customers who were previously protected by the Pledge who were not disconnected. As of September 30, 2020, an aggregate of 49.5 thousand customers (48.7 thousand residential and 0.7 thousand SMB) with past-due account balances are protected pursuant to the NJ Order or had requested protection pursuant to the Pledge prior to June 30, 2020.
(ii)Represent customers who would have been disconnected as a result of non-payment under our normal policies, but were not disconnected pursuant to the Pledge and the NJ Order. As of June 30, 2020, an aggregate of 56.1 thousand customers (54.8 thousand residential and 1.3 thousand SMB) with past-due account balances requested protection pursuant to the Pledge or are protected pursuant to the NJ Order.
(g)    ARPU for the September 30, 2020 period reflects a reduction of $5.51 due to credits that we currently anticipate will be issued to video customers as a result of credits the Company expects to receive from certain sports programming networks whereby the minimum number of events were not delivered pursuant to the contractual agreements with the networks and related franchise fees.

Altice USA- Comparison of Results for the Three and Nine Months Ended September 30, 2020 compared to the Three and Nine Months Ended September 30, 2019
Broadband Revenue
Broadband revenue for the three and nine months ended September 30, 2020 was $941,237 and $2,747,129, respectively, while broadband revenue for the three and nine months ended September 30, 2019 was $814,328 and $2,396,151, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing subscribers, and changes in speed tiers. Additionally, revenue is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Broadband revenue increased $126,909 (16%) and $350,978 (15%) for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. The increase was due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases and service level changes, and an increase in broadband customers, partially offset by customer credits issued for service outages following certain storms.
Video Revenue
Video revenue for the three and nine months ended September 30, 2020 was $867,021 and $2,766,608, respectively. Video revenue for the three and nine months ended September 30, 2019 was $993,158 and $3,028,914, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing customers, and changes in programming packages. Additionally, revenue is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Video revenue decreased $126,137 (13%) and $262,306 (9%) for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. Video revenue for the three and nine months ended September 30, 2020 includes estimated credits of approximately $76,700 that we currently anticipate will be issued to customers as a result of $73,300 of credits the Company expects to receive from certain sports programming networks whereby the minimum number of events were not delivered pursuant to the contractual agreements with the networks and related franchise fees. These credits did not impact Adjusted EBITDA for the periods. The remaining decrease was due primarily to a decline in video customers, as well as customer credits issued for service outages following certain storms.
Telephony Revenue
Telephony revenue for the three and nine months ended September 30, 2020 was $115,995 and $358,347, respectively. Telephony revenue for the three and nine months ended September 30, 2019 was $148,231 and $452,927, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Revenue is impacted by changes in rates for services, changes in the number of customers, and additional services sold to our existing customers. Additionally, revenue is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Telephony revenue decreased $32,236 (22%) and $94,580 (21%) for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively. The decrease was due to lower average revenue per telephony customer and a decline in telephony customers, as well as customer credits issued for service outages following certain storms.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three and nine months ended September 30, 2020 was $362,215 and $1,092,309, respectively. Business services and wholesale revenue for the three and nine months ended September 30, 2019 was $357,628 and $1,066,123, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber based telecommunications services to the business market, and the sale of broadband, video and telephony services to SMB customers.
Business services and wholesale revenue increased $4,587 (1%) and $26,186 (2%) for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively. The increase was primarily due to higher average recurring broadband revenue per SMB customer, primarily driven by certain rate increases and service level changes and an increase in revenue related to an indefeasible right of use contract recorded in the second quarter of 2020, partially offset by a decrease in SMB customers for the nine month period, customer credits issued for service outages following certain storms and customer credits of approximately $2,000 that we currently anticipate will be issued to SMB customers as a result of credits the Company expects to receive from certain sports programming networks whereby the minimum number of events were not delivered pursuant to the contractual agreements with the networks and related franchise fees. These credits did not impact Adjusted EBITDA for the periods.
News and Advertising Revenue
News and advertising revenue for the three and nine months ended September 30, 2020 was $124,177 and $326,348, respectively. News and advertising revenue for the three and nine months ended September 30, 2019 was $118,067 and $327,255, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems, (ii) advertising on over the top ("OTT") platforms, (iii) digital advertising, and (iv) data analytics. News and advertising revenue also includes affiliation fees for news programming.
News and advertising revenue increased $6,110 (5%) and decreased $907 for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019. The increase for the three months ended September 30, 2020 was primarily due to growth in political advertising and higher affiliate revenue for News 12, partially offset by a decline in other advertising revenue. The decrease for the nine month period was primarily due to a net decline in advertising revenue, other than political advertising which increased, partially offset by higher affiliate revenue for News 12.
Mobile Revenue
Mobile revenue for the three and nine months ended September 30, 2020 was $19,722 and $57,944, respectively, and for the three and nine months ended September 30, 2019 was $3,174 and relates to sales of devices and mobile services, which was launched to consumers in September 2019. As of September 30, 2020, we had approximately 162,000 mobile lines.
Other Revenue
Other revenue for the three and nine months ended September 30, 2020 was $3,619 and $10,536, respectively. Other revenue for the three and nine months ended September 30, 2019 was $4,076 and $11,766, respectively. Other revenue includes revenue from other miscellaneous revenue streams.
Programming and Other Direct Costs
Programming and other direct costs for the three and nine months ended September 30, 2020 amounted to $783,934 and $2,509,323, respectively. Programming and other direct costs for the three and nine months ended September 30, 2019 amounted to $820,896 and $2,452,875, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs typically rise due to increases in contractual rates and new channel launches and are also impacted by changes in the number of customers receiving certain programming services. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the costs of mobile devices sold to our customers and direct costs of providing mobile services.
The decrease of $36,962 (5%) and increase of $56,448 (2%) for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019 are primarily attributable to the following:

	Three Months	Nine Months
Costs of mobile devices	$5,829	$31,475
Increase in call completion and transfer costs primarily related to our mobile business ($10,191 and $23,390 for the three and nine months) and an increase in call activity	11,608	25,332
Increase primarily relating to costs of digital media and linear advertising spots for resale	1,727	8,486
Net increase (decrease) in programming costs which includes estimated credits expected to be received (see discussion below), a decrease in costs due to lower video customers, and an increase in costs due to net contractual rate increases	(47,272)	627
Decrease in costs due to certain tax refunds	(11,033)	(11,033)
Other net increases	2,179	1,561
	$(36,962)	$56,448
Programming costs
Programming costs aggregated $631,211 and $2,044,475 for the three and nine months ended September 30, 2020 and $678,483 and $2,043,848 for the three and nine months ended September 30, 2019, respectively. The programming costs for the three and nine months ended September 30, 2020 include estimated credits of $75,300 that the Company expects to receive from certain sports programming networks whereby the minimum number of events were not delivered pursuant to the contractual agreements with the networks. These credits did not impact Adjusted EBITDA for the periods as we reduced video revenue for a corresponding amount as it is currently anticipated that these credits will be issued to customers. Our programming costs in 2020 will continue to be impacted by changes in programming rates, which we expect to increase, and by changes in the number of video customers.
Other Operating Expenses
Other operating expenses for the three and nine months ended September 30, 2020 amounted to $558,092 and $1,683,038, respectively. Other operating expenses for the three and nine months ended September 30, 2019 amounted to $568,233 and $1,702,124, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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

The decreases in other operating expenses of $10,141 and $19,086, offset by an increase of $9,559 and $34,659 relating to our mobile service, for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019 was attributable to the following:

	Three Months	Nine Months
Net decrease in labor costs and benefits (offset by an increase in costs related to Cheddar of $9,596 for the nine months, which was acquired in June 2019), partially offset by a decrease in capitalizable activity	$(15,017)	$(57,303)
Decrease in sales and marketing	(1,174)	(14,322)
Decrease in billing costs, primarily due to systems integration	(1,398)	(7,414)
Decrease in bad debt expense	(17,714)	(10,671)
Increase in share-based compensation	15,874	47,813
Increase in rent and property taxes	3,872	11,392
Increase in repairs and maintenance	3,373	4,058
Other net increases (including a decrease of $5,598 due to a favorable resolution of a tax matter)	2,043	7,361
	$(10,141)	$(19,086)
Restructuring and Other Expense
Restructuring and other expense for the three and nine months ended September 30, 2020 amounted to $40,419 and $88,679, as compared to $12,381 and $39,090 for the three and nine months ended September 30, 2019. Restructuring and other expense for the three and nine months ended September 30, 2020 primarily includes $5,428 and $45,556, respectively, related to contractual payments for terminated employees. In addition, the Company recorded restructuring charges of $26,621 and $28,937 for the three and nine months ended September 30, 2020. respectively, related primarily to the impairment of right-of-use operating ("ROU") lease assets, included in the Company's restructuring initiatives, as their carrying amount was not recoverable and exceeded their fair value. The remaining balance includes severance and other employee related costs resulting from headcount reductions and facility realignment costs related to initiatives which commenced in 2016 and 2019 and certain transaction costs.
The amounts for the three and nine months ended September 30, 2019 primarily related to severance and other employee related costs resulting from headcount reductions, facility realignment costs and impairments of certain ROU lease assets, related to initiatives which commenced in 2016 and 2019 that are intended to simplify the Company's organizational structure.
We currently anticipate that additional restructuring expenses will be recognized as we continue to analyze and make modifications to our organizational structure.
Depreciation and Amortization
Depreciation and amortization for the three and nine months ended September 30, 2020 amounted to $502,248 and $1,571,611, respectively. Depreciation and amortization for the three and nine months ended September 30, 2019 amounted to $565,637 and $1,695,685, respectively.
The decreases in depreciation and amortization of $63,389 (11%) and $124,074 (7%) for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019 are due to certain fixed assets and intangible assets becoming fully depreciated or amortized, partially offset by the acceleration of amortization expense related to certain customer relationship intangible assets and an increase in depreciation as a result of asset additions.
Adjusted EBITDA
Adjusted EBITDA amounted to $1,126,670 and $3,263,834 for the three and nine months ended September 30, 2020, respectively as compared to $1,068,368 and $3,180,471 for the three and nine months ended September 30, 2019, respectively.
Adjusted EBITDA is a non-GAAP measure that is defined as net income (loss) excluding income taxes, non-operating income or expenses, loss on extinguishment of debt and write-off of deferred financing costs, gain (loss) on interest rate swap contracts, gain (loss) on derivative contracts, gain (loss) on investments and sale of affiliate interests, interest expense, interest income, depreciation and amortization (including impairments), share-based compensation expense or benefit, restructuring expense or credits and transaction expenses. See reconciliation of net income (loss) to adjusted EBITDA above.

The increase in adjusted EBITDA for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 was due to an increase in revenue and a net decrease in operating expenses (excluding depreciation and amortization, restructuring and other expense and share-based compensation), as discussed above.
Operating Free Cash Flow
Operating free cash flow was $925,098 and $2,534,457 for the three and nine months ended September 30, 2020, respectively, and $693,066 and $2,147,916 for the three and nine months ended September 30, 2019, respectively. The increase in operating free cash flow for the 2020 periods as compared to 2019 is due to a decrease in capital expenditures and an increase in adjusted EBITDA.
Operating Free Cash Flow is a non-GAAP measure that is defined as Adjusted EBITDA less cash capital expenditures. See discussion above under "Non-GAAP Financial Measures" for further information.
Free Cash Flow
Free cash flow was $457,548 and $1,459,284 for the three and nine months ended September 30, 2020, respectively, and $165,721 and $801,432 for the three and nine months ended September 30, 2019, respectively. The increase in free cash flow in the 2020 periods as compared to the 2019 periods is due to an increase in cash flows from operating activities and a decrease in capital expenditures.
Free Cash Flow is a non-GAAP measure that is defined as net cash flows from operating activities less cash capital expenditures. See discussion above under "Non-GAAP Financial Measures" for further information.
Interest expense
Interest expense, net was $322,454 and $1,036,880 for the three and nine months ended September 30, 2020, respectively, and $387,276 and $1,154,353 for the three and nine months ended September 30, 2019, respectively. The decreases of $64,822 and $117,473 for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019 are attributable to the following:

	Three Months	Nine Months
Decrease due to changes in average debt balances and interest rates on our indebtedness, including our collateralized debt	$(61,238)	$(109,371)
Lower interest income	1,360	1,974
Other net decreases, primarily amortization of deferred financing costs and original issue discounts	(4,944)	(10,076)
	$(64,822)	$(117,473)
Gain on Investments and Sale of Affiliate Interests, net
Gain on investments, net for the three and nine months ended September 30, 2020, of $314,177 and $56,301, respectively and $120,253 and $478,124, respectively, consists primarily of the increase in the fair value of Comcast common stock owned by the Company for the periods. The effects of these gains are partially offset by the losses (gains) on the related equity derivative contracts, net described below.
Gain (Loss) on Derivative Contracts, net
Gain (loss) on derivative contracts, net for the three and nine months ended September 30, 2020 amounted to $(261,597) and $26,203, respectively, and $(77,333) and $(303,986) for the three and nine months ended September 30, 2019, respectively, and includes realized and unrealized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company. The effects of these gains (losses) are generally offset by losses (gains) on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.
Loss on Interest Rate Swap Contracts, net
Loss on interest rate swap contracts, net was $158 and $88,725 for the three and nine months ended September 30, 2020, respectively, and $11,163 and $61,735 for the three and nine months ended September 30, 2019, respectively. These amounts represent the increase or decrease in the fair value of interest rate swap contracts. For the nine months ended September 30, 2020, the loss is net of a gain recognized in connection with the early termination of two interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes.

Loss on Extinguishment of Debt and Write-off of Deferred Financing Costs
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $250,489 for the three and nine months ended September 30, 2020 and $503 and $159,599 for the three and nine months ended September 30, 2019.
The following tables provide a summary of the loss on extinguishment of debt and the write-off of deferred financing costs recorded by the Company upon the redemption of senior notes and the refinancing of credit facilities:

Three and Nine Months Ended September 30, 2020
CSC Holdings 5.375% Senior Guaranteed Notes due 2023	$26,721
CSC Holdings 10.875% Senior Notes due 2025	35,375
CSC Holdings 7.75% Senior Notes due 2025	136,249
CSC Holdings 6.625% Senior Guaranteed Notes due 2025	52,144
$250,489

	Three months ended September 30, 2019	Nine months ended September 30, 2019
CSC Holdings 10.125% Senior Notes due 2023	$—	$154,666
Cablevision 5.125% Senior Notes due 2021	503	503
Refinancing and subsequent amendment to CSC Holdings credit facility	—	4,430
	$503	$159,599
Other Income (Expense), Net
Other income (expense), net amounted to $1,685 and $3,277 for the three and nine months ended September 30, 2020, respectively, compared to $(226) and $66 for the three and nine months ended September 30, 2019, respectively.
Income Tax Expense
For the three and nine months ended September 30, 2020, Altice USA recorded a tax expense of $33,186 and $109,047 on pre-tax income of $30,457 and $216,257, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and certain state tax expense adjustments, partially offset by a benefit resulting from the recently enacted Coronavirus Aid, Relief and Economic Security ("CARES Act"). See further details related to the CARES Act in Note 13 of the consolidated financial statements. In addition, income tax expense of $16,878 was recognized in the three months ended September 30, 2020 as a result of the reevaluation of the Company's deferred tax liability in connection with the tax rate increase in New Jersey for 2020 through 2023, enacted in September 2020.
For the three and nine months ended September 30, 2019, Altice USA recorded a tax expense of $37,871 and $56,445 on pre-tax income of $115,267 and $195,053, respectively, resulting in an effective tax rate that was higher than the U.S. federal statutory tax rate. The primary differences between the effective tax rate and the statutory tax rate are due to a revaluation of state deferred taxes primarily due to certain changes to the state tax rates used to measure the Company’s deferred tax liabilities and certain non-deductible expenses.

CSC HOLDINGS, LLC
The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Altice USA, except for the following:

	CSC Holdings
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net income (loss) attributable to Altice USA shareholders	$(4,695)	$77,239	$105,711	$138,607
Less: items included in Altice USA's consolidated statements of operations:
Income tax expense (benefit)	54	(6,822)	14,257	(20,400)
Interest expense relating to Cablevision senior notes	—	24,442	—	73,086
Loss on extinguishment of debt and write-off of deferred financing costs	—	503	—	503
Other income, net	—	(2)	—	(2)
Gain on investments and sale of affiliate interest recorded by Altice USA	(199)	—	(546)	—
Net income (loss) attributable to CSC Holdings' sole member	$(4,840)	$95,360	$119,422	$191,794
Refer to Altice USA's Management's Discussion and Analysis of Financial Condition and Results of Operations herein.
The following is a reconciliation of CSC Holdings' net income (loss) to Adjusted EBITDA and Operating Free Cash Flow:

	CSC Holdings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(2,874)	$95,517	$120,921	$191,795
Income tax expense	33,132	44,693	94,790	76,845
Other expense (income), net	(1,685)	228	(3,277)	(64)
Loss on interest rate swap contracts, net	158	11,163	88,725	61,735
Loss (gain) on derivative contracts, net	261,597	77,333	(26,203)	303,986
Gain on investments and sales of affiliate interests, net	(313,978)	(120,253)	(55,755)	(478,124)
Loss on extinguishment of debt and write-off of deferred financing costs	250,489	—	250,489	159,096
Interest expense, net	322,454	362,834	1,036,880	1,081,267
Depreciation and amortization	502,248	565,637	1,571,611	1,695,685
Restructuring and other expense	40,419	12,381	88,679	39,090
Share-based compensation	34,710	18,835	96,974	49,160
Adjusted EBITDA	1,126,670	1,068,368	3,263,834	3,180,471
Capital expenditures (cash)	201,572	375,302	729,377	1,032,555
Operating Free Cash Flow	$925,098	$693,066	$2,534,457	$2,147,916

The following is a reconciliation of net cash flows from operating activities to Free Cash Flow:

	CSC Holdings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net cash flows from operating activities	$662,625	$560,220	$2,191,803	$1,881,996
Capital expenditures (cash)	201,572	375,302	729,377	1,032,555
Free Cash Flow	$461,053	$184,918	$1,462,426	$849,441
LIQUIDITY AND CAPITAL RESOURCES
Altice USA has no operations independent of its subsidiaries. Funding for our subsidiaries has generally been provided by cash flow from their respective operations, cash on hand and borrowings under the revolving credit facility and the proceeds from the issuance of securities and borrowings under syndicated term loans in the capital markets.  Our decision as to the use of cash generated from operating activities, cash on hand, borrowings under the revolving credit facility or accessing the capital markets has been based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, the timing of cash flow generation and the cost of borrowing under the revolving credit facility, debt securities and syndicated term loans. We target a year-end leverage ratio of 4.5x to 5.0x for our CSC Holdings debt silo. We calculate our consolidated net leverage ratio as net debt to L2QA EBITDA (Adjusted EBITDA for the two most recent consecutive fiscal quarters multiplied by 2.0).
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
Lightpath Transaction
In July 2020, the Company entered into an agreement to sell 49.99% of its Lightpath fiber enterprise business (the "Lightpath Transaction") for an implied enterprise value of $3,200,000. The Company will receive total gross cash proceeds of approximately $2,300,000 from the sale and related financing activity and will record a gain upon closing. The Company will retain a 50.01% interest in the Lightpath business and maintain control of Cablevision Lightpath LLC. Accordingly, the Company will continue to consolidate the operating results of the Lightpath business. The transaction is currently expected to close in the fourth quarter of 2020 following the satisfaction of closing conditions, including receipt of necessary regulatory approvals. Lightpath will be financed independently outside of the CSC Holdings restricted group. Proceeds from this transaction may be used for debt repayment, the repurchase of Altice USA shares and/or investment opportunities. See discussion below for additional information regarding the debt financing related to the Lightpath Transaction.
Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums as of September 30, 2020, as well as interest expense for the nine months ended September 30, 2020.

	CSC Holdings Restricted Group	Lightpath	Other Unrestricted Entities	Altice USA/CSC Holdings
Debt outstanding:
Credit facility debt	$7,296,129	$—	$—	$7,296,129
Senior guaranteed notes	7,625,313	—	—	7,625,313
Senior secured notes	—	447,495	—	447,495
Senior notes	8,000,592	413,320	—	8,413,912
Subtotal	22,922,034	860,815	—	23,782,849
Finance lease obligations	155,528	—	—	155,528
Notes payable and supply chain financing	154,425	—	—	154,425
Subtotal	23,231,987	860,815	—	24,092,802
Collateralized indebtedness relating to stock monetizations (a)	—	—	1,609,281	1,609,281
Total debt	$23,231,987	$860,815	$1,609,281	$25,702,083
Interest expense:
Credit facility debt, senior notes, finance leases, notes payable and supply chain financing (b)	$984,025	$227	$—	$984,252
Collateralized indebtedness relating to stock monetizations (a)	—	—	54,602	54,602
Total interest expense	$984,025	$227	$54,602	$1,038,854

(a)This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts, or (ii) delivering cash from the net proceeds from new monetization contracts.
(b)Lightpath interest expense excludes interest on intercompany debt that was eliminated in consolidation.

The following table provides details of CSC Holdings' outstanding credit facility debt, net of unamortized discounts and deferred financing costs as of September 30, 2020:

	Maturity Date	Interest Rate	Principal	Carrying Value

Revolving Credit Facility (a)	(b)	2.48%	$200,000	$190,322
Term Loan B	July 17, 2025	2.40%	2,902,500	2,890,975
Incremental Term Loan B-3	January 15, 2026	2.40%	1,255,875	1,251,268
Incremental Term Loan B-5	April 15, 2027	2.65%	2,985,000	2,963,564
			$7,343,375	$7,296,129

(a)At September 30, 2020, $137,920 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $2,137,080 of the facility was undrawn and available, subject to covenant limitations.
(b)The revolving credit facility of an aggregate principal amount of $2,275,000 matures in January 2024 and is priced at LIBOR plus 2.25%. The remaining revolving credit facility of an aggregate principal amount of $200,000 matures in November 2021 and is priced at LIBOR plus 3.25%.
Payment Obligations Related to Debt
As of September 30, 2020, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as notes payable and supply chain financing, and the value deliverable at maturity under monetization contracts, but excluding finance lease obligations (see Note 8 to our consolidated financial statements) are as follows:

	CSC Holdings Restricted Group	Lightpath	Other Unrestricted Entities (a)	Altice USA/CSC Holdings
2020 (excluding the nine months ended September 30, 2020)	$291,190	$—	$8,541	$299,731
2021	2,301,238	39,082	33,886	2,374,206
2022	1,764,045	40,781	33,886	1,838,712
2023	1,076,474	40,781	1,776,378	2,893,633
2024	1,979,933	40,781	—	2,020,714
Thereafter	23,605,216	1,010,688	—	24,615,904
Total	$31,018,096	$1,172,113	$1,852,691	$34,042,900

(a)Relates to the Company's collateralized indebtedness and related interest.  This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts or (ii) delivering cash from the net proceeds on new monetization contracts.
CSC Holdings Restricted Group
For financing purposes, the Company is structured as a restricted group (the "Restricted Group") and an unrestricted group, which includes certain designated subsidiaries and investments (the "Unrestricted Group"). The Restricted Group is comprised of CSC Holdings and substantially all of its wholly-owned operating subsidiaries. These subsidiaries are subject to the covenants and restrictions of the credit facility and indentures governing the notes issued by CSC Holdings.   Cablevision Lightpath LLC became an unrestricted subsidiary prior to the issuance of its senior notes and senior secured notes in September 2020. See discussion below regarding the Lightpath debt financing.
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

CSC Holdings Credit Facility
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($2,902,500 outstanding at September 30, 2020) (the "CSC Term Loan Facility", and the term loans extended under the CSC Term Loan Facility, the "CSC Term Loans") and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 at September 30, 2020 (the "CSC Revolving Credit Facility" and, together with the CSC Term Loan Facility, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016, March 15, 2017, January 12, 2018, October 15, 2018, January 24, 2019, February 7, 2019, May 14, 2019, and October 3, 2019, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
The Company was in compliance with all of its financial covenants under the CSC Credit Facilities Agreement as of September 30, 2020.
See Note 10 to our consolidated financial statements for further information regarding the CSC Credit Facilities Agreement.
CSC Holdings' Senior Guaranteed Notes and Senior Notes
In June 2020, CSC Holdings issued $1,100,000 in aggregate principal amount of senior guaranteed notes that bear interest at a rate of 4.125% and mature on December 1, 2030, and $625,000 in aggregate principal amount of senior notes that bear interest at a rate of 4.625% and mature on December 1, 2030. The net proceeds from the sale of the these notes was used in July 2020 to early redeem the $1,095,825 aggregate principal amount of CSC Holdings' 5.375% senior notes due July 15, 2023, the $617,881 and the $1,740 aggregate principal amount of CSC Holdings' 7.750% senior notes due July 15, 2025, plus pay accrued interest and the associated premiums related to the early redemption of these notes. In connection with the early redemptions, the Company recognized a loss on the extinguishment of debt aggregating $62,096, reflecting the early redemption premiums and the write-off of outstanding deferred financing costs on these notes.
In August 2020, CSC Holdings issued $1,000,000 in aggregate principal amount of new senior guaranteed notes that bear interest at a rate of 3.375% and mature on February 15, 2031 and an additional $1,700,000 in aggregate principal amount of its 4.625% senior notes that mature on December 1, 2030 at a price of 103.25% of the aggregate principal amount. The net proceeds from the sale of the notes was used to early redeem the $1,684,221 aggregate principal amount of CSC Holdings' 10.875% senior notes due October 15, 2025, the $1,000,000 aggregate principal amount of CSC Holdings' 6.625% senior guaranteed notes due October 15, 2025, plus pay accrued interest and the associated premiums related to the early redemption of these notes. In connection with the early redemptions, the Company recognized a loss on the extinguishment of debt aggregating $188,393, reflecting the early redemption premiums and the write-off of outstanding deferred financing costs on these notes.
As of September 30, 2020, the Company was in compliance with all of its financial covenants under the indentures under which the CSC Holdings senior guaranteed notes and senior notes were issued.
Lightpath Debt Financing
On September 29, 2020, in connection with the Lightpath Transaction, Cablevision Lightpath LLC ("Lightpath") issued $450,000 in aggregate principal amount of senior secured notes that bear interest at a rate of 3.875% and mature on September 15, 2027 and $415,000 in aggregate principal amount of senior notes that bear interest at a rate of 5.625% and mature on September 15, 2028. Prior to the issuance of these notes, Lightpath became an unrestricted subsidiary under the terms of CSC Holdings' debt. The gross proceeds of $865,000 from the issuance of these notes were deposited into escrow accounts pending the consummation of the Lightpath Transaction and have been reflected as restricted cash on our consolidated balance sheet at September 30, 2020.
In addition, on September 29, 2020, Lightpath entered into a credit agreement between, inter alios, certain lenders party thereto and Goldman Sachs Bank USA, as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent, (the "Lightpath Credit Agreement") which provides for, among other things, (i) a term loan in an aggregate principal amount of $600,000 (the “Lightpath Term Loan Facility”) at a price of 99.5% of the aggregate principal amount, which will be available in a single drawing, and (ii) revolving loan commitments in an aggregate principal amount of $100,000 (the “Lightpath Revolving Credit Facility"). As of September 30, 2020, there were no borrowings outstanding under the Lightpath Credit Agreement.
The loans made pursuant to the Lightpath Credit Agreement may be comprised of eurodollar borrowings or alternative base rate borrowings, and will bear interest at a rate per annum equal to the adjusted LIBOR rate or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 2.25% per annum and (ii) with respect to any eurodollar loan, 3.25% per annum. The maturity date of the (i) Lightpath Term Loan Facility is expected to be on the seventh anniversary of the first date on which funds are drawn and (ii) Lightpath Revolving Credit Facility is expected to be on the fifth anniversary of the first date on which funds.
Lightpath does not expect to draw upon the Lightpath Term Loan Facility until the closing of the Lightpath Transaction. To the extent the Lightpath Term Loan Facility is drawn upon prior to the closing of the Lightpath transaction, the proceeds will be deposited into segregated escrow accounts.
As of September 30, 2020, the Company was in compliance with all of its financial covenants under the indentures under which the Lightpath senior secured notes and senior notes were issued.
See Note 10 of our consolidated financial statements for further details of the Company’s outstanding senior guaranteed notes, senior secured notes, and senior notes.
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
During the nine months ended September 30, 2020, the Company entered into three new interest rate swap contracts on an aggregate notional value of $3,850,000.
Capital Expenditures
The following table presents the Company's capital expenditures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Customer premise equipment	$18,484	$89,581	$127,667	$267,408
Network infrastructure	111,675	181,068	366,877	459,594
Support and other	43,132	53,280	142,984	176,313
Business services	28,281	51,373	91,849	129,240
Capital purchases (cash basis)	$201,572	$375,302	$729,377	$1,032,555
Capital purchases (including accrued not paid and financed capital)	$317,912	$356,728	$970,758	$1,068,443
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
For the three and nine months ended September 30, 2020, network infrastructure includes the costs of rebuilding certain systems damaged by storms aggregating $37,362 on a cash basis and $76,552, including accrued and unpaid capital.
Other Transactions
On July 14, 2020, the Company completed its acquisition of certain cable assets in New Jersey for approximately $150,000, subject to certain closing adjustments as set forth in the asset purchase agreement.
Cash Flow Discussion
Altice USA
Operating Activities
Net cash provided by operating activities amounted to $2,188,661 for the nine months ended September 30, 2020 compared to $1,833,987 for the nine months ended September 30, 2019.
The 2020 cash provided by operating activities resulted from $2,193,822 of income before depreciation and amortization and non-cash items, increases in liabilities related to interest rate swap contracts of $138,279, an increase in accounts payable of $879, a decrease in accounts receivable of $4,419, and a net decrease in amounts due from affiliates of $3,377, partially offset by a decrease in accrued expenses of $131,231, a decrease in deferred revenue of $14,908, and an increase in prepaid expenses and other assets of $5,976.
The 2019 cash provided by operating activities resulted from $2,114,192 of income before depreciation and amortization and non-cash items, an increase in liabilities related to interest rate swap of $50,008 and accounts payable of $27,018, partially offset by a decrease in accrued liabilities of $233,997, an increase in accounts receivable of $46,849, an increase in prepaid expenses and other assets of $40,176, a decrease in deferred revenue of $30,020, and a net decrease in amounts due to affiliates of $6,189.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2020 was $874,665 compared to $1,202,741 for the nine months ended September 30, 2019. The 2020 investing activities consisted primarily of capital expenditures of $729,377 and payment for acquisitions, net of cash acquired of $150,115. The 2019 investing activities consisted primarily of capital expenditures of $1,032,555 and payment for acquisitions, net of cash acquired of $172,659.
Financing Activities
Net cash used in financing activities amounted to $1,030,308 for the nine months ended September 30, 2020, compared to $753,967 for the nine months ended September 30, 2019. In 2020, the Company's financing activities consisted primarily of redemption of senior notes, including premiums and fees of $4,599,774, repurchase of common stock pursuant to a share repurchase program of $1,814,689, the repayment of credit facility debt of $697,063, repayment of notes payable of $77,685, principal payments on finance lease obligations of $24,692, additions to deferred financing costs of $14,217, and other net cash payments of $4,947, partially offset by proceeds from the issuance of senior notes of $5,345,250, proceeds from credit facility debt of $850,000, proceeds from stock option exercises of $5,713 and proceeds from notes payable of $1,796.
In 2019, the Company's financing activities consisted primarily of the redemption of senior notes, including premiums and fees of $2,471,578, the repurchase of common stock pursuant to a share repurchase program of $1,686,873, repayments of credit facility debt of $1,342,625, repayment of notes payable of $90,210, additions to deferred financing costs of $16,007, principal payments on finance lease obligations of $6,736 and other net cash payments of $1,500, partially offset by proceeds from the issuance of senior notes, including premiums of $2,754,375, proceeds from credit facility debt of $2,040,000, and proceeds from notes payable of $67,187.
CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $2,191,803 for the nine months ended September 30, 2020 compared to $1,881,996 for the nine months ended September 30, 2019. The 2020 cash provided by operating activities resulted from $2,260,876 of income before depreciation and amortization and non-cash items, increases in liabilities related to interest rate swap contracts of $138,279, an increase in accounts payable of $879 and a decrease in accounts receivable of $4,419, partially offset by a decrease in accrued expenses of $131,226, a net increase in amounts due from affiliates of $60,540, a decrease in deferred revenue of $14,908, and an increase in prepaid expenses and other assets of $5,976.
The 2019 cash provided by operating activities resulted from $2,173,389 of income before depreciation and amortization and non-cash items, an increase in liabilities related to interest rate swap of $50,008 and accounts payable of $27,018, partially offset by a decrease in accrued liabilities of $234,465, an increase in accounts receivable of $46,849, an increase in prepaid expenses and other assets of $40,177, a decrease in deferred revenue of $30,020, and a net decrease in amounts due to affiliates of $16,908.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2020 was $878,873 compared to $1,202,741 for the nine months ended September 30, 2019. The 2020 investing activities consisted primarily of capital expenditures of $729,377 and payment for acquisitions, net of cash acquired of $150,115. The 2019 investing activities consisted primarily of capital expenditures of $1,032,555 and payment for acquisitions, net of cash acquired of $172,659.
Financing Activities
Net cash used in financing activities amounted to $1,025,165 for the nine months ended September 30, 2020 compared to $802,302 for the nine months ended September 30, 2019. In 2020, the Company's financing activities consisted primarily of the redemption of senior notes, including premiums and fees of $4,599,774, distributions to its parent of $1,803,833, repayment of credit facility debt of $697,063, repayment of notes payable of $77,685, principal payments on finance lease obligations of $24,692, additions to deferred financing costs of $14,217 and other net cash payments of $4,947, partially offset by the issuance of senior notes of $5,345,250, proceeds from credit facility debt of $850,000, and proceeds from notes payable of $1,796.
In 2019, the Company's financing activities consisted primarily of redemption and repurchase of senior notes, including premiums and fees of $2,462,692, distributions to its parent of $1,744,094, repayments of credit facility debt of $1,342,625, repayment of notes payable of $90,210, additions to deferred financing costs of $16,007, principal payments on finance lease obligations of $6,736 and other net cash payments of $1,500, partially offset by proceeds from the issuance of senior notes, including premiums of $2,754,375, proceeds from credit facility debt of $2,040,000, and proceeds from notes payable of $67,187.
Commitments and Contingencies
As of September 30, 2020, the Company's commitments and contingencies not reflected in the Company's balance sheet decreased to approximately $6,154,000 as compared to approximately $8,454,000 at December 31, 2019. This decrease relates primarily to payments made pursuant to programming commitments, partially offset by renewed multi-year programming agreements entered into during the nine months ended September 30, 2020.
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
During the nine months ended September 30, 2020, the Company repurchased 73,925,362 shares for a total purchase price of approximately $1,830,088. From the inception of the repurchase program, the Company acquired 174,622,754 for a total purchase price of approximately $4,016,963. These acquired shares have been retired and the associated cost was recorded in paid-in capital in the Company’s consolidated balance sheet.

Recently Issued But Not Yet Adopted Accounting Pronouncements
See Note 3 to the accompanying consolidated financial statements contained in "Part I" for a discussion of recently issued accounting standards.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
All dollar amounts, except per share data, included in the following discussion are presented in thousands.
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of September 30, 2020, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value in our consolidated balance sheet and the collateralized indebtedness is carried at its principal value, net of discounts. The discounts are being amortized over the term of the related indebtedness.  The carrying value of our collateralized indebtedness amounted to $1,609,281 at September 30, 2020.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.
As of September 30, 2020, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,987,109.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $198,711.  As of September 30, 2020, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $43,386, a net liability position.  For the nine months ended September 30, 2020, we recorded a net gain of $26,202 related to our outstanding equity derivative contracts and recorded an unrealized gain of $55,412 related to the Comcast common stock that we held.

Fair Value of Equity Derivative Contracts
Fair value as of December 31, 2019, net liability position	$(69,588)
Change in fair value, net	26,202
Fair value as of September 30, 2020, net liability position	$(43,386)
The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for the Comcast common stock monetized via an equity derivative prepaid forward contract are summarized in the following table:

# of Shares Deliverable	Maturity	Hedge Price per Share (a)	Cap Price (b)

42,955,236	2023	$40.95	$49.55

(a)Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.
(b)Represents the price up to which we receive the benefit of stock price appreciation.
Fair Value of Debt
At September 30, 2020, the fair value of our fixed rate debt of $19,171,387 was higher than its carrying value of $18,250,426 by $920,961.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current

LIBOR-based market rates and thus their principal values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2020 would increase the estimated fair value of our fixed rate debt by $719,098 to $19,890,485.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheet, with changes in fair values reflected in the consolidated statement of operations.
The following is a summary of interest rate swap contracts outstanding at September 30, 2020:

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
These swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded in the consolidated statement of operations. For the nine months ended September 30, 2020, the Company recorded a loss on interest rate swap contracts of $88,725.
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at September 30, 2020
Asset Derivatives:
Interest rate swap contracts	Derivative contracts, long-term	$5,028
Prepaid forward contracts	Derivative contracts, long-term	22,770
		$27,798
Liability Derivatives:
Interest rate swap contracts	Other current liabilities	$(3,988)
Prepaid forward contracts	Liabilities under derivative contracts, long-term	(66,155)
Interest rate swap contracts	Liabilities under derivative contracts, long-term	(300,659)
		$(370,802)
As of September 30, 2020, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief

Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control
During the nine months ended September 30, 2020, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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
As of September 30, 2020, we had a total of 377.1 million shares of Class A common stock outstanding and 186.0 million shares of Class B common stock outstanding.
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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c)    Purchases of Equity Securities by the Issuer
Set forth below is information related to transactions under the Company's share repurchase program for the quarter ended September 30, 2020.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 1- July 31	2,274,781	$24.15	159,928,547	$3,376,949,296
August 1- August 31	9,110,608	27.00	169,039,155	3,130,936,191
September 1 - September 30	5,583,599	26.49	174,622,754	2,983,037,262

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
(2)This column reflects the cumulative number of shares acquired pursuant to the repurchase program at the end of the respective period.

Item 6.        Exhibits

EXHIBIT NO.	DESCRIPTION

4.1	Senior Notes Indenture, dated as of June 16, 2020 between CSC Holdings, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on June 16, 2020).
4.2	Senior Guaranteed Notes Indenture, dated as of June 16, 2020 between, inter alios, CSC Holdings, LLC, as Issuer, the Guarantors set forth therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on June 16, 2020).
4.3	Senior Notes Indenture, dated as of September 29, 2020 between Cablevision Lightpath LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 1, 2020).
4.4	Senior Secured Notes Indenture, dated as of September 29, 2020 between Cablevision Lightpath LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 1, 2020).
4.5	Credit Agreement, dated as of September 29, 2020 between Cablevision Lightpath LLC, as Borrower, the Lenders party thereto, Goldman Sachs Bank USA as administrative agent and Deutsche Bank Trust Company Americas as collateral agent (incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 1, 2020).
4.6	Senior Guaranteed Notes Indenture, dated as of August 17, 2020 between, inter alios, CSC Holdings, LLC, as Issuer, the Guarantors set forth therein and Deutsche Bank Trust Company Americas, as Trustee.
31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101	The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 filed with the Securities and Exchange Commission on October 29, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.
104	The cover page from this quarterly report on Form 10-Q formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.
Date:	October 29, 2020		/s/ Michael J. Grau
		By:	Michael J. Grau Chief Financial Officer