Form 10-K
period 2020-12-31
Altice USA, Inc.
filed 2021-02-12
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act	Yes	☒	No	☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act	Yes	☐	No	☒

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of Altice USA, Inc. computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of June 30, 2020:	$7,109,567,296
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	NYSE

Number of shares of common stock outstanding as of February 5, 2021	473,216,854
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

PART I
Item 1.        Business
Altice USA, Inc. ("Altice USA" or the "Company") was incorporated in Delaware on September 14, 2015. Through June 8, 2018, the Company was majority-owned by Altice Europe N.V. ("Altice Europe"), a public company with limited liability ("naamloze vennootshcap") under Dutch law. On June 8, 2018, Altice Europe distributed substantially all of its equity interest in the Company through a distribution in kind to holders of Altice Europe's common shares A and common shares B (the “Distribution”). The Company is controlled by Patrick Drahi through Next Alt. S.a.r.l. ("Next Alt").
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
The Company principally provides broadband communications and video services in the United States and markets its services primarily under two brands: Optimum, in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. We deliver broadband, video, telephony, and mobile services to more than five million residential and business customers. Our footprint extends across 21 states through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a fiber-to-the-home ("FTTH") network with more than 9 million homes passed as of December 31, 2020. Additionally, we offer news programming and content, and advertising services. The Company launched Altice Mobile, our full service mobile offering, to consumers across our footprint in September 2019.
Our FTTH network build, which would enable us to deliver more than 10 Gbps broadband speeds to meet the growing data needs of residential and business customers, is underway. Concurrent to our FTTH network deployment, we also continue to upgrade our existing HFC network through the deployment of digital and data over cable service interface specification ("DOCSIS") 3.0 technology in order to roll out enhanced broadband services to customers. One Gbps broadband services are available in the majority of our footprint and will continue to expand across our service areas throughout 2021. Altice USA’s broadband service provides a connectivity experience to support the most data-intensive activities, including streaming 4K ultra-high-definition ("UHD") and high-definition ("HD") video on multiple devices, online multi-player video game streaming platforms, video chatting, streaming music, high-quality virtual-and augmented reality experiences, and downloading large files.
The following table presents certain financial data and metrics for Altice USA:

	Years ended December 31,
	2020	2019	2018
	(in thousands, except percentage data)
Customer Relationships (a)	5,024.6	4,916.3	4,899.5
% growth	2.2%	0.3%	0.3%
Revenue	$9,894,642	$9,760,859	9,566,608
Adjusted EBITDA (b)	$4,414,814	$4,265,471	$4,163,078
% of Revenue	44.6%	43.7%	43.5%
Net income attributable to Altice USA, Inc. stockholders	$436,183	$138,936	$18,833

(a)Customer metrics do not include Altice Mobile customers.
(b)For additional information regarding Adjusted EBITDA, including a reconciliation of Net Income to Adjusted EBITDA, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Our Products and Services
We provide broadband, video and telephony services to both residential and business customers. We also provide enterprise-grade fiber connectivity, bandwidth and managed services to enterprise customers and provide advertising time and services to advertisers. In addition, we offer various news programming through traditional linear and digital platforms. In September 2019, the Company launched Altice Mobile, a full service mobile offering, to consumers across our footprint.

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
Residential Services
The following table shows our residential customer relationships for broadband, video and telephony services provided to residential customers.

	December 31,
	2020	2019	2018
	(in thousands)
Total residential customer relationships:	4,648.4	4,533.3	4,518.1
Broadband	4,359.2	4,187.3	4,115.4
Video	2,961.0	3,179.2	3,286.1
Telephony	2,214.0	2,398.8	2,530.1

The following table shows our revenues for broadband, video and telephony services provided to residential customers.

	Years Ended December 31,
	2020	2019	2018
Residential revenue:	(in thousands)
Broadband	$3,689,159	$3,222,605	$2,887,455
Video	3,670,859	3,997,873	4,156,428
Telephony	468,777	598,694	652,895
Broadband Services
We offer a variety of broadband service tiers tailored to meet the different needs of our residential customers. Current offers include download speeds ranging from 20 Mbps to 1 Gbps for our residential customers. Substantially all of our HFC network is digital and data over cable service interface specification DOCSIS 3.0 compatible, with 266 homes per node and a bandwidth capacity of at least 750 MHz throughout. This network allows us to provide our customers with advanced broadband, video and telephony services.
In addition, we have deployed WiFi across our New York metropolitan service area and have started a WiFi deployment program across the rest of our footprint providing for over 2.1 million total WiFi hotspots as of December 31, 2020. The WiFi network allows broadband customers to access Internet connectivity while they are away from their home or office. WiFi is delivered via wireless access points mounted on our broadband network, in certain retail partner locations, certain rail stations, New York City parks and other public venues. Our wireless router product and our Altice One device include a second network that enables all broadband customers to access the WiFi network throughout the neighborhoods we serve. Access to the WiFi network is offered as a free value-added benefit to broadband customers and for a fee to non-customers in certain locations. Our WiFi service also allows our broadband customers to access the WiFi networks of Comcast Corporation ("Comcast"), Charter Communications, Inc. ("Charter") and Cox Communications, Inc. Through these relationships we offer our customers complimentary access to additional hotspots nationwide.
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
As of December 31, 2020, our residential customers were able to receive between 470 to 592 digital channels depending on their market and level of service. In addition, depending on the service area, we offer between 156 to 188 HD channels which represent the most widely watched programming, including all major broadcast networks, as well as most leading national cable networks, premium channels and regional sports networks. HDTV features high-resolution picture quality, digital sound quality and a wide-screen, theater-like display when using an HDTV set and an HD-capable converter.
We also provide advanced services, such as pay-per-view and VOD, that give residential video customers control over when they watch their favorite programming. Our pay-per-view service allows customers to pay to view single showings of programming on an unedited, commercial-free basis, including feature films, live sporting events, concerts and other special events. Our VOD service provides on-demand access to movies, special events, free prime time content and general interest titles. Subscription-based VOD premium content such as HBO and Showtime is made available to customers who subscribe to one of our premium programming packages. Our customers have the ability to start the programs at whatever time is convenient, as well as pause, rewind and (for most content) fast forward VOD programming. As of December 31, 2020, pay-per-view services were available to over 99% of all our video customers and VOD services were available to over 95% of our video customers, and we offer thousands of HD titles on-demand.
For a monthly fee, we offer DVR services through the use of digital converters, the majority of which are HDTV-capable. Customers can choose either a set-top box DVR with the ability to record, pause and rewind live television or Cloud DVR with remote-storage capability to record 15 shows simultaneously while watching any live or pre-recorded show, and pause and rewind live television. Depending on the service area and market, customers have the option to use a set-top box DVR or a TiVo HD/DVR converter. The TiVo converter delivers multi-room DVR capability using TiVo Mini devices that allow customers to pause and rewind live television, manage recordings from different television locations and play them back throughout the home. In addition, TiVo Stream service, which allows customers to stream live television channels and recorded programming wirelessly throughout their home to Android and iOS devices, and, subject to copyright restrictions, download previously recorded content to these devices so that it can be viewed outside the home, is provided to current TiVo DVR customers.
During the fourth quarter of 2017, we introduced an entertainment and connectivity platform, called Altice One. Altice One is an innovative, integrated platform with a modern user interface that combines a set-top box, Internet wireless router and cable modem in one device. It is offered to customers subscribing to our double and triple-product packages. It is capable of delivering broadband Internet, WiFi, digital television services, OTT services and fixed-line telephony and supports 4K video and Cloud DVR with the capacity to record 15 television programs simultaneously and the ability to rewind live television on the last two channels watched. Additional features include a point-anywhere voice-command remote control and a companion Altice One mobile app that allows viewing of all television content including DVR streaming. Additional televisions are paired with "Minis." Since launch, we have and continue to update Altice One and its companion mobile apps with new features, including the ability to watch Cloud DVR content on the go, access to the YouTube Kids application, the ability to use voice search on YouTube to discover videos, more 4K content for a vivid viewing experience, and more advanced features for customers such as the introduction of our new sports hub, enhanced home screen and additional applications. During the first quarter of 2020 we introduced the Altice One App for Apple TV, providing customers with the ability to watch live, On Demand and DVR content on that platform.
We offer alternative viewing platforms for our video programming through mobile applications. Altice One customers have access to the Altice One mobile application and Optimum customers have access to the Optimum TV application, available for the iPad, iPhone, iPod touch, Kindle Fire and select Android phones and tablets, and Suddenlink customers have access to the Suddenlink2GO website. Depending on the platform, the Optimum TV application features include the ability to watch live television, stream on-demand titles from various networks and use the device as a remote to control the customer's digital set-top box while inside the home. Suddenlink customers have access to the Suddenlink2GO website, which enables customers to watch movies, shows and clips on a personal computer once authenticated via a customer portal and select television shows and movies on their mobile devices.
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
Mobile
In September 2019, we commercially launched Altice Mobile, a mobile service providing data, talk and text to consumers in or near our wired service footprint. The service is delivered over a nationwide network with long-term evolution ("LTE") and 5G (where available) coverage through our network partners, including our infrastructure-based mobile virtual network operator ("MVNO") agreement with T-Mobile U.S. Inc. ("T-Mobile") which acquired Sprint Corporation (“Sprint”) in 2020. We have densified the Sprint network coverage in our Optimum footprint with the mounting of 19,000 airstrands on our broadband infrastructure and now benefit from the full combined coverage of the “T-Mobile” and “Sprint” networks. We also have a direct roaming agreement with AT&T Inc. ("AT&T") and some regional partners. We offload mobile traffic using our Optimum Wi-Fi network of hotspots in the New York metropolitan area as well as select customer premises equipment (“CPE”) across our footprint. Our full infrastructure MVNO agreement with T-Mobile is differentiated from other light MVNOs in that it gives us full access control over our own core network, as well as the Home Location Register and subscriber identification module ("SIM") cards. This allows us to fully control seamless data offloading and the handover between the fixed and wireless networks. We also have full product, features and marketing flexibility with our mobile service.
Altice Mobile is sold at Optimum and Suddenlink stores as well as online. Consumers can bring their own devices or buy or finance a variety of phones directly from us, including Apple, Samsung and Motorola devices.
Business Services
We offer a wide and growing variety of products and services to both large enterprise and small and medium-sized business ("SMB") customers, including broadband, telephony, networking and video services. As of December 31, 2020, we served approximately 376,000 SMB customers across our footprint. We serve enterprise customers primarily through our Lightpath business.
Enterprise Customers
Lightpath provides Ethernet, data transport, IP-based virtual private networks, Internet access, telephony services, including session initiated protocol ("SIP") trunking and VoIP services to the business market in the New York metropolitan area. Our Lightpath bandwidth connectivity service offers speeds up to 100 Gbps. Lightpath also provides managed services to businesses, including hosted telephony services (cloud based SIP-based private branch exchange), managed WiFi, managed desktop and server backup and managed collaboration services including audio and web conferencing. Through Lightpath, we also offer fiber-to-the-tower ("FTTT") services to wireless carriers for cell tower backhaul that enables wireline communications service providers to connect to towers that their own wireline networks do not reach. Lightpath's enterprise customers include companies in health care, financial, education, legal and professional services, and other industries, as well as the public sector and communication providers, incumbent local exchange carriers ("ILEC"), and competitive local exchange carriers ("CLEC"). As of December 31, 2020, Lightpath had over 11,800 locations connected to its fiber network, which currently includes more than 18,800 miles of fiber sheaths (“route miles”) (approximately 9,000 owned route miles and approximately 9,800 route miles pursuant to an indefeasible right of use (“IRU”) from Altice USA.
In December 2020, the Company completed the sale of a 49.99% interest in its Lightpath fiber enterprise business (the "Lightpath Transaction") based on an implied enterprise value of $3.2 billion. The Company retained a 50.01% interest in the Lightpath business and maintained control of Cablevision Lightpath LLC, the entity holding the interest in the Lightpath business. Accordingly, the Company continues to consolidate the operating results of the Lightpath business.
In our Suddenlink footprint, for enterprise and larger commercial customers, Suddenlink offers high capacity data services, including wide area networking and dedicated data access and advanced services such as wireless mesh networks. Suddenlink also offers enterprise class telephone services which include traditional multi-line phone service over DOCSIS and trunking solutions via SIP for our Primary Rate Interface ("PRI") and SIP trunking applications. Similar to Lightpath, Suddenlink also offers FTTT services. These Suddenlink services are offered on a standalone basis or in bundles that are developed specifically for our commercial customers.

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
Cheddar
Cheddar consists of the Cheddar Business News network covering business, politics, headline news, popular culture, and innovative products, technologies, and services. Cheddar Business News broadcasts live a total of 11 hours a day across traditional linear television delivery systems and OTT platforms.
Cheddar was acquired in June 2019, and we consolidated Cheddar's results of operations and its assets and liabilities as of June 1, 2019.
i24NEWS
i24NEWS consists of three 24-hour global channels that provide global breaking news and world stories with a focus on the Middle East and Israel. i24NEWS launched in English, French, and Arabic in July 2013.
a4 Advertising
a4 Advertising is the advanced advertising and data solutions subsidiary of Altice USA. It provides audience-based, IP-authenticated cross-screen advertising solutions to local, regional and national businesses and advertising clients. a4 enables advertisers to reach U.S. households across their devices through cable networks, on-demand and addressable inventory.
New York Interconnect
In many markets, we have entered into agreements commonly referred to as “Interconnects” with other cable operators to jointly sell local advertising. This simplifies our clients' purchase of local advertising and expands their geographic reach. In some markets, we represent the advertising sales efforts of other cable operators; in other markets, alternative cable operators represent us. For example, NY Interconnect, LLC ("NYI") is a joint venture that was launched in the second quarter 2018 between Altice USA, Charter and Comcast. NYI provides a wide range of television and digital advertising opportunities for brands looking to reach over 7.5 million households and 20+ million people across the New York designated market area ("DMA").
Franchises
As of December 31, 2020, our systems operated in more than 1,300 communities pursuant to franchises, permits and similar authorizations issued by state and local governmental authorities. Franchise agreements typically require the payment of franchise fees and contain regulatory provisions addressing, among other things, service quality, cable service to schools and other public institutions, insurance and indemnity. Franchise authorities generally charge a franchise fee of not more than 5% of certain of our cable service revenues that are derived from the operation of the system within such locality. We generally pass the franchise fee on to our customers.
Franchise agreements are usually for a term of 5 to 15 years from the date of grant, however, approximately 460 of Altice USA’s communities are located in states (Connecticut, Kansas, Missouri, Nevada, North Carolina and Texas) where by law franchise agreements do not have an expiration date. Franchise agreements are usually terminable only if the cable operator fails to comply with material provisions and then only after the franchising authority complies with substantive and procedural protections afforded by the franchise agreement and federal and state law. Prior to the scheduled expiration of most franchises, we generally initiate renewal proceedings with the granting authorities. This process usually takes less than three years but can take a longer period of time. The Communications Act of 1934, as amended (the "Communications Act"), which is the primary federal statute regulating interstate communications, provides for an orderly franchise renewal process in which granting authorities may not unreasonably withhold renewals. See "Regulation—Cable Television—Franchising." In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments, such as building out certain franchise areas, meeting customer service requirements and supporting and carrying public access channels.
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
Our cable programming costs for broadcast stations and cable networks have increased in excess of customary inflationary and cost-of-living type increases. We expect programming costs to continue to increase due to a variety of factors including annual increases imposed by stations and programmers and additional programming being provided to customers, including HD, 4K UHD, digital and VOD programming. In particular, broadcast and sports programming costs have increased significantly over the past several years. In addition, contracts to purchase sports programming sometimes provide for optional additional programming to be available on a surcharge basis during the term of the contract. These increases have coincided with a significant increase in the quality of the programming, from high production value original cable series to enhanced camera and statistical data technology in sports broadcasts, and more flexible rights to make the content available on various platforms and devices.
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
Because of our local presence and market knowledge, we invest heavily in targeted marketing. Our strategic focus is on building new customer relationships and bundling broadband, video and services that deliver innovative solutions to customer pain points. Much of our advertising is developed centrally and customized for our regions. Among other factors, we monitor customer perceptions, marketing tactic impact and competition, to increase our responsiveness and the effectiveness of our efforts. Our footprint has several large college markets where we market specialized products and services to students for multiple dwelling units ("MDUs"), such as dormitories and apartment complexes.
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
We are prioritizing the growth and development of new self-service and digital care options while simultaneously simplifying and improving our agent toolset to better serve our customer needs. We strive to offer a premium customer care experience through traditional and digital methods.
We also utilize our customer portal to enable our customers to manage their bill online, obtain service information and perform troubleshooting procedures. Our customers may also obtain support through our online bot, chat and social media websites, including Twitter and Facebook.
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
As of December 31, 2020, approximately 95% of our basic video customers were served by systems with a capacity of at least 750 MHz and 266 homes per node. We have upgraded our networks, both through the deployment of our fiber to the home network and through new DOCSIS technologies, and we are delivering speeds of up to 1 Gbps in many areas of our footprint. More than 99% of our residential broadband Internet customers are connected to our national backbone with a presence in major carrier access points in New York, Dallas, Chicago, San Jose, Washington D.C. and Phoenix. This presence allows us to avoid significant Internet transit costs by establishing peering relationships with major Internet service and content providers enabling direct connectivity with them at these access points.

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
Our FTTH network build, which would enable us to deliver more than 10 Gbps broadband speeds across a majority of our footprint, is underway. We believe this FTTH network will be more resilient with reduced maintenance requirements, fewer service outages and lower power usage, which we expect will drive further structural cost efficiencies.
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
To support our mobile business, we built a nationwide mobile core network with five main interconnection points (Texas, California, Illinois, and two in New York), as well as the necessary interconnection points for our network partners T-Mobile and AT&T.
Information Technology
Our IT systems consist of billing, customer relationship management, business and operational support and sales force management systems. We continue to update and simplify our IT infrastructure through further investments, focusing on cost efficiencies, improved system reliability, functionality and scalability and enhancing the ability of our IT infrastructure to meet our ongoing business objectives. Additionally, through investment in our IT platforms and focus on process improvement, we have simplified and harmonized our service offering bundles and improved our technical service delivery and customer service capabilities. We contract with managed service providers to deliver certain core Business Support Systems and Operations Support Systems. These services are integrated into our overall IT ecosystems to ensure an efficient operation. Backup services are provided through alternate systems and infrastructure.
Suppliers
Customer Premise and Network Equipment
We purchase set-top boxes and other customer premise equipment from a limited number of vendors because our cable systems use one or two proprietary technology architectures. We buy HD, HD/DVRs and VOD equipment, routers, including the components of our home communications hub, and other network equipment from a limited number of suppliers, including Altice Labs, Altice Europe's technology, services and innovation center. See "Risk Factors—Risk Factors Relating to Our Business—We rely on network and information systems for our operations and a disruption or failure of, or defects in, those systems may disrupt our operations, damage our reputation with customers and adversely affect our results of operations."
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
Competition
We operate in a highly competitive, consumer-driven industry and we compete against a variety of broadband, video, mobile and fixed-line telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, satellite delivered video signals, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. We believe our leading market position in our footprint, technologically advanced network infrastructure, including our FTTH build-out, Altice One, our entertainment and connectivity platform, our new mobile service, and our focus on enhancing the customer experience favorably position us to compete in our industry. See also "Risk Factors—Risk Factors Relating to Our Business—We operate in a highly competitive business environment which could materially adversely affect our business, financial condition, results of operations and liquidity."
Broadband Services Competition
Our broadband services face competition from broadband communications companies' digital subscriber line ("DSL"), FTTH/Fiber to the Premises ("FTTP") and wireless broadband offerings, as well as from a variety of companies that offer other forms of online services, including satellite-based broadband services. AT&T and Verizon Communications Inc.'s ("Verizon") Fios are our primary FTTH competitors. Current and future fixed and wireless Internet services, such as 4G, LTE and 5G (and variants) wireless broadband services and WiFi networks, and devices such as wireless data cards, tablets and smartphones, and mobile wireless routers that connect to such devices, may also compete with our broadband services both for in premises broadband service and mobile broadband. All major wireless carriers offer unlimited data plans, which could, in some cases, become a substitute for the fixed broadband services we provide. The Federal Communications Commission ("FCC") is likely to continue to make additional radio spectrum available for these wireless Internet access services, which in time could expand the quality and reach of these services.
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
We also compete with direct broadcast satellite ("DBS") providers, such as DirecTV (a subsidiary of AT&T) and DISH Network Corporation ("DISH"). DirecTV and DISH offer one-way satellite-delivered pre-packaged programming services that are received by relatively small and inexpensive receiving dishes. DirecTV has exclusive arrangements with the National Football League that give it access to programming that we cannot offer. In 2018 AT&T acquired Time Warner Inc. ("Time Warner"), which owns a number of cable networks, including TBS, CNN and HBO, as well as Warner Bros. Entertainment, which produces television, film and home-video content. AT&T's and DirecTV's access to Time Warner programming and studio assets provides AT&T and DirecTV the ability to offer competitive promotional packages. We believe cable-delivered services, which include the ability to bundle additional services such as broadband, offer a competitive advantage to DBS service because cable headends can provide two-way communication to deliver a large volume of programming which customers can access and control independently.
Our video services also face competition from a number of other sources, including companies that deliver movies, television shows and other video programming, including extensive on demand, live content, serials, exclusive and original content, over broadband Internet connections to televisions, computers, tablets and mobile devices, such as Netflix, Hulu, Apple TV+, YouTube TV, Amazon Prime, Sling TV, AT&T TV, Locast and others. In addition, our programming partners continue to launch direct to consumer streaming products, delivering content to consumers that was formerly only available via video, such as HBO Max, Discovery+ and Disney+.
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
Mobile Wireless Competition
Our mobile wireless service, launched in September 2019, faces competition from a number of national incumbent network-based mobile service providers (like AT&T, Verizon, T-Mobile US, Inc. ("T-Mobile")) and smaller regional service providers, as well as a number of reseller or MVNO providers (such as Tracfone, Boost Mobile and Cricket Wireless, among others). We believe that our approach to the mobile wireless service offering, including the construction and operation of our own "mobile core" and the ability to bundle and promote the product to our existing customer base, gives us advantages over pure MVNO resellers, and differentiates us from incumbent network-based operators. Improvements by incumbent and reseller mobile service providers on price, features, speeds, and service enhancements will continue to impact the competitiveness and attractiveness of our mobile service, and we will need to continue to invest in our services, product and marketing to answer that competition. Our mobile wireless strategy depends on the availability of wholesale access to radio access networks ("RAN") from one or more network-based providers with whom we are likely to compete. Our mobile service is vulnerable to constraints on the availability of wholesale access or increases in price from the incumbents. Consolidation among wholesale RAN access providers could impair our ability to sustain our mobile service. In April 2020, Sprint and T-Mobile merged, subject to certain conditions imposed by the United States Department of Justice and the FCC. While the conditions attached to the combination may benefit our mobile service in the medium term, the reduction of competition among mobile wireless network-based providers likely will negatively impact the price and availability of wholesale RAN access to the Company generally, certain of the conditions imposed upon the merger parties by the U.S. Justice Department and the FCC have the potential to ameliorate those effects and to enhance the coverage, quality and cost structure for our mobile services while those conditions are in effect.
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
In recent years, the traditional local cable franchising regime has undergone significant change as a result of federal and state action. Several states have reduced or eliminated the role of local or municipal government in franchising in favor of state- or system-wide franchises, and the trend has been toward consolidation of franchising authority at the state level, in part to accommodate the interests of new broadband and cable entrants over the last decade. At the same time, the FCC has adopted rules that streamline entry for new competitors (such as those affiliated with broadband communications companies) and reduce certain franchising burdens for these new entrants. In 2019, the FCC also extended to existing cable providers relief from certain fees and other regulatory requirements imposed by franchising authorities, including subjecting certain fees for access to the right-of-way and certain in-kind payments obligations to the statutory cap on franchise fees, as well as preempting franchising authorities from regulating cable operators’ non-cable services. The FCC’s order is currently being challenged on appeal.
Pricing and Packaging.    The Communications Act and the FCC's rules limit the scope of price regulation for cable television services. Among other limitations, franchising authorities may regulate rates for only "basic" cable service. In 2015, the FCC adopted a rule establishing a presumption against rate regulation absent an affirmative showing by the franchising authority that there is an absence of effective competition. Based on the 2015 FCC rule, none of our video customers are currently subject to basic rate regulation.
There have been frequent calls to impose further rate regulation on the cable industry. It is possible that Congress or the FCC may adopt new constraints on the retail pricing or packaging of cable programming. As we attempt to respond to a changing marketplace with competitive marketing and pricing practices, we may face regulations that impede our ability to compete. In addition, a number of state and local regulatory authorities have imposed or seek to impose price- or price-related regulation that we believe is inconsistent with FCC direction, and these efforts if successful, will diminish the benefits of deregulation and hamper our ability to compete with our largely unregulated competitors. We brought a challenge in federal court against one such attempt to regulate our pricing by the New Jersey Board of Public Utilities, and in January 2020 we won a preliminary injunction in federal court in the District of New Jersey enjoining that agency from enforcing its regulation.
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
Ownership Limitations.    Federal regulation of the communications field traditionally included a host of ownership restrictions, which limited the size of certain media entities and restricted their ability to enter into competing enterprises. Through a series of legislative, regulatory, and judicial actions, most of these restrictions have been either eliminated or substantially relaxed. In 2017, the FCC relaxed some broadcast media ownership rules, and the broadcast industry subsequently experienced consolidation. The FCC’s order relaxing these rules was vacated by a federal appeals court, but the appeals court decision is currently being reviewed by the U.S. Supreme Court. Depending on the outcome of that case or the FCC’s current quadrennial review of ownership rules, the broadcast industry could consolidate further, which could impact the fees we pay broadcasters to license their signals.
Set-Top Boxes.    The Communications Act includes a provision that requires the FCC to take certain steps to support the development of a retail market for "navigation devices," such as cable set-top boxes. Several years ago, the FCC began a proceeding to consider requiring cable operators to accommodate third-party navigation devices, which have imposed substantial development and operating requirements on the industry. Though there is currently no active effort to advance these proposals, the FCC may in the future consider implementing other measures to promote the competitive availability of retail set-top boxes or third-party navigation options that could impact our customers' experience, our ability to capture user interactions to refine and enhance our services, and our ability to provide a consistent customer support environment.
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
Pole Attachments.    The Company makes extensive use of utility poles and conduits owned by other utilities to attach and install the facilities that are integral to our network and services. The Communications Act requires most utilities to provide cable systems with access to poles and conduits to attach such facilities at regulated rates. The FCC (or a state, if it chooses to regulate) regulates utility company rates for the rental of pole and conduit space used by companies, including operators like us, to provide cable, telecommunications services, and Internet access services. Many states in which we operate have elected to set their own pole attachment rules. Adverse changes to the pole attachment rate structure, rates, classifications, and access could significantly increase our annual pole attachment costs.
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
Other Regulation.    We are subject to various other regulations, including those related to political broadcasting; home wiring; the blackout of certain network and syndicated programming; prohibitions on transmitting obscene programming; limitations on advertising in children's programming; and standards for emergency alerts, as well as telemarketing and general consumer protection laws and equal employment opportunity obligations. For example, the Television Viewer Protection Act of 2019 imposes obligations on cable and fixed broadband providers, including required disclosures at the point of sale and in electronic billing and prohibitions on certain equipment charges. The FCC also imposes various technical standards on our operations. In the aftermath of Superstorm Sandy, the FCC and the states are examining whether new requirements are necessary to improve the resiliency of communications networks, potentially including cable networks. Further, following certain extreme weather events in 2020, several states have undertaken examinations of storm resiliency, recovery, and customer impacts, which investigations could lead to additional regulation of the industry. Each of these regulations restricts (or could restrict) our business practices to varying degrees. The FCC can aggressively enforce compliance with its regulations and consumer protection policies, including through the imposition of substantial monetary sanctions. It is possible that Congress or the FCC will expand or modify its regulations of cable systems in the future, and we cannot predict at this time how that might impact our business.

Broadband
Regulatory Classification.    Broadband Internet access services were traditionally classified by the FCC as "information services" for regulatory purposes, a type of service that is subject to a lesser degree of regulation than "telecommunications services." In 2015, the FCC reversed this determination and classified broadband Internet access services as "telecommunications services." This reclassification had subjected our broadband Internet access service to greater regulation, although the FCC did not apply all telecommunications service obligations to broadband Internet access service. The 2015 Order (as defined below) could have had a material adverse impact on our business. In December 2017, the FCC adopted an order that in large part reversed again the 2015 Order and reestablished the "information service" classification for broadband Internet access service. The 2017 Order (as defined below) was affirmed in part on appeal in October 2019 insofar as it classified broadband Internet access services as information services subject to lesser federal regulation. However, the 2017 Order was also vacated in part on appeal insofar as it preempted states from subjecting broadband Internet access services to any requirements more stringent than the federal requirements. As a result, the precise extent to which state rules may impose such requirements on broadband Internet access service providers is not fully settled. Additionally, the FCC is expected to revisit the appropriate regulatory classification of broadband in 2021.
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
Universal Service.     Interconnected VoIP services must contribute to the USF used to subsidize communication services provided to low-income households, to customers in rural and high cost areas, and to schools, libraries, and rural health care providers. The amount of universal service contribution required of interconnected VoIP service providers is based on a percentage of revenues earned from interstate and international services provided to end users. We allocate our end user revenues and remit payments to the universal service fund in accordance with FCC rules. The FCC has ruled that states may impose state universal service fees on interconnected VoIP providers.
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
Other Regulation.    Our CLEC subsidiaries' telecommunications services are subject to other FCC requirements, including protecting the use and disclosure of customer proprietary network information; meeting certain notice requirements in the event of service termination; compliance with disabilities access requirements; compliance with CALEA standards; outage reporting; and the payment of fees to fund local number portability administration and the North American Numbering Plan. As noted above, the FCC and states are examining whether new requirements are necessary to improve the resiliency of communications networks, including heightened backup power requirements within the provider's network. Communications with our customers are also subject to FCC, FTC and state regulations on telemarketing and the sending of unsolicited commercial e-mail and fax messages, as well as additional privacy and data security requirements.
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
Employees and Labor Relations
Human Capital
As of December 31, 2020, we had approximately 8,900 employees. Approximately 600 of our employees were represented by unions as of such date. Approximately 97% of our employees are U.S based. Our employees perform work in a variety of environments, including customers’ homes or businesses, in the field, and onsite in retail stores, centers or offices. In fiscal year 2020, the COVID-19 pandemic had a significant impact on our workforce management approach. A majority of our workforce worked remotely for a significant part of the year, , and we instituted safety protocols and procedures for the essential employees who continued to work in customer locations and in the field.

Diversity and Inclusion
Together has no limits is our cultural anthem. Together represents inclusion and opportunity for all types of people throughout our company.
Our commitment to diversity and inclusion is rooted in providing our employees and our customers with the best experience possible. Our approach is informed by best practices in recruitment, retention, community and culture, which will help us build a company that is welcoming, respectful and with equal opportunities for all.
To support this vision, we created employee Affinity Groups that foster communities with shared interests and backgrounds. Through professional development sessions, networking events, panels and community events, our Affinity Groups are helping to create a greater sense of belonging, improve understanding of differences, and inform businesses practices and policies.
Compensation and Benefits
We are committed to providing a competitive total rewards program that assists us in attracting and retaining our talent. Our compensation program targets market competitive pay and provides an opportunity for our full time non-union employees to earn performance based incentive compensation. Our market competitive and inclusive benefits program includes healthcare benefits, life and disability insurance, 401(k) plan with company matching contributions, paid time off, and other voluntary benefit programs.
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
Item 1A.    Risk Factors
Summary of Risk Factors
Our business is subject to a number of risks that may impact our business and prospects. The following summary identifies certain risk factors that may prevent us from achieving our business objectives or may adversely affect our business, financial condition and results of operations. These and other risks are discussed in detail in the section that follows.
Risk Factors Relating to Our Business
•We operate in a highly competitive business environment.
•We face significant risks as a result of rapid changes in technology, consumer expectations and behavior.
•Programming and retransmission costs are increasing and disputes with programmers and the inability to retain or obtain popular programming can adversely affect our relationship with customers.
•We may not be able to successfully implement our growth strategy.
•Our business, financial condition and results of operations may be adversely affected by the COVID-19 pandemic.
•The financial markets are subject to volatility and disruptions, which may adversely affect our business.
•We are highly leveraged and have substantial indebtedness and may incur additional indebtedness.
•We have in past periods incurred substantial losses from continuing operations, and we may do so in the future.
•A lowering or withdrawal of the ratings assigned to our subsidiaries' debt securities and credit facilities by ratings agencies may increase our future borrowing costs and reduce our access to capital.
•Our subsidiaries' ability to meet obligations under their indebtedness may be restricted by limitations on our other subsidiaries' ability to send funds.
•We are subject to significant restrictive covenants under the agreements governing our indebtedness.

•We will need to raise significant amounts of funding over the next several years to fund capital expenditures, repay existing obligations and meet other obligations; we may also engage in extraordinary transactions that involve the incurrence of large amounts of indebtedness.
•Changes or uncertainty in respect of LIBOR may affect our sources of funding.
•We rely on network and information systems for our operations and a disruption or failure of, or defects in, those systems may disrupt our operations or damage our reputation with customers.
•If we experience a significant data security breach, our results of operations and reputation could suffer.
•The terms of existing or new collective bargaining agreements with our represented workforce can increase our expense and labor disruptions could adversely affect us.
•A significant amount of our book value consists of intangible assets that may not generate cash in the event of a voluntary or involuntary sale.
•We may engage in acquisitions, dispositions and other strategic transactions and the integration of such acquisitions, the sales of assets and other strategic transactions could materially adversely affect us.
•Significant unanticipated increases in the use of bandwidth-intensive Internet-based services could increase our costs.
•Our business depends on intellectual property rights and on not infringing on others' intellectual property rights.
•We may be liable for the material that content providers distribute over our networks.
•If we are unable to retain key employees, our ability to manage our business could be adversely affected.
•Impairment of Altice Europe's or Mr. Drahi's reputation could adversely affect current and future customers' perception of Altice USA.
•Macroeconomic developments may adversely affect our business.
•Online piracy could result in reduced revenues and increased expenditures.
•Our mobile wireless service will be subject to startup risk, competition, and risks associated with the price and availability of wholesale access to RAN.
Risk Factors Relating to Regulatory and Legislative Matters
•Our business is subject to extensive governmental legislation and regulation.
•Our cable system franchises are subject to non-renewal or termination.
•Our cable system franchises are non-exclusive.
•Local franchising authorities have the ability to impose additional regulatory constraints on our business.
•Further regulation of the cable industry could restrict our marketing options or impair our ability to raise rates.
•We may be materially adversely affected by regulatory changes related to pole attachments.
•Changes in channel carriage regulations could impose significant additional costs on us.
•Increasing regulation of our Internet-based products and services could adversely affect our ability to provide new products and services.
•Offering telephone services may subject us to additional regulatory burdens, causing us to incur additional costs.
•Our mobile service exposes us to regulatory risk.
•We may be materially adversely affected by regulatory, legal and economic changes relating to our physical plant.

Risk Factors Relating to Ownership of Our Class A Common Stock and Class B Common Stock
•An active, liquid trading market for our Class B common stock has not developed and we cannot assure you that an active, liquid trading market will develop in the future.
•Our stockholders' percentage ownership in us may be diluted by future issuances of capital stock.
•We have no current plans to pay cash dividends on our Class A common stock or Class B common stock for the foreseeable future.
•Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price of our Class A common stock to decline.
•The tri-class structure of Altice USA common stock has the effect of concentrating voting control with Next Alt.
•Next Alt controls us and its interests may conflict with ours or our stockholders in the future.
•Anti-takeover provisions in our organizational documents could prevent a change of control transaction.
•Holders of a single class of Altice USA common stock may not have any remedies if an action by our directors has an adverse effect on only that class of Altice USA common stock.
•We are a "controlled company" within the meaning of the rules of the NYSE.
•If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our Class A common stock, or if our operating results do not meet their expectations, the market price of our Class A common stock could decline.
•We are subject to securities class action litigation related to our 2017 initial public offering and we may be subject to additional securities class action litigation in the future.
•Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders.
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
In addition, the impact that the COVID-19 pandemic will have on our business, financial condition and results of operations could exacerbate the other risks identified in this section.
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
Our subsidiaries have incurred substantial amounts of indebtedness in connection with acquisitions and to finance the Cequel Acquisition, the Cablevision Acquisition, our operations, upgrades to our cable plant and acquisitions of other cable systems, sources of programming and other businesses. We have also incurred substantial indebtedness in order to offer new or upgraded services to our current and potential customers. At December 31, 2020, the carrying value of our total aggregate indebtedness, including collateralized indebtedness, was approximately $26.7 billion. Because we are highly leveraged, our payments on our indebtedness are significant in relation to our revenues and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease, but our required payments under our indebtedness would not. Any decrease in our revenues or an increase in operating costs (and corresponding reduction in our cash flows) would therefore adversely affect our ability to make interest or principal payments on our indebtedness as they come due.
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
Our business is capital intensive. Operating and maintaining our cable systems requires significant amounts of cash payments to third parties. Capital expenditures were $1,074.0 million, $1,355.4 million and $1,153.6 million in 2020, 2019 and 2018, respectively, and primarily included payments for customer premise equipment, network infrastructure, support and other costs.
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
The nature of our business involves the receipt and storage of information about our customers and employees. We have procedures in place to detect and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. We are regularly the target of attempted cyber intrusions and we commit substantial resources to continuously monitor and further develop our network and infrastructure to detect, protect and address the risk of unauthorized access, misuse, computer viruses and other events. Unauthorized parties may also attempt to gain access to our systems or facilities and to our proprietary business information. Our security programs and measures do not prevent all intrusions. Cyber intrusions require a significant amount of time and money to assess and remedy, and our incident response efforts may not be effective in all cases. If our efforts to protect the security of information about our customers and employees are unsuccessful, a significant data security breach may result in costly government enforcement actions, private litigation and negative publicity resulting in reputation or brand damage with customers, and our financial condition and results of operations could suffer. For example, in November 2019, a phishing attack against employee email accounts resulted in the exposure of certain employees' email credentials and, as a result, the exposure of information in those accounts including personal information of current and former employees as well as some customers. We took measures to secure against these attacks and responded by notifying affected persons, relevant state and federal agencies and law enforcement agencies. While the November 2019 attack appears to be contained both from an exposure and cost perspective, we have learned of at least one putative class action having been filed on February 13, 2020, and this and similar attacks could impose costs, liability and reputational harm that could adversely affect our operations and financial results. While we maintain insurance for cyber incidents, due to policy terms, limits and exclusions, it may not apply in all cases, and may not be adequate to cover all liabilities.
A portion of our workforce is represented by labor unions under established collective bargaining agreements or negotiating for a first contract. The terms of existing or new collective bargaining agreements can increase our expenses. Labor disruptions could adversely affect our business, financial condition and results of operations.
As of December 31, 2020, approximately 600 of the Company’s employees were represented by either the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). The Company has existing collective bargaining agreements with the CWA and IBEW that cover approximately 600 employees in New York and New Jersey and expire at various times beginning February 12, 2023 through April 25, 2024.
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
At December 31, 2020, we reported approximately $33.4 billion of consolidated total assets, of which approximately $24.0 billion were intangible. Intangible assets primarily included franchises from city and county governments to operate cable systems, goodwill, customer relationships and trade names. While we believe the carrying values of our intangible assets are recoverable, we may not receive any cash in the event of a voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business. We urge our stockholders to read carefully the notes to our consolidated financial statements contained herein, which provide more detailed information about these intangible assets.
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
As of December 31, 2020, two of our largest franchises, the Town of Hempstead, New York, comprising an aggregate of approximately 76,000 video customers, and the New York City franchise, comprising of approximately 431,000 video customers were expired. We are currently lawfully operating in both these franchise areas under temporary authority recognized by the State of New York. Lightpath holds a franchise from New York City that expired on December 20, 2008 and the renewal process is pending. We believe New York City is treating the expiration date of this franchise as extended until a formal determination on renewal is made, but there can be no assurance that we will be successful in renewing this franchise on anticipated terms or at all. We expect to renew or continue to operate under all or substantially all of our franchises.
The traditional cable franchising regime has undergone significant change as a result of various federal and state actions. Some state franchising laws do not allow incumbent operators like us to immediately opt into favorable statewide franchising as quickly as new entrants, and often require us to retain certain franchise obligations that are more burdensome than those applied to new entrants.
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
The cable industry has operated under a federal rate regulation regime for more than three decades. Currently, rate regulation by franchising authorities is strictly limited to the basic service tier and associated equipment and installation activities. A franchising authority that wishes to regulate basic cable service offered by a particular cable system must certify and demonstrate that the cable system is not subject to "effective competition" as defined by federal law. Our franchise authorities have not certified to exercise this limited rate regulation authority. If any of our local franchising authorities obtain certification to regulate rates, they would have the power to reduce rates and order refunds on the rates charged for basic service and equipment, which could reduce our revenues. The FCC and Congress also continue to be concerned that cable rate increases are exceeding inflation. It is possible that either the FCC or Congress will adopt more extensive rate regulation for our video services or regulate our other services, such as broadband and telephony services, which could impede our ability to raise rates, or require rate reductions. To the extent we are unable to raise our rates in response to increasing costs, or are required to reduce our rates, our business, financial condition, results of operations and liquidity will be materially adversely affected. There has been legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an à la carte basis. It is possible that new marketing restrictions could be adopted in the future. These restrictions could affect how we provide, and limit, customer equipment used in connection with our services and how we provide access to video programming beyond conventional cable delivery. A number of state and local regulatory authorities have imposed or seek to impose price- or price-related regulation that we believe is inconsistent with FCC direction, and these efforts, if successful, will diminish the benefits of deregulation and hamper our ability to compete with our largely unregulated competitors. We have brought a challenge in federal court against one such attempt to regulate our pricing by the New Jersey Board of Public Utilities, and in January 2020 we won a preliminary injunction in federal court in the District of New Jersey enjoining that agency from enforcing its regulation.
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
On February 26, 2015, the FCC adopted a new "net neutrality" or Open Internet order (the "2015 Order") that: (1) reclassified broadband Internet access service from an information service to a Title II common carrier service, (2) applied certain existing Title II provisions and associated regulations; (3) forbore from applying a range of other existing Title II provisions and associated regulations, but to varying degrees indicated that this forbearance may be only temporary and (4) issued new rules expanding disclosure requirements and prohibiting blocking, throttling, paid prioritization and unreasonable interference with the ability of end users and edge providers to reach each other. The 2015 Order also subjected broadband providers' Internet traffic exchange rates and practices to potential FCC oversight and created a mechanism for third parties to file complaints regarding these matters. The 2015 Order could have had a material adverse impact on our business by limiting our ability to efficiently manage our cable systems and respond to operational and competitive challenges. In December 2017, the FCC adopted an order (the "2017 Order") that in large part reverses the 2015 Order and reestablishes the “information service” classification for broadband services. The 2017 Order was affirmed in part on appeal in October 2019 insofar as it classified broadband Internet access services as information services subject to lesser federal regulation. However, the 2017 Order was also vacated in part on appeal insofar as it preempted states from subjecting broadband Internet access services to any requirements more stringent than the federal requirements. As a result, the precise extent to which state rules may impose such requirements on broadband Internet access service providers is not fully settled. Additionally, Congress and some states are considering legislation that may codify "net neutrality" rules, which could include prohibitions on blocking, throttling and prioritizing Internet traffic. A number of states, including California, have adopted legislation and/or executive orders that apply “net neutrality” rules to ISPs. The California legislation is currently being challenged in court. Additionally, the FCC is expected to revisit the appropriate regulatory classification of broadband in 2021.
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

In September 2019, we launched Altice Mobile, our mobile service using our own core infrastructure and our iMVNO agreements with Sprint (now T-Mobile USA, Inc.) and other roaming partners, including AT&T. Our iMVNO service is subject to many of the same FCC regulations as traditional mobile service as well as some state and local regulations. The FCC or other regulatory authorities may adopt new or different regulations for iMVNOs or mobile carriers, or impose new fees, that could adversely affect our service or the business opportunity generally.
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
As of December 31, 2020, we had a total of 290.6 million shares of Class A common stock outstanding and 185.9 million shares of Class B common stock outstanding.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
Our headquarters are located in Long Island City, New York, where we currently lease office space pursuant to a lease agreement which will expire in 2032. We also own a building located in Bethpage, New York, where we maintain administrative offices. In addition, we own or lease real estate throughout our operating areas where certain of our call centers, corporate facilities, business offices, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, access studios, and microwave receiving antennae are located.
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
As of February 5, 2021, there were four holders of record of Altice USA Class A common stock and two holders of record of ATUS Class B common stock.
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
Set forth below is information related to transactions under the Company's share repurchase program for the quarter ended December 31, 2020.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1- October 31	6,201,273	$27.32	180,824,027	$2,813,640,302
November 1- November 30	16,476,539	29.77	197,300,566	4,323,179,352
December 1 - December 31	64,613,479	36.01	261,914,045	1,996,230,356

(1)On June 8, 2018, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of Altice USA Class A common stock. On July 30, 2019, the Board of Directors authorized a new incremental three-year share repurchase program of $5.0 billion, to take effect following the completion of the June 2018 repurchase program. Under these repurchase programs, shares of Altice USA Class A common stock may be purchased from time to time in the open market and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The programs do not have an expiration date and may be suspended at any time at the discretion of the Board of Directors. In November 2020, the Company's Board of Directors authorized the repurchase of up to an additional $2.0 billion of Altice USA Class A common stock pursuant to the Tender Offer discussed below.
(2)This column reflects the cumulative number of shares acquired pursuant to the repurchase program at the end of the respective period.
On November 23, 2020, the Company commenced a modified "Dutch auction" tender offer (the "Tender Offer") to purchase up to $2.5 billion in value of shares of its Class A Common Stock, at a price not greater than $36.00 per share nor less than $32.25 per share. The Tender Offer expired on December 21, 2020. On December 21, 2020, the Company accepted for purchase 64,613,479 shares of its Class A Common Stock, at a price of $36.00 per share, plus related fees, for an aggregate purchase price of $2.3 billion. The aggregate purchase price of these shares (including the fees relating to the Tender Offer), is reflected in stockholders' equity (deficiency) in the consolidated balance sheet as of December 31, 2020.

Altice USA Stock Performance Graph
The chart below compares the performance of our Class A common stock with the performance of the S&P 500 Index and a Peer Group Index by measuring the changes in our Class A common stock prices from June 22, 2017 through December 31, 2020.  As required by the SEC, the values shown assume the reinvestment of all dividends.  Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC.  The Peer Group Index is made up of companies that deliver broadband, video and telephony services as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which we are engaged and some of the companies included in the Peer Group Index also engage in lines of business in which we do not participate.  Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from ours.  The common stocks of the following companies have been included in the Peer Group Index: AT&T, CenturyLink, Charter, Comcast, Frontier, DISH, Sprint (through April 2020), T-Mobile, Verizon, and Windstream Holdings, Inc. (through March 2019). The chart assumes $100 was invested on June 22, 2017 in each of the Company's Class A common stock, the S&P 500 Index and in a Peer Group Index and reflects reinvestment of dividends and market capitalization weighting.

Altice USA, Inc
Peer Group
S&P 500
180
160
140
120
100
80
60
40
20
0
IPO DATE
DEC-17
DEC-18
DEC-19
DEC-20

	June 22, 2017	Dec 31, 2017	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2020
ALTICE USA CLASS A	$100.00	$64.90	$56.30	$93.17	$129.06
S&P 500 INDEX	$100.00	$109.82	$102.97	$132.71	$154.29
PEER GROUP INDEX	$100.00	$104.17	$94.78	$124.33	$135.44

Item 6.    Selected Historical Financial Data
Altice USA
The summary consolidated historical balance sheets and operating data of Altice USA as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019, 2018 and 2017 presented below have been derived from the audited consolidated financial statements of Altice USA included elsewhere herein. The operating data of Altice USA for the year ended December 31, 2016 include the operating results of Cequel for the year ended December 31, 2016 and the operating results of Cablevision for the period from the date of acquisition, June 21, 2016, through December 31, 2016. The balance sheet and operating data presented below also give effect to the ATS acquisition since its formation, the i24 acquisition from April 1, 2018, the Cheddar acquisition from June 1, 2019 and the acquisition of certain cable assets in New Jersey from July 2020.
The selected historical results presented below are not necessarily indicative of the results to be expected for any future period. This information should be read in conjunction with the audited consolidated financial statements of Altice USA and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Altice USA					Cablevision (a)
	Years ended December 31,					January 1, 2016 to June 20, 2016
	2020	2019	2018	2017	2016
						(unaudited)
	(in thousands)
Revenue	$9,894,642	$9,760,859	$9,566,608	$9,306,950	$6,017,212	$3,137,604
Operating expenses	7,779,353	7,937,048	7,884,229	8,465,942	5,554,403	2,658,667
Operating income	2,115,289	1,823,811	1,682,379	841,008	462,809	478,937
Other income (expense):
Interest expense, net	(1,350,341)	(1,530,850)	(1,545,426)	(1,601,211)	(1,442,730)	(285,508)
Gain (loss) on investments and sale of affiliate interests, net	320,061	473,406	(250,877)	237,354	142,102	129,990
Gain (loss) on derivative contracts, net	(178,264)	(282,713)	218,848	(236,330)	(53,696)	(36,283)
Gain (loss) on interest rate swap contracts	(78,606)	(53,902)	(61,697)	5,482	(72,961)	—
Loss on extinguishment of debt and write-off of deferred financing costs	(250,489)	(243,806)	(48,804)	(600,240)	(127,649)	—
Other income (expense), net	5,577	1,183	(12,484)	(13,651)	980	1,224
Income (loss) before income taxes	583,227	187,129	(18,061)	(1,367,588)	(1,091,145)	288,360
Income tax benefit (expense) (b)	(139,748)	(47,190)	38,655	2,862,352	259,666	(124,848)
Net income (loss)	443,479	139,939	20,594	1,494,764	(831,479)	163,512
Net loss (income) attributable to noncontrolling interests	(7,296)	(1,003)	(1,761)	(1,587)	(551)	236
Net income (loss) attributable to Altice USA / Cablevision stockholders	$436,183	$138,936	$18,833	$1,493,177	$(832,030)	$163,748

INCOME (LOSS) PER SHARE:
Basic income (loss) per share	$0.75	$0.21	$0.03	$2.15	$(1.28)	$0.60
Basic weighted average common shares (in thousands)	581,057	660,384	730,088	696,055	649,525	272,035

Diluted income (loss) per share	$0.75	$0.21	$0.03	$2.15	$(1.28)	$0.58
Diluted weighted average common shares (in thousands)	583,689	662,541	730,088	696,055	649,525	280,199
Cash dividends declared per common share (c)	$—	$—	$2.035	$1.29	$0.69	$—

(a)Represents the operating results of Cablevision for the period prior to the Cablevision Acquisition (Predecessor period).
(b)Pursuant to the enactment of the Tax Reform on December 22, 2017, the Company recorded a non-cash deferred tax benefit of $2,332,677 in 2017 to remeasure the net deferred tax liability to adjust for the reduction in the corporate income tax rate from 35% to 21% which was effective on January 1, 2018. In 2018, the Company recorded a non-cash deferred tax benefit of $52,915 based on a remeasurement of the Company's net deferred tax liability.
(c)The 2017 and 2016 amounts represent distributions declared prior to the Company's IPO of $839,700 and $445,176, respectively, divided by the number of shares of common stock outstanding adjusted to reflect the retroactive impact of the organizational transactions that occurred prior to the IPO.

Balance Sheet Data:
	Altice USA
	December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Total assets	$33,376,660	$34,108,122	$33,613,808	$34,812,082	$36,498,578
Notes payable to affiliates and related parties	—	—	—	—	1,750,000
Credit facility debt	8,288,000	7,148,287	5,915,559	4,643,523	3,444,790
Collateralized indebtedness	1,617,506	1,585,088	1,406,182	1,349,474	1,286,069
Senior guaranteed notes, senior secured notes and senior notes and debentures	16,482,398	15,476,496	15,359,561	15,860,432	17,507,325
Notes payable and other obligations	174,801	140,994	106,108	65,902	13,726
Finance lease obligations	159,637	69,420	25,190	21,980	28,155
Total debt	26,722,342	24,420,285	22,812,600	21,941,311	24,030,065
Redeemable equity	25,763	108,551	130,007	231,290	68,147
Stockholders' equity (deficiency)	(1,141,030)	2,269,964	3,670,941	5,503,214	2,042,221
Noncontrolling interests	(62,109)	9,298	9,295	1,539	287
Total equity (deficiency)	(1,203,139)	2,279,262	3,680,236	5,504,753	2,042,508
The following table sets forth certain customer metrics for the Company (unaudited):

	December 31,
	2020 (f)(g)	2019 (f)	2018
	(in thousands, except per customer amounts)
Homes passed (a)	9,034.1	8,818.6	8,699.6
Total customers relationships (b)(c)	5,024.6	4,916.3	4,899.5
Residential	4,648.4	4,533.3	4,518.1
SMB	376.1	383.1	381.4
Residential customers:
Broadband	4,359.2	4,187.3	4,115.4
Video	2,961.0	3,179.2	3,286.1
Telephony	2,214.0	2,398.8	2,530.1
Penetration of homes passed (d)	55.6%	55.7%	56.3%
ARPU (e)(h)	$140.09	$142.65	$143.22

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
(f)Customer metrics do not include Altice Mobile customers.
(g)Pursuant to the Keep Americans Connected pledge ("Pledge") that the Company made in response to the COVID-19 pandemic and pursuant to the New Jersey Executive Order No. 126 ("NJ Order") enacted in April 2020, the Company did not disconnect certain internet and voice services to customers for non-payment. Customer metrics include the retention of certain of these previously non-paying customers who had current account balances as of December 31, 2020 due to the Company forgiving their past due balances or placing them on a payment plan. Customer metrics as of December 31, 2020 also include approximately 10 thousand customer relationships impacted by storms in Louisiana that have not been disconnected for non-payment (see table below).

Total customer relationships	10.3
Residential	9.2
SMB	1.1
Residential customers:
Broadband	8.7
Video	4.8
Telephony	2.0
(h)    ARPU for the December 31, 2020 period reflects a reduction of $1.26 due to credits that we currently anticipate will be issued to video customers as a result of credits the Company expects to receive from certain sports programming networks whereby the minimum number of events were not delivered pursuant to the contractual agreements with the networks and related franchise fees.

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
We operate in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, technological, political and social conditions. Various factors could adversely affect our operations, business or financial results in the future and cause our actual results to differ materially from those contained in the forward-looking statements. In addition, important factors that could cause our actual results to differ materially from those in our forward-looking statements include:
•competition for broadband, video and telephony customers from existing competitors (such as broadband communications companies, direct broadcast satellite ("DBS") providers, wireless data and telephony providers, and Internet-based providers) and new competitors entering our footprint;
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
Our Business
We principally provide broadband communications and video services in the United States and market our services primarily under two brands: Optimum, in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. We deliver broadband, video, telephony, and mobile services to more than five million residential and business customers. Our footprint extends across 21 states through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a fiber-to-the-home ("FTTH") network with more than nine million homes passed as of December 31, 2020. Additionally, we offer news programming and content, and advertising services. The Company launched Altice Mobile, our full service mobile offering, to consumers across our footprint in September 2019.
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
We derive revenue principally through monthly charges to residential customers of our broadband, video, and telephony services. We also derive revenue from DVR, VOD, pay-per-view, installation and home shopping commissions. Our residential broadband, video, and telephony services accounted for approximately 37%, 37%, and 5%, respectively, of our consolidated revenue for the year ended December 31, 2020. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking and video services. For the year ended December 31, 2020, 15% of our consolidated revenue was derived from these business services. In addition, we derive revenues from the sale of advertising time available on the programming carried on our cable television systems, digital advertising and data analytics, and affiliation fees for news programming, which accounted for approximately 5% of our consolidated revenue for the year ended December 31, 2020. Our mobile and other revenue for the year ended December 31, 2020 accounted for less than 1% of our consolidated revenue.
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
Historically, we have made substantial investments in our network and the development of new and innovative products and other service offerings for our customers as a way of differentiating ourselves from our competitors and we may continue to do so in the future. Our FTTH network build, which would enable us to deliver more than 10 Gbps broadband speeds to meet the growing data needs of residential and business customers, is underway. In addition, we launched Altice Mobile to consumers across our footprint in September 2019. We may incur greater than anticipated capital expenditures in connection with these initiatives, fail to realize anticipated benefits, experience delays and business disruptions or encounter other challenges to executing them as planned. See "Liquidity and Capital Resources-Capital Expenditures" for additional information regarding our capital expenditures.
Certain Transactions
The following transactions occurred during the periods covered by this Management's Discussion and Analysis of Financial Condition and Results of Operations:
In December 2020, the Company completed the sale of a 49.99% interest in its Lightpath fiber enterprise business (the "Lightpath Transaction") based on an implied enterprise value of $3.2 billion. The Company retained a 50.01% interest in the Lightpath business and maintained control of Cablevision Lightpath LLC, the entity holding the interest in the Lightpath business. Accordingly, the Company continues to consolidate the operating results of the Lightpath business.
On July 14, 2020, the Company completed its acquisition of certain cable assets in New Jersey and the operating results of the acquired business were consolidated as of the acquisition date.
In June 2019, the Company completed the acquisition of Cheddar Inc., a digital-first news company and the operating results of Cheddar were consolidated as of June 1, 2019.

As discussed in Note 1 of the Company's consolidated financial statements, the Company completed the ATS Acquisition in January 2018. ATS was previously owned by Altice Europe and a member of ATS's former management through a holding company. As the acquisition is a combination of businesses under common control, the Company combined the results of operations and related assets and liabilities of ATS for all periods since the formation of ATS.
In April 2018, Altice Europe transferred its ownership of i24NEWS, a 24/7 international news and current affairs channels, to the Company for minimal consideration. As the acquisition was a combination of businesses under common control, the Company combined the results of operations and related assets and liabilities of i24NEWS as of April 1, 2018. Operating results for periods prior to April 1, 2018 have not been revised to reflect the combination of i24NEWS as the impact was deemed immaterial.
In April 2018, the Company redeemed a 24% interest in Newsday.
Non-GAAP Financial Measures
We define Adjusted EBITDA, which is a non-GAAP financial measure, as net income (loss) excluding income taxes, non-operating income or expenses, loss on extinguishment of debt and write-off of deferred financing costs, gain (loss) on interest rate swap contracts, gain (loss) on derivative contracts, gain (loss) on investments and sale of affiliate interests, interest expense, interest income, depreciation and amortization (including impairments), share-based compensation expense or benefit, restructuring expense or credits, and transaction expenses.
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

Results of Operations - Altice USA

	Altice USA
	Years Ended December 31,
	2020	2019	2018
Revenue:
Residential:
Broadband	$3,689,159	$3,222,605	$2,887,455
Video	3,670,859	3,997,873	4,156,428
Telephony	468,777	598,694	652,895
Business services and wholesale	1,454,532	1,428,532	1,362,758
News and advertising	519,205	475,904	487,264
Mobile	78,127	21,264	—
Other	13,983	15,987	19,808
Total revenue	9,894,642	9,760,859	9,566,608
Operating expenses:
Programming and other direct costs	3,340,442	3,300,528	3,173,076
Other operating expenses	2,264,473	2,300,398	2,290,266
Restructuring and other expense	91,073	72,978	38,548
Depreciation and amortization (including impairments)	2,083,365	2,263,144	2,382,339
Operating income	2,115,289	1,823,811	1,682,379
Other income (expense):
Interest expense, net	(1,350,341)	(1,530,850)	(1,545,426)
Gain (loss) on investments and sale of affiliate interests, net	320,061	473,406	(250,877)
Gain (loss) on derivative contracts, net	(178,264)	(282,713)	218,848
Loss on interest rate swap contracts	(78,606)	(53,902)	(61,697)
Loss on extinguishment of debt and write-off of deferred financing costs	(250,489)	(243,806)	(48,804)
Other income (expense), net	5,577	1,183	(12,484)
Income (loss) before income taxes	583,227	187,129	(18,061)
Income tax benefit (expense)	(139,748)	(47,190)	38,655
Net income	443,479	139,939	20,594
Net income attributable to noncontrolling interests	(7,296)	(1,003)	(1,761)
Net income attributable to Altice USA, Inc. stockholders	$436,183	$138,936	$18,833

The following is a reconciliation of net income to Adjusted EBITDA and Operating Free Cash Flow:

	Altice USA
	Years Ended December 31,
	2020	2019	2018
Net income	$443,479	$139,939	$20,594
Income tax expense (benefit)	139,748	47,190	(38,655)
Other expense (income), net	(5,577)	(1,183)	12,484
Loss on interest rate swap contracts	78,606	53,902	61,697
Loss (gain) on derivative contracts, net	178,264	282,713	(218,848)
Loss (gain) on investments and sales of affiliate interests, net	(320,061)	(473,406)	250,877
Loss on extinguishment of debt and write-off of deferred financing costs	250,489	243,806	48,804
Interest expense, net	1,350,341	1,530,850	1,545,426
Depreciation and amortization	2,083,365	2,263,144	2,382,339
Restructuring and other expense	91,073	72,978	38,548
Share-based compensation	125,087	105,538	59,812
Adjusted EBITDA	4,414,814	4,265,471	4,163,078
Capital Expenditures (cash)	1,073,955	1,355,350	1,153,589
Operating Free Cash Flow	$3,340,859	$2,910,121	$3,009,489
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow:

	Years Ended December 31,
	2020	2019	2018

Net cash flows from operating activities	$2,980,164	$2,554,169	$2,508,317
Capital Expenditures (cash)	1,073,955	1,355,350	1,153,589
Free Cash Flow	$1,906,209	$1,198,819	$1,354,728
The following table sets forth certain customer metrics for the Company (unaudited):

	December 31,		Increase (Decrease) 2020	December 31, 2018	Increase (Decrease) 2019
	2020 (f)(g)	2019 (f)

Homes passed (a)	9,034.1	8,818.6	215.5	8,699.6	119.0
Total customer relationships (b)(c)	5,024.6	4,916.3	108.3	4,899.5	16.8
Residential	4,648.4	4,533.3	115.1	4,518.1	15.2
SMB	376.1	383.1	(7.0)	381.4	1.7
Residential customers:
Broadband	4,359.2	4,187.3	171.9	4,115.4	71.9
Video	2,961.0	3,179.2	(218.2)	3,286.1	(106.9)
Telephony	2,214.0	2,398.8	(184.8)	2,530.1	(131.3)
Penetration of homes passed (d)	55.6%	55.7%		56.3%
ARPU(e)(h)	$140.09	$142.65		$143.22

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
(f)Customer metrics do not include Altice Mobile customers.
(g)Pursuant to the Keep Americans Connected pledge ("Pledge") that the Company made in response to the COVID-19 pandemic and pursuant to the New Jersey Executive Order No. 126 ("NJ Order") enacted in April 2020, the Company did not disconnect certain internet and voice services to customers for non-payment. Customer metrics include the retention of certain of these previously non-paying customers who had current account balances as of December 31, 2020 due to the Company forgiving their past due balances or placing them on a payment plan. Customer metrics as of December 31, 2020 also include approximately 10 thousand customer relationships impacted by storms in Louisiana that have not been disconnected for non-payment (see table below).

Total customer relationships	10.3
Residential	9.2
SMB	1.1
Residential customers:
Broadband	8.7
Video	4.8
Telephony	2.0
(h)    ARPU for the December 31, 2020 period reflects a reduction of $1.26 due to credits that we currently anticipate will be issued to video customers as a result of credits the Company expects to receive from certain sports programming networks whereby the minimum number of events were not delivered pursuant to the contractual agreements with the networks and related franchise fees.
Comparison of Results for the Year Ended December 31, 2020 compared to the Year Ended December 31, 2019 and for the Year Ended December 31, 2019 compared to the Year Ended December 31, 2018
Broadband Revenue
Broadband revenue for the years ended December 31, 2020, 2019 and 2018 was $3,689,159, $3,222,605, and $2,887,455, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing subscribers, and changes in speed tiers. Additionally, revenue is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Broadband revenue increased $466,554 (14%) for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases and service level changes, and an increase in broadband customers, partially offset by customer credits issued for service outages following certain storms.
Broadband revenue increased $335,150 (12%) for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases and service level changes, and an increase in broadband customers.
Video Revenue
Video revenue for the years ended December 31, 2020, 2019 and 2018 was $3,670,859, $3,997,873 and $4,156,428, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing customers, and changes in programming packages. Additionally, revenue is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.

Video revenue decreased $327,014 (8%) for the year ended December 31, 2020 compared to the year ended December 31, 2019. Video revenue for the year ended December 31, 2020 includes estimated credits of approximately $94,300 that we currently anticipate will be issued to customers as a result of $90,100 of credits the Company expects to receive from certain sports programming networks whereby the minimum number of events were not delivered pursuant to the contractual agreements with the networks and related franchise fees. These credits did not impact Adjusted EBITDA for the periods. The remaining decrease was due primarily to a decline in video customers, as well as customer credits issued for service outages following certain storms.
Video revenue decreased $158,555 (4%) for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease was due primarily to a decline in video customers and lower average revenue per video customer.
Telephony Revenue
Telephony revenue for the years ended December 31, 2020, 2019 and 2018 was $468,777, $598,694 and $652,895, respectively. Telephony revenue is derived principally through monthly charges to residential customers for our telephony services. Revenue is impacted by changes in rates for services, changes in the number of customers, and additional services sold to our existing customers. Additionally, revenue is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Telephony revenue decreased $129,917 (22%) for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was due to lower average revenue per telephony customer and a decline in telephony customers, as well as customer credits issued for service outages following certain storms.
Telephony revenue decreased $54,201 (8%) for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease was due to lower average revenue per telephony customer and a decline in telephony customers.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the years ended December 31, 2020, 2019 and 2018 was $1,454,532, $1,428,532, and $1,362,758, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber based telecommunications services to the business market, and the sale of broadband, video and telephony services to SMB customers.
Business services and wholesale revenue increased $26,000 (2%) for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to higher average recurring broadband revenue per SMB customer, primarily driven by certain rate increases and service level changes and an increase in revenue related to an indefeasible right of use contract recorded in the second quarter of 2020, partially offset by a decrease in SMB customers, customer credits issued for service outages following certain storms and customer credits of approximately $2,900 that we currently anticipate will be issued to SMB customers as a result of credits the Company expects to receive from certain sports programming networks whereby the minimum number of events were not delivered pursuant to the contractual agreements with the networks and related franchise fees. These credits did not impact Adjusted EBITDA for the periods.
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
News and Advertising Revenue
News and advertising revenue for the years ended December 31, 2020, 2019 and 2018, was $519,205, $475,904, and $487,264, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems, (ii) advertising on over the top ("OTT") platforms, (iii) digital advertising, and (iv) data analytics. News and advertising revenue also includes affiliation fees for news programming.
News and advertising revenue increased $43,301 (9%) for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to higher political revenue and affiliate fees.

News and advertising revenue decreased $11,360 (2%) for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease was primarily due to lower political revenue, partially offset by an increase in digital advertising, and strong national sales.
Mobile Revenue
Mobile revenue for the year ended December 31, 2020 and 2019 was $78,127 and $21,264, respectively, and relates to sales of devices and mobile services that were launched to consumers in September 2019. As of December 31, 2020, we had approximately 169 thousand mobile lines.
Other Revenue
Other revenue for the years ended December 31, 2020, 2019 and 2018 was $13,983, $15,987, and $19,808, respectively. Other revenue includes revenue from other miscellaneous revenue streams.
Programming and Other Direct Costs
Programming and other direct costs for the years ended December 31, 2020, 2019 and 2018 amounted to $3,340,442, $3,300,528 and $3,173,076, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs typically rise due to increases in contractual rates and new channel launches and are also impacted by changes in the number of customers receiving certain programming services. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the costs of mobile devices sold to our customers and direct costs of providing mobile services.
The increase of $39,914 (1%) for the year ended December 31, 2020, as compared to the prior year was primarily attributable to the following:

Increase in call completion and transfer costs primarily related to our mobile business ($30,240)	$33,126
Costs of mobile devices	24,359
Increase primarily relating to costs of digital media and linear advertising spots for resale	17,160
Decrease in programming costs which includes estimated credits expected to be received (see discussion below) and a decrease in costs due to lower video customers, partially offset by an increase in costs due to net contractual rate increases	(21,511)
Decrease in costs due to certain tax refunds	(11,033)
Other net decreases	(2,187)
$39,914
The increase of $127,452 (4%) for the year ended December 31, 2019, as compared to December 31, 2018 was primarily attributable to the following:

Increase in programming costs due primarily to contractual rate increases, partially offset by lower video customers and lower video-on-demand and pay-per-view costs	$102,071
Costs of mobile devices	22,379
Increase in costs of digital media and linear advertising spots for resale	9,488
Decrease in call completion and transfer costs primarily due to lower level of activity related to our telephony service, partially offset by an increase in costs related to our mobile service of $3,890	(9,975)
Other net increases	3,489
$127,452

Programming costs
Programming costs aggregated $2,701,145, $2,722,656, and $2,620,585 for the years ended December 31, 2020, 2019 and 2018, respectively. Programming costs for the year ended December 31, 2020 include estimated credits of approximately $93,000 that the Company expects to receive from certain sports programming networks whereby the minimum number of events were not delivered pursuant to the contractual agreements with the networks. These credits did not impact Adjusted EBITDA for the periods as we reduced video revenue for a corresponding amount as it is currently anticipated that these credits will be issued to customers. Our programming costs in 2021 will continue to be impacted by changes in programming rates, which we expect to increase, and by changes in the number of video customers.
Other Operating Expenses
Other operating expenses for the years ended December 31, 2020, 2019 and 2018 amounted to $2,264,473, $2,300,398, and $2,290,266, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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
The decrease in other operating expenses of $35,925, net of an increase of $35,318 relating to our mobile service, for the year ended December 31, 2020 as compared to the prior year was attributable to the following:

Net decrease in labor costs and benefits (offset by an increase in costs related to Cheddar of $10,548, which was acquired in June 2019), partially offset by a decrease in capitalizable activity	$(43,837)
Decrease in bad debt expense	(25,555)
Decrease in sales and marketing costs (including third-party commissions)	(15,862)
Increase in share-based compensation	19,550
Increase in rent and property taxes	13,506
Increase in legal costs	9,008
Other net increases (including a decrease of $5,598 due to a favorable resolution of a tax matter)	7,265
$(35,925)
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
$10,132

Restructuring and Other Expense
Restructuring and other expense for the year ended December 31, 2020 amounted to $91,073, as compared to $72,978 for the year ended December 31, 2019 and $38,548 for the year ended December 31, 2018. These amounts primarily related to severance and other employee related costs resulting from headcount reductions, facility realignment costs and impairments of certain ROU assets, related to initiatives which commenced in 2016 and 2019 that are intended to simplify the Company's organizational structure. The expense for the year ended December 31, 2020 also included $47,631 related to contractual payments for terminated employees and $4,068 related to the facility realignment costs. We may incur additional restructuring expenses in the future as we continue to analyze our organizational structure.
Depreciation and Amortization
Depreciation and amortization for the years ended December 31, 2020, 2019 and 2018 amounted to $2,083,365, $2,263,144 and $2,382,339, respectively.
The decrease in depreciation and amortization of $179,779 (8%) for the year ended December 31, 2020 as compared to the prior year is due to certain fixed assets and intangible assets becoming fully depreciated or amortized, partially offset by the acceleration of amortization expense related to certain customer relationship intangible assets and an increase in depreciation as a result of asset additions.
The decrease in depreciation and amortization of $119,195 (5%) for the year ended December 31, 2019 as compared to the prior year is due to certain fixed assets and intangible assets becoming fully depreciated or amortized, partially offset by an increase in depreciation as a result of asset additions.
Adjusted EBITDA
Adjusted EBITDA amounted to $4,414,814, $4,265,471, and $4,163,078 for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The increases in adjusted EBITDA for the year ended December 31, 2020 as compared to the prior year was due to the increases in revenue and a decrease in operating expenses for 2020 (excluding depreciation and amortization, restructuring and other expense and share-based compensation), as discussed above.
The increases in adjusted EBITDA for the year ended December 31, 2019 as compared to the prior year was due to the increases in revenue, partially offset by an increase in operating expenses (excluding depreciation and amortization, restructuring and other expense and share-based compensation), as discussed above.
Operating Free Cash Flow
Operating free cash flow was $3,340,859, $2,910,121 and $3,009,489 for the years ended December 31, 2020, 2019 and 2018, respectively. The increase in operating free cash flow for 2020 as compared to 2019 is due to a decrease in cash capital expenditures and an increase in adjusted EBITDA. The decrease in operating free cash flow in 2019 as compared to 2018 was due to an increase in cash capital expenditures, partially offset by an increase in adjusted EBITDA.
Free Cash Flow
Free cash flow was $1,906,209, $1,198,819 and $1,354,728 for the years ended December 31, 2020, 2019 and 2018, respectively. The increase in free cash flow in 2020 as compared to 2019 is primarily due to an increase in cash from operating activities and a decrease in cash capital expenditures. The decrease in free cash flow in 2019 as compared to 2018 is primarily due to an increase in cash capital expenditures.
Interest expense
Interest expense, net was $1,350,341, $1,530,850, and $1,545,426 for the years ended December 31, 2020, 2019 and 2018, respectively. The decrease of $180,509 for the year ended December 31, 2020 as compared to the year ended December 31, 2019 and the decrease of $14,576 for the year ended December 31, 2019 as compared to the year ended December 31, 2018 were attributable to the following:

	2020	2019
Decrease due to changes in average debt balances and interest rates on our indebtedness and collateralized debt	$(173,121)	$(44,492)
Lower interest income	3,515	5,147
Other net increases (decreases) due to amortization of deferred financing costs, premiums and original issue discounts	(10,903)	24,769
	$(180,509)	$(14,576)
Gain (Loss) on Investments and Sale of Affiliate Interests, net
Gain (loss) on investments, net for the years ended December 31, 2020, 2019 and 2018, of $320,061, $473,406 and $(250,877) consists primarily of the increase (decrease) in the fair value of the Comcast common stock owned by the Company. The effects of these gains (losses) are partially offset by the losses and gains on the related equity derivative contracts, net described below.
Gain (Loss) on Derivative Contracts, net
Gain (loss) on derivative contracts, net amounted to $(178,264), $(282,713) and $218,848 for the years ended December 31, 2020, 2019 and 2018, respectively, and includes realized and unrealized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company. The effects of these gains (losses) are offset by losses (gains) on investment securities pledged as collateral, which are included in gain (loss) on investments and sale of affiliate interest, net discussed above.
Loss on Interest Rate Swap Contracts
Loss on interest rate swap contracts amounted to $78,606, $53,902 and $61,697 for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts represent the decrease in the fair value of interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes.
Loss on Extinguishment of Debt and Write-off of Deferred Financing Costs
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $250,489, $243,806 and $48,804 for the years ended December 31, 2020, 2019 and 2018, respectively.
The following table provides a summary of the loss on extinguishment of debt and the write-off of deferred financing costs recorded by the Company upon the redemption of senior guaranteed, senior secured and senior notes and the refinancing of credit facilities:

	Years ended December 31,
	2020	2019	2018
CSC Holdings 5.375% Senior Guaranteed Notes due 2023	$26,721	$—	$—
CSC Holdings 7.75% Senior Notes due 2025	35,375	—	—
CSC Holdings 10.875% Senior Notes due 2025	136,249	—	—
CSC Holdings 6.625% Senior Guaranteed Notes due 2025	52,144	—	—
Cablevision 8.000% Senior Notes due 2020	—	15,176	—
Cablevision 5.125% Senior Notes due 2021	—	500	—
CSC Holdings 5.125% Senior Notes due 2021	—	65,151	—
CSC Holdings 10.125% Senior Notes due 2023	—	154,666	—
Refinancing and subsequent amendment to CSC Holdings credit facility	—	8,313	—
Cablevision 7.75% Senior Notes due 2018	—	—	4,706
Cequel 6.375% Senior Notes due 2020	—	—	36,910
Cequel senior and senior secured notes pursuant to an exchange offer	—	—	(545)
Cequel Term Loan Facility	—	—	7,733
	$250,489	$243,806	$48,804

Other Income (Expense), Net
Other income (expense), net amounted to $5,577, $1,183, and $(12,484), for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts include the non-service cost components of the Company's pension expense of $1,012, $8,274 and $9,529, net of dividends received on Comcast common stock owned by the Company. The 2018 amounts also include the equity in the net losses of Newsday through April 2018 and i24NEWS through March 31, 2018.
Income Tax Benefit (Expense)
The Company recorded income tax expense of $139,748 for the year ended December 31, 2020, resulting in an effective tax rate of 24% which is higher than the U.S. federal statutory tax rate of 21%. The primary difference between the effective tax rate and the statutory tax rate is due to nondeductible officer’s and share-based compensation expense, state income taxes, net of the federal benefit, a revaluation of state deferred taxes primarily due to certain changes to the state tax rates used to measure the Company’s deferred tax liabilities, a tax benefit associated with claiming additional current year and prior year research and development tax credits, and certain other non-deductible expenses. Due to the taxable gain resulting from the Lightpath Transaction discussed in Note 1 to the consolidated financial statements, the Company recognized the benefit of fully utilizing its federal NOLs, capital loss carryover, research and development tax credits, and general business credits in 2020.
The Company recorded income tax expense of $47,190 for the year ended December 31, 2019, resulting in an effective tax rate of 25% which was higher than the U.S. federal statutory tax rate of 21%. The primary difference between the effective tax rate and the statutory tax rate was due to nondeductible share-based compensation expense, a revaluation of state deferred taxes primarily due to certain changes to the state tax rates used to measure the Company’s deferred tax liabilities and certain other non-deductible expenses.
The Company recorded income tax benefit of $38,655 for the year ended December 31, 2018. During 2018, the Company determined that it met the definition of a Qualified Technology Company for New York State tax purposes and thereby was eligible for the reduced tax rate. Additionally, during 2018, the state of New Jersey enacted significant tax law changes imposing a 2.5% surtax for tax years beginning January 1, 2018 and mandating combined return filing requirements for unitary corporations for tax years beginning January 1, 2019. Accordingly, the Company recorded a net deferred tax benefit of $52,915 based on a remeasurement of the net deferred tax liability.
CSC HOLDINGS, LLC
The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Altice USA, except for the following:

	CSC Holdings
	Years ended December 31,
	2020	2019	2018
	(in thousands)
Net income attributable to Altice USA stockholders	$436,183	$138,936	$18,833
Less: items included in Altice USA's consolidated statements of operations:
Income tax expense (benefit)	12,905	(24,053)	(96,218)
Interest expense relating to Cablevision senior notes	—	81,257	303,106
Loss on investments and sale of affiliate interests, net	(546)	—	(10,659)
Interest income related to cash held by Cablevision and Altice USA	—	—	2,372
Other expense (income)	—	(2)	210
Loss on extinguishment of debt and write-off of deferred financing costs	—	15,676	40,921
Net income attributable to CSC Holdings' sole member	$448,542	$211,814	$258,565

Refer to Altice USA's Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

The following is a reconciliation of CSC Holdings' net income to Adjusted EBITDA and Operating Free Cash Flow:

	CSC Holdings
	Years ended December 31,
	2020	2019	2018
Net income	$455,838	$212,817	$260,326
Income tax expense	126,843	71,243	57,563
Other expense (income), net	(5,577)	(1,181)	12,274
Loss on interest rate swap contracts, net	78,606	53,902	61,697
Loss (gain) on derivative contracts, net	178,264	282,713	(218,848)
Gain on investments and sales of affiliate interests, net	(319,515)	(473,406)	261,536
Loss on extinguishment of debt and write-off of deferred financing costs	250,489	228,130	7,883
Interest expense, net	1,350,341	1,449,593	1,239,948
Depreciation and amortization	2,083,365	2,263,144	2,382,339
Restructuring and other expense	91,073	72,978	38,548
Share-based compensation	125,087	105,538	59,812
Adjusted EBITDA	4,414,814	4,265,471	4,163,078
Capital expenditures (cash)	1,073,955	1,355,350	1,153,589
Operating Free Cash Flow	$3,340,859	$2,910,121	$3,009,489
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow:

	CSC Holdings
	Years ended December 31,
	2020	2019	2018
Net cash flows from operating activities	$2,980,422	$2,623,742	$2,766,075
Capital expenditures (cash)	1,073,955	1,355,350	1,153,589
Free Cash Flow	$1,906,467	$1,268,392	$1,612,486
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
Lightpath Transaction
In December 2020, the Company completed the sale of a 49.99% interest in its Lightpath fiber enterprise business (the "Lightpath Transaction") based on an implied enterprise value of $3,200,000. The Company received total gross cash proceeds of approximately $2,355,000 ($890,000 from the sale and $1,465,000 from the related financing activity, excluding the discount on the term loan of $3,000). The excess of the cash received from the sale, net of related expenses, over the book value of the interest sold of $741,471, net of taxes of $228,489, was recorded in stockholders' equity (deficiency) by Altice USA. The Company retained a 50.01% interest in the Lightpath business and maintained control of Cablevision Lightpath LLC, the entity holding the interest in the Lightpath business. Accordingly, the Company will continue to consolidate the operating results of the Lightpath business.
Cablevision Lightpath LLC was financed independently outside of the CSC Holdings restricted group. Cablevision Lightpath LLC issued $450,000 in aggregate principal amount of senior secured notes and $415,000 in aggregate principal amount of senior notes. Also, Cablevision Lightpath LLC entered into a credit agreement which provides a term loan in an aggregate principal amount of $600,000 and revolving loan commitments in an aggregate principal amount of $100,000. As of December 31, 2020, there were no borrowings outstanding under the Lightpath Revolving Credit Facility. Net proceeds from this transaction were used to fund the Tender Offer discussed below. See Note 11 and discussion below for additional information regarding the debt financing related to the Lightpath Transaction.

Debt Outstanding
The following table summarizes the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums as of December 31, 2020, as well as interest expense for the year ended December 31, 2020.

	CSC Holdings Restricted Group	Lightpath	Other Unrestricted Entities	Altice USA/CSC Holdings
Debt outstanding:
Credit facility debt	$7,705,192	$582,808	$—	$8,288,000
Senior guaranteed notes	7,626,309	—	—	7,626,309
Senior secured notes	—	440,487	—	440,487
Senior notes	8,009,426	406,176	—	8,415,602
Subtotal	23,340,927	1,429,471	—	24,770,398
Finance lease obligations	159,637	—	—	159,637
Notes payable and supply chain financing	174,801	—	—	174,801
Subtotal	23,675,365	1,429,471	—	25,104,836
Collateralized indebtedness relating to stock monetizations (a)	—	—	1,617,506	1,617,506
Total debt	$23,675,365	$1,429,471	1,617,506	$26,722,342
Interest expense:
Credit facility debt, senior notes, finance leases, notes payable and supply chain financing (b)	$1,265,585	$13,772	$—	$1,279,357
Collateralized indebtedness relating to stock monetizations (a)	—	—	73,178	73,178
Total interest expense	$1,265,585	$13,772	$73,178	$1,352,535

(a)This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts, or (ii) delivering cash from the net proceeds from new monetization contracts.
(b)Lightpath interest expense excludes interest on intercompany debt that was eliminated in consolidation.
The following table provides details of our outstanding credit facility debt, net of unamortized discounts and deferred financing costs as of December 31, 2020:

	Maturity Date	Interest Rate	Principal	Carrying Value
CSC Holdings
Revolving Credit Facility (a)	(b)	2.48%	$625,000	$616,027
Term Loan B	July 17, 2025	2.41%	2,895,000	2,884,065
Incremental Term Loan B-3	January 15, 2026	2.41%	1,252,688	1,248,293
Incremental Term Loan B-5	April 15, 2027	2.66%	2,977,500	2,956,807
			7,750,188	7,705,192
Lightpath
Revolving Credit Facility (c)	November 30, 2025	—%	—	—
Term Loan	November 30, 2027	3.75%	600,000	582,808
			$8,350,188	$8,288,000

(a)At December 31, 2020, $137,920 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $1,712,080 of the facility was undrawn and available, subject to covenant limitations.
(b)The revolving credit facility of an aggregate principal amount of $2,275,000 matures in January 2024 and is priced at LIBOR plus 2.25%. The remaining revolving credit facility of an aggregate principal amount of $200,000 matures in November 2021 and is priced at LIBOR plus 3.25%.
(c)There were no borrowings outstanding under the Lightpath Revolving Credit Facility which provides for commitments in an aggregate principal amount of $100,000.

Payment Obligations Related to Debt
As of December 31, 2020, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as notes payable and supply chain financing, and the value deliverable at maturity under monetization contracts, but excluding finance lease obligations (see Note 9 to our consolidated financial statements) are as follows:

	CSC Holdings Restricted Group	Lightpath	Other Unrestricted Entities (a)	Altice USA/ CSC Holdings
2021	$2,303,195	$64,934	$33,886	$2,402,015
2022	1,776,105	68,973	33,886	1,878,964
2023	1,088,832	69,358	1,776,378	2,934,568
2024	2,425,818	68,884	—	2,494,702
2025	3,736,486	68,596	—	3,805,082
Thereafter	19,870,578	1,572,171	—	21,442,749
Total	$31,201,014	$1,912,916	$1,844,150	$34,958,080

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
Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its credit facility and issuance of securities in the capital markets, contributions from its parent, and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group's principal uses of cash include:  capital spending, in particular, the capital requirements associated with the upgrade of its digital broadband, video and telephony services, including costs to build our FTTH network; debt service; distributions made to its parent to fund share repurchases; other corporate expenses and changes in working capital; and investments that it may fund from time to time.
CSC Holdings Credit Facility
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($2,895,000 outstanding at December 31, 2020) (the "CSC Term Loan Facility", and the term loans extended under the CSC Term Loan Facility, the "CSC Term Loans") and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($625,000 outstanding at December 31, 2020) (the "CSC Revolving Credit Facility" and, together with the CSC Term Loan Facility, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016, March 15, 2017, January 12, 2018, October 15, 2018, January 24, 2019, February 7, 2019, May 14, 2019, and October 3, 2019, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
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
In October 2018, CSC Holdings entered into a $1,275,000 ($1,252,688 outstanding at December 31, 2020) incremental term loan facility (the “Incremental Term Loan B-3”) under its existing credit facilities agreement. The proceeds from the Incremental Term Loan B-3 were used to repay the entire principal amount of loans under Cequel’s then existing Term Loan Facility and certain transaction costs. The Incremental Term Loan B-3 is comprised of eurodollar borrowings or alternative base rate borrowings, and will bear interest at a rate per annum equal to the Adjusted LIBOR or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 1.25% per annum and (ii) with respect to any eurodollar loan, 2.25% per annum. The Company is required to make scheduled quarterly payments equal to 0.25% (or $3,188) of the principal amount of the Incremental Term Loan B-3, beginning with the fiscal quarter ended June 30, 2019, with the remaining balance scheduled to be paid on January 15, 2026.
In February 2019, CSC Holdings entered into a $1,000,000 incremental term loan facility ("Incremental Term Loan B-4") under its existing credit facilities agreement. The proceeds from the Incremental Term Loan B-4 were used to redeem $894,700 in aggregate principal amount of CSC Holdings’ 10.125% senior notes due 2023, representing the entire aggregate principal amount outstanding, and paying related fees, costs and expenses. The Incremental Term Loan B-4 was due to mature on April 15, 2027 and was issued with an original issue discount of 1.0%. The Incremental Term Loan B-4 bore interest at a rate per annum equal to the adjusted LIBOR or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin was (i) with respect to any alternate base rate loan, 2.00% per annum and (ii) with respect to any eurodollar loan, 3.0%. The Incremental Term Loan B-4 was repaid in full in October 2019 with proceeds from the Incremental Term Loan B-5 discussed below.
In October 2019, CSC Holdings entered into a $3,000,000 ($2,977,500 outstanding at December 31, 2020), incremental term loan facility ("Incremental Term Loan B-5") under its existing credit facilities agreement, out of which $500,000 was available on a delayed draw basis. The Incremental Term Loan B-5 matures on April 15, 2027 and was issued at par. The Incremental Term Loan B-5 may be comprised of eurodollar borrowings or alternative base rate borrowings, and will bear interest at a rate per annum equal to the Adjusted LIBOR or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 1.50% per annum and (ii) with respect to any eurodollar loan, 2.50% per annum. The Company is required to make scheduled quarterly payments equal to 0.25% (or $7,500) of the principal amount of the Incremental Term Loan B-5, beginning with the fiscal quarter ended June 30, 2020.
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
During the year ended December 31, 2020, CSC Holdings borrowed $2,075,000 under its revolving credit facility and repaid $1,450,000 of amounts outstanding under the revolving credit facility.
The Company was in compliance with all of its financial covenants under the CSC Credit Facilities Agreement as of December 31, 2020.
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
As of December 31, 2020, the Company was in compliance with all of its financial covenants under the indentures under which our senior guaranteed notes and senior notes were issued.
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
In addition, on September 29, 2020, Lightpath entered into a credit agreement between, inter alios, certain lenders party thereto and Goldman Sachs Bank USA, as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent, (the "Lightpath Credit Agreement") which provides for, among other things, (i) a term loan in an aggregate principal amount of $600,000 (the “Lightpath Term Loan Facility”) at a price of 99.5% of the aggregate principal amount, which was drawn on November 30, 2020, and (ii) revolving loan commitments in an aggregate principal amount of $100,000 (the “Lightpath Revolving Credit Facility"). As of December 31, 2020, there were no borrowings outstanding under the Lightpath Revolving Credit Facility. The Company is required to make scheduled quarterly payments equal to 0.25% (or $1,500) of the principal amount of the Lightpath Term Loan Facility, beginning with the fiscal quarter ended March 31, 2021.
The loans made pursuant to the Lightpath Credit Agreement are comprised of eurodollar borrowings or alternative base rate borrowings, and bear interest at a rate per annum equal to the adjusted LIBOR rate or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 2.25% per annum and (ii) with respect to any eurodollar loan, 3.25% per annum. The maturity date of the (i) Lightpath Term Loan Facility is November 30, 2027 and (ii) Lightpath Revolving Credit Facility is November 30, 2025.
As of December 31, 2020, Lightpath was in compliance with all of its financial covenants under its credit agreement and the indentures under which the Lightpath senior secured notes and senior notes were issued.
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
During the year ended December 31,2020, the Company entered into new interest rate swap contracts on an aggregate notional value of $3,850,000.

Capital Expenditures
The following table presents the Company's capital expenditures:

	Years Ended December 31,
	2020	2019	2018
Customer premise equipment	$177,049	$309,413	$369,236
Network infrastructure	573,842	619,525	395,074
Support and other	204,212	259,997	226,409
Business services	118,852	166,415	162,870
Capital purchases (cash basis)	1,073,955	1,355,350	1,153,589
Right-of-use assets acquired in exchange for finance lease obligations	133,300	54,532	13,548
Notes payable issued to vendor for the purchase of equipment and other assets	106,925	16,224	95,394
Change in accrued and unpaid purchases and other	31,304	(28,129)	42,573
Capital purchases (accrual basis)	$1,345,484	$1,397,977	$1,305,104
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
For the year ended December 31, 2020, network infrastructure includes the costs of rebuilding certain systems damaged by storms aggregating $160,975 on a cash basis and $163,142, including accrued and unpaid capital.
Other Transactions
On July 14, 2020, the Company completed its acquisition of certain cable assets in New Jersey for approximately $150,000.
Cash Flow Discussion
Altice USA
Operating Activities
Net cash provided by operating activities amounted to $2,980,164, $2,554,169 and $2,508,317 for the years ended December 31, 2020, 2019 and 2018, respectively.
The 2020 cash provided by operating activities resulted from $3,073,301 of income before depreciation and amortization and non-cash items, increases in liabilities related to interest rate swap contracts of $104,051, a decrease in prepaid expenses and other current assets of $8,330, and a net decrease in amounts due from affiliates of $3,594, partially offset by a decrease in accounts payable and accrued liabilities of $118,388, an increase in accounts receivable of $50,747, and a decrease in deferred revenue of $39,977.
The 2019 cash provided by operating activities resulted from $2,839,538 of income before depreciation and amortization and non-cash items, an increase in liabilities related to interest rate swap contracts of $30,338, partially offset by decreases in accounts payable and accrued liabilities of $144,894, an increase in accounts receivable of $91,718, an increase in prepaid expenses and other assets of $60,854, a decrease in deferred revenue of $10,384, and a net decrease in amounts due to affiliates of $7,857.
The 2018 cash provided by operating activities resulted from $2,644,639 of income before depreciation and amortization and non-cash items, an increase in deferred revenue of $72,426, an increase in liabilities related to interest rate swap contracts of $53,101, and a net increase in amounts due to affiliates of $11,049, partially offset by an increase in accounts receivable of $144,079, a decrease in accounts payable and accrued expenses of $118,176, and an increase in prepaid expenses and other assets of $10,643.

Investing Activities
Net cash used in investing activities for the years ended December 31, 2020, 2019 and 2018 was $1,220,426, $1,525,469 and $1,148,357, respectively.
The 2020 investing activities consisted primarily of capital expenditures of $1,073,955, and payment for acquisitions, net of cash acquired of $149,973.
The 2019 investing activities consisted primarily of primarily of capital expenditures of $1,355,350 and payments for acquisitions, net of cash acquired of $172,269.
The 2018 investing activities consisted primarily of capital expenditures of $1,153,589, partially offset by other net cash receipts of $5,232.
Financing Activities
Net cash used in financing activities amounted to $2,181,045, $624,412, and $1,390,996 for the years ended December 31, 2020, 2019 and 2018.
In 2020, the Company's financing activities consisted primarily of the repayment of long-term debt of $6,194,804, the purchase of common stock pursuant to a share repurchase program and Tender Offer of $4,816,379, additions to deferred financing costs of $48,523, principal payments on finance lease obligations of $43,083, and other net cash payments of $4,947, partially offset by net proceeds from long-term debt of $8,019,648, proceeds from the sale of a minority interest in Lightpath, net of expenses, of $880,197, proceeds from stock option exercises of $14,348, and contributions from noncontrolling interests, net of $12,498.
In 2019, the Company's financing activities consisted primarily of the repayment of long-term debt of $8,159,914, the purchase of common stock pursuant to a share repurchase program of $1,686,873, additions to deferred financing costs of $23,583, principal payments on finance lease obligations of $8,980, and other net cash payments of $1,500, partially offset by net proceeds from long-term debt of $9,160,229, proceeds from collateralized indebtedness of $93,000, and proceeds from stock option exercises of $3,209.
In 2018, the Company's financing activities consisted primarily of the repayment of long-term debt of $4,882,769, dividend to stockholders of $1,499,935, proceeds from collateralized indebtedness and related derivatives of $516,513, the purchase of common stock pursuant to a share repurchase program of $500,000, additions to deferred financing costs of $28,468, principal payments on finance lease obligations of $10,228, and other net cash payments of $30,859, partially offset by net proceeds from long-term debt of $5,555,268, proceeds from collateralized indebtedness and related derivatives of $516,513, and contributions from noncontrolling interests, net of $5,995.
CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $2,980,422, $2,623,742 and $2,766,075 for the years ended December 31, 2020, 2019 and 2018, respectively.
The 2020 cash provided by operating activities resulted from $3,111,911 of income before depreciation and amortization and non-cash items, a net decrease in amounts due from affiliates of $180,911, an increase in liabilities related to interest rate swaps of $104,051, and a decrease in prepaid and other current assets of $8,328, partially offset by a decrease in accrued liabilities and accounts payable of $334,055, an increase in accounts receivable of $50,747, and a decrease in deferred revenue of $39,977.
The 2019 cash provided by operating activities resulted from $2,627,592 of income before depreciation and amortization and non-cash items, a net increase in amounts due to affiliates of $247,917 and an increase in liabilities related to interest rate swap contracts of $30,338, partially offset by increases in prepaid expenses and other current assets of $51,611, increases in accounts receivable of $91,718, and decreases in accounts payable and accrued liabilities of $128,392, and deferred revenue of $10,384.
The 2018 cash provided by operating activities resulted from $2,628,133 of income before depreciation and amortization and non-cash items, an increase in deferred revenue of $72,426, an increase in liabilities related to interest rate swap contracts of $53,101, a net increase in amounts due from affiliates of $175,159, and an increase in accounts payable and accrued liabilities of $5,273, partially offset by an increase in accounts receivable of $144,079 and an increase in current and other assets of $23,938.

Investing Activities
Net cash used in investing activities for the years ended December 31, 2020, 2019 and 2018 was $1,224,634, $1,525,469, and $1,160,184, respectively.
The 2020 investing activities consisted primarily of capital expenditures of $1,073,955 and payments for acquisitions, net of cash acquired of $149,973.
The 2019 investing activities consisted primarily of capital expenditures of $1,355,350 and payments for acquisitions, net of cash acquired of $172,269.
The 2018 investing activities consisted primarily of capital expenditures of $1,153,589 and other net cash receipts of $6,595.
Financing Activities
Net cash used in financing activities amounted to $2,173,422, $697,888 and $1,625,199 for the years ended December 31, 2020, 2019 and 2018, respectively.
In 2020, the Company's financing activities consisted primarily of the repayment of long-term debt of $6,194,804, distribution to parent of $4,794,408, additions to deferred financing costs of $48,523, principal payments on finance lease obligations of $43,083, and other net cash payments of $4,947, partially offset by net proceeds from long-term debt of $8,019,648, proceeds from the sale of a minority interest in Lightpath, net of expenses, of $880,197, and contributions from noncontrolling interests of $12,498.
In 2019, the Company's financing activities consisted primarily of the repayment of long-term debt of $7,637,582, distributions to parent of $2,279,472, additions to deferred financing costs of $23,583, principal payments on finance lease obligations of $8,980, and other net cash payments of $1,500, partially offset by net proceeds from long-term debt of $9,160,229, and proceeds from collateralized indebtedness and related derivatives of $93,000.
In 2018, the Company's financing activities consisted primarily of the repayment of long-term debt of $3,059,013, distribution to parent of $3,058,750, proceeds from collateralized indebtedness and related derivatives of $516,513, additions to deferred financing costs of $28,471, principal payments on finance lease obligations of $10,228, and other net cash payments of $30,000, partially offset by net proceeds from long-term debt of $4,505,268, proceeds from collateralized indebtedness and related derivatives of $516,513, contribution from parent of $50,000, and contributions from noncontrolling interests, net of $5,995.
Contractual Obligations and Off Balance Sheet Commitments
Our contractual obligations as of December 31, 2020, which consist primarily of our debt obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods, are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years	Other
Off balance sheet arrangements:
Purchase obligations (a)	$6,583,268	$3,357,292	$2,421,140	$752,193	$52,643	$—
Guarantees (b)	59,252	59,192	60	—	—	—
Letters of credit (c)	137,920	7,460	1,990	128,470	—	—
	6,780,440	3,423,944	2,423,190	880,663	52,643	—
Contractual obligations reflected on the balance sheet:
Debt obligations (d)	34,958,080	2,402,015	4,813,532	6,299,784	21,442,749	—
Finance lease obligations (e)	170,378	70,074	96,529	3,775	—	—
Operating lease obligations (e)	385,364	42,832	97,322	73,972	171,238	—
Taxes (f)	1,784	—	—	—	—	1,784
	35,515,606	2,514,921	5,007,383	6,377,531	21,613,987	1,784
Total	$42,296,046	$5,938,865	$7,430,573	$7,258,194	$21,666,630	$1,784

(a)Purchase obligations primarily include contractual commitments with various programming vendors to provide video services to our customers and minimum purchase obligations to purchase goods or services, including contracts to acquire handsets and other equipment.  Future fees payable under contracts with programming vendors are based on numerous factors, including the number of customers receiving the programming.  Amounts reflected above related to programming agreements are based on the number of customers receiving the programming as of December 31, 2020 multiplied by the per customer rates or the stated annual fee, as applicable, contained in the executed agreements in effect as of December 31, 2020.  See Note 17 to our consolidated financial statements for a discussion of our program rights obligations.
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
(e)Reflects the principal amount of operating and finance lease obligations, including related interest. Lease obligations presented in the table above do not include rent related to utility poles used in our operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Rent expense incurred for pole rental attachments for the years ended December 31, 2020, 2019 and 2018 was $36,364, $31,903 and $33,082, respectively. See Note 9 to our consolidated financial statements for a discussion of our operating and finance leases.
(f)Represents tax liabilities, including accrued interest, relating to uncertain tax positions.  See Note 14 to our consolidated financial statements for a discussion of our income taxes.
The table above does not include obligations for payments required to be made under multi-year franchise agreements based on a percentage of revenues generated from video services per year. For the years ended December 31, 2020, 2019 and 2018, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $257,405, $254,227 and $257,467, respectively.
Dividends and Distributions
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
In November 2020, the Company's Board of Directors authorized the repurchase of up to an additional $2.0 billion of Altice USA Class A common stock pursuant to a tender offer. On November 23, 2020, the Company commenced a modified "Dutch auction" tender offer (the "Tender Offer") to purchase up to $2,500,000 in value of shares of its Class A Common Stock, at a price not greater than $36.00 per share nor less than $32.25 per share . The Tender Offer expired on December 21, 2020. On December 21, 2020, the Company accepted for purchase 64,613,479 shares of its Class A Common Stock, at a price of $36.00 per share, plus related fees, for an aggregate purchase price of $2,326,949. The aggregate purchase price of these shares (including the fees relating to the Tender Offer), is reflected in stockholders' equity (deficiency) in the consolidated balance sheet of Altice USA as of December 31, 2020.
For the year ended December 31, 2020, 2019 and 2018, Altice USA repurchased an aggregate of 161,216,653, 72,668,712, and 28,028,680 shares, respectively, for a total purchase price of approximately $4,816,895, $1,686,873 and $500,000, respectively. These acquired shares were retired and the cost of these shares was recorded in stockholders' equity (deficiency) in the consolidated balance sheet of Altice USA.  As of December 31, 2020, Altice

USA had approximately $1,996,230 of availability remaining under the incremental share repurchase program and had 476,469,575 combined Class A and Class B shares outstanding.
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
See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a summary of interest rate swap contracts outstanding at December 31, 2020. As of December 31, 2020, our outstanding interest rate swap contracts in a liability position had an aggregate fair value and carrying value of $275,297 reflected in “Liabilities under derivative contracts, long term” on our consolidated balance sheet. These outstanding swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statement of operations. For the year ended December 31, 2020, the Company recorded a loss on interest rate swap contracts of $78,606. As of December 31, 2020, we did not hold and have not issued derivative instruments for trading or speculative purposes.
See discussion above for further details of our credit facility debt and See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" below for a discussion regarding the fair value of our debt.
Equity Price Risk
We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast. These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price. If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date. As of December 31, 2020 we did not have an early termination shortfall relating to any of these contracts. The underlying stock and the equity collars are carried at fair value in our consolidated balance sheets and the collateralized indebtedness is carried at its principal value, net of discounts and the unamortized fair value adjustment for contracts that existed at the date of the Cablevision Acquisition. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.
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
The significant accounting policy, which we believe is the most critical to aid in fully understanding and evaluating our reported financial results, is the following:
Plant and Equipment
Costs incurred in the construction of the Company's cable systems, including line extensions to, and upgrade of, the Company's HFC infrastructure and construction of the parallel FTTH infrastructure, are capitalized. This includes headend facilities and initial placement of the feeder cable to connect a customer that had not been previously connected. These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities. The internal costs that are capitalized consist of salaries and benefits of the Company's employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities. These costs are depreciated over the estimated life of the plant (10 to 25 years) and headend facilities (5 to 25 years). Costs of operating the plant and the technical facilities, including repairs and maintenance, are expensed as incurred.
Costs associated with the initial deployment of new customer premise equipment ("CPE") necessary to provide broadband, video and telephony services are also capitalized. These costs include materials, subcontractor labor, internal labor, and other related costs associated with the connection activities. The departmental activities supporting the connection process are tracked through specific metrics, and the portion of departmental costs that is capitalized is determined through a time weighted activity allocation of costs incurred based on time studies used to estimate the average time spent on each activity. These installation costs are amortized over the estimated useful lives of the CPE necessary to provide broadband, video and telephony services. The portion of departmental costs related to disconnecting services and removing CPE from a customer, costs related to connecting CPE that has been previously connected to the network, and repair and maintenance are expensed as incurred.
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
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date. As of December 31, 2020, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value in our consolidated balance sheets and the collateralized indebtedness is carried at its principal value, net of discounts and the unamortized fair value adjustment for contracts that existed at the date of the Cablevision Acquisition. The fair value adjustment is being amortized over the term of the related indebtedness.  The carrying value of our collateralized indebtedness amounted to $1,617,506 at December 31, 2020.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.
As of December 31, 2020, the fair value and the carrying value of our holdings of Comcast common stock aggregated $2,250,854.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $225,085.  As of December 31, 2020, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $247,853, a net liability position.  For the year ended December 31, 2020, we recorded a net loss of $178,264 related to our outstanding equity derivative contracts and recorded an unrealized gain of $319,157 related to the Comcast common stock that we held.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2019, net liability position	$(69,588)
Change in fair value, net	(178,265)
Fair value as of December 31, 2020, net liability position	$(247,853)
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
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair values reflected in the consolidated statements of operations.
The following is a summary of interest rate swap contracts outstanding at December 31, 2020:

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
These swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded in the consolidated statements of operations. For the year ended December 31, 2020, the Company recorded a loss on interest rate swap contracts of $78,606.
The following represents the location of the assets and liabilities associated with the Company's equity derivative contracts and interest rate swap contracts within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at December 31, 2020
Asset Derivatives:
Interest rate swap contracts	Derivative contracts, short-term	$5,132
Prepaid forward contracts	Derivative contracts, short-term	45,653
Interest rate swap contracts	Derivative contracts, long-term	4,774
		$55,559
Liability Derivatives:
Interest rate swap contracts	Other current liabilities	—
Prepaid forward contracts	Other current liabilities	(45,653)
Prepaid forward contracts	Liabilities under derivative contracts, long-term	(247,853)
Interest rate swap contracts	Liabilities under derivative contracts, long-term	(275,297)
		$(568,803)
As of December 31, 2020, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Fair Value of Debt
At December 31, 2020, the fair value of our fixed rate debt of $19,460,823 was higher than its carrying value of $18,274,705 by $1,186,118.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their principal values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2020 would increase the estimated fair value of our fixed rate debt by $677,783 to $20,138,606.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Item 8.     Financial Statements and Supplementary Data
For information required by Item 8, refer to the Index to Financial Statements on page F-1.
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2020.
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
The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).  Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.
Audit Report of the Independent Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report on the Company’s internal control over financial reporting appearing on page F-2.
Changes in Internal Control
During the year ended December 31, 2020, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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
4.3
Amended and Restated Stockholders and Registration Rights Agreement, dated June 7, 2018, by and among Altice USA, Inc. and the stockholders party thereto (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on June 13, 2018)

4.4
Stockholders’ Agreement, dated June 7, 2018, by and among Altice USA, Inc., Next Alt S.à.r.l. and A4 S.A. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on June 13, 2018)

4.5
Indenture, dated as of April 2, 2010, relating to Cablevision’s senior debt securities (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

4.6
Second Supplemental Indenture, dated as of September 27, 2012, to the Indenture dated as of April 2, 2010, relating to Cablevision's 5 7/8% Senior Notes due 2022 (incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

4.7
Indenture, dated as of November 15, 2011, relating to CSC Holdings' 6 3/4% Senior Notes due 2021 and 6 3/4% Series B Senior Notes due 2021 (incorporated herein by reference to Exhibit 4.10 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

4.8
Indenture, dated as of May 23, 2014, relating to CSC Holdings' 5 1/4% Senior Notes due 2024 and 5 1/4% Series B Senior Notes due 2024 (incorporated herein by reference to Exhibit 4.11 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

4.9
Indenture, dated as of September 23, 2016, relating to CSC Holdings' 5 1/2% Senior Guaranteed Notes due 2027 (incorporated herein by reference to Exhibit 4.16 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

4.10
Indenture, dated as of January 29, 2018, relating to CSC Holdings, LLC's 5.375% Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on February 2, 2018)

4.11
Indenture, dated as of April 5, 2018, relating to Cequel Communications Holdings I, LLC's and Cequel Capital Corporation's 7.500% Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on April 6, 2018)

4.12
2028 Supplemental Indenture, dated as of October 17, 2018, between Cequel Communications Holdings I, LLC and Cequel Capital Corporation, as Co-Issuers and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 19, 2018)

4.13
Senior Guaranteed Notes Indenture, dated as of November 27, 2018, between, inter alios, CSC Holdings, LLC, as Issuer and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018)

4.14
Senior Notes Indenture, dated as of November 27, 2018, between, inter alios, CSC Holdings, LLC, as Issuer and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018)

4.15
Supplemental Indenture dated as of November 27, 2018, between, inter alios, CSC, as issuer, the guarantors (named therein) and Deutsche Bank Trust Company Americas, as trustee, to the 2016 Senior Guaranteed Notes Indenture (incorporated herein by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018)

Exhibit No.	Exhibit Description

4.16
Supplemental Indenture dated as of November 27, 2018, between, inter alios, CSC, as issuer, the guarantors (named therein) and Deutsche Bank Trust Company Americas, as trustee, to the 2018 Senior Guaranteed Notes Indenture (incorporated herein by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018)

4.17
Joinder Agreement dated as of November 27, 2018, between, inter alios, the additional guarantors (named therein) to the Facility Guaranty (incorporated herein by reference to Exhibit 4.6 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018)

4.18
Joinder Agreement dated as of November 27, 2018, between, inter alios, the additional pledgors (named therein) to the Pledge Agreement (incorporated herein by reference to Exhibit 4.7 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018)

4.19
Indenture, dated as of January 31, 2019 between CSC Holdings, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on February 5, 2019)

4.20
Indenture, dated as of July 10, 2019 between CSC Holdings, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on July 12, 2019)

4.21
Supplemental Indenture, dated as of November 1, 2019, between, inter alios, CSC Holdings, LLC as successor issuer, Cablevision Systems Corporation as original issuer and U.S. Bank National Association, as Trustee, to the Cablevision 2022 Notes Indenture (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 4, 2019)

4.22
Description of common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.43 of the Company’s Annual Report on Form 10-K (File No. 001-38126) filed on February 14, 2020)

4.23
Senior Notes Indenture, dated as of June 16, 2020 between CSC Holdings, LLC as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on June 16, 2020)

4.24
Senior Guaranteed Notes Indenture, dated as of June 16, 2020 between, inter alios, CSC Holdings, LLC as Issuer, the Guarantors set forth therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on June 16, 2020)

4.25
Senior Guaranteed Notes Indenture, dated as of August 17, 2020 between inter alios, CSC Holdings, LLC, as Issuer, the Guarantors set forth therein and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q (File No. 001- 38126) filed on October 30, 2020.

4.26
Senior Notes Indenture, dated as of September 29, 2020 between Cablevision Lightpath LLC as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 1, 2020)

4.27
Senior Secured Notes Indenture, dated as of September 29, 2020 between Cablevision Lightpath LLC, as Issuer, and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 1, 2020)

10.1
Credit Agreement, dated as of October 9, 2015, by and among CSC Holdings, LLC (as successor by merger to Neptune Finco Corp.), as borrower, certain lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and security agent, Barclays Bank plc and BNP Paribas Securities Corp., as co-syndication agents, Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., Royal Bank of Canada, Societe Generale, TD Securities (USA) LLC and the Bank of Nova Scotia, as co-documentation agents, and J.P. Morgan Securities LLC, Barclays Bank plc, BNP Paribas Securities Corp., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., Royal Bank of Canada, Societe Generale, TD Securities (USA) LLC and The Bank of Nova Scotia, as joint bookrunners and lead arrangers (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

10.2
First Amendment to Credit Agreement, dated as of June 20, 2016 (incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

Exhibit No.	Exhibit Description

10.3
Incremental Loan Assumption Agreement, dated as of June 21, 2016 (incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

10.4
Incremental Loan Assumption Agreement, dated as of July 21, 2016 (incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

10.5
Second Amendment to Credit Agreement (Extension Amendment), dated as of September 9, 2016 (incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

10.6
Third Amendment to Credit Agreement (Extension Amendment, Incremental Loan Assumption Agreement & Assignment and Acceptance), dated as of December 9, 2016 (incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

10.7
Fourth Amendment to Credit Agreement (Incremental Loan Assumption Agreement & Refinancing Amendment), dated as of March 15, 2017 (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

10.8
Facility Guaranty, dated as of June 21, 2016, by and among the guarantors party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

10.9
Pledge Agreement, dated as of June 21, 2016, by and among CSC Holdings, LLC, certain pledgors party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017

10.10
Fifth Amendment to Credit Agreement, dated as of January 12, 2018, by and among the Borrower, the Additional Lenders and Lead Arrangers party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on January 16, 2018)

10.11
Sixth Amendment, dated as of October 15, 2018, between, inter alios, CSC Holdings, LLC as Borrower, Goldman Sachs Bank USA as Additional Lender and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated herein by reference to Exhibit 4.11 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 19, 2018)

10.12
Seventh Amendment to Credit Agreement, dated as of January 24, 2019, by and among the Borrower, each of the other Loan Parties, the Lenders and JPMorgan Chase Bank, N.A. as the Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on January 30, 2019)

10.13
Eighth Amendment to Credit Agreement, dated as of February 7, 2019, by and among the Borrower, each of the other Loan Parties, the February 2019 Incremental Term Loan Lenders party thereto and JPMorgan Chase Bank, N.A. as the Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on February 8, 2019)

10.14
Eleventh Amendment to Credit Agreement, dated as of October 3, 2019, by and among the Borrower, each of the other Loan Parties, the Additional Lenders party thereto and JPMorgan Chase Bank, N.A. as the Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on October 7, 2019)

10.15
Credit Agreement, dated as of September 29, 2020 between Cablevision Lightpath LLC, as Borrower, the Lenders party thereto, Goldman Sachs Bank USA as administrative agent and Deutsche Bank Trust Company Americas as collateral agent (incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 1, 2020)

10.16	Altice USA Short Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on June 12, 2017)
10.17
Altice USA 2017 Long Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8 (File No. 333-228907) filed on December 19, 2018)

10.18
Altice USA 2017 Long Term Incentive Plan, Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on January 3, 2018)

Exhibit No.	Exhibit Description

10.19
Altice USA 2017 Long Term Incentive Plan, Form of Performance-Based Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K (File No. 001-38126) filed on March 6, 2018)

10.20
Master Separation Agreement, dated as of May 18, 2018, by and between Altice USA, Inc. and Altice N.V.(incorporated herein by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1/A (File No. 333-222475) filed on May 21, 2018)

10.21
Transition Agreement and Separation Agreement, dated April 8, 2019, by and between Altice USA, Inc. and David Connolly (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38126) filed on July 31, 2019)

10.22
Separation Agreement, dated October 28, 2019, by and between Altice USA, Inc. and Charles Stewart (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K (File No. 001-38126) filed on February 14, 2020)

10.23
Restriction Agreement, dated December 31, 2019, by and between Altice USA, Inc. and Dexter Goei (incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K (File No. 001-38126) filed on February 14, 2020)

10.24
Altice USA 2017 Long Term Incentive Plan, Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 10-Q (File No. 001-38126) filed on May 1, 2020)

10.25
Altice USA 2017 Long Term Incentive Plan, Form of Performance-Based Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 99.2 of the Company’s Form 10-Q (File No. 001-38126) filed on May 1, 2020)

10.26	Altice USA 2017 Long Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 99.1 of the Company's Form S-8 (File No. 333-239085) filed on June 10, 2020)
21*	List of subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Section 302 Certification of the CEO.
31.2*	Section 302 Certification of the CFO.
32*	Section 906 Certifications of the CEO and CFO.
101	The following financial statements of Altice USA, Inc.as included in the Altice USA Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 11, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders' Equity (Deficiency); (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.
104*	The cover page from this annual report on Form 10-K formatted in Inline XBRL

+    Shares of Class A common stock and Class B common stock of the Company are issued in uncertificated form. Therefore, the Company has not filed specimen Class A common stock or Class B common stock certificates. Reference is made to Exhibits 3.1 and 3.2 hereto.
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of February, 2021.

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

Signature	Title	Date
/s/ Dexter Goei	Chief Executive Officer and Director	February 11, 2021
Dexter Goei	(Principal Executive Officer)

/s/ Michael J. Grau	Chief Financial Officer	February 11, 2021
Michael J. Grau

/s/ Layth Taki	Senior Vice President and Chief Accounting Officer	February 11, 2021
Layth Taki	(Principal Accounting Officer)

/s/ Patrick Drahi	Chairman and Director	February 11, 2021
Patrick Drahi

/s/ Gerrit Jan Bakker	Director	February 11, 2021
Gerrit Jan Bakker

/s/ Manon Brouillette	Director	February 11, 2021
Manon Brouillette

/s/ David Drahi	Director	February 11, 2021
David Drahi

/s/ Mark Mullen	Director	February 11, 2021
Mark Mullen

/s/ Dennis Okhuijsen	Director	February 11, 2021
Dennis Okhuijsen

/s/ Charles Stewart	Director	February 11, 2021
Charles Stewart

/s/ Raymond Svider	Director	February 11, 2021
Raymond Svider

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Altice USA, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Altice USA, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, based on our audit, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 11, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
February 11, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Altice USA, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Altice USA, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficiency), and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 11, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
•As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standard Codification Topic 842, Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of residential and SMB revenue
As discussed in Note 2 to the consolidated financial statements, the Company earns revenue from both residential and small and medium-sized business (“SMB”) customers. This revenue is derived primarily from monthly charges of its broadband, video, and telephony services. Revenue is recognized as the services are provided to a customer on a monthly basis.
We identified the evaluation of residential and SMB revenue as a critical audit matter. Evaluating the processes and the related internal controls over residential and SMB revenue, including the number of related IT applications, required a high degree of auditor judgment. Specifically, obtaining an understanding of the systems, databases, and processes used in the Company’s recognition of residential and SMB revenue and evaluating the related internal controls required especially challenging auditor judgment and required significant auditor effort, including specialized knowledge related to IT.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s residential and SMB revenue recognition processes, including general and application IT controls. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications that are used by the Company in its recognition of residential and SMB revenue. We evaluated the Company’s residential and SMB revenue recognition policies by examining the Company’s published terms and conditions and by analyzing customer invoices to understand the contractual terms and conditions. We assessed recorded residential and SMB revenue by comparing the total cash received related to residential and SMB revenue transactions during the year to the revenue recorded in the consolidated financial statements. We assessed customer credits, including those issued subsequent to December 31, 2020, and evaluated the impact to revenue recognition.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
New York, NY
February 11, 2021

Report of Independent Registered Public Accounting Firm
The Board of Directors
CSC Holdings, LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CSC Holdings, LLC and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in total member’s equity (deficiency), and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
•As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standard Codification Topic 842, Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of residential and SMB revenue
As discussed in Note 2 to the consolidated financial statements, the Company earns revenue from both residential and small and medium-sized business (“SMB”) customers. This revenue is derived primarily from monthly charges of its broadband, video, and telephony services. Revenue is recognized as the services are provided to a customer on a monthly basis.
We identified the evaluation of residential and SMB revenue as a critical audit matter. Evaluating the processes and the related internal controls over residential and SMB revenue, including the number of related IT applications, required a high degree of auditor judgment. Specifically, obtaining an understanding of the systems, databases, and processes used in the Company’s recognition of residential and SMB revenue and evaluating the related internal controls required especially challenging auditor judgment and required significant auditor effort, including specialized knowledge related to IT.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s residential and SMB revenue recognition processes, including general and application IT controls. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications that are used by the Company in its recognition of residential and SMB revenue. We evaluated the Company’s residential and SMB revenue recognition policies by examining the Company’s published terms and conditions and by analyzing customer invoices to understand the contractual terms and conditions. We assessed recorded residential and SMB revenue by comparing the total cash received related to residential and SMB revenue transactions during the year to the revenue recorded in the consolidated financial statements. We assessed customer credits, including those issued subsequent to December 31, 2020, and evaluated the impact to revenue recognition.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
New York, NY
February 11, 2021

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2020 and 2019 (In thousands)

ASSETS

	December 31, 2020	December 31, 2019

Current Assets:
Cash and cash equivalents	$278,422	$701,898
Restricted cash	264	262
Accounts receivable, trade (less allowance for doubtful accounts of $25,198 and $14,683)	442,581	457,118
Prepaid expenses and other current assets	200,252	215,304
Amounts due from affiliates	4,262	6,774
Derivative contracts	50,785	—
Total current assets	976,566	1,381,356
Property, plant and equipment, net of accumulated depreciation of $6,431,843 and $5,276,921	5,805,996	5,753,401
Right-of-use operating lease assets	241,342	280,340
Investment securities pledged as collateral	2,250,854	1,931,697
Derivative contracts	4,774	25,207
Other assets	87,429	92,622
Amortizable intangibles, net of accumulated amortization of $4,409,312 and $3,670,679	2,781,116	3,481,109
Indefinite-lived cable television franchises	13,068,017	13,020,081
Goodwill	8,160,566	8,142,309
Total assets	$33,376,660	$34,108,122

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2020 and 2019
(In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	December 31, 2020	December 31, 2019
Current Liabilities:
Accounts payable	$795,576	$799,618
Interest payable	252,060	385,655
Accrued employee related costs	142,116	111,337
Amounts due to affiliates	8,538	7,456
Deferred revenue	109,798	124,777
Debt	1,245,713	170,682
Other current liabilities	544,302	378,954
Total current liabilities	3,098,103	1,978,479
Defined benefit plan obligations	30,700	57,190
Other liabilities	161,863	147,714
Deferred tax liability	5,006,167	4,762,595
Liabilities under derivative contracts	523,150	255,666
Right-of-use operating lease liability	257,424	269,062
Long-term debt, net of current maturities	25,476,629	24,249,603
Total liabilities	34,554,036	31,720,309
Commitments and contingencies (Note 17)
Redeemable equity	25,763	108,551
Stockholders' Equity (Deficiency):
Preferred stock, $.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 297,203,087 and 290,573,672 issued and outstanding as of December 31, 2020 and 457,207,079 and 446,749,307 shares issued and outstanding as of December 31, 2019	2,972	4,572
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 185,895,903 shares outstanding as of December 31, 2020 and 186,245,832 shares outstanding as of December 31, 2019	1,859	1,862
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	—	2,039,918
Retained earnings (accumulated deficit)	(985,641)	390,766
	(980,810)	2,437,118
Treasury stock, at cost (6,629,415 and 10,457,772 Class A common shares at December 31, 2020 and 2019, respectively)	(163,866)	(163,904)
Accumulated other comprehensive income (loss)	3,646	(3,250)
Total Altice USA stockholders' equity (deficiency)	(1,141,030)	2,269,964
Noncontrolling interests	(62,109)	9,298
Total stockholders' equity (deficiency)	(1,203,139)	2,279,262
Total liabilities and equity	$33,376,660	$34,108,122

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2020, 2019 and 2018
(In thousands, except per share amounts)

	2020	2019	2018
Revenue (including revenue from affiliates of $14,729, $3,974 and $2,575 respectively) (See Note 16)	$9,894,642	$9,760,859	$9,566,608
Operating expenses:
Programming and other direct costs (including charges from affiliates of $13,346, $11,580 and $7,261 respectively) (See Note 16)	3,340,442	3,300,528	3,173,076
Other operating expenses (including charges from affiliates of $11,869, $8,355 and $16,307 respectively) (See Note 16)	2,264,473	2,300,398	2,290,266
Restructuring and other expense	91,073	72,978	38,548
Depreciation and amortization (including impairments)	2,083,365	2,263,144	2,382,339
	7,779,353	7,937,048	7,884,229
Operating income	2,115,289	1,823,811	1,682,379
Other income (expense):
Interest expense (including interest expense to affiliates and related parties of $600 in 2018) (See Note 16)	(1,352,535)	(1,536,559)	(1,556,282)
Interest income	2,194	5,709	10,856
Gain (loss) on investments and sale of affiliate interests, net	320,061	473,406	(250,877)
Gain (loss) on derivative contracts, net	(178,264)	(282,713)	218,848
Loss on interest rate swap contracts	(78,606)	(53,902)	(61,697)
Loss on extinguishment of debt and write-off of deferred financing costs	(250,489)	(243,806)	(48,804)
Other income (expense), net	5,577	1,183	(12,484)
	(1,532,062)	(1,636,682)	(1,700,440)
Income (loss) before income taxes	583,227	187,129	(18,061)
Income tax benefit (expense)	(139,748)	(47,190)	38,655
Net income	443,479	139,939	20,594
Net income attributable to noncontrolling interests	(7,296)	(1,003)	(1,761)
Net income attributable to Altice USA, Inc. stockholders	$436,183	$138,936	$18,833
Income per share:
Basic income per share	$0.75	$0.21	$0.03
Basic weighted average common shares (in thousands)	581,057	660,384	730,088

Diluted income per share	$0.75	$0.21	$0.03
Diluted weighted average common shares (in thousands)	583,689	662,541	730,088
Cash dividends declared per common share	$—	$—	$2.035

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2020, 2019 and 2018
(In thousands)

	2020	2019	2018
Net income	$443,479	$139,939	$20,594
Other comprehensive income:
Defined benefit pension plans:
Unrecognized actuarial gain	11,710	12,074	830
Applicable income taxes	(3,096)	(3,644)	(220)
Unrecognized gain arising during period, net of income taxes	8,614	8,430	610
Amortization of actuarial losses	—	89	—
Applicable income taxes	—	(24)	—
Amortization of actuarial losses included in other expense, net of tax	—	65	—
Settlement loss included in other expense, net	623	1,643	1,268
Applicable income taxes	(174)	(441)	(342)
Settlement loss included in other expense, net, net of income taxes	449	1,202	926
Foreign currency translation adjustment	(2,167)	(1,164)	967
Applicable income taxes	—	—	(261)
Foreign currency translation adjustment, net	(2,167)	(1,164)	706
Other comprehensive income	6,896	8,533	2,242
Comprehensive income	450,375	148,472	22,836
Comprehensive income attributable to noncontrolling interests	(7,296)	(1,003)	(1,761)
Comprehensive income attributable to Altice USA, Inc. stockholders	$443,079	$147,469	$21,075

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) Years ended December 31, 2020, 2019 and 2018 (In thousands)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Altice USA Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2018	$2,470	$4,901	$4,665,229	$840,636	$(10,022)	$5,503,214	$1,539	$5,504,753
Net income attributable to stockholders	—	—	—	18,833	—	18,833	—	18,833
Net income attributable to noncontrolling interests	—	—	—	—	—	—	1,761	1,761
Contributions from noncontrolling interests	—	—	—	—	—	—	5,995	5,995
Pension liability adjustments, net of income taxes	—	—	—	—	1,536	1,536	—	1,536
Foreign currency translation adjustment, net of income taxes	—	—	—	—	706	706	—	706
Share-based compensation expense (equity classified)	—	—	59,812	—	—	59,812	—	59,812
Redeemable equity vested	—	—	169,452	—	—	169,452	—	169,452
Change in redeemable equity	—	—	(68,169)	—	—	(68,169)	—	(68,169)
Dividend payment	—	—	(963,711)	(536,224)	—	(1,499,935)	—	(1,499,935)
Class A shares acquired through share repurchase program and retired	(280)	—	(499,720)	—	—	(500,000)	—	(500,000)
Conversion of Class B to Class A shares, including $2,424 in connection with the Distribution	2,771	(2,771)	—	—	—	—	—	—
Impact of i24 Acquisition	—	—	61,769	(73,578)	(1,840)	(13,649)	—	(13,649)
Other changes to equity	—	—	(859)	—	—	(859)	—	(859)
Adoption of ASU No. 2018-02	—	—	—	2,163	(2,163)	—	—	—
Balance at December 31, 2018	$4,961	$2,130	$3,423,803	$251,830	$(11,783)	$3,670,941	$9,295	$3,680,236

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (continued) Years ended December 31, 2020, 2019 and 2018 (In thousands)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Altice USA Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2019	$4,961	$2,130	$3,423,803	$251,830	$—	$(11,783)	$3,670,941	$9,295	$3,680,236
Net income attributable to stockholders	—	—	—	138,936	—	—	138,936	—	138,936
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	1,003	1,003
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,000)	(1,000)
Pension liability adjustments, net of income taxes	—	—	—	—	—	9,697	9,697	—	9,697
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(1,164)	(1,164)	—	(1,164)
Share-based compensation expense (equity classified)	—	—	99,077	—	—	—	99,077	—	99,077
Redeemable equity vested	—	—	187,966	—	—	—	187,966	—	187,966
Change in redeemable equity	—	—	(166,511)	—	—	—	(166,511)	—	(166,511)
Class A shares acquired through share repurchase program and retired	(727)	—	(1,686,146)	—	—	—	(1,686,873)	—	(1,686,873)
Conversion of Class B to Class A shares	268	(268)	—	—	—	—	—	—	—
Issuance of common shares pursuant to employee long term incentive plan	65	—	7,099	—	(42)	—	7,122	—	7,122
Issuance of common shares to acquire partnership interests in Neptune LP	—	—	163,862	—	(163,862)	—	—	—	—
Class A shares issued in connection with acquisition	5	—	10,768	—	—	—	10,773	—	10,773
Balance at December 31, 2019	$4,572	$1,862	$2,039,918	$390,766	$(163,904)	$(3,250)	$2,269,964	$9,298	$2,279,262

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (continued) Years ended December 31, 2020, 2019 and 2018 (In thousands)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Altice USA Stockholders' Equity (Deficiency)	Non-controlling Interests	Total Equity (Deficiency)
Balance at January 1, 2020	$4,572	$1,862	$2,039,918	$390,766	$(163,904)	$(3,250)	$2,269,964	$9,298	$2,279,262
Net income attributable to stockholders	—	—	—	436,183	—	—	436,183	—	436,183
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	7,296	7,296
Contributions from noncontrolling interests	—	—	—	—		—	—	12,498	12,498
Pension liability adjustments, net of income taxes	—	—	—	—	—	9,063	9,063	—	9,063
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(2,167)	(2,167)	—	(2,167)
Share-based compensation expense (equity classified)	—	—	122,811	—	—	—	122,811	—	122,811
Redeemable equity vested			96,918		—		96,918	—	96,918
Change in redeemable equity	—	—	(14,130)	—	—	—	(14,130)	—	(14,130)
Conversion of Class B to Class A shares	3	(3)	—	—	—	—	—	—	—
Issuance of common shares pursuant to employee long term incentive plan	9	—	15,705	—	38	—	15,752	—	15,752
Impact of the Lightpath Transaction (See Note 1)	—	—	741,471	—	—	—	741,471	(91,201)	650,270
Class A shares acquired through share repurchase program and retired	(1,612)	—	(3,002,693)	(1,812,590)	—	—	(4,816,895)	—	(4,816,895)
Balance at December 31, 2020	$2,972	$1,859	$—	$(985,641)	$(163,866)	$3,646	$(1,141,030)	$(62,109)	$(1,203,139)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2020, 2019 and 2018
(In thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$443,479	$139,939	$20,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	2,083,365	2,263,144	2,382,339
Loss (gain) on investments and sale of affiliate interests, net	(320,061)	(473,406)	250,877
Loss (gain) on derivative contracts, net	178,264	282,713	(218,848)
Loss on extinguishment of debt and write-off of deferred financing costs	250,489	243,806	48,804
Amortization of deferred financing costs and discounts (premiums) on indebtedness	91,127	106,214	85,121
Share-based compensation expense	125,087	105,538	59,812
Deferred income taxes	75,512	14,931	(67,603)
Decrease in right-of-use asset	45,995	46,581	—
Provision for doubtful accounts	65,965	91,520	71,426
Other	34,079	18,558	12,117
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(50,747)	(91,718)	(144,079)
Prepaid expenses and other assets	8,330	(60,854)	(10,643)
Amounts due from and due to affiliates	3,594	(7,857)	11,049
Accounts payable and accrued liabilities	(118,388)	(144,894)	(118,176)
Deferred revenue	(39,977)	(10,384)	72,426
Liabilities related to interest rate swap contracts	104,051	30,338	53,101
Net cash provided by operating activities	2,980,164	2,554,169	2,508,317
Cash flows from investing activities:
Capital expenditures	(1,073,955)	(1,355,350)	(1,153,589)
Payment for acquisitions, net of cash acquired	(149,973)	(172,269)	(10,753)
Other, net	3,502	2,150	15,985
Net cash used in investing activities	(1,220,426)	(1,525,469)	(1,148,357)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) Years ended December 31, 2020, 2019 and 2018 (In thousands)
	2020	2019	2018
Cash flows from financing activities:
Proceeds from long-term debt	8,019,648	9,160,229	5,555,268
Repayment of long-term debt	(6,194,804)	(8,159,914)	(4,882,769)
Proceeds from collateralized indebtedness, net	—	93,000	516,513
Repayment of collateralized indebtedness and related derivative contracts, net	—	—	(516,513)
Principal payments on finance lease obligations	(43,083)	(8,980)	(10,228)
Purchase of shares of Altice USA, Inc. Class A common stock, pursuant to a share repurchase program and Tender Offer	(4,816,379)	(1,686,873)	(500,000)
Dividends to stockholders	—	—	(1,499,935)
Proceeds from the sale of a noncontrolling interest in Lightpath, net of expenses	880,197	—	—
Additions to deferred financing costs	(48,523)	(23,583)	(28,468)
Proceeds from stock option exercises	14,348	3,209	—
Contributions from (distributions to) noncontrolling interests, net	12,498	(1,000)	5,995
Other	(4,947)	(500)	(30,859)
Net cash used in financing activities	(2,181,045)	(624,412)	(1,390,996)
Net increase (decrease) in cash and cash equivalents excluding effect of exchange rate changes	(421,307)	404,288	(31,036)
Effect of exchange rate changes on cash and cash equivalents	(2,167)	(1,166)	(26)
Net increase (decrease) in cash and cash equivalents	(423,474)	403,122	(31,062)
Cash, cash equivalents and restricted cash at beginning of year	702,160	299,038	330,100
Cash, cash equivalents and restricted cash at end of year	$278,686	$702,160	$299,038

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2020 and 2019 (In thousands)
ASSETS
	December 31, 2020	December 31, 2019
Current Assets:
Cash and cash equivalents	$277,938	$697,741
Restricted cash	264	262
Accounts receivable, trade (less allowance for doubtful accounts of $25,198 and $14,683)	442,581	457,118
Prepaid expenses and other current assets	200,252	211,642
Amounts due from affiliates	4,262	6,774
Derivative contracts	50,785	—
Total current assets	976,082	1,373,537
Property, plant and equipment, net of accumulated depreciation of $6,431,843 and $5,276,921	5,805,996	5,753,401
Right-of-use operating lease assets	241,342	280,340
Investment securities pledged as collateral	2,250,854	1,931,697
Derivative contracts	4,774	25,207
Other assets	87,429	92,622
Amortizable intangibles, net of accumulated amortization of $4,409,312 and $3,670,679	2,781,116	3,481,109
Indefinite-lived cable television franchises	13,068,017	13,020,081
Goodwill	8,160,566	8,142,309
Total assets	$33,376,176	$34,100,303

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) December 31, 2020 and 2019 (In thousands, except per membership unit amounts)
LIABILITIES AND MEMBER'S EQUITY (DEFICIENCY)	December 31, 2020	December 31, 2019
Current Liabilities:
Accounts payable	$795,576	$799,618
Interest payable	252,060	385,655
Accrued employee related costs	142,116	111,337
Amounts due to affiliates	8,538	7,456
Deferred revenue	109,798	124,777
Debt	1,245,713	170,682
Other current liabilities	543,834	378,948
Total current liabilities	3,097,635	1,978,473
Defined benefit plan obligations	30,700	57,190
Other liabilities	161,863	147,714
Deferred tax liability	5,033,980	4,980,599
Liabilities under derivative contracts	523,150	255,666
Right-of-use operating lease liability	257,424	269,062
Long-term debt, net of current maturities	25,476,629	24,249,603
Total liabilities	34,581,381	31,938,307
Commitments and contingencies (Note 17)
Redeemable equity	25,763	108,551

Member's equity (deficiency) (100 membership units issued and outstanding)	(1,172,505)	2,047,397
Accumulated other comprehensive income (loss)	3,646	(3,250)
Total member's equity (deficiency)	(1,168,859)	2,044,147
Noncontrolling interests	(62,109)	9,298
Total equity (deficiency)	(1,230,968)	2,053,445
Total liabilities and member's equity	$33,376,176	$34,100,303

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2020, 2019 and 2018
(In thousands)

	2020	2019	2018
Revenue (including revenue from affiliates of $14,729, $3,974 and $2,575 respectively) (See Note 16)	$9,894,642	$9,760,859	$9,566,608
Operating expenses:
Programming and other direct costs (including charges from affiliates of $13,346, $11,580 and $7,261 respectively) (See Note 16)	3,340,442	3,300,528	3,173,076
Other operating expenses (including charges from affiliates of $11,869, $8,355 and $16,307 respectively) (See Note 16)	2,264,473	2,300,398	2,290,266
Restructuring and other expense	91,073	72,978	38,548
Depreciation and amortization (including impairments)	2,083,365	2,263,144	2,382,339
	7,779,353	7,937,048	7,884,229
Operating income	2,115,289	1,823,811	1,682,379
Other income (expense):
Interest expense (including interest expense to affiliates and related parties of $600 in 2018) (See Note 16)	(1,352,535)	(1,455,302)	(1,253,176)
Interest income (including interest income to affiliates and related parties of $2,429 in 2018) (See Note 16)	2,194	5,709	13,228
Gain (loss) on investments and sale of affiliate interests, net	319,515	473,406	(261,536)
Gain (loss) on derivative contracts, net	(178,264)	(282,713)	218,848
Loss on interest rate swap contracts	(78,606)	(53,902)	(61,697)
Loss on extinguishment of debt and write-off of deferred financing costs	(250,489)	(228,130)	(7,883)
Other income (expense), net	5,577	1,181	(12,274)
	(1,532,608)	(1,539,751)	(1,364,490)
Income before income taxes	582,681	284,060	317,889
Income tax expense	(126,843)	(71,243)	(57,563)
Net income	455,838	212,817	260,326
Net income attributable to noncontrolling interests	(7,296)	(1,003)	(1,761)
Net income attributable to CSC Holdings, LLC sole member	$448,542	$211,814	$258,565

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2020, 2019 and 2018
(In thousands)

	2020	2019	2018
Net income	$455,838	$212,817	$260,326
Other comprehensive income:
Defined benefit pension plans:
Unrecognized actuarial gain	11,710	12,074	830
Applicable income taxes	(3,096)	(3,644)	(220)
Unrecognized gain arising during period, net of income taxes	8,614	8,430	610
Amortization of actuarial losses	—	89	—
Applicable income taxes	—	(24)	—
Amortization of actuarial losses included in other expense, net of tax	—	65	—
Settlement loss included in other expense, net	623	1,643	1,268
Applicable income taxes	(174)	(441)	(342)
Settlement loss included in other expense, net, net of income taxes	449	1,202	926
Foreign currency translation adjustment	(2,167)	(1,164)	967
Applicable income taxes	—	—	(261)
Foreign currency translation adjustment, net	(2,167)	(1,164)	706
Other comprehensive income	6,896	8,533	2,242
Comprehensive income	462,734	221,350	262,568
Comprehensive income attributable to noncontrolling interests	(7,296)	(1,003)	(1,761)
Comprehensive income attributable to CSC Holdings, LLC's sole member	$455,438	$220,347	$260,807

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S EQUITY (DEFICIENCY)
(In thousands)

	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total Member's Equity	Noncontrolling Interests	Total Equity

Balance at January 1, 2018	$9,454,753	$(10,022)	$9,444,731	$1,539	$9,446,270
Net income attributable to CSC Holdings' sole member	258,565	—	258,565	—	258,565
Net income attributable to interests	—	—	—	1,761	1,761
Contributions from noncontrolling interests	—	—	—	5,995	5,995
Pension liability adjustments, net of income taxes	—	1,536	1,536	—	1,536
Foreign currency translation adjustment, net of income taxes	—	706	706	—	706
Share-based compensation expense (equity classified)	59,812	—	59,812	—	59,812
Redeemable equity vested	169,452	—	169,452	—	169,452
Change in redeemable equity	(68,169)	—	(68,169)	—	(68,169)
Cash distributions to parent	(3,058,747)	—	(3,058,747)	—	(3,058,747)
Cash contributions from parent	50,000	—	50,000	—	50,000
Impact of i24 Acquisition	(11,809)	(1,840)	(13,649)	—	(13,649)
Adoption of ASU No. 2018-02	2,163	(2,163)	—	—	—
Cequel debt exchanged for CSC Holdings debt	(2,854,392)	—	(2,854,392)	—	(2,854,392)
Balance at December 31, 2018	$4,001,628	$(11,783)	$3,989,845	$9,295	$3,999,140

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S EQUITY (DEFICIENCY) (continued)
(In thousands)

	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total Member's Equity	Noncontrolling Interests	Total Equity

Balance at January 1, 2019	$4,001,628	$(11,783)	$3,989,845	$9,295	$3,999,140
Net income attributable to CSC Holdings' sole member	211,814	—	211,814	—	211,814
Net income attributable to noncontrolling interests	—	—	—	1,003	1,003
Distributions to noncontrolling interests	—	—	—	(1,000)	(1,000)
Pension liability adjustments, net of income taxes	—	9,697	9,697	—	9,697
Foreign currency translation adjustment, net of income taxes	—	(1,164)	(1,164)	—	(1,164)
Share-based compensation expense (equity classified)	99,077	—	99,077	—	99,077
Redeemable equity vested	187,967	—	187,967	—	187,967
Change in redeemable equity	(166,511)	—	(166,511)	—	(166,511)
Cash distributions to parent	(2,279,472)	—	(2,279,472)	—	(2,279,472)
Non-cash contributions from parent, net	151,455	—	151,455	—	151,455
Impact of Cheddar acquisition	10,773	—	10,773	—	10,773
Assumption of Cablevision debt and acquisition of Cablevision assets	(169,334)	—	(169,334)	—	(169,334)
Balance at December 31, 2019	$2,047,397	$(3,250)	$2,044,147	$9,298	$2,053,445

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S EQUITY (DEFICIENCY) (continued)
(In thousands)

	Member's Equity (Deficiency)	Accumulated Other Comprehensive Income (Loss)	Total Member's Equity (Deficiency)	Noncontrolling Interests	Total Equity (Deficiency)

Balance at January 1, 2020	$2,047,397	$(3,250)	$2,044,147	$9,298	$2,053,445
Net income attributable to CSC Holdings' sole member	448,542	—	448,542	—	448,542
Net income attributable to noncontrolling interests	—	—	—	7,296	7,296
Contributions from noncontrolling interests	—	—	—	12,498	12,498
Pension liability adjustments, net of income taxes	—	9,063	9,063	—	9,063
Foreign currency translation adjustment, net of income taxes	—	(2,167)	(2,167)	—	(2,167)
Share-based compensation expense (equity classified)	122,811	—	122,811	—	122,811
Redeemable equity vested	96,918	—	96,918	—	96,918
Change in redeemable equity	(14,130)	—	(14,130)	—	(14,130)
Impact of the Lightpath Transaction (See Note 1)	741,645	—	741,645	(91,201)	650,444
Non-cash contributions from parent, net	178,720	—	178,720	—	178,720
Cash distributions to parent	(4,794,408)	—	(4,794,408)	—	(4,794,408)
Balance at December 31, 2020	$(1,172,505)	$3,646	$(1,168,859)	$(62,109)	$(1,230,968)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Cash flows from operating activities:
Net income	$455,838	$212,817	$260,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	2,083,365	2,263,144	2,382,339
Loss (gain) on investments and sale of affiliate interests, net	(319,515)	(473,406)	261,536
Loss (gain) on derivative contracts, net	178,264	282,713	(218,848)
Loss on extinguishment of debt and write-off of deferred financing costs	250,489	228,130	7,883
Amortization of deferred financing costs and discounts (premiums) on indebtedness	91,127	90,706	43,135
Share-based compensation expense	125,087	105,538	59,812
Deferred income taxes	101,217	(238,709)	(251,593)
Decrease in right-of-use asset	45,995	46,581	—
Provision for doubtful accounts	65,965	91,520	71,426
Other	34,079	18,558	12,117
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(50,747)	(91,718)	(144,079)
Prepaid expenses and other assets	8,328	(51,611)	(23,938)
Amounts due from and due to affiliates	180,911	247,917	175,159
Accounts payable and accrued liabilities	(334,055)	(128,392)	5,273
Deferred revenue	(39,977)	(10,384)	72,426
Liabilities related to interest rate swap contracts	104,051	30,338	53,101
Net cash provided by operating activities	2,980,422	2,623,742	2,766,075
Cash flows from investing activities:
Capital expenditures	(1,073,955)	(1,355,350)	(1,153,589)
Payment for acquisitions, net of cash acquired	(149,973)	(172,269)	(10,753)
Other, net	(706)	2,150	4,158
Net cash used in investing activities	(1,224,634)	(1,525,469)	(1,160,184)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) Years ended December 31, 2020, 2019 and 2018
	2020	2019	2018
Cash flows from financing activities:
Proceeds from long-term debt	8,019,648	9,160,229	4,505,268
Repayment of long-term debt	(6,194,804)	(7,637,582)	(3,059,013)
Proceeds from collateralized indebtedness, net	—	93,000	516,513
Repayment of collateralized indebtedness and related derivative contracts, net	—	—	(516,513)
Distributions to parent	(4,794,408)	(2,279,472)	(3,058,750)
Contributions from parent	—	—	50,000
Proceeds from the sale of a noncontrolling interest in Lightpath, net of expenses	880,197	—	—
Principal payments on finance lease obligations	(43,083)	(8,980)	(10,228)
Additions to deferred financing costs	(48,523)	(23,583)	(28,471)
Contributions from (distributions to) noncontrolling interests, net	12,498	(1,000)	5,995
Other	(4,947)	(500)	(30,000)
Net cash used in financing activities	(2,173,422)	(697,888)	(1,625,199)
Net increase (decrease) in cash and cash equivalents excluding effect of exchange rate changes	(417,634)	400,385	(19,308)
Effect of exchange rate changes on cash and cash equivalents	(2,167)	(1,166)	(26)
Net increase (decrease) in cash and cash equivalents	(419,801)	399,219	(19,334)
Cash, cash equivalents and restricted cash at beginning of year	698,003	298,784	318,118
Cash, cash equivalents and restricted cash at end of year	$278,202	$698,003	$298,784

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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Lightpath Transaction
In December 2020, the Company completed the sale of a 49.99% interest in its Lightpath fiber enterprise business (the "Lightpath Transaction") based on an implied enterprise value of $3,200,000. The Company received total gross cash proceeds of approximately $2,355,000 ($890,000 from the sale and $1,465,000 from the related financing activity, excluding the discount on the term loan of $3,000). The excess of the cash received from the sale, net of related expenses, over the book value of the interest sold of $741,471, net of taxes of $228,489, was recorded in stockholders' equity (deficiency) by Altice USA. The Company retained a 50.01% interest in the Lightpath business and maintained control of Cablevision Lightpath LLC, the entity holding the interest in the Lightpath business. Accordingly, the Company will continue to consolidate the operating results of the Lightpath business. Cablevision Lightpath LLC was financed independently outside of the CSC Holdings restricted group. Proceeds from this transaction were used to fund the Tender Offer (see discussion below). See Note 11 for additional information regarding the debt financing related to the Lightpath Transaction.
Acquisition of Neptune Holding US Limited Partnership
In December 2019, Altice USA entered into an agreement with CVC 3 B.V., an indirect subsidiary of Altice Europe ("CVC 3"), whereby CVC 3 assigned all of its interest (the "Partnership Interest") in Neptune Holding US Limited Partnership (“Neptune LP”) to Altice USA in exchange for 6,290,292 shares of Class A common stock of Altice USA with an aggregate value of $163,862. At the time of the assignment, the Partnership Interest represented 6,290,292 shares of Class A common stock of Altice USA held by Neptune LP. As a result of this transaction, Altice USA obtained control of Neptune LP and accordingly, Neptune LP is consolidated within the Altice USA financial statements. The assets of Neptune LP which consisted solely of shares of class A common stock of Altice USA are presented as treasury stock in the consolidated balance sheets of Altice USA at December 31, 2020 and 2019.
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
In November 2020, the Company's Board of Directors authorized the repurchase of up to an additional $2,000,000 of Altice USA Class A common stock pursuant to a tender offer. On November 23, 2020, the Company commenced a modified "Dutch auction" tender offer (the "Tender Offer") to purchase up to $2,500,000 in value of shares of its Class A Common Stock, at a price not greater than $36.00 per share nor less than $32.25 per share . The Tender Offer expired on December 21, 2020. On December 21, 2020, the Company accepted for purchase 64,613,479 shares of its Class A Common Stock, at a price of $36.00 per share, plus related fees, for an aggregate purchase price of $2,326,949. The aggregate purchase price of these shares (including the fees relating to the Tender Offer), is reflected in stockholders' equity (deficiency) in the consolidated balance sheet of Altice USA as of December 31, 2020.
For the year ended December 31, 2020, 2019 and 2018, Altice USA repurchased an aggregate of 161,216,653, 72,668,712, and 28,028,680 shares, respectively, for a total purchase price of approximately $4,816,895, $1,686,873 and $500,000 respectively. These acquired shares were retired and the cost of these shares was recorded in stockholders' equity (deficiency) in the consolidated balance sheet of Altice USA. As of December 31, 2020, Altice USA had approximately $1,996,230 of availability remaining under the incremental share repurchase program and had 476,469,575 combined Class A and Class B shares outstanding.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  In instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the years ended December 31, 2020, 2019 and 2018, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $257,405, $254,227 and $257,467, respectively.
Business and Wholesale Revenue
The Company derives revenue from the sale of products and services to both large enterprise and small and medium-sized business ("SMB") customers, including broadband, telephony, networking, and video services reflected in "Business services and wholesale" revenues. The Company's business services also include Ethernet, data transport, and IP-based virtual private networks. The Company also provides managed services to businesses, including hosted telephony services (cloud based SIP-based private branch exchange), managed WiFi, managed desktop and server backup and managed collaboration services including audio and web conferencing. The Company also offers fiber-to-the-tower services to wireless carriers for cell tower backhaul, which enables wireline communications service providers to connect to customers that their own networks do not reach. The Company recognizes revenues for these services as the services are provided to a customer on a monthly basis.
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
News and Advertising Revenue
As part of the agreements under which the Company acquires video programming, the Company typically receives an allocation of scheduled advertising time during such programming into which the Company's cable systems can insert commercials. In several of the markets in which the Company operates, it has entered into agreements commonly referred to as interconnects with other cable operators to jointly sell local advertising. In some of these markets, the Company represents the advertising sales efforts of other cable operators; in other markets, other cable operators represent the Company. The Company also offers customers the opportunity to advertise on digital platforms. Advertising revenues are recognized when the advertising is distributed. For arrangements in which the Company controls the sale of advertising and acts as the principal to the transaction, the Company recognizes revenue earned from the advertising customer on a gross basis and the amount remitted to the distributor as an operating expense. For arrangements in which the Company does not control the sale of advertising and acts as an agent to the transaction, the Company recognizes revenue net of any fee remitted to the distributor. The Company's advanced advertising businesses provide data-driven, audience-based advertising solutions using advanced analytics tools that provide granular measurement of consumer groups, accurate hyper-local ratings and other insights into target audience behavior not available through traditional sample-based measurement services. Revenue earned from the Company's advanced advertising businesses is recognized when services are provided.
Affiliation fee revenue derived by our news business is recognized as the programming services are provided.
Mobile Revenue
In September 2019, the Company commercially launched Altice Mobile, a mobile service providing data, talk and text to consumers in or near our service areas. Customers can purchase or finance a variety of mobile devices. Revenue is recognized from the sale of equipment upon delivery and acceptance by the customer. Customers are billed monthly, in advance, for access to and usage of our mobile services. The Company recognizes mobile service revenue as the services are provided to the customers.
Other Revenue
Revenues derived from other sources are recognized when services are provided or events occur.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Customer Contract Costs
Incremental costs incurred in obtaining a contract with a customer are deferred and recorded as a contract asset if the period of benefit is expected to be greater than one year. Sales commissions for enterprise customers are deferred and amortized over the average contract term. For sales commission expenses related to residential and SMB customers with a term of one year or less, the Company is utilizing the practical expedient and is recognizing the costs when incurred.  The costs of fulfilling a contract with a customer are deferred and recorded as a contract asset if they generate or enhance resources of the Company that will be used in satisfying future performance obligations and are expected to be recovered. Installation costs related to residential and SMB customers that are not capitalized as part of the initial deployment of new customer premise equipment are expensed as incurred pursuant to industry-specific guidance.
Deferred enterprise commission costs are included in other noncurrent assets in the consolidated balance sheet and totaled $19,959 and $30,758 as of December 31, 2020 and 2019, respectively.
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
The following table presents the composition of revenue:

	Years Ended December 31,
	2020	2019	2018
Residential:
Broadband	$3,689,159	$3,222,605	$2,887,455
Video	3,670,859	3,997,873	4,156,428
Telephony	468,777	598,694	652,895
Business services and wholesale	1,454,532	1,428,532	1,362,758
News and advertising	519,205	475,904	487,264
Mobile	78,127	21,264	—
Other	13,983	15,987	19,808
Total revenue	$9,894,642	$9,760,859	$9,566,608
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
Advertising Expenses
Advertising costs are charged to expense when incurred and are reflected in "other operating expenses" in the accompanying consolidated statements of operations.  Advertising costs amounted to $213,474, $233,326 and $240,273 for the years ended December 31, 2020, 2019 and 2018, respectively.
Share-Based Compensation
Share-based compensation expense which primarily relates to awards of units in a carried unit plan, stock options, and performance stock units is based on the fair value of share-based payment awards at the date of grant. The Company recognizes share-based compensation expense over the requisite service period or when it is probable any related performance condition will be met. For awards with graded vesting, compensation cost is recognized on an accelerated method under the graded vesting method over the requisite service period. Share-based compensation expense related to awards that vest entirely at the end of the vesting period are expensed on a straight-line basis.
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
Long-Lived Assets and Amortizable Intangible Assets
Property, plant and equipment, including construction materials, are carried at cost, and include all direct costs and certain indirect costs associated with the construction of cable systems, and the costs of new equipment installations.  Equipment under finance leases is recorded at the present value of the total minimum lease payments.  Depreciation on equipment is calculated on the straight-line basis over the estimated useful lives of the assets or, with respect to equipment under finance lease obligations and leasehold improvements, amortized over the lease term or the assets' useful lives and reported in depreciation and amortization (including impairments) in the consolidated statements of operations.

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
The Company assesses the recoverability of its goodwill annually, or more frequently whenever events or substantive changes in circumstances indicate that the carrying amount of its reporting units may exceed their fair value. The Company firsts considers qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely- than-not that the fair value of a reporting unit is less than its carrying amount. If, after this qualitative assessment, the Company determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount then no further testing is performed. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value.
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
Deferred Financing Costs
Deferred financing costs, which are presented as a reduction of debt, are amortized to interest expense using the effective interest method over the terms of the related debt.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Foreign Currency
Certain of the Company's i24NEWS subsidiaries are located outside the United States. The functional currency for these subsidiaries is determined based on the primary economic environment in which the subsidiary operates. Revenues and expenses for these subsidiaries are translated into U.S. dollars using rates that approximate those in effect during the period while the assets and liabilities are translated into U.S. dollars using exchange rates in effect at the end of each period. The resulting gains and losses from these translations are recognized in cumulative translation adjustment included in accumulated other comprehensive income (loss) in stockholders’/member's equity (deficiency) on the consolidated balance sheets.
Common Stock of Altice USA
Each holder of Class A common stock has one vote per share while holders of Class B common stock have twenty-five votes per share. Class B shares can be converted to Class A common stock at anytime with a conversion ratio of one Class A common share for one Class B common share.
The following table provides details of Altice USA's shares of common stock outstanding:

	Shares of Common Stock Outstanding
	Class A Common Stock	Class B Common Stock
Balance at December 31, 2017	246,982,292	490,086,674
Altice Europe Distribution on June 8, 2018 (see Note 1)	242,402,231	(242,402,231)
Conversion of Class B common stock to Class A common stock	34,708,184	(34,708,184)
Retirement of Class A common shares in connection with the Company's stock repurchase plan (see Note 1)	(28,028,680)	—
Balance at December 31, 2018	496,064,027	212,976,259
Conversion of Class B common stock to Class A common stock	26,730,427	(26,730,427)
Issuance of common shares	6,897,190	—
Option exercises	184,147	—
Repurchase and retirement of Class A common shares in connection with the Company's stock repurchase plan (see Note 1)	(72,668,712)	—
Treasury shares acquired (a)	(10,457,772)	—
Balance at December 31, 2019	446,749,307	186,245,832
Conversion of Class B common stock to Class A common stock	349,929	(349,929)
Issuance of common shares	40,000	—
Option exercises	822,732	—
Repurchase and retirement of Class A common shares in connection with the Company's stock repurchase plan (see Note 1)	(161,216,653)	—
Treasury shares reissued	3,828,357	—
Balance at December 31, 2020	290,573,672	185,895,903

(a)Primarily represent Altice USA shares held by Neptune LP which are presented as treasury stock in the consolidated balance sheets of Altice USA as of December 31, 2019.
CSC Holdings Membership Interests
As of December 31, 2020 and 2019, CSC Holdings had 100 membership units issued and outstanding, which are all indirectly owned by Altice USA.
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
During 2020 and 2019, there were no dividends paid to shareholders by Altice USA. In 2018, Altice USA paid dividends of $1,499,935 (see discussion in Note 1).
CSC Holdings
CSC Holdings may make distributions on its membership interests only if sufficient funds exist as determined under Delaware law.
CSC Holdings made cash equity distribution payments to its parent aggregating $4,794,408, $2,279,472, and $3,058,747, respectively, during the years ended December 31, 2020, 2019, and 2018.
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
The Company did not have a single customer that represented 10% or more of its consolidated revenues for the years ended December 31, 2020, 2019 and 2018 or 10% or more of its consolidated net trade receivables at December 31, 2020, and 2019, respectively.
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
Reclassifications
Certain reclassifications have been made to the 2019 and 2018 financial statements to conform to the 2020 presentation.
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
ASU No. 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14")
In August 2018, the FASB issued ASU 2018-14 which amends ASC 715 to clarify certain disclosure requirements related to defined benefit pension and other postretirement plans. See Note 18 for additional disclosures provided in connection with the adoption of the standard.
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

NOTE 4.    NET INCOME (LOSS) PER SHARE
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
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income per share attributable to Altice USA stockholders:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Basic weighted average shares outstanding	581,057	660,384	730,088
Effect of dilution:
Stock options	2,617	1,348	—
Restricted stock	15	809	—
Diluted weighted average shares outstanding	583,689	662,541	730,088

Weighted average shares excluded from diluted weighted average shares outstanding:
Anti-dilutive shares	25,768	4,245	6,292
Performance stock units and restricted stock whose performance metrics have not been achieved.	8,308	—	74
Net income (loss) per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Altice USA.
NOTE 5.    ALLOWANCE FOR DOUBTFUL ACCOUNTS
Activity related to the Company's allowance for doubtful accounts is presented below:

	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Balance at End of Period
Year Ended December 31, 2020
Allowance for doubtful accounts	$14,683	$65,965	$(55,450)	$25,198

Year Ended December 31, 2019
Allowance for doubtful accounts	$13,520	$91,520	$(90,357)	$14,683

Year Ended December 31, 2018
Allowance for doubtful accounts	$13,420	$71,426	$(71,326)	$13,520

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
The Company's non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2020	2019	2018
Non-Cash Investing and Financing Activities:

Altice USA and CSC Holdings:
Property and equipment accrued but unpaid	$206,680	$188,067	$213,936
Notes payable issued to vendor for the purchase of equipment and other assets	106,925	35,124	95,394
Right-of-use assets acquired in exchange for finance lease obligations	133,300	54,532	13,548
Other non-cash investing and financing transactions	3,973	1,563	7,550
Altice USA:
Receivable related to the sale of an investment	—	—	4,015
CSC Holdings:
Assumption of Cablevision debt, net of the acquisition of Cablevision assets	—	169,334	—
Contributions from parent	178,720	151,455	—
Supplemental Data:
Altice USA:
Cash interest paid	1,406,825	1,436,332	1,481,468
Income taxes paid, net	80,415	10,263	13,667
CSC Holdings:
Cash interest paid	1,406,825	1,350,756	1,163,942
Income taxes paid, net	80,415	10,263	13,667

NOTE 7.    RESTRUCTURING AND OTHER EXPENSE
Beginning in the first quarter of 2016, the Company commenced restructuring initiatives that were intended to simplify the Company's organizational structure ("2016 Restructuring Plan").

The following table summarizes the activity for the 2016 Restructuring Plan:
	Severance and Other Employee Related Costs	Facility Realignment and Other Costs	Total
Accrual balance at December 31, 2017	$113,474	$9,626	$123,100
Restructuring charges	15,580	15,447	31,027
Payments and other	(107,600)	(11,458)	(119,058)
Accrual balance at December 31, 2018	21,454	13,615	35,069
Restructuring charges	6,606	6,317	12,923
Payments and other	(26,384)	(3,751)	(30,135)
Impact of the adoption of ASC 842 (a)	—	(13,849)	(13,849)
Accrual balance at December 31, 2019	1,676	2,332	4,008
Restructuring charges	—	3,399	3,399
Payments and other	(1,676)	(3,366)	(5,042)
Accrual balance at December 31, 2020	$—	$2,365	$2,365

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

(a)Certain accrued restructuring liabilities were netted against right-of-use operating assets on the Company's consolidated balance sheet as of January 1, 2019 in connection with the Company's adoption of ASC 842 (see Note 9).
Cumulative costs to date relating to the 2016 Restructuring Plan amounted to $436,008.
In May 2019, the Company commenced another restructuring initiative to further simplify the Company's organization structure ("2019 Restructuring Plan").
The following table summarizes the activity for the 2019 Restructuring Plan:

Severance and Other Employee Related Costs
Restructuring charges	$42,715
Payments and other	(4,769)
Accrual balance at December 31, 2019	37,946
Restructuring charges	3,221
Payments and other	(34,459)
Accrual balance at December 31, 2020	$6,708
Cumulative costs to date relating to the 2019 Restructuring Plan amounted to $45,936.
In addition, for the years ended December 31, 2020 and 2019, the Company recorded restructuring charges of $30,429 and $12,160, respectively, related primarily to the impairment of right-of-use operating lease assets, included in the Company's restructuring initiatives. The Company also recorded restructuring charges of $4,068 related to the facility realignment costs of which $3,689 is outstanding as of December 31, 2020 and is reflected in other current and other long-term liabilities in our consolidated balance sheet.
Restructuring and other expense for the year ended December 31, 2020 also includes $47,631 related to contractual payments for terminated employees. As of December 31, 2020, the outstanding amount due to terminated employees amounted to $14,366 and is reflected in other current and other long-term liabilities in our consolidated balance sheet.
For the years ended December 31, 2020 and December 31, 2019, the Company incurred transaction costs of $2,325 and $5,180, respectively, primarily related to certain transactions not related to the Company's operations. For the year ended December 31, 2018, the Company incurred transaction costs of $7,521 relating to the Distribution discussed in Note 1.
NOTE 8.    PROPERTY, PLANT AND EQUIPMENT
Costs incurred in the construction of the Company's cable systems, including line extensions to, and upgrade of, the Company's hybrid fiber/coaxial infrastructure and construction of the parallel fiber to the home ("FTTH") infrastructure, are capitalized. This includes headend facilities and initial placement of the feeder cable to connect a customer that had not been previously connected. These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities. The internal costs that are capitalized consist of salaries and benefits of the Company's employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities. These costs are depreciated over the estimated life of the plant (10 to 25 years) and headend facilities (5 to 25 years). Costs of operating the plant and the technical facilities, including repairs and maintenance, are expensed as incurred.
Costs associated with the initial deployment of new customer premise equipment ("CPE") necessary to provide broadband, video and telephony services are also capitalized. These costs include materials, subcontractor labor, internal labor, and other related costs associated with the connection activities. The departmental activities supporting the connection process are tracked through specific metrics, and the portion of departmental costs that is capitalized is determined through a time weighted activity allocation of costs incurred based on time studies used to estimate the average time spent on each activity. These installation costs are amortized over the estimated useful lives of the CPE necessary to provide broadband, video and telephony services. The portion of departmental costs related to disconnecting services and removing CPE from a customer, costs related to connecting CPE that has been previously connected to the network, and repair and maintenance are expensed as incurred.

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
Property, plant and equipment (including equipment under finance leases) consist of the following assets, which are depreciated or amortized on a straight-line basis over the estimated useful lives shown below:

	December 31, 2020	December 31, 2019	Estimated Useful Lives
Customer premise equipment	$1,845,830	$1,563,729	3 to 5 years
Headends and related equipment	2,158,704	2,023,684	5 to 25 years
Infrastructure	5,964,419	5,314,322	5 to 25 years
Equipment and software	1,237,057	1,111,577	3 to 10 years
Construction in progress (including materials and supplies)	174,610	192,571
Furniture and fixtures	65,724	63,478	5 to 8 years
Transportation equipment	150,974	151,627	5 to 10 years
Buildings and building improvements	481,693	457,174	10 to 40 years
Leasehold improvements	110,037	103,734	Term of lease
Land	48,791	48,426
	12,237,839	11,030,322
Less accumulated depreciation and amortization	(6,431,843)	(5,276,921)
	$5,805,996	$5,753,401
For the years ended December 31, 2020, 2019 and 2018, the Company capitalized certain costs aggregating $134,857, $132,966 and $134,265, respectively, related to the acquisition and development of internal use software, which are included in the table above.
Depreciation expense on property, plant and equipment (including finance leases) for the years ended December 31, 2020, 2019 and 2018 amounted to $1,344,732, $1,475,251 and $1,508,125, respectively.
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
The Company's operating leases are comprised primarily of facility leases and finance leases are comprised primarily of vehicle and equipment leases.
Balance sheet information related to our leases is presented below:

	Balance Sheet location	December 31, 2020	December 31, 2019
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$241,342	$280,340
Right-of-use lease liability, current	Other current liabilities	38,296	38,836
Right-of-use lease liability, long-term	Right-of-use operating lease liability	257,424	269,062

Finance leases:
Right-of-use lease assets	Property, plant and equipment	170,155	70,339
Right-of-use lease liability, current	Current portion of long-term debt	63,454	22,017
Right-of-use lease liability, long-term	Long-term debt	96,183	47,403

The following provides details of the Company's lease expense:

	Years Ended December 31,
	2020	2019
Operating lease expense, net	$58,923	$60,364
Finance lease expense:
Amortization of assets	30,123	9,347
Interest on lease liabilities	6,324	2,106
Total finance lease expense	36,447	11,453
	$95,370	$71,817

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Other information related to leases is presented below:

	As of December 31,
	2020	2019
Right-of-use assets acquired in exchange for operating lease obligations	$35,383	$61,244
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from finance leases	6,324	2,106
Operating cash flows from operating leases	64,391	65,352
Weighted Average Remaining Lease Term:
Operating leases	9.0 years	9.4 years
Finance leases	2.5 years	3.4 years
Weighted Average Discount Rate:
Operating leases	5.66%	5.96%
Finance leases	5.38%	5.49%
The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

	Finance leases	Operating leases
2021	$70,074	$42,832
2022	65,828	52,508
2023	30,701	44,814
2024	3,456	40,986
2025	319	32,986
Thereafter	—	171,238
Total future minimum lease payments, undiscounted	170,378	385,364
Less: Imputed interest	(10,741)	(89,644)
Present value of future minimum lease payments	$159,637	$295,720

NOTE 10.    INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired amortizable intangible assets:

	As of December 31, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,052,598	$(3,478,742)	$2,573,856	$6,017,524	$(2,843,561)	$3,173,963	3 to 18 years
Trade names	1,081,083	(894,189)	186,894	1,081,083	(798,484)	282,599	2 to 5 years
Other amortizable intangibles	56,747	(36,381)	20,366	53,181	(28,634)	24,547	1 to 15 years
	$7,190,428	$(4,409,312)	$2,781,116	$7,151,788	$(3,670,679)	$3,481,109
Amortization expense for the years ended December 31, 2020, 2019 and 2018 aggregated $738,633, $787,893, and $874,214, respectively.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following table sets forth the estimated amortization expense on intangible assets for the periods presented:

Estimated amortization expense
Year Ending December 31, 2021	$629,513
Year Ending December 31, 2022	545,826
Year Ending December 31, 2023	380,300
Year Ending December 31, 2024	301,035
Year Ending December 31, 2025	255,439
The carrying amount of indefinite-lived cable television franchises and goodwill is presented below:

	Indefinite-lived Cable Television Franchises	Goodwill
Balance as of December 31, 2018	$13,020,081	$8,012,416
Goodwill recorded in connection with an acquisition of Cheddar Inc. ("Cheddar")	—	130,039
Adjustments to purchase accounting relating to business acquired	—	(146)
Balance as of December 31, 2019	13,020,081	$8,142,309
Indefinite-lived cable television franchises and goodwill recorded in connection with an acquisition (see discussion below)	47,936	18,257
Balance as of December 31, 2020	$13,068,017	$8,160,566
On July 14, 2020, the Company completed its acquisition of certain cable assets in New Jersey for approximately $150,000. The acquisition was accounted for as a business combination in accordance with ASC Topic 805. In connection with the acquisition, the Company recorded indefinite-lived cable television franchise rights of approximately $47,936, customer relationships of approximately $35,074 and goodwill of approximately $18,257 based on an allocation of the purchase price. In addition, the Company recorded property, plant and equipment of approximately $52,362.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 11.    DEBT
The following table provides details of the Company's outstanding debt:

		Interest Rate		December 31, 2020		December 31, 2019
Date Issued	Maturity Date			Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
November 15, 2011	November 15, 2021	6.750%		$1,000,000	$989,917	$1,000,000	$979,178
September 27, 2012	September 15, 2022	5.875%		649,024	617,333	649,024	600,849
May 23, 2014	June 1, 2024	5.250%		750,000	697,041	750,000	683,940
October 18, 2018	July 15, 2025	7.750%	(e)	—	—	1,740	1,695
October 9, 2015	October 15, 2025	10.875%	(f)	—	—	1,684,221	1,665,237
October 18, 2018	April 1, 2028	7.500%		4,118	4,112	4,118	4,112
November 27, 2018	July 15, 2025	7.750%	(e)	—	—	617,881	605,583
November 27, 2018	April 1, 2028	7.500%		1,045,882	1,044,424	1,045,882	1,044,278
July 10 and October 7, 2019	January 15, 2030	5.750%		2,250,000	2,286,097	2,250,000	2,289,168
June 16, 2020	December 1, 2030	4.625%		2,325,000	2,370,502	—	—
				8,024,024	8,009,426	8,002,866	7,874,040
CSC Holdings Senior Guaranteed Notes:
October 9, 2015	October 15, 2025	6.625%	(f)	—	—	1,000,000	989,483
September 23, 2016	April 15, 2027	5.500%		1,310,000	1,305,955	1,310,000	1,305,430
January 29, 2018	February 1, 2028	5.375%		1,000,000	993,490	1,000,000	992,757
November 27, 2018	July 15, 2023	5.375%	(e)	—	—	1,095,825	1,081,879
November 27, 2018	May 15, 2026	5.500%		1,498,806	1,487,644	1,498,806	1,485,911
January 24, 2019	February 1, 2029	6.500%		1,750,000	1,747,245	1,750,000	1,746,996
June 16, 2020	December 1, 2030	4.125%		1,100,000	1,095,283	—	—
August 17, 2020	February 15, 2031	3.375%		1,000,000	996,692	—	—
				7,658,806	7,626,309	7,654,631	7,602,456
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility	(c)	2.479%	(b)	625,000	616,027	—	—
Term Loan B	July 17, 2025	2.409%		2,895,000	2,884,065	2,925,000	2,911,729
Incremental Term Loan B-3	January 15, 2026	2.409%		1,252,688	1,248,293	1,265,438	1,260,200
Incremental Term Loan B-5	April 15, 2027	2.659%		2,977,500	2,956,807	3,000,000	2,976,358
				7,750,188	7,705,192	7,190,438	7,148,287
Lightpath Senior Notes:
September 29, 2020	September 15, 2028	5.625%		415,000	406,176	—	—
Lightpath Senior Secured Notes:
September 29, 2020	September 15, 2027	3.875%		450,000	440,487	—	—
Lightpath Term Loan	November 30, 2027	3.750%		600,000	582,808	—	—
Lightpath Revolving Credit Facility		(g)		—	—	—	—
				1,465,000	1,429,471	—	—
Collateralized indebtedness (see Note 12)				1,699,566	1,617,506	1,699,566	1,585,088
Finance lease obligations (see Note 9)				159,637	159,637	69,420	69,420
Notes payable and supply chain financing (d)				183,690	174,801	156,519	140,994
				26,940,911	26,722,342	24,773,440	24,420,285
Less: current portion of credit facility debt				(78,750)	(78,750)	(65,250)	(65,250)
Less: current portion of senior notes				(1,000,000)	(989,917)	—	—

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Less: current portion of finance lease obligations	(63,454)	(63,454)	(22,017)	(22,017)
Less: current portion of notes payable and supply chain financing	(113,592)	(113,592)	(83,415)	(83,415)
	(1,255,796)	(1,245,713)	(170,682)	(170,682)
Long-term debt	$25,685,115	$25,476,629	$24,602,758	$24,249,603
__________________________________
(a)The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums and with respect to certain notes, a fair value adjustment resulting from the Cequel and Cablevision acquisitions.
(b)At December 31, 2020, $137,920 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $1,712,080 of the facility was undrawn and available, subject to covenant limitations.
(c)The revolving credit facility of an aggregate principal amount of $2,275,000 matures in January 2024 and priced at LIBOR plus 2.25%. The remaining revolving credit facility of an aggregate principal amount of $200,000 matures in November 2021 and is priced at LIBOR plus 3.25%.
(d)Includes $99,941 related to supply chain financing agreements that is required to be repaid within one year from the date of the respective agreement. The principal amounts include $59,451 of notes payable that will be reclassified to collateralized indebtedness upon the maturity, in January 2021, of a monetization contract related to the synthetic monetization closeout transaction in November 2019. See Note 12.
(e)These notes were repaid in July 2020 with proceeds from the issuance of new notes in June 2020. See discussion below.
(f)These notes were repaid in August 2020 with proceeds from the issuance of new notes. See discussion below.
(g)There were no borrowings outstanding under the Lightpath Revolving Credit Facility which provides for commitments in an aggregate principal amount of $100,000. See discussion below.
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
•Pursuant to the Combination Incremental Term Loan Agreement, on the Combination Date, CSC Holdings entered into a $1,275,000 ($1,252,688 outstanding at December 31, 2020) incremental term loan facility (the "Incremental Term Loan B-3") under its existing credit facilities agreement. The proceeds from the Incremental Term Loan B-3 were used to repay the entire principal amount of loans under Cequel’s then existing term loan facility and other transaction costs related to the Combination. The Incremental Term Loan B-3 is comprised of eurodollar borrowings or alternative base rate borrowings, and bear interest at a rate per annum equal to the Adjusted LIBOR or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 1.25% per annum and (ii) with respect to any eurodollar loan, 2.25% per annum. The Company is required to make scheduled quarterly payments equal to 0.25% (or $3,188) of the principal amount of the Incremental Term Loan B-3, beginning with the fiscal quarter ended June 30, 2019, with the remaining balance scheduled to be paid on January 15, 2026.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

•The Combination was implemented by a series of corporate transactions, including: (i) CCHI merging into Cablevision, with Cablevision as the surviving entity (the "Holdco Merger"), and (ii) Cequel Communications Holdings II, LLC (the direct parent of Cequel) merging into CSC Holdings, with CSC Holdings as the surviving entity. In connection with the Holdco Merger, Cablevision assumed all of the obligations of CCHI that remained outstanding after giving effect to the Exchange Offer under the indentures governing the outstanding Original Cequel Notes. In July 2019, the Company redeemed in full the aggregate principal amount of the outstanding 5.125% senior notes due 2021 that were not exchanged in connection with the Exchange Offer. Pursuant to the Assumption of Cablevision Senior Notes in November 2019, as described below, the remaining original Cequel Notes that were assumed by Cablevision under the Combination became obligations of CSC Holdings.
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
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($2,895,000 outstanding at December 31, 2020) (the "CSC Term Loan Facility", and the term loans extended under the CSC Term Loan Facility, the "CSC Term Loans") and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($625,000 outstanding at December 31, 2020) (the "CSC Revolving Credit Facility" and, together with the CSC Term Loan Facility, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016, March 15, 2017, January 12, 2018, October 15, 2018, January 24, 2019, February 7, 2019, May 14, 2019 and October 3, 2019, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
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
In February 2019, CSC Holdings entered into a $1,000,000 incremental term loan facility ("Incremental Term Loan B-4") under its existing credit facilities agreement. The proceeds from the Incremental Term Loan B-4 were used to redeem $894,700 in aggregate principal amount of CSC Holdings’ 10.125% senior notes due 2023, representing the entire aggregate principal amount outstanding, and paying related fees, costs and expenses. The Incremental Term Loan B-4 was due to mature on April 15, 2027 and was issued with an original issue discount of 1.0%. The Incremental Term Loan B-4 was comprised of eurodollar borrowings or alternative base rate borrowings and bore interest at a rate per annum equal to the adjusted LIBOR or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin was (i) with respect to any alternate base rate loan, 2.00% per annum and (ii) with respect to any eurodollar loan, 3.0%. The Incremental Term Loan B-4 was repaid in full in October 2019 with proceeds from the Incremental Term Loan B-5 discussed below.
In October 2019, CSC Holdings entered into a $3,000,000 ($2,977,500 outstanding at December 31, 2020), incremental term loan facility ("Incremental Term Loan B-5") under its existing credit facilities agreement, out of which $500,000 was available on a delayed draw basis. The Incremental Term Loan B-5 matures on April 15, 2027 and was issued at par. The Incremental Term Loan B-5 may be comprised of eurodollar borrowings or alternative base rate borrowings, and will bear interest at a rate per annum equal to the Adjusted LIBOR or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 1.50% per annum and (ii) with respect to any eurodollar loan, 2.50% per annum. The Company is required to make scheduled quarterly payments equal to 0.25% (or $7,500) of the principal amount of the Incremental Term Loan B-5, beginning with the fiscal quarter ended June 30, 2020.
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
During the year ended December 31, 2020, CSC Holdings borrowed $2,075,000 under its revolving credit facility and repaid $1,450,000 of amounts outstanding under the revolving credit facility.
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
CSC Holdings was in compliance with all of its financial covenants under the CSC Credit Facilities as of December 31, 2020.
Cequel Credit Facilities
In October 2018, in connection with the Combination described above, amounts outstanding pursuant to Cequel's term loan facility aggregating $1,249,188 were repaid from the proceeds of the Incremental Term Loan B-3 described above and all commitments pursuant to the Cequel credit facilities were cancelled. Term loans comprising each eurodollar borrowing or alternate base rate borrowing, as applicable, bore interest at a rate per annum equal to the adjusted LIBOR or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin was 1.25% per annum with respect to any alternate base rate loans and 2.25% per annum with respect to any eurodollar loan.
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
In June 2020, CSC Holdings issued $1,100,000 in aggregate principal amount of senior guaranteed notes that bear interest at a rate of 4.125% and mature on December 1, 2030 and $625,000 in aggregate principal amount of senior notes that bear interest at a rate of 4.625% and mature on December 1, 2030. The net proceeds from the sale of the these notes was used in July 2020 to early redeem the $1,095,825 aggregate principal amount of CSC Holdings' 5.375% senior secured notes due July 15, 2023, the $617,881 and the $1,740 aggregate principal amount of CSC Holdings' 7.750% senior notes due July 15, 2025, plus pay accrued interest and the associated premiums related to the early redemption of these notes. In connection with the early redemptions, the Company recognized a loss on the extinguishment of debt aggregating $62,096, reflecting the early redemption premiums and the write-off of outstanding deferred financing costs on these notes.
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
Subject to customary conditions, the Company may redeem some or all of the notes at the redemption price set forth in the relevant indenture, plus accrued and unpaid interest, plus a specified "make-whole" premium (in the event the notes are redeemed prior to a certain specified time set forth in the indentures).
The Company was in compliance with all of its financial covenants under these indentures as of December 31, 2020.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

In addition, on September 29, 2020, Lightpath entered into a credit agreement between, inter alios, certain lenders party thereto and Goldman Sachs Bank USA, as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent, (the "Lightpath Credit Agreement") which provides for, among other things, (i) a term loan in an aggregate principal amount of $600,000 (the “Lightpath Term Loan Facility”) at a price of 99.5% of the aggregate principal amount, which was drawn on November 30, 2020, and (ii) revolving loan commitments in an aggregate principal amount of $100,000 (the “Lightpath Revolving Credit Facility"). As of December 31, 2020, there were no borrowings outstanding under the Lightpath Revolving Credit Facility. The Company is required to make scheduled quarterly payments equal to 0.25% (or $1,500) of the principal amount of the Lightpath Term Loan Facility, beginning with the fiscal quarter ended March 31, 2021.
The loans made pursuant to the Lightpath Credit Agreement are comprised of eurodollar borrowings or alternative base rate borrowings, and bear interest at a rate per annum equal to the adjusted LIBOR rate or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 2.25% per annum and (ii) with respect to any eurodollar loan, 3.25% per annum. The maturity date of the (i) Lightpath Term Loan Facility is November 30, 2027 and (ii) Lightpath Revolving Credit Facility is November 30, 2025.
Lightpath was in compliance with all of its financial covenants under the Lightpath Credit Facility and notes indentures as of December 31, 2020.
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

For the Year Ended December 31, 2020:
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
$48,804
Summary of Debt Maturities
The future maturities of debt payable by the Company under its various debt obligations outstanding as of December 31, 2020, including notes payable and collateralized indebtedness (see Note 12), but excluding finance lease obligations (see Note 9), are as follows:

Years Ending December 31,
2021	$1,192,342
2022	734,667
2023	1,841,383
2024	1,453,889
2025	2,823,750
Thereafter	18,735,243
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
All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  If any one of these contracts was terminated prior to its scheduled maturity date, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2020, the Company did not have an early termination shortfall relating to any of these contracts.
The Company monitors the financial institutions that are counterparties to its equity derivative contracts.  All of the counterparties to such transactions carry investment grade credit ratings as of December 31, 2020.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Interest Rate Swap Contracts
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. As of December 31, 2020, the Company did not hold and has not issued derivative instruments for trading or speculative purposes.
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at December 31,
		2020	2019

Asset Derivatives:
Interest rate swap contracts	Derivative contracts, short-term	$5,132	$—
Prepaid forward contracts	Derivative contracts, short-term	45,653	—
Interest rate swap contracts	Derivative contracts, long-term	4,774	—
Prepaid forward contracts	Derivative contracts, long-term	—	25,207
		55,559	25,207
Liability Derivatives:
Interest rate swap contracts	Other current liabilities	—	(469)
Prepaid forward contracts	Other current liabilities	(45,653)	—
Prepaid forward contracts	Liabilities under derivative contracts, long-term	(247,853)	(94,795)
Interest rate swap contracts	Liabilities under derivative contracts, long-term	(275,297)	(160,871)
		$(568,803)	$(256,135)
The following table presents certain consolidated statement of operations data related to our derivative contracts and the underlying common stock:

	Years Ended December 31,
	2020	2019	2018
Gain (loss) on derivative contracts related to change in the value of equity derivative contracts related to Comcast common stock	$(178,264)	$(282,713)	$218,848
Change in fair value of Comcast common stock included in gain (loss) on investments	319,157	469,071	(261,993)
Loss on interest rate swap contracts, net of a gain of $74,835 recorded in 2020 in connection with the early termination of the swap agreements discussed below	(78,606)	(53,902)	(61,697)
In March 2020, the Company terminated two swap agreements whereby the Company was paying a floating rate of interest and receiving a fixed rate of interest on an aggregate notional value of $1,500,000. These contracts were due to mature in May 2026. In connection with the early termination, the Company received cash of $74,835 which has been recorded in gain (loss) on interest swap contracts, net in our consolidated statement of operations and presented in operating activities in our consolidated statement of cash flows.
In addition, in March 2020, the Company executed amendments to two interest swap contracts that reduced the fixed rate of interest that the Company was paying on an aggregate notional value of $1,000,000 and extended the maturity date of the contracts to January 15, 2025 from January 15, 2022.
During the year ended December 31, 2020, the Company entered into new interest rate swap contracts on an aggregate notional value of $3,850,000. See table below.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following is a summary of interest rate swap contracts outstanding at December 31, 2020:

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
In November 2019, the Company entered into a new monetization contract related to 5,337,750 shares of Comcast common stock held by us, which synthetically reversed the existing contract related to these shares. In addition, the Company entered into amendments to monetization contracts related to 37,617,486 shares of Comcast common stock held by us. The new and amended monetization contracts extended the maturity date to April 28, 2023 and provide the Company with downside protection below the hedge price of $40.95 per share and upside benefit of stock price appreciation up to $49.55 per share. In connection with the execution of these contracts, the Company received cash of $93,000 and recorded (i) an increase in the fair value of the equity derivative contracts of $103,781, ii) an increase in notes payable, net of discount, of $36,587, and (iii) an increase in collateralized debt, net of discount of $160,194.
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
The following table presents the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis and their classification under the fair value hierarchy:

	Fair Value Hierarchy	December 31, 2020	December 31, 2019
Assets:
Money market funds	Level I	$50,236	$563,704
Investment securities pledged as collateral	Level I	2,250,854	1,931,697
Prepaid forward contracts	Level II	45,653	25,207
Interest rate swap contracts	Level II	9,906	—
Liabilities:
Prepaid forward contracts	Level II	293,506	94,795
Interest rate swap contracts	Level II	275,297	161,340
Contingent consideration related to 2017 and 2018 acquisitions	Level III	—	7,250

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
The fair values of each of the Company's debt instruments are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities. The fair value of notes payable is based primarily on the present value of the remaining payments discounted at the borrowing cost. The carrying value of outstanding amounts related to supply chain financing agreements approximates the fair value due to their short-term maturity (less than one year).
The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized below:

		December 31, 2020		December 31, 2019
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

Credit facility debt	Level II	$8,288,000	$8,350,188	$7,148,287	$7,190,438
Collateralized indebtedness	Level II	1,617,506	1,692,724	1,585,088	1,611,095
Senior guaranteed and senior secured notes	Level II	8,066,796	8,567,858	7,602,456	8,220,518
Senior notes	Level II	8,415,602	9,024,990	7,874,040	8,728,870
Notes payable and supply chain financing	Level II	174,801	175,251	140,994	141,713
		$26,562,705	$27,811,011	$24,350,865	$25,892,634

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
Income tax expense (benefit) for the years ended December 31, 2020, 2019 and 2018 consist of the following components:

	Altice USA			CSC Holdings
	Years Ended December 31,			Years Ended December 31,
	2020	2019	2018	2020	2019	2018
Current expense (benefit):
Federal	$—	$—	$(1,865)	$(55,044)	$240,229	$186,035
State	65,804	33,103	32,347	82,238	70,567	124,106
	65,804	33,103	30,482	27,194	310,796	310,141
Deferred expense (benefit):
Federal	113,871	43,105	26,141	156,338	(176,591)	(102,872)
State	(38,359)	(28,174)	(93,744)	(55,121)	(62,118)	(148,721)
	75,512	14,931	(67,603)	101,217	(238,709)	(251,593)
	141,316	48,034	(37,121)	128,411	72,087	58,548
Tax benefit relating to uncertain tax positions	(1,568)	(844)	(1,534)	(1,568)	(844)	(985)
Income tax expense (benefit)	$139,748	$47,190	$(38,655)	$126,843	$71,243	$57,563
The income tax expense (benefit) attributable to Altice USA's operations differs from the amount derived by applying the statutory federal rate to pretax loss principally due to the effect of the following items:

	Altice USA			CSC Holdings
	Years Ended December 31,			Years Ended December 31,
	2020	2019	2018	2020	2019	2018
Federal tax expense (benefit) at statutory rate	$122,478	$39,297	$(3,793)	$122,363	$59,653	$66,757
State income taxes, net of federal impact	59,383	(6,256)	(8,103)	58,802	(9,060)	33,249
Changes in the valuation allowance	10,333	4,079	15,987	10,598	4,307	—
Changes in the state rates used to measure deferred taxes, net of federal impact	(46,768)	(1,046)	(52,915)	(46,768)	6,532	(53,493)
Tax benefit relating to uncertain tax positions	(1,568)	(847)	(514)	(1,568)	(847)	(514)
Tax credits	(17,205)	—	—	(17,205)	—	—
Non-deductible share-based compensation related to the carried unit plan	2,108	15,642	8,677	2,108	15,642	8,677
Non-deductible officers compensation	6,715	—	—	6,715	—	—
Other non-deductible expenses	(883)	1,334	2,200	(886)	1,334	2,011
Other, net	5,155	(5,013)	(194)	(7,316)	(6,318)	876
Income tax expense (benefit)	$139,748	$47,190	$(38,655)	$126,843	$71,243	$57,563

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

In March, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. Included in the CARES Act, was a revision to IRC Sec 163(j) increasing the ATI (adjusted taxable income) limit of deductible interest from 30% to 50% for tax years 2019 and 2020. The additional deductible interest on the 2019 federal return was $176,539, tax-effected; as a result, the previously reported federal net operating loss carryforwards (“NOLs”) were increased by $176,539, resulting in a net zero tax impact for CSC Holdings and Altice USA.
In 2020, Altice USA and CSC Holdings recorded a net deferred tax benefit of $46,768 based on a remeasurement of the net deferred tax liability for the year ended December 31, 2020 as a result of a decrease in the blended state tax rate utilized to tax-effect the gross temporary differences. In addition, the Company recorded a $17,205 benefit resulting from research and development tax credits for the years 2016-2019 that will be fully utilized in 2020 after the full utilization of the federal NOLs.
During 2018, the Company determined that it met the definition of a Qualified Technology Company for New York State tax purposes and thereby was eligible for a reduced tax rate. Additionally, during 2018, the state of New Jersey enacted significant tax law changes imposing a 2.5% surtax for tax years beginning January 1, 2018 and mandating combined return filing requirements for unitary corporations for tax years beginning January 1, 2019. Accordingly, Altice USA and CSC Holdings recorded a net deferred tax benefit of $52,915 and $53,493, respectively, based on a remeasurement of the net deferred tax liability for the year ended December 31, 2018.
The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance are as follows:

	Altice USA		CSC Holdings
	December 31,		December 31,
	2020	2019	2020	2019
Noncurrent
NOLs and tax credit carry forwards	$75,912	$309,924	$30,745	$74,300
Compensation and benefit plans	29,159	25,227	29,159	25,227
Partnership investments	(118,150)	49,956	(118,150)	49,956
Restructuring liability	7,169	11,280	7,169	11,280
Other liabilities	49,363	42,339	49,363	42,339
Liabilities under derivative contracts	510,519	432,415	510,519	432,415
Interest deferred for tax purposes	—	333,856	—	333,856
Operating lease liability	70,648	82,393	70,648	82,393
Other	28,238	12,428	28,237	12,428
Deferred tax assets	652,858	1,299,818	607,690	1,064,194
Less: Valuation allowance	(39,812)	(29,479)	(22,457)	(11,859)
Net deferred tax assets, noncurrent	613,046	1,270,339	585,233	1,052,335

Deferred tax liabilities:
Fixed assets and intangibles	(4,941,232)	(5,384,320)	(4,941,232)	(5,384,320)
Operating lease asset	(56,363)	(75,019)	(56,363)	(75,019)
Investments	(587,184)	(505,942)	(587,184)	(505,942)
Prepaid expenses	(12,755)	(10,978)	(12,755)	(10,978)
Fair value adjustments related to debt and deferred financing costs	(21,679)	(56,675)	(21,679)	(56,675)
Deferred tax liability, noncurrent	(5,619,213)	(6,032,934)	(5,619,213)	(6,032,934)
Total net deferred tax liabilities	$(5,006,167)	$(4,762,595)	$(5,033,980)	$(4,980,599)
The tax impact on the Lightpath Transaction discussed in Note 1 of $228,489 is reflected in stockholders' equity (deficiency) of Altice USA. Due to the taxable gain resulting from the Lightpath Transaction, the Company will utilize its federal NOLs, capital loss carryover, research and development tax credits, and general business credits in 2020. In addition, as of December 31, 2020, the Company has a receivable of $48,645 relating to a refund request for

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

prior year AMT credits, including $12,161 claimed in 2020 due to the CARES Act acceleration of credits, which is expected to be collected in 2021.
Deferred tax assets have resulted primarily from the Company's future deductible temporary differences and NOLs. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, management takes into account various factors, including the expected level of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences. If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company's consolidated statements of operations. Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. Pursuant to the Cablevision Acquisition and Cequel Acquisition, deferred tax liabilities resulting from the book fair value adjustment increased significantly and future taxable income that will result from the reversal of existing taxable temporary differences for which deferred tax liabilities are recognized is sufficient to conclude it is more likely than not that the Company will realize all of its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded which relate to certain state NOLs and the foreign NOLs in i24NEWS.
In the normal course of business, the Company engages in transactions in which the income tax consequences may be uncertain. The Company's income tax returns are filed based on interpretation of tax laws and regulations. Such income tax returns are subject to examination by taxing authorities. For financial statement purposes, the Company only recognizes tax positions that it believes are more likely than not of being sustained. There is considerable judgment involved in determining whether positions taken or expected to be taken on the tax return are more likely than not of being sustained. Changes in the liabilities for uncertain tax positions are recognized in the interim period in which the positions are effectively settled or there is a change in factual circumstances.
As of December 31, 2020, if all uncertain tax positions were sustained at the amounts reported or expected to be reported in the Company's tax returns, the elimination of the Company's unrecognized tax benefits, net of the deferred tax impact, would decrease income tax expense by $1,784.
The most significant jurisdictions in which the Company is required to file income tax returns include the states of New York, New Jersey, Connecticut, and the City of New York. The State and City of New York are presently auditing income tax returns for tax years 2012 through 2016 and 2015 and 2016 respectively. The States of New Jersey and Connecticut are presently auditing income tax returns for tax years 2014 through 2017 and 2016 and 2017, respectively. Management does not believe that the resolution of these ongoing income tax examinations will have a material adverse impact on the financial position of the Company.
NOTE 15.    SHARE-BASED COMPENSATION
Carry Unit Plan
Certain employees of the Company and its affiliates received awards of units in a carry unit plan of Neptune Management LP, an entity which has an ownership interest in Neptune LP. The awards generally vested as follows: 50% on the second anniversary of June 21, 2016 or December 21, 2015 ("Base Date"), 25% on the third anniversary of the Base Date, and 25% on the fourth anniversary of the Base Date.  Neptune Holding US GP LLC, the general partner of Neptune Management LP, has the right to repurchase (or to assign to an affiliate, including the Company, the right to repurchase) vested awards held by employees for sixty days following their termination.  For performance-based awards under the plan, vesting occurs upon achievement or satisfaction of a specified performance condition. The Company considered the probability of achieving the established performance targets in determining the share-based compensation with respect to these awards at the end of each reporting period.
Beginning on the fourth anniversary of the Base Date, the holders of carry units have an annual opportunity (a sixty days period determined by the administrator of the plan) to sell their units back to Neptune Holding US GP LLC (or affiliate, including the Company, designated by Neptune Holding US GP LLC). Accordingly, the carry units are presented as temporary equity on the consolidated balance sheets at fair value. Adjustments to fair value at each reporting period are recorded in stockholders' equity (deficiency).
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
The Company measures the cost of employee services received in exchange for carry units based on the fair value of the award at grant date. In addition, these units are presented as temporary equity in our consolidated balance sheet at fair value. For carry unit awards granted in 2016, an option pricing model was used which requires subjective assumptions for which changes in these assumptions could materially affect the fair value of the carry units outstanding. The time to liquidity event assumption was based on management’s judgment. The equity volatility assumption was estimated using the historical weekly volatility of publicly traded comparable companies. The risk-free rate assumed was based on the U.S. Constant Maturity Treasury Rates for a period matching the expected time to liquidity event. The discount for lack of marketability was based on Finnerty's (2012) average-strike put option model. For carry unit awards granted in the first and second quarter of 2017, the Company estimated the grant date fair value based on the value established in Altice USA's IPO.
The following table summarizes activity relating to these carry units:

	Number of Time Vesting Awards	Number of Performance Based Vesting Awards	Weighted Average Grant Date Fair Value
Balance, December 31, 2017	168,550,001	10,000,000	$0.71
Vested	(68,037,500)	—	0.37
Forfeited	(16,937,501)	—	0.62
Balance, December 31, 2018	83,575,000	10,000,000	1.14
Vested	(42,618,750)	—	0.83
Converted to restricted shares	—	(10,000,000)	0.37
Forfeited	(3,437,500)	—	0.84
Balance, December 31, 2019	37,518,750	—	2.35
Vested	(30,431,250)	—	2.20
Forfeited	(212,500)	—	0.56
Balance, December 31, 2020	6,875,000	—	3.41
The weighted average fair value per unit was $3.89, $3.25, and $1.95 as of December 31, 2020, 2019 and 2018, respectively. For the years ended December 31, 2020, 2019 and 2018 the Company recognized share-based compensation expense of $10,036, $54,614 and $41,321, respectively, related to the carry unit plan. As of December 31, 2020, there was $804 of total unrecognized compensation cost related to the carry unit plan which is expected to be recognized by April 2021.
Long Term Incentive Plan
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
In November 2018, the Board and the Company's stockholders holding a majority of the voting power of its capital stock approved an amendment to the 2017 LTIP, which increased the maximum aggregate number of shares that may be issued for all purposes under the Plan to 19,879,291. In June 2020, stockholders of the Company approved an

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

increase to the number of shares authorized for issuance under the LTIP by 35,000,000 shares to 54,879,291 and approved the extension of the term to June 10, 2030. The Board has the authority to amend, suspend, or terminate the 2017 LTIP. No amendment, suspension or termination will be effective without the approval of the Company's stockholders if such approval is required under applicable laws, rules and regulations.
Stock Option Awards
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
The following table summarizes activity related to stock options granted to Company employees:

	Shares Under Option		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
	Time Vesting	Performance Based Vesting			Aggregate Intrinsic Value (a)
Balance at December 31, 2017	5,110,747	—	$17.45	9.97	$8,331
Granted	6,753,659	95,953	17.58
Forfeited	(634,238)	(22,314)	17.92
Balance at December 31, 2018	11,230,168	73,639	17.50	9.47	—
Granted	3,677,076	—	23.88
Exercised	(184,147)	—	17.43
Forfeited	(639,356)	(73,639)	18.42
Balance at December 31, 2019	14,083,741	—	19.12	8.74	112,915
Granted	26,569,892	—	28.41
Exercised	(824,227)	—	17.46
Forfeited	(2,767,260)	—	23.05
Balance at December 31, 2020	37,062,146	—	25.52	8.69	457,608
Options exercisable at December 31, 2020	3,206,272	—	17.54	7.06	65,197

(a)The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of Altice USA's Class A common stock at the respective date.
The Company recognized share-based compensation expense related to employee stock options for the years ended December 31, 2020, 2019 and 2018 of $98,380, $44,464 and $18,491. As of December 31, 2020, there was $146,231 of total unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of approximately 2.75 years.
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
The following weighted-average assumptions were used to calculate the fair values of stock option awards granted during the years ended December 31, 2020, 2019 and 2018:

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	1.43%	2.05%	2.74%
Expected life (in years)	6.38	6.47	6.49
Dividend yield	—%	—%	—%
Volatility	28.53%	28.22%	35.72%
Grant date fair value	$7.82	$7.93	$6.91
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
As of December 31, 2020, the Company had 7,315,360 PSUs outstanding. The PSUs have a weighted average grant date fair value of $10.65 per unit. For the year ended December 31, 2020, the Company recognized share based compensation expense of $14,395 related to these PSUs. As of December 31, 2020 there was $63,499 of total unrecognized compensation cost related to outstanding PSUs which is expected to be recognized over a weighted-average period of approximately 5.1 years.
The following assumptions were used to calculate the fair values of the PSUs granted during the year ended December 31, 2020:

Risk-free interest rate	1.46%
Expected life (in years)	4 and 6
Dividend yield	—%
Volatility	34.22%
Restricted Awards
In June 2019, the Company granted restricted awards to certain employees pursuant to the 2017 LTIP. The majority of these awards vest over 4 years, where 50% vest on the second anniversary, 25% on the third anniversary and 25% on the fourth anniversary of the date of grant. The remaining awards vest monthly over a four year period. The grant date fair value of these awards aggregated $27,013. For the year ended December 31, 2020, the Company recorded share based compensation expense of $2,277 related to these awards. As of December 31, 2020, there was $855 of total unrecognized compensation cost related to these outstanding restricted awards.
NOTE 16.    AFFILIATE AND RELATED PARTY TRANSACTIONS
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
The following table summarizes the revenue and expenses related to services provided to or received from affiliates and related parties:

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenue	$14,729	$3,974	$2,575
Operating expenses:
Programming and other direct costs	$(13,346)	$(11,580)	$(7,261)
Other operating expenses, net	(11,869)	(8,355)	(16,307)
Operating expenses, net	(25,215)	(19,935)	(23,568)
Interest expense	—	—	(600)
Interest income	—	—	2,429
Net charges - CSC Holdings	(10,486)	(15,961)	(19,164)
Interest expense	—	—	(2,429)
Other income, net	—	—	149
Net charges - Altice USA	$(10,486)	$(15,961)	$(21,444)
Capital Expenditures	$17,216	$12,167	$14,951
Revenue
The Company recognized revenue primarily from the sale of advertising to a subsidiary of Altice Europe and a foundation controlled by Patrick Drahi.
Programming and other direct costs
Programming and other direct costs include costs incurred by the Company for advertising services provided by a subsidiary of Altice Europe.
Other operating expenses, net
Other operating expenses primarily include charges for services provided by certain subsidiaries of Altice Europe and other related parties. The expense in 2018 includes $13,250 related to certain executive services, as well as consulting, advisory and other services provided by Altice Europe pursuant to an agreement that was terminated upon the completion of the Distribution discussed in Note 1.
Capital Expenditures
Capital expenditures primarily include costs for equipment purchased and software development services provided by subsidiaries of Altice Europe.
Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	December 31,
	2020	2019
Due from:
Altice Europe	$—	$4,076
Other affiliates and related parties	4,262	2,698
	$4,262	$6,774
Due to:
Altice Europe	$7,938	$7,456
Other affiliates and related parties	600	—
	$8,538	$7,456
Amounts due from affiliates in the table above represent amounts paid by the Company on behalf of or for services provided to the respective related party. Amounts due to affiliates relate to the purchase of equipment and advertising services, as well as reimbursement for payments made on our behalf.

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
Pursuant to our share repurchase program, Altice USA purchased 14,948,869 Altice USA Class A shares for total consideration of approximately $350,000 during the year ended December 31, 2019 from Suddenvision S.A.R.L., an entity controlled by BC Partners LLP.
In addition, see Note 1 for a discussion of the acquisition of Neptune LP, the acquisition of Altice Technical Services US Corp, and the acquisition of i24NEWS.
Cequel Communications Holdings II, LLC Merger into CSC Holdings
In November 2018, in connection with the credit silo combination described in Note 11, Cequel Communications Holdings II, LLC ("CCHII") merged into CSC Holdings, with CSC Holdings as the surviving entity (the "CCHII Merger"). As these entities were under common control, the balance sheet and operating results of CCHII have been combined with the balance sheet and operating results of CSC Holdings for all periods presented.
Equity Method Investments
The Company's equity in the net loss of i24NEWS prior to April 1, 2018 of $1,130 was recorded using the equity method and reflected in other expense, net in the Company's consolidated statements of operations. As discussed in Note 1, the Company combined the results of operations and related assets and liabilities of i24NEWS as of April 1, 2018.
In April 2018, the Company redeemed a 24% interest in Newsday LLC ("Newsday") and recognized a gain of $13,298, reflected in gain (loss) on investments and sale of affiliate interests, net in the Company's consolidated statement of operations. For the year ended December 31, 2018, the Company recorded equity in the net loss of Newsday of $9,719, reflected in other expense, net in the Company's consolidated statement of operations. From July 7, 2016 through April 2018, the Company held a 25% ownership interest in Newsday and prior to July 7, 2016, Newsday was a wholly-owned subsidiary of Cablevision.
CSC Holdings
CSC Holdings made cash equity distribution payments to its parent aggregating $4,794,408, $2,279,472, and $3,058,747 during the years ended December 31, 2020, 2019, and 2018, respectively. CSC Holdings recorded net non-cash equity contributions of $178,720 and $151,455 during the years ended December 31, 2020 and 2019, respectively, which represent the non-cash settlement of intercompany balances with Altice USA and recorded $50,000 of cash contributions for the year ended December 31, 2018. These balances primarily include amounts due to/due from Altice USA pursuant to a tax sharing agreement between the entities.
NOTE 17.    COMMITMENTS AND CONTINGENCIES
Commitments
Future cash payments and commitments required under arrangements pursuant to contracts entered into by the Company in the normal course of business as of December 31, 2020 are as follows:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years
Off balance sheet arrangements:
Purchase obligations (a)	$6,583,268	$3,357,292	$2,421,140	$752,193	$52,643
Guarantees (b)	59,252	59,192	60	—	—
Letters of credit (c)	137,920	7,460	1,990	128,470	—
Total	$6,780,440	$3,423,944	$2,423,190	$880,663	$52,643

(a)Purchase obligations primarily include contractual commitments with various programming vendors to provide video services to customers and minimum purchase obligations to purchase goods or services, including contracts to acquire handsets and other equipment.  Future fees payable under contracts with programming vendors are based on numerous

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

factors, including the number of customers receiving the programming.  Amounts reflected above related to programming agreements are based on the number of customers receiving the programming as of December 31, 2020 multiplied by the per customer rates or the stated annual fee, as applicable, contained in the executed agreements in effect as of December 31, 2020.
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
The table above does not include obligations for rent related to utility poles used in our operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Rent expense incurred for pole rental attachments for the years ended December 31, 2020, 2019 and 2018 was $36,364, $31,903, and $33,082, respectively.
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
Plan Results for Defined Benefit Plans
Summarized below is the funded status and the amounts recorded on the Company's consolidated balance sheets for all of the Company's Defined Benefit Plans at December 31, 2020 and 2019:

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	December 31,
	2020	2019
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$247,762	$264,515
Interest cost	6,214	9,227
Actuarial loss (gain) (a)	2,654	(743)
Settlements/curtailments	2,341	1,875
Benefits paid	(25,970)	(27,112)
Projected benefit obligation at end of year	233,001	247,762
Change in plan assets:
Fair value of plan assets at beginning of year	190,397	167,510
Actual gain (loss) on plan assets, net	22,529	15,892
Employer contributions	15,266	34,107
Benefits paid	(25,970)	(27,112)
Fair value of plan assets at end of year	202,222	190,397
Unfunded status at end of year	$(30,779)	$(57,365)

(a)The actuarial loss for the year ended December 31, 2020 was primarily due to a decline in the discount rate, partially offset by a decline in the interest crediting rate and favorable demographic experience. The actuarial gain for the year ended December 31, 2019 was primarily due to favorable demographic experience and a decline in the interest crediting rate, partially offset by a decline in the discount rate.
The accumulated benefit obligation for the Company’s Defined Benefit Plans with accumulated benefit obligations in excess of plan assets were $233,001 and $247,762 as of December 31, 2020 and 2019, respectively.
The Company's net funded status relating to its Defined Benefit Plans at December 31, 2020 and 2019, is as follows:

	December 31,
	2020	2019
Defined Benefit Plans	$(30,779)	$(57,365)
Less: Current portion related to nonqualified plans	79	175
Long-term defined benefit plan obligations	$(30,700)	$(57,190)
Components of the benefit costs, recorded in other income (expense), net, for the Defined Benefit Plans for the years ended December 31, 2020, 2019 and 2018, are as follows:

	Years Ended December 31,
	2020	2019	2018
Interest cost	$6,214	$9,227	$9,248
Expected return on plan assets, net	(5,957)	(2,685)	(987)
Curtailment loss	132	—	—
Amortization of actuarial loss (reclassified from accumulated other comprehensive loss)	—	89	—
Settlement loss (reclassified from accumulated other comprehensive loss) (a)	623	1,643	1,268
Non-operating pension costs	$1,012	$8,274	$9,529

(a)As a result of benefit payments to terminated or retired individuals exceeding the service and interest costs for the Pension Plan and the Excess Cash Balance Pension Plan during the years ended December 31, 2020, December 31, 2019 and 2018, the Company recognized non-cash settlement losses that represent the acceleration of the recognition of a portion of the previously unrecognized actuarial losses recorded in accumulated other comprehensive loss on the Company’s consolidated balance sheets relating to these plans.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Plan Assumptions for Defined Benefit Plans
Weighted-average assumptions used to determine pension costs (made at the beginning of the year) and benefit obligations (made at the end of the year) for the Defined Benefit Plans are as follows:

	Benefit Costs			Benefit Obligations at December 31,
	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	2020	2019
Discount rate (a)	2.76%	3.70%	3.87%	2.40%	3.10%
Weighted-average interest crediting rate (b)	2.21%	3.28%	2.82%	N/A	N/A
Rate of increase in future compensation levels	—%	—%	—%	—%	—%
Expected rate of return on plan assets (Pension Plan only)	4.91%	3.97%	3.67%	N/A	N/A

(a)The discount rates of 2.76%, 3.70% and 3.87% for the years ended December 31, 2020, 2019 and 2018, represent the average of the quarterly discount rates used to remeasure the Company's projected benefit obligation and benefit costs in connection with the recognition of settlement losses discussed above.
(b)This weighted-average interest crediting rate is the average of the daily yields on 30-year Treasury Securities as determined and published by the Internal Revenue Service for the months of September, October, and November.
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
Pension Plan Assets and Investment Policy
The weighted average asset allocations of the Pension Plan at December 31, 2020 and 2019 were as follows:

	Plan Assets at December 31,
	2020	2019
Asset Class:
Mutual funds- fixed income	—%	28%
Common collective trust- fixed income	57	—
Common collective trust- equities	41	27
Fixed income securities	—	44
Cash equivalents and other	2	1
	100%	100%
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
Investment allocation decisions are formally made by the Company's Benefit Committee, which takes into account investment advice provided by its external investment consultant. The investment consultant takes into account

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

expected long-term risk, return, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to the Company's Benefit Committee. The major categories of the Pension Plan assets are bonds and equity funds which are marked-to-market on a daily basis. Due to the Pension Plan's holdings in intermediate term government and non-government fixed income securities, the Pension Plan's assets are subjected to interest rate risk; specifically, during a rising interest rate environment the prices of bond holdings will decline. An increase in interest rates may cause a decrease to the overall liability of the Pension Plan thus creating a partial hedge against rising interest rates. In addition, a portion of the Pension Plan's equity and bond portfolio are invested in foreign equity and debt securities in developed and emerging markets where there could be foreign currency risks associated with them; non-government debt securities may be subject to credit risk of the bond issuer defaulting on interest and/or principal payments as well.
Investments at Estimated Fair Value
The fair values of the assets of the Pension Plan at December 31, 2020 by asset class are as follows:

Asset Class	Level I	Level II	Level III	Total

Common collective trust- fixed income	$—	$114,824	$—	$114,824
Common collective trust- equities	—	83,564	—	83,564
Cash equivalents (a)	3,834	—	—	3,834
Total	$3,834	$198,388	$—	$202,222

(a)Represents an investment in a short-term investment fund that invests primarily in securities of high quality and low risk.
The fair values of the assets of the Pension Plan at December 31, 2019 by asset class are as follows:

Asset Class	Level I	Level II	Level III	Total

Mutual funds- fixed income	$52,976	$—	$—	$52,976
Common collective trust- equities	—	52,214	—	52,214
Fixed income securities held in a portfolio:
Foreign issued corporate debt	—	7,472	—	7,472
U.S. corporate debt	—	30,267	—	30,267
Government debt	—	2,836	—	2,836
U.S. Treasury securities	—	32,902	—	32,902
Asset-backed securities	—	9,375	—	9,375
Other	—	840	—	840
Cash equivalents (a)	2,188	3,278	—	5,466
Total (b)	$55,164	$139,184	$—	$194,348

(a)A significant portion represents an investment in a short-term investment fund that invests primarily in securities of high quality and low risk.
(b)Excludes cash and net payables relating to the purchase of securities that were not settled as of December 31, 2019.
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

2021	$16,196
2022	14,789
2023	16,350
2024	15,140
2025	16,730
2026-2030	75,489
The Company currently expects to contribute approximately $8,800 to the Pension Plan in 2021.
Defined Contribution Plans
The Company maintains the Altice USA 401(k) Savings Plan, a contributory qualified defined contribution plan for the benefit of certain non-union employees.  Participants can contribute a percentage of eligible annual compensation and the Company will make a matching cash contribution or discretionary contribution, as defined in the plan.  In addition, the Company maintains an unfunded non-qualified Excess Savings Plan which was frozen on January 1, 2017 for which the Company provided a matching contribution similar to the Altice USA 401(k) Savings Plan.  Certain employees of the Company are also eligible for an enhanced employer matching contribution to the Cablevision 401(k) Savings Plan.
The cost associated with these plans, was $25,276, $28,540 and $28,232 for the years ended December 31, 2020, 2019 and 2018, respectively.
NOTE 19.    INTERIM FINANCIAL INFORMATION (Unaudited)
The following tables present Altice USA's selected quarterly financial data:

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	Total 2020
Residential:
Broadband	$885,529	$920,363	$941,237	$942,030	$3,689,159
Video	947,061	952,526	867,021	904,251	3,670,859
Telephony	125,030	117,322	115,995	110,430	468,777
Business services and wholesale	364,530	365,564	362,215	362,223	1,454,532
News and advertising	105,540	96,631	124,177	192,857	519,205
Mobile	18,356	19,866	19,722	20,183	78,127
Other	4,210	2,707	3,619	3,447	13,983
Revenue	2,450,256	2,474,979	2,433,986	2,535,421	9,894,642
Operating expenses	(2,001,686)	(1,966,272)	(1,884,693)	(1,926,702)	(7,779,353)
Operating income	$448,570	$508,707	$549,293	$608,719	$2,115,289
Net income (loss)	$(1,538)	$111,477	$(2,729)	$336,269	$443,479
Net loss (income) attributable to noncontrolling interests	680	(213)	(1,966)	(5,797)	(7,296)
Net income (loss) attributable to Altice USA Inc.'s stockholders	$(858)	$111,264	$(4,695)	$330,472	$436,183
Basic net income (loss) per share attributable to Altice USA Inc.'s stockholders	$—	$0.19	$(0.01)	$0.61	$0.75
Diluted net income (loss) per share attributable to Altice USA Inc.'s stockholders	$—	$0.19	$(0.01)	$0.60	$0.75

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Total 2019
Residential:
Broadband	$775,573	$806,250	$814,328	$826,454	$3,222,605
Video	1,017,330	1,018,426	993,158	968,959	3,997,873
Telephony	154,464	150,232	148,231	145,767	598,694
Business services and wholesale	350,689	357,806	357,628	362,409	1,428,532
News and advertising	94,738	114,450	118,067	148,649	475,904
Mobile	—	—	3,174	18,090	21,264
Other	3,773	3,917	4,076	4,221	15,987
Revenue	2,396,567	2,451,081	2,438,662	2,474,549	9,760,859
Operating expenses	(1,954,089)	(1,968,538)	(1,967,147)	(2,047,274)	(7,937,048)
Operating income	$442,478	$482,543	$471,515	$427,275	$1,823,811
Net income (loss)	$(25,198)	$86,410	$77,396	$1,331	$139,939
Net loss (income) attributable to noncontrolling interests	199	(43)	(157)	(1,002)	(1,003)
Net income (loss) attributable to Altice USA, Inc. stockholders	$(24,999)	$86,367	$77,239	$329	$138,936
Basic and diluted net income (loss) per share attributable to Altice USA Inc.'s stockholders	$(0.04)	$0.13	$0.12	$—	$0.21