Form 10-Q
period 2021-03-31
Altice USA, Inc.
filed 2021-04-28
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	NYSE

Number of shares of common stock outstanding as of April 19, 2021	459,814,587

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
•the outcome of litigation, government investigations and other proceedings; and
•other risks and uncertainties inherent in our cable and other broadband communications businesses and our other businesses, including those listed under the caption "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 11, 2021 (the "Annual Report").
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

Item 1. Financial Statements

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)

	March 31, 2021 (Unaudited)	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$220,571	$278,422
Restricted cash	264	264
Accounts receivable, trade (less allowance for doubtful accounts of $22,395 and $25,198)	376,155	442,581
Prepaid expenses and other current assets	221,819	200,252
Amounts due from affiliates	3,795	4,262
Derivative contracts	8,252	50,785
Total current assets	830,856	976,566
Property, plant and equipment, net of accumulated depreciation of $6,639,771 and $6,431,843	5,843,572	5,805,996
Right-of-use operating lease assets	234,358	241,342
Investment securities pledged as collateral	2,324,308	2,250,854
Derivative contracts	—	4,774
Other assets	92,137	87,429
Amortizable intangibles, net of accumulated amortization of $4,574,426 and $4,409,312	2,616,017	2,781,116
Indefinite-lived cable television franchises	13,068,017	13,068,017
Goodwill	8,160,566	8,160,566
Total assets	$33,169,831	$33,376,660

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY	March 31, 2021 (Unaudited)	December 31, 2020

Current Liabilities:
Accounts payable	$879,032	$795,576
Interest payable	233,968	252,060
Accrued employee related costs	104,220	142,116
Amounts due to affiliates	12,698	8,538
Deferred revenue	153,032	109,798
Debt	1,258,055	1,245,713
Other current liabilities	550,263	544,302
Total current liabilities	3,191,268	3,098,103
Other liabilities	172,766	192,563
Deferred tax liability	5,037,625	5,006,167
Liabilities under derivative contracts	472,402	523,150
Right-of-use operating lease liability	248,758	257,424
Long-term debt, net of current maturities	25,431,481	25,476,629
Total liabilities	34,554,300	34,554,036
Commitments and contingencies (Note 16)
Redeemable equity	3,104	25,763
Stockholders' Deficiency:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 282,245,265 shares issued and 276,179,014 shares outstanding as of March 31, 2021 and 297,203,087 shares issued and 290,573,672 shares outstanding as of December 31, 2020	2,822	2,972
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 185,798,393 shares outstanding as of March 31, 2021 and 185,895,903 shares outstanding as of December 31, 2020	1,858	1,859
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	—	—
Accumulated deficit	(1,185,610)	(985,641)
	(1,180,930)	(980,810)
Treasury stock, at cost (6,066,251 and 6,629,415 Class A common shares at March 31, 2021 and December 31, 2020, respectively)	(163,860)	(163,866)
Accumulated other comprehensive income	10,621	3,646
Total Altice USA stockholders' deficiency	(1,334,169)	(1,141,030)
Noncontrolling interests	(53,404)	(62,109)
Total stockholders' deficiency	(1,387,573)	(1,203,139)
Total liabilities and stockholders' deficiency	$33,169,831	$33,376,660

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue (including revenue from affiliates of $3,406 and $3,488 respectively) (See Note 15)	$2,478,821	$2,450,256
Operating expenses:
Programming and other direct costs (including charges from affiliates of $2,228 and $2,189 respectively) (See Note 15)	851,864	864,514
Other operating expenses (including charges from affiliates of $3,179 and $3,941 respectively) (See Note 15)	580,433	582,309
Restructuring and other expense	3,209	7,294
Depreciation and amortization (including impairments)	434,857	547,569
	1,870,363	2,001,686
Operating income	608,458	448,570
Other income (expense):
Interest expense	(316,339)	(365,211)
Interest income	27	1,659
Gain (loss) on investments and sale of affiliate interests, net	73,453	(455,473)
Gain (loss) on derivative contracts, net	(53,565)	439,861
Gain (loss) on interest rate swap contracts, net	75,653	(54,832)
Other income, net	2,859	923
	(217,912)	(433,073)
Income before income taxes	390,546	15,497
Income tax expense	(112,007)	(17,035)
Net income (loss)	278,539	(1,538)
Net loss (income) attributable to noncontrolling interests	(4,403)	680
Net income (loss) attributable to Altice USA, Inc. stockholders	$274,136	$(858)
Income (loss) per share:
Basic income (loss) per share	$0.58	$—
Basic weighted average common shares (in thousands)	469,233	621,414

Diluted income (loss) per share	$0.58	$—
Diluted weighted average common shares (in thousands)	475,448	621,414
Cash dividends declared per common share	$—	$—

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$278,539	$(1,538)
Other comprehensive income (loss):
Defined benefit pension plans:
Unrecognized actuarial gain (loss)	9,396	(13,469)
Applicable income taxes	(2,490)	3,598
Unrecognized gain (loss) arising during period, net of income taxes	6,906	(9,871)
Settlement loss (gain) included in other expense, net	(748)	502
Applicable income taxes	198	(134)
Settlement loss (gain) included in other expense, net, net of income taxes	(550)	368
Foreign currency translation adjustment	619	(424)
Applicable income taxes	—	—
Foreign currency translation adjustment, net	619	(424)
Other comprehensive income (loss)	6,975	(9,927)
Comprehensive income (loss)	285,514	(11,465)
Comprehensive loss (income) attributable to noncontrolling interests	(4,403)	680
Comprehensive income (loss) attributable to Altice USA, Inc. stockholders	$281,111	$(10,785)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2021	$2,972	$1,859	$—	$(985,641)	$(163,866)	$3,646	$(1,141,030)	$(62,109)	$(1,203,139)
Net income attributable to stockholders	—	—	—	274,136	—	—	274,136	—	274,136
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	4,403	4,403
Pension liability adjustments, net of income taxes	—	—	—	—	—	6,356	6,356	—	6,356
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	619	619	—	619
Share-based compensation expense (equity classified)	—	—	—	27,964	—	—	27,964	—	27,964
Redeemable equity vested	—	—	—	20,131	—	—	20,131	—	20,131
Change in redeemable equity	—	—	—	2,528	—	—	2,528	—	2,528
Class A shares acquired through share repurchase program and retired	(152)	—	—	(522,521)	—	—	(522,673)	—	(522,673)
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—	—	—
Issuance of common shares pursuant to employee long term incentive plan	1	—	—	2,037	6	—	2,044	—	2,044
Other	—	—	—	(4,244)	—	—	(4,244)	4,302	58
Balance at March 31, 2021	$2,822	$1,858	$—	$(1,185,610)	$(163,860)	$10,621	$(1,334,169)	$(53,404)	$(1,387,573)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2020	$4,572	$1,862	$2,039,918	$390,766	$(163,904)	$(3,250)	$2,269,964	$9,298	$2,279,262
Net loss attributable to stockholders	—	—	—	(858)	—	—	(858)	—	(858)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(680)	(680)
Pension liability adjustments, net of income taxes	—	—	—	—	—	(9,503)	(9,503)	—	(9,503)
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(424)	(424)	—	(424)
Share-based compensation expense	—	—	27,370	—	—	—	27,370	—	27,370
Redeemable equity vested	—	—	29,479	—	—	—	29,479	—	29,479
Change in redeemable equity	—	—	13,260	—	—	—	13,260	—	13,260
Class A shares acquired through share repurchase program and retired	(312)	—	(749,686)	—	—	—	(749,998)	—	(749,998)
Issuance of common shares pursuant to employee long term incentive plan	1	—	2,495	—	11	—	2,507	—	2,507
Balance at March 31, 2020	$4,261	$1,862	$1,362,836	$389,908	$(163,893)	$(13,177)	$1,581,797	$8,618	$1,590,415

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$278,539	$(1,538)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including impairments)	434,857	547,569
Loss (gain) on investments and sale of affiliate interests, net	(73,453)	455,473
Loss (gain) on derivative contracts, net	53,565	(439,861)
Amortization of deferred financing costs and discounts (premiums) on indebtedness	23,039	23,944
Share-based compensation expense	28,281	27,946
Deferred income taxes	29,165	30,225
Decrease in right-of-use assets	10,816	11,474
Provision for doubtful accounts	11,133	19,880
Other	1,074	1,849
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	55,293	(4,458)
Prepaid expenses and other assets	(26,321)	(34,800)
Amounts due from and due to affiliates	4,627	3,894
Accounts payable and accrued liabilities	(29,696)	(165,728)
Deferred revenue	38,501	(5,153)
Liabilities related to interest rate swap contracts	(89,798)	122,849
Net cash provided by operating activities	749,622	593,565
Cash flows from investing activities:
Capital expenditures	(212,791)	(299,082)
Other, net	2,143	1,339
Net cash used in investing activities	(210,648)	(297,743)
Cash flows from financing activities:
Proceeds from long-term debt	150,000	—
Repayment of long-term debt	(225,863)	(18,183)
Proceeds from collateralized indebtedness and related derivative contracts, net	185,105	—
Repayment of collateralized indebtedness and related derivative contracts, net	(185,105)	—
Principal payments on finance lease obligations	(18,330)	(5,700)
Purchase of shares of Altice USA Class A common stock, pursuant to a share repurchase program	(503,645)	(726,005)
Other	393	(2,915)
Net cash used in financing activities	(597,445)	(752,803)
Net decrease in cash and cash equivalents	(58,471)	(456,981)
Effect of exchange rate changes on cash and cash equivalents	620	(424)
Net decrease in cash and cash equivalents	(57,851)	(457,405)
Cash, cash equivalents and restricted cash at beginning of year	278,686	702,160
Cash, cash equivalents and restricted cash at end of period	$220,835	$244,755

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)

	March 31, 2021 (Unaudited)	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$220,214	$277,938
Restricted cash	264	264
Accounts receivable, trade (less allowance for doubtful accounts of $22,395 and $25,198)	376,155	442,581
Prepaid expenses and other current assets	221,819	200,252
Amounts due from affiliates	3,795	4,262
Derivative contracts	8,252	50,785
Total current assets	830,499	976,082
Property, plant and equipment, net of accumulated depreciation of $6,639,771 and $6,431,843	5,843,572	5,805,996
Right-of-use operating lease assets	234,358	241,342
Investment securities pledged as collateral	2,324,308	2,250,854
Derivative contracts	—	4,774
Other assets	92,137	87,429
Amortizable intangibles, net of accumulated amortization of $4,574,426 and $4,409,312	2,616,017	2,781,116
Indefinite-lived cable television franchises	13,068,017	13,068,017
Goodwill	8,160,566	8,160,566
Total assets	$33,169,474	$33,376,176

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except per membership unit amounts)
LIABILITIES AND MEMBER'S DEFICIENCY	March 31, 2021 (Unaudited)	December 31, 2020

Current Liabilities:
Accounts payable	$879,032	$795,576
Interest payable	233,968	252,060
Accrued employee related costs	104,220	142,116
Amounts due to affiliates	12,698	8,538
Deferred revenue	153,032	109,798
Debt	1,258,055	1,245,713
Other current liabilities	530,853	543,834
Total current liabilities	3,171,858	3,097,635
Other liabilities	172,766	192,563
Deferred tax liability	5,065,438	5,033,980
Liabilities under derivative contracts	472,402	523,150
Right-of-use operating lease liability	248,758	257,424
Long-term debt, net of current maturities	25,431,481	25,476,629
Total liabilities	34,562,703	34,581,381
Commitments and contingencies (Note 16)
Redeemable equity	3,104	25,763

Member's deficiency (100 membership units issued and outstanding)	(1,353,550)	(1,172,505)
Accumulated other comprehensive income	10,621	3,646
Total member's deficiency	(1,342,929)	(1,168,859)
Noncontrolling interest	(53,404)	(62,109)
Total deficiency	(1,396,333)	(1,230,968)
Total liabilities and member's deficiency	$33,169,474	$33,376,176

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue (including revenue from affiliates of $3,406 and $3,488 respectively) (See Note 15)	$2,478,821	$2,450,256
Operating expenses:
Programming and other direct costs (including charges from affiliates of $2,228 and $2,189 respectively) (See Note 15)	851,864	864,514
Other operating expenses (including charges from affiliates of $3,179 and $3,941 respectively) (See Note 15)	580,433	582,309
Restructuring and other expense	3,209	7,294
Depreciation and amortization (including impairments)	434,857	547,569
	1,870,363	2,001,686
Operating income	608,458	448,570
Other income (expense):
Interest expense	(316,339)	(365,211)
Interest income	27	1,659
Gain (loss) on investments and sale of affiliate interests, net	73,453	(455,819)
Gain (loss) on derivative contracts, net	(53,565)	439,861
Gain (loss) on interest rate swap contracts, net	75,653	(54,832)
Other income, net	2,859	923
	(217,912)	(433,419)
Income before income taxes	390,546	15,151
Income tax expense	(112,007)	(5,029)
Net income	278,539	10,122
Net loss (income) attributable to noncontrolling interests	(4,403)	680
Net income attributable to CSC Holdings, LLC sole member	$274,136	$10,802

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$278,539	$10,122
Other comprehensive income:
Defined benefit pension plans:
Unrecognized actuarial gain (loss)	9,396	(13,469)
Applicable income taxes	(2,490)	3,598
Unrecognized gain (loss) arising during period, net of income taxes	6,906	(9,871)
Settlement loss (gain) included in other expense, net	(748)	502
Applicable income taxes	198	(134)
Settlement loss (gain) included in other expense, net, net of income taxes	(550)	368
Foreign currency translation adjustment	619	(424)
Other comprehensive income (loss)	6,975	(9,927)
Comprehensive income	285,514	195
Comprehensive loss (income) attributable to noncontrolling interests	(4,403)	680
Comprehensive income attributable to CSC Holdings, LLC's sole member	$281,111	$875

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S EQUITY (DEFICIENCY)
(In thousands)
(Unaudited)

	Member's Equity (Deficiency)	Accumulated Other Comprehensive Income (Loss)	Total Member's Equity (Deficiency)	Noncontrolling Interests	Total Equity (Deficiency)

Balance at January 1, 2021	$(1,172,505)	$3,646	$(1,168,859)	$(62,109)	$(1,230,968)
Net income attributable to CSC Holdings' sole member	274,136	—	274,136	—	274,136
Net income attributable to noncontrolling interests	—	—	—	4,403	4,403
Pension liability adjustments, net of income taxes	—	6,356	6,356	—	6,356
Foreign currency translation adjustment, net of income taxes	—	619	619	—	619
Share-based compensation expense (equity classified)	27,964	—	27,964	—	27,964
Redeemable equity vested	20,131	—	20,131	—	20,131
Change in redeemable equity	2,528	—	2,528	—	2,528
Cash distributions to parent	(501,000)	—	(501,000)	—	(501,000)
Other	(4,804)	—	(4,804)	4,302	(502)
Balance at March 31, 2021	$(1,353,550)	$10,621	$(1,342,929)	$(53,404)	$(1,396,333)

Balance at January 1, 2020	$2,047,397	$(3,250)	$2,044,147	$9,298	$2,053,445
Net income attributable to CSC Holdings' sole member	10,802	—	10,802	—	10,802
Net loss attributable to noncontrolling interests	—	—	—	(680)	(680)
Pension liability adjustments, net of income taxes	—	(9,503)	(9,503)	—	(9,503)
Foreign currency translation adjustment, net of income taxes	—	(424)	(424)	—	(424)
Share-based compensation expense	27,370	—	27,370	—	27,370
Redeemable equity vested	29,479	—	29,479	—	29,479
Change in redeemable equity	13,260	—	13,260	—	13,260
Cash distributions to parent	(720,350)	—	(720,350)	—	(720,350)
Non-cash distributions to parent	(150,602)	—	(150,602)	—	(150,602)
Balance at March 31, 2020	$1,257,356	$(13,177)	$1,244,179	$8,618	$1,252,797

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$278,539	$10,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	434,857	547,569
Loss (gain) on investments and sale of affiliate interests, net	(73,453)	455,819
Loss (gain) on derivative contracts, net	53,565	(439,861)
Amortization of deferred financing costs and discounts (premiums) on indebtedness	23,039	23,944
Share-based compensation expense	28,281	27,946
Deferred income taxes	29,165	172,835
Decrease in right-of-use assets	10,816	11,474
Provision for doubtful accounts	11,133	19,880
Other	1,074	1,849
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	55,293	(4,458)
Prepaid expenses and other assets	(26,321)	(34,800)
Amounts due from and due to affiliates	3,882	(147,183)
Accounts payable and accrued liabilities	(29,611)	(165,723)
Deferred revenue	38,501	(5,153)
Liabilities related to interest rate swap contracts	(89,798)	122,849
Net cash provided by operating activities	748,962	597,109
Cash flows from investing activities:
Capital expenditures	(212,791)	(299,082)
Other, net	2,143	(2,669)
Net cash used in investing activities	(210,648)	(301,751)
Cash flows from financing activities:
Proceeds from long-term debt	150,000	—
Repayment of long-term debt	(225,863)	(18,183)
Proceeds from collateralized indebtedness and related derivative contracts, net	185,105	—
Repayment of collateralized indebtedness and related derivative contracts, net	(185,105)	—
Distributions to parent	(501,000)	(720,350)
Principal payments on finance lease obligations	(18,330)	(5,700)
Other	(1,465)	(4,947)
Net cash used in financing activities	(596,658)	(749,180)
Net decrease in cash and cash equivalents	(58,344)	(453,822)
Effect of exchange rate changes on cash and cash equivalents	620	(424)
Net decrease in cash and cash equivalents	(57,724)	(454,246)
Cash, cash equivalents and restricted cash at beginning of year	278,202	698,003
Cash, cash equivalents and restricted cash at end of period	$220,478	$243,757

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 1.    DESCRIPTION OF BUSINESS AND RELATED MATTERS
The Company and Related Matters
Altice USA, Inc. ("Altice USA") was incorporated in Delaware on September 14, 2015. Altice USA is majority-owned by Patrick Drahi through Next Alt. S.a.r.l. ("Next Alt").
Altice USA, through CSC Holdings, LLC (a wholly-owned subsidiary of Cablevision Systems Corporation) and its consolidated subsidiaries ("CSC Holdings," and collectively with Altice USA, the "Company"), principally provides broadband communications and video services in the United States. It markets its residential services primarily under two brands: Optimum, in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. It operates enterprise services under the brands Lightpath and Altice Business. It delivers broadband, video, telephony services, proprietary content and advertising services to residential and business customers. In September 2019, the Company launched Altice Mobile, a full service voice and data offering, to consumers across its footprint. As these brands are managed on a consolidated basis, the Company classifies its operations in one segment.
The accompanying consolidated financial statements ("consolidated financial statements") of Altice USA include the accounts of Altice USA and its majority-owned subsidiaries and the accompanying consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Altice USA is a holding company and has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Altice USA. The consolidated balance sheets and statements of operations of Altice USA are essentially identical to the consolidated balance sheets and statements of operations of CSC Holdings, with the following exceptions: Altice USA has additional cash and deferred taxes on its consolidated balance sheet. In addition, CSC Holdings and its subsidiaries have certain intercompany receivables from and payables to Altice USA. Differences between Altice USA's results of operations and those of CSC Holdings for the three months ended March 31, 2020 primarily include gain on investments and sale of affiliate interests, net and income tax expense recorded by Altice USA.
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
The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
The financial statements presented in this report are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.
The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2021.
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
Reclassifications
Certain reclassifications have been made to the 2020 financial statements to conform to the 2021 presentation.
NOTE 3.    COMMON STOCK
Share Repurchase Plan
In June 2018, the Board of Directors of Altice USA authorized a share repurchase program of $2,000,000, and on July 30, 2019, the Board of Directors authorized a new incremental three-year share repurchase program of $5,000,000 that took effect following the completion in August 2019 of the $2,000,000 repurchase program. In November 2020, the Board of Directors authorized an additional incremental $2,000,000 of share repurchases bringing the total amount of cumulative share repurchases authorized to $9,000,000. Under these repurchase programs, shares of Altice USA Class A common stock may be purchased from time to time in the open market and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Size and timing of these purchases will be determined based on market conditions and other factors.
For the three months ended March 31, 2021, Altice USA repurchased an aggregate of 15,179,697 shares for a total purchase price of approximately $522,673. From inception through March 31, 2021, Altice USA repurchased an aggregate of 277,093,742 shares for a total purchase price of approximately $7,526,443. These acquired shares were retired and the cost of these shares was recorded in stockholders' deficiency in the consolidated balance sheet of Altice USA.  As of March 31, 2021, Altice USA had approximately $1,473,557 of availability remaining under the incremental share repurchase program and had 461,977,407 combined Class A and Class B shares outstanding.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Common Stock of Altice USA
The following table provides details of Altice USA's shares of common stock outstanding:

	Shares of Common Stock Outstanding
	Class A Common Stock	Class B Common Stock
Balance at December 31, 2020	290,573,672	185,895,903
Conversion of Class B common stock to Class A common stock	97,510	(97,510)
Option exercises	104,365	—
Repurchase and retirement of Class A common shares in connection with the Company's share repurchase plan (discussed above)	(15,179,697)	—
Treasury shares reissued	583,164	—
Balance at March 31, 2021	276,179,014	185,798,393

NOTE 4.    REVENUE
The following table presents the composition of revenue:

	Three Months Ended March 31,
	2021	2020
Broadband	$970,571	$885,529
Video	905,834	947,061
Telephony	106,981	125,030
Residential revenue	1,983,386	1,957,620
Business services and wholesale revenue	367,216	364,530
News and advertising	105,070	105,540
Mobile	19,235	18,356
Other	3,914	4,210
Total revenue	$2,478,821	$2,450,256
The Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  In instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three months ended March 31, 2021, and 2020, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $66,056, and $64,910, respectively.
Customer Contract Costs
Deferred enterprise commission costs are included in other noncurrent assets in the consolidated balance sheets and totaled $18,864 and $19,959 as of March 31, 2021 and December 31, 2020, respectively.
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
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income per share attributable to Altice USA stockholders for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Basic weighted average shares outstanding	469,233	621,414
Effect of dilution:
Stock options	6,170	—
Restricted stock	45	—
Diluted weighted average shares outstanding	475,448	621,414

Weighted average shares excluded from diluted weighted average shares outstanding:
Anti-dilutive shares	495	22,525
Performance stock units and restricted stock whose performance metrics have not been achieved.	8,748	8,981
Net income (loss) per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Altice USA.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
The Company's non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2021	2020
Non-Cash Investing and Financing Activities:
Altice USA and CSC Holdings:
Property and equipment accrued but unpaid	$266,995	$219,889
Unsettled purchases of shares of Altice USA, Inc. Class A common stock, pursuant to a share repurchase program	18,942	23,993
Right-of-use assets acquired in exchange for finance lease obligations	38,348	27,674
CSC Holdings:
Distributions to parent	745	150,602
Supplemental Data:
Altice USA:
Cash interest paid	310,878	474,268
Income taxes paid, net	9,727	1,195
CSC Holdings:
Cash interest paid	310,878	474,268
Income taxes paid, net	9,727	1,195

NOTE 7.    RESTRUCTURING AND OTHER EXPENSE
The Company's restructuring and other expense is comprised of the following:

	Three Months Ended March 31,
	2021	2020
Contractual payments for terminated employees	$1,856	$3,121
Facility realignment costs	324	1,979
Impairment of right-of-use operating lease assets	405	1,705
Transaction costs related to certain transactions not related to the Company's operations	624	489
	$3,209	$7,294
As of March 31, 2021, the outstanding amounts due to terminated employees of $13,185 and the outstanding amounts related to facility realignment costs of $5,503 are reflected in other current and other long-term liabilities in the Company's consolidated balance sheet.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 8.    LEASES
The Company's operating leases are comprised primarily of facility leases and finance leases are comprised primarily of vehicle and equipment leases.
Balance sheet information related to our leases is presented below:

	Balance Sheet location	March 31, 2021	December 31, 2020
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$234,358	$241,342
Right-of-use lease liability, current	Other current liabilities	38,373	38,296
Right-of-use lease liability, long-term	Right-of-use operating lease liability	248,758	257,424

Finance leases:
Right-of-use lease assets	Property, plant and equipment	195,354	170,155
Right-of-use lease liability, current	Current portion of long-term debt	76,123	63,454
Right-of-use lease liability, long-term	Long-term debt	103,532	96,183
The following provides details of the Company's lease expense:

	Three Months Ended March 31,
	2021	2020
Operating lease expense, net	$14,307	$15,004
Finance lease expense:
Amortization of assets	11,574	4,460
Interest on lease liabilities	2,101	1,027
Total finance lease expense	13,675	5,487
	$27,982	$20,491
Other information related to leases is presented below:

	As of March 31,
	2021	2020
Right-of-use assets acquired in exchange for operating lease obligations	$2,865	$12,875

Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows related to finance leases	2,101	1,027
Operating cash flows related to operating leases	15,457	16,659
Weighted Average Remaining Lease Term:
Operating leases	8.8 years	9.3 years
Finance leases	2.4 years	3.1 years
Weighted Average Discount Rate:
Operating leases	5.60%	5.90%
Finance leases	5.16%	5.50%

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

	Finance leases	Operating leases
2021 (excluding the three months ended March 31, 2021)	$62,394	$30,274
2022	78,946	52,862
2023	43,839	45,139
2024	5,231	41,448
2025	292	33,458
Thereafter	—	167,700
Total future minimum lease payments, undiscounted	190,702	370,881
Less: Imputed interest	(11,047)	(83,750)
Present value of future minimum lease payments	$179,655	$287,131
NOTE 9.    INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired amortizable intangible assets:

	As of March 31, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,052,598	$(3,618,697)	$2,433,901	$6,052,598	$(3,478,742)	$2,573,856	3 to 18 years
Trade names	1,081,083	(917,820)	163,263	1,081,083	(894,189)	186,894	2 to 5 years
Other amortizable intangibles	56,762	(37,909)	18,853	56,747	(36,381)	20,366	1 to 15 years
	$7,190,443	$(4,574,426)	$2,616,017	$7,190,428	$(4,409,312)	$2,781,116
Amortization expense for the three months ended March 31, 2021 and 2020 aggregated $165,114 and $201,099, respectively.
The carrying amount of indefinite-lived cable television franchises as of March 31, 2021 and December 31, 2020 was $13,068,017. The carrying amount of goodwill as of March 31, 2021 and December 31, 2020 was $8,160,566.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 10.    DEBT
The following table provides details of the Company's outstanding debt:

		Interest Rate		March 31, 2021		December 31, 2020
Date Issued	Maturity Date			Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
November 15, 2011	November 15, 2021	6.750%		$1,000,000	$992,691	$1,000,000	$989,917
September 27, 2012	September 15, 2022	5.875%		649,024	621,617	649,024	617,333
May 23, 2014	June 1, 2024	5.250%		750,000	700,419	750,000	697,041
October 18, 2018	April 1, 2028	7.500%		4,118	4,112	4,118	4,112
November 27, 2018	April 1, 2028	7.500%		1,045,882	1,044,462	1,045,882	1,044,424
July 10 and October 7, 2019	January 15, 2030	5.750%		2,250,000	2,285,317	2,250,000	2,286,097
June 16, 2020	December 1, 2030	4.625%		2,325,000	2,369,628	2,325,000	2,370,502
				8,024,024	8,018,246	8,024,024	8,009,426
CSC Holdings Senior Guaranteed Notes:
September 23, 2016	April 15, 2027	5.500%		1,310,000	1,306,088	1,310,000	1,305,955
January 29, 2018	February 1, 2028	5.375%		1,000,000	993,677	1,000,000	993,490
November 27, 2018	May 15, 2026	5.500%		1,498,806	1,488,086	1,498,806	1,487,644
January 24, 2019	February 1, 2029	6.500%		1,750,000	1,747,309	1,750,000	1,747,245
June 16, 2020	December 1, 2030	4.125%		1,100,000	1,095,377	1,100,000	1,095,283
August 17, 2020	February 15, 2031	3.375%		1,000,000	996,760	1,000,000	996,692
				7,658,806	7,627,297	7,658,806	7,626,309
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility	(c)	2.358%	(b)	575,000	566,720	625,000	616,027
Term Loan B	July 17, 2025	2.356%		2,887,500	2,877,145	2,895,000	2,884,065
Incremental Term Loan B-3	January 15, 2026	2.356%		1,249,500	1,245,315	1,252,688	1,248,293
Incremental Term Loan B-5	April 15, 2027	2.606%		2,970,000	2,950,038	2,977,500	2,956,807
				7,682,000	7,639,218	7,750,188	7,705,192
Lightpath Senior Notes:
September 29, 2020	September 15, 2028	5.625%		415,000	406,400	415,000	406,176
Lightpath Senior Secured Notes:
September 29, 2020	September 15, 2027	3.875%		450,000	440,791	450,000	440,487
Lightpath Term Loan	November 30, 2027	3.750%		598,500	581,879	600,000	582,808
Lightpath Revolving Credit Facility		(d)		—	—	—	—
				1,463,500	1,429,070	1,465,000	1,429,471
Collateralized indebtedness (see Note 11)				1,759,017	1,677,985	1,699,566	1,617,506
Finance lease obligations (see Note 8)				179,655	179,655	159,637	159,637
Notes payable and supply chain financing (e)				118,065	118,065	183,690	174,801
				26,885,067	26,689,536	26,940,911	26,722,342
Less: current portion of credit facility debt				(78,750)	(78,750)	(78,750)	(78,750)
Less: current portion of senior notes				(1,000,000)	(992,691)	(1,000,000)	(989,917)
Less: current portion of finance lease obligations				(76,123)	(76,123)	(63,454)	(63,454)
Less: current portion of notes payable and supply chain financing				(110,491)	(110,491)	(113,592)	(113,592)
				(1,265,364)	(1,258,055)	(1,255,796)	(1,245,713)
Long-term debt				$25,619,703	$25,431,481	$25,685,115	$25,476,629

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

(a)The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums and with respect to certain notes, a fair value adjustment resulting from the acquisitions of Cequel Corporation and Cablevision Systems Corporation.
(b)At March 31, 2021, $137,875 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $1,762,125 of the facility was undrawn and available, subject to covenant limitations.
(c)The revolving credit facility of an aggregate principal amount of $2,475,000 matures in January 2024 and is priced at LIBOR plus 2.25%. In March 2021, a lender under the revolving credit facility extended the maturity date and reduced the interest rate on its aggregate principal amount of $200,000 which had an original maturity date of November 2021 and was priced at LIBOR plus 3.25%.
(d)There were no borrowings outstanding under the Lightpath Revolving Credit Facility which provides for commitments in an aggregate principal amount of $100,000. Borrowings bear interest at a rate per annum equal to the adjusted LIBOR rate or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 2.25% per annum and (ii) with respect to any eurodollar loan, 3.25% per annum.
(e)Includes $99,941 related to supply chain financing agreements that are required to be repaid within one year from the date of the respective agreement. The decrease in the principal amount at March 31, 2021 includes a $59,451 reclassification to collateralized indebtedness in connection with the maturity of a monetization contract related to the synthetic monetization closeout transaction in November 2019.
For financing purposes, the Company has two debt silos: CSC Holdings and Lightpath. The CSC Holdings silo is structured as a restricted group (the "Restricted Group") and an unrestricted group, which includes certain designated subsidiaries and investments (the "Unrestricted Group"). The Restricted Group is comprised of CSC Holdings and substantially all of its wholly-owned operating subsidiaries excluding Cablevision Lightpath LLC ("Lightpath"), a 50.01% owned subsidiary of the Company, which became an unrestricted subsidiary in September 2020. These Restricted Group subsidiaries are subject to the covenants and restrictions of the credit facility and indentures governing the notes issued by CSC Holdings. The Lightpath silo includes all of its operating subsidiaries which are subject to the covenants and restrictions of the credit facility and indentures governing the notes issued by Lightpath.
Both CSC Holdings and Lightpath's credit facilities agreements contains certain customary representations and warranties, affirmative covenants and events of default (including, among others, an event of default upon a change of control). If an event of default occurs, the lenders under the credit facilities will be entitled to take various actions, including the acceleration of amounts due under the credit facilities and all actions permitted to be taken by a secured creditor.
As of March 31, 2021, CSC Holdings and Cablevision Lightpath were in compliance with applicable financial covenants under their respective credit facilities and with applicable financial covenants under each respective indenture by which the senior guaranteed notes, senior secured notes and senior notes were issued.
Summary of Debt Maturities
The future maturities of debt payable by the Company under its various debt obligations outstanding as of March 31, 2021, including notes payable and collateralized indebtedness (see Note 11), but excluding finance lease obligations (see Note 8), are as follows:

2021	$1,166,479
2022	734,667
2023	1,841,383
2024	1,403,889
2025	2,823,750
Thereafter	18,735,244

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
All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  If any one of these contracts was terminated prior to its scheduled maturity date, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2021, the Company did not have an early termination shortfall relating to any of these contracts.
The Company monitors the financial institutions that are counterparties to its equity derivative contracts.  All of the counterparties to such transactions carry investment grade credit ratings as of March 31, 2021.
In January 2021, the Company settled a collateralized debt and an equity derivative contract aggregating $185,102 upon maturity related to 5,337,750 shares of Comcast common stock held by us, with proceeds of $185,102 received in the current period pursuant to the synthetic monetization closeout transaction in November 2019. In connection with this transaction the Company recorded (i) a decrease in notes payable of $59,451 and (ii) an increase in collateralized debt of $59,451.
Interest Rate Swap Contracts
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheet, with changes in fair value reflected in the consolidated statement of operations. As of March 31, 2021, the Company did not hold and has not issued derivative instruments for trading or speculative purposes.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at
		March 31, 2021	December 31, 2020

Asset Derivatives:
Interest rate swap contracts	Derivative contracts, short-term	$8,252	$5,132
Prepaid forward contracts	Derivative contracts, short-term	—	45,653
Interest rate swap contracts	Derivative contracts, long-term	—	4,774
		8,252	55,559
Liability Derivatives:
Prepaid forward contracts	Other current liabilities	—	(45,653)
Interest rate swap contracts	Other current liabilities	(12,861)	—
Prepaid forward contracts	Liabilities under derivative contracts, long-term	(301,418)	(247,853)
Interest rate swap contracts	Liabilities under derivative contracts, long-term	(170,984)	(275,297)
		$(485,263)	$(568,803)
The following table presents certain consolidated statement of operations data related to our derivative contracts and the underlying common stock:

	Three Months Ended March 31,
	2021	2020
Gain (loss) on derivative contracts related to change in the value of equity derivative contracts related to Comcast common stock	$(53,565)	$439,861
Change in the fair value of Comcast common stock included in gain (loss) on investments	73,453	(454,896)
Gain (loss) on interest rate swap contracts, net of a gain of $74,835 recorded in the 2020 period in connection with the early termination of the swap agreements discussed below	75,653	(54,832)
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
The following is a summary of interest rate swap contracts outstanding at March 31, 2021:

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
The following table presents the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis and their classification under the fair value hierarchy:

	Fair Value Hierarchy	March 31, 2021	December 31, 2020
Assets:
Money market funds	Level I	$150,965	$50,236
Investment securities pledged as collateral	Level I	2,324,308	2,250,854
Prepaid forward contracts	Level II	—	45,653
Interest rate swap contracts	Level II	8,252	9,906
Liabilities:
Prepaid forward contracts	Level II	(301,418)	293,506
Interest rate swap contracts	Level II	(183,845)	275,297
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
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate:
Credit Facility Debt, Collateralized Indebtedness, Senior Notes, Senior Guaranteed Notes, Senior Secured Notes, Notes Payable, and Supply Chain Financing
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

		March 31, 2021		December 31, 2020
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

Credit facility debt	Level II	$8,221,097	$8,280,500	$8,288,000	$8,350,188
Collateralized indebtedness	Level II	1,677,985	1,753,986	1,617,506	1,692,724
Senior guaranteed notes and senior secured notes	Level II	8,068,088	8,363,231	8,066,796	8,567,858
Senior notes	Level II	8,424,646	8,734,561	8,415,602	9,024,990
Notes payable and supply chain financing	Level II	118,065	118,183	174,801	175,251
		$26,509,881	$27,250,461	$26,562,705	$27,811,011

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
Altice USA
For the three months ended March 31, 2021, Altice USA recorded a tax expense of $112,007 on pre-tax income of $390,546, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and state tax expense.
For the three months ended March 31, 2020, Altice USA recorded a tax expense of $17,035 on pre-tax income of $15,497, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and certain state tax expense adjustments, partially offset by a benefit resulting from the Coronavirus Aid, Relief and Economic Security (“CARES Act”) enacted in March 2020.
CSC Holdings
For the three months ended March 31, 2021, CSC Holdings recorded a tax expense of $112,007 on pre-tax income of $390,546, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and state tax expense.
For the three months ended March 31, 2020, CSC Holdings recorded a tax expense of $5,029 on pre-tax income of $15,151, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and certain state tax expense adjustments, partially offset by a benefit resulting from the CARES Act.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 14.    SHARE-BASED COMPENSATION
The following table presents share-based compensation expense recognized by the Company and unrecognized compensation costs:

	Share-Based Compensation		Unrecognized Compensation Costs
	Three Months Ended March 31,
	2021	2020	As of March 31, 2021
Carry Unit Plan	$759	$3,120	$44
Awards issued pursuant to LTIP:
Stock Option Awards	24,223	20,349	123,543
Performance Stock Units	2,982	3,901	60,675
Restricted Awards	317	576	549
	$28,281	$27,946	$184,811
Carry Unit Plan
The following table summarizes activity relating to the Company's Carry Unit Plan:

	Number of Time Vesting Awards	Weighted Average Grant Date Fair Value
Balance, December 31, 2020	6,875,000	$3.41
Vested	(5,375,000)	3.80
Balance, March 31, 2021	1,500,000	$1.99
The weighted average fair value per unit was $2.10 and $3.89, as of March 31, 2021 and December 31, 2020, respectively.
Stock Option Awards
The following table summarizes activity related to stock options granted to Company employees:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)
Balance at December 31, 2020	37,062,146	$25.52	8.69	$457,608
Granted	409,478	34.78
Exercised	(104,365)	17.79
Forfeited	(360,778)	26.10
Balance at March 31, 2021	37,006,481	25.64	8.46	256,796
Options exercisable at March 31, 2021	3,141,750	$17.55	6.78	$47,070

(a)The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of Altice USA's Class A common stock at the respective date.
The total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately 2.56 years.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following weighted-average assumptions were used to calculate the fair values of stock option awards granted during the three months ended March 31, 2021:

Risk-free interest rate	0.93%
Expected life (in years)	6.18
Dividend yield	—%
Volatility	32.92%
Grant date fair value	$10.77
Performance Stock Unit Awards
As of March 31, 2021, the Company had 7,330,235 PSUs outstanding. The PSUs have a weighted average grant date fair value of $10.65 per unit. The total unrecognized compensation cost related to outstanding PSUs is expected to be recognized over a weighted-average period of approximately 4.85 years.
NOTE 15.    AFFILIATE AND RELATED PARTY TRANSACTIONS
Affiliate and Related Party Transactions
Altice USA is controlled by Patrick Drahi who also controls Altice Europe N.V. ("Altice Europe") and its subsidiaries and other entities.
As the transactions discussed below were conducted between entities under common control by Mr. Drahi, amounts charged for certain services may not have represented amounts that might have been received or incurred if the transactions were based upon arm's length negotiations.
The following table summarizes the revenue and expenses related to services provided to or received from affiliates and related parties:

	Three Months Ended March 31,
	2021	2020
Revenue	$3,406	$3,488
Operating expenses:
Programming and other direct costs	$(2,228)	$(2,189)
Other operating expenses, net	(3,179)	(3,941)
Operating expenses, net	(5,407)	(6,130)

Net charges	$(2,001)	$(2,642)
Capital Expenditures	$10,621	$7,225
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	March 31,	December 31,
	2021	2020
Due from other affiliates and related parties	$3,795	$4,262

Due to:
Altice Europe	$11,472	$7,938
Other affiliates and related parties	1,226	600
	$12,698	$8,538

Amounts due from affiliates presented in the table above represent amounts paid by the Company on behalf of or for services provided to the respective related party. Amounts due to affiliates relate to the purchase of equipment and advertising services, as well as reimbursement for payments made on our behalf.
CSC Holdings
CSC Holdings made cash equity distribution payments to its parent aggregating $501,000, and $720,350 during the three months ended March 31, 2021 and 2020, respectively. CSC Holdings also recorded net non-cash equity contributions of $745 and $150,602 during the three months ended March 31, 2021 and 2020, respectively, which represent the non-cash settlement of intercompany balances with Altice USA. These balances primarily include amounts due to/due from Altice USA pursuant to a tax sharing agreement between the entities.
NOTE 16.    COMMITMENTS AND CONTINGENCIES
Legal Matters
In the latter half of 2018, eight named plaintiffs, each on behalf of a putative class of stockholders who purchased Company common stock in Altice USA's IPO pursuant to the Registration Statement and Prospectus, filed complaints (seven in New York State Supreme Court, one in United States District Court for the Eastern District of New York). The lawsuits name as defendants Altice USA, Altice Europe, and Altice USA's directors, among others, and assert that all defendants violated Sections 11 and 12 of the Securities Act of 1933 (the "Securities Act") and that the individual defendants violated Section 15 of the Securities Act as control persons. In a consolidated amended complaint filed in the lawsuit in the Eastern District of New York, plaintiff also asserts violations of Section 10(b) of the Securities Act of 1934 ("34 Act"), Rule 10b-5 promulgated thereunder, and Section 20 of the 34 Act against Altice USA, Altice Europe, and certain individual directors. The facts underlying each case are substantively similar, with plaintiffs alleging that the Registration Statement and Prospectus misrepresented or omitted material facts relating to the negative performance of Altice France and Altice Portugal, the disclosure of which in November 2017 negatively impacted the value of Altice USA’s stock. In June of 2019, plaintiffs in the New York State action filed a consolidated amended complaint, which the Company moved to dismiss in July of 2019. The Company moved to dismiss the complaint in the Eastern District of New York in October 2019. On June 26, 2020, the state Court granted the Company’s motion to dismiss. Plaintiffs in the New York State action filed a notice of appeal on July 21, 2020 and moved for leave to file an amended complaint on September 4, 2020. On September 23, 2020, the federal district court granted the Company’s motion to dismiss with leave for plaintiff to refile. On October 7, 2020, plaintiffs filed a second amended complaint in the Eastern District of New York. Following negotiations with the state and federal court plaintiffs, the parties executed a Memorandum of Understanding on February 12, 2021 to settle the litigation. That settlement remains subject to final documentation and court approval.
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
NOTE 17.    SUBSEQUENT EVENTS
In April 2021, the Company completed its acquisition of the cable assets of Morris Broadband, LLC in North Carolina for $310,000, subject to certain closing adjustments as set forth in the asset purchase agreement. The acquisition was funded with borrowings under the CSC Holdings Revolving Credit Facility.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts, except per customer and per share data, included in the following discussion, are presented in thousands.
The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses. For a complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.
Overview
Our Business
We principally provide broadband communications and video services in the United States and market our services primarily under two brands: Optimum, in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. We deliver broadband, video, telephony, and mobile services to more than five million residential and business customers. Our footprint extends across 21 states through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a fiber-to-the-home ("FTTH") network with approximately 9.1 million homes passed as of March 31, 2021. Additionally, we offer news programming and content, and advertising services, as well as Altice Mobile, our full service mobile offering, to consumers across our footprint.
Key Factors Impacting Operating Results and Financial Condition
Our future performance is dependent, to a large extent, on the impact of direct competition, general economic conditions (including capital and credit market conditions), our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers. For more information, see "Risk Factors" and "Business-Competition" included in our Annual Report on Form 10-K for the year ended December 31, 2020.
In March 2020, the United States declared a national emergency concerning the outbreak of the coronavirus ("COVID-19"). There have also been extraordinary and wide-ranging actions taken by federal, state and local governmental authorities to contain and combat the outbreak and spread of the virus. We have continued to provide our telecommunications services to our customers during this pandemic. We expect that our future results may be impacted, including if residential or business customers discontinue their service or are unable to pay for our products and services, or if advertising revenue declines. Additionally, in order to prioritize the demands of the business, we may continue to delay certain capital investments. Due to the uncertainty surrounding the magnitude and duration of business and economic impacts relating to COVID-19, including the effort to contain and combat the spread of the virus, and business impacts of government actions, including the impact of the recent New York legislation expected to be enacted that would require us, during the pendency of the pandemic emergency and a period thereafter, to maintain broadband, video and voice services for non-paying customers and offer deferred payment plans to customers experiencing financial difficulty, we currently cannot reasonably estimate the ultimate impact of COVID-19 on our business. See "Risk Factors - Our business, financial condition and results of operations may be adversely affected by the recent COVID-19 pandemic".
We derive revenue principally through monthly charges to residential customers of our broadband, video, and telephony services. We also derive revenue from digital video recorder ("DVR"), video-on-demand ("VOD"), pay-per-view, installation and home shopping commissions. Our residential broadband, video, and telephony services accounted for approximately 39%, 37%, and 4%, respectively, of our consolidated revenue for the three months ended March 31, 2021. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking and video services. For the three months ended March 31, 2021, 15% of our consolidated revenue was derived from these business services. In addition, we derive revenues from the sale of advertising time available on the programming carried on our cable television systems, digital advertising and data analytics, and affiliation fees for news programming, which accounted for approximately 4% of our consolidated revenue for the three months ended March 31, 2021. Our mobile and other revenue for the three months ended March 31, 2021 accounted for approximately 1% of our consolidated revenue.
Revenue is impacted by rate increases, changes in the number of customers that subscribe to our services, including additional services sold to our existing customers, programming package changes by our video customers, speed tier changes by our broadband customers, and acquisitions and construction of cable systems that result in the addition of new customers.

Our ability to increase the number of customers to our services is significantly related to our penetration rates.
We operate in a highly competitive consumer-driven industry and we compete against a variety of broadband, video and telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, satellite-delivered video signals, Internet-delivered video content, and broadcast television signals available to residential and business customers in our service areas. Our competitors include AT&T, Inc. and its DirecTV subsidiary, Lumen Technologies, Inc., DISH Network Corporation, Frontier Communications Corporation and Verizon Communications Inc. Consumers' selection of an alternate source of service, whether due to economic constraints, technological advances or preference, negatively impacts the demand for our services. For more information on our competitive landscape, see "Risk Factors" and "Business-Competition" included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Our programming costs, which are the most significant component of our operating expenses, have increased and are expected to continue to increase primarily as a result of contractual rate increases. See "Results of Operations" below for more information regarding the key factors impacting our revenues and operating expenses.
Historically, we have made substantial investments in our network and the development of new and innovative products and other service offerings for our customers as a way of differentiating ourselves from our competitors and we may continue to do so in the future. Our FTTH network build, which would enable us to deliver more than 10 Gbps broadband speeds to meet the growing data needs of residential and business customers, is underway. In addition, we launched Altice Mobile to consumers across our footprint in September 2019. We may incur greater than anticipated capital expenditures in connection with these initiatives, fail to realize anticipated benefits, experience delays and business disruptions or encounter other challenges to executing them as planned. See "Liquidity and Capital Resources- Capital Expenditures" for additional information regarding our capital expenditures.
Certain Transactions
The following transactions which occurred in 2020 had an impact in the periods covered by this Management's Discussion and Analysis of Financial Condition and Results of Operations:
In December 2020, the Company completed the sale of a 49.99% interest in its Lightpath fiber enterprise business (the "Lightpath Transaction") based on an implied enterprise value of $3.2 billion. The Company retained a 50.01% interest in the Lightpath business and maintained control of Cablevision Lightpath LLC ("Lightpath"), the entity holding the interest in the Lightpath business. Accordingly, the Company continues to consolidate the operating results of the Lightpath business.
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
Results of Operations - Altice USA (unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Broadband	$970,571	$885,529
Video	905,834	947,061
Telephony	106,981	125,030
Residential revenue	1,983,386	1,957,620
Business services and wholesale revenue	367,216	364,530
News and advertising	105,070	105,540
Mobile	19,235	18,356
Other	3,914	4,210
Total revenue	2,478,821	2,450,256
Operating expenses:
Programming and other direct costs	851,864	864,514
Other operating expenses	580,433	582,309
Restructuring and other expense	3,209	7,294
Depreciation and amortization (including impairments)	434,857	547,569
Operating income	608,458	448,570
Other income (expense):
Interest expense, net	(316,312)	(363,552)
Gain (loss) on investments and sale of affiliate interests, net	73,453	(455,473)
Gain (loss) on derivative contracts, net	(53,565)	439,861
Gain (loss) on interest rate swap contracts, net	75,653	(54,832)
Other income, net	2,859	923
Income before income taxes	390,546	15,497
Income tax expense	(112,007)	(17,035)
Net income (loss)	278,539	(1,538)
Net loss (income) attributable to noncontrolling interests	(4,403)	680
Net income (loss) attributable to Altice USA, Inc. stockholders	$274,136	$(858)

The following is a reconciliation of net income (loss) to Adjusted EBITDA and Operating Free Cash Flow (unaudited):

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$278,539	$(1,538)
Income tax expense	112,007	17,035
Other income, net	(2,859)	(923)
Loss (gain) on interest rate swap contracts, net	(75,653)	54,832
Loss (gain) on derivative contracts, net	53,565	(439,861)
Loss (gain) on investments and sales of affiliate interests, net	(73,453)	455,473
Interest expense, net	316,312	363,552
Depreciation and amortization (including impairments) (a)	434,857	547,569
Restructuring and other expense	3,209	7,294
Share-based compensation	28,281	27,946
Adjusted EBITDA	1,074,805	1,031,379
Capital Expenditures (cash)	212,791	299,082
Operating Free Cash Flow	$862,014	$732,297

The following is a reconciliation of net cash flow from operating activities to Free Cash Flow (unaudited):

	Three Months Ended March 31,
	2021	2020

Net cash flows from operating activities	$749,622	$593,565
Capital Expenditures (cash)	212,791	299,082
Free Cash Flow	$536,831	$294,483

The following table sets forth certain customer metrics, excluding Altice Mobile customers, for the Company (unaudited):

	March 31,	December 31,	March 31,
	2021	2020 (f)	2020
	(in thousands)
Homes passed (a)	9,067.6	9,034.1	8,834.8
Total customer relationships (b)(c)	5,023.2	5,024.6	4,950.1
Residential	4,647.4	4,648.4	4,568.4
SMB	375.8	376.1	381.7
Residential customers:
Broadband	4,370.8	4,359.2	4,237.4
Video	2,906.6	2,961.0	3,137.5
Telephony	2,161.2	2,214.0	2,359.8
Penetration of homes passed (d)	55.4%	55.6%	56.0%
ARPU(e)(g)	$142.24	$140.09	$143.39

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
(f)Customer metrics as of December 31, 2020 include certain customers impacted by storms in Louisiana that had not yet been disconnected for non-payment (see table below).

December 31, 2020
Storms
(in thousands)
Total customer relationships	10.3
Residential	9.2
SMB	1.1
Residential customers:
Broadband	8.7
Video	4.8
Telephony	2.0
(g)ARPU for the December 31, 2020 period reflects a reduction of $1.26 due to credits that we anticipated to be issued to video customers as a result of credits the Company expected to receive from certain sports programming networks whereby the minimum number of events were not delivered pursuant to the contractual agreements with the networks and related franchise fees.
Altice USA- Comparison of Results for the Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020
Broadband Revenue
Broadband revenue for the three months ended March 31, 2021 and 2020 was $970,571 and $885,529, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing subscribers, and changes in speed tiers. Additionally, revenue is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Broadband revenue increased $85,042 (10%) for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases and service level changes, and an increase in broadband customers.
Video Revenue
Video revenue for the three months ended March 31, 2021 and 2020 was $905,834 and $947,061, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing customers, and changes in programming packages. Additionally, revenue is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Video revenue decreased $41,227 (4%) for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was due primarily to a decline in video customers and lower pay-per-view and video-on-demand revenue, partially offset by higher average recurring video revenue per video customer, primarily driven by certain rate increases.

Telephony Revenue
Telephony revenue for the three months ended March 31, 2021 and 2020 was $106,981 and $125,030, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Revenue is impacted by changes in rates for services, changes in the number of customers, and additional services sold to our existing customers. Additionally, revenue is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Telephony revenue decreased $18,049 (14%) for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was due to a decline in telephony customers and lower average revenue per telephony customer.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three months ended March 31, 2021 and 2020 was $367,216 and $364,530, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber-based telecommunications services to the business market, and the sale of broadband, video and telephony services to SMB customers.
Business services and wholesale revenue increased $2,686 (1%) for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to higher average recurring broadband revenue per SMB customer, primarily driven by certain rate increases and service level changes, partially offset by a decrease in SMB customers.
News and Advertising Revenue
News and advertising revenue for the three months ended March 31, 2021 and 2020 was $105,070 and $105,540, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems, (ii) advertising on over the top ("OTT") platforms, (iii) digital advertising, and (iv) data analytics. News and advertising revenue also includes affiliation fees for news programming.
News and advertising revenue decreased $470 for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was primarily due to lower political advertising revenue in 2021.
Mobile Revenue
Mobile revenue for the three months ended March 31, 2021 and 2020 was $19,235 and $18,356, respectively, and relates to sales of devices and mobile services. Mobile revenue increased $879 (5%) for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. As of March 31, 2021, we had approximately 174,000 mobile lines compared to 110,000 mobile lines as of March 31, 2020.
Other Revenue
Other revenue for the three months ended March 31, 2021 and 2020 was $3,914 and $4,210, respectively. Other revenue includes revenue from other miscellaneous revenue streams.
Programming and Other Direct Costs
Programming and other direct costs for the three months ended March 31, 2021 and 2020 amounted to $851,864 and $864,514, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs typically rise due to increases in contractual rates and new channel launches and are also impacted by changes in the number of customers receiving certain programming services. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the costs of mobile devices sold to our customers and direct costs of providing mobile services.

The decrease of $12,650 (1%) for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 was primarily attributable to the following:

Decrease in programming costs due to lower video customers, estimated credits expected to be received and lower pay-per-view and video-on-demand costs, partially offset by an increase in costs due to net contractual rate increases	$(11,136)
Decrease in costs of mobile devices	(3,374)
Decrease in costs of digital media and linear advertising spots for resale	(3,458)
Increase in call completion and transfer costs primarily related to our mobile services, partially offset by a decrease in costs based on a lower level of activity related to our telephony service	3,451
Other net increases	1,867
$(12,650)
Programming costs
Programming costs aggregated $699,453 and $710,590 for the three months ended March 31, 2021 and 2020, respectively. Our programming costs in 2021 will continue to be impacted by changes in programming rates, which we expect to increase, and by changes in the number of video customers.
Other Operating Expenses
Other operating expenses for the three months ended March 31, 2021 and 2020 amounted to $580,433 and $582,309, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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
The decrease in other operating expenses of $1,876, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was attributable to the following:

Net decrease in labor costs and benefits, partially offset by a decrease in capitalizable activity	$(24,807)
Decrease in bad debt expense	(8,748)
Increase in repairs and maintenance costs	8,001
Increase in marketing costs	6,060
Increase in utility costs primarily due to winter storm Uri	5,707
Increase in legal costs	4,332
Increase in property taxes	2,649
Other net increases	4,930
$(1,876)
Restructuring and Other Expense
Restructuring and other expense for the three months ended March 31, 2021 amounted to $3,209, as compared to $7,294 for the three months ended March 31, 2020. These amounts primarily related to severance and other employee related costs resulting from headcount reductions, facility realignment costs and impairments of certain ROU assets. We may incur additional restructuring expenses in the future as we continue to analyze our organizational structure.

Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2021 and 2020 amounted to $434,857 and $547,569, respectively.
The decrease in depreciation and amortization of $112,712 (21%) for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was due to certain fixed assets and intangible assets becoming fully depreciated or amortized, as well as the acceleration of amortization in 2020 of certain customer relationship intangible assets. This decrease was partially offset by an increase in depreciation as a result of asset additions.
Adjusted EBITDA
Adjusted EBITDA amounted to $1,074,805 and $1,031,379 for the three months ended March 31, 2021 and 2020, respectively.
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
The increase in Adjusted EBITDA for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was due to the increase in revenue and a decrease in operating expenses (excluding depreciation and amortization, restructuring and other expense and share-based compensation), as discussed above.
Operating Free Cash Flow
Operating free cash flow was $862,014 and $732,297 for the three months ended March 31, 2021 and 2020, respectively. The increase in operating free cash flow for the three months ended 2021 as compared to the same period in 2020 is due to a decrease in capital expenditures an increase in Adjusted EBITDA.
Free Cash Flow
Free cash flow was $536,831 and $294,483 for the three months ended March 31, 2021 and 2020, respectively. The increase in free cash flow in 2021 as compared to 2020 is primarily due to an increase in cash flows from operating activities and decrease in capital expenditures.
Interest Expense
Interest expense, net was $316,312 and $363,552 for the three months ended March 31, 2021 and 2020, respectively. The decrease of $47,240 for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was attributable to the following:

Decrease due to changes in average debt balances and interest rates on our indebtedness	$(49,048)
Lower interest income	1,632
Other net increases, primarily amortization of deferred financing costs and original issue discounts	176
$(47,240)
Gain (Loss) on Investments and Sale of Affiliate Interests, net
Gain (loss) on investments, net for the three months ended March 31, 2021 and 2020, of $73,453 and $(455,473) consists primarily of the increase (decrease) in the fair value of Comcast common stock owned by the Company for the periods. The effects of these gains (losses) are partially offset by the losses (gains) on the related equity derivative contracts, net described below.
Gain (Loss) on Derivative Contracts, net
Gain (loss) on derivative contracts, net for the three months ended March 31, 2021 amounted to $(53,565) compared to $439,861 for the three months ended March 31, 2020, and includes realized and unrealized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company. The effects of these gains (losses) are offset by losses (gains) on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.

Gain (Loss) on Interest Rate Swap Contracts, net
Gain (loss) on interest rate swap contracts, net was $75,653 and $(54,832) for the three months ended March 31, 2021 and 2020, respectively. These amounts represent the increase or decrease in the fair value of interest rate swap contracts and for the 2020 period also includes the gain recognized in connection with the early termination of two interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes.
Other Income, net
Other income, net amounted to $2,859 and $923 for the three months ended March 31, 2021 and 2020, respectively. These amounts include dividends received on Comcast common stock owned by the Company and the non-service cost/benefit components of the Company's pension plan.
Income Tax Expense
For the three months ended March 31, 2021, Altice USA recorded a tax expense of $112,007 on pre-tax income of $390,546, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and state tax expense.
For the three months ended March 31, 2020, the Company recorded a tax expense of $17,035 on pre-tax income of $15,497, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and certain state tax expense adjustments, partially offset by a benefit resulting from the Coronavirus Aid, Relief and Economic Security (“CARES Act”) enacted in March 2020.
CSC HOLDINGS, LLC
The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Altice USA, except for the following:

	Three months ended March 31,
	2021	2020
	(in thousands)
Net income (loss) attributable to Altice USA shareholders	$274,136	$(858)
Less: items included in Altice USA's consolidated statements of operations:
Income tax expense	—	12,006
Gain on sale of affiliate interest recorded by Altice USA	—	(346)
Net income attributable to CSC Holdings' sole member	$274,136	$10,802

Refer to Altice USA's Management's Discussion and Analysis of Financial Condition and Results of Operations herein.
The following is a reconciliation of CSC Holdings' net loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2021	2020
Net income	$278,539	$10,122
Income tax expense (benefit)	112,007	5,029
Other income, net	(2,859)	(923)
Loss (gain) on interest rate swap contracts, net	(75,653)	54,832
Loss (gain) on derivative contracts, net	53,565	(439,861)
Loss (gain) on investments and sales of affiliate interests, net	(73,453)	455,819
Interest expense, net	316,312	363,552
Depreciation and amortization	434,857	547,569
Restructuring and other expense	3,209	7,294
Share-based compensation	28,281	27,946
Adjusted EBITDA	1,074,805	1,031,379
Capital expenditures (cash)	212,791	299,082
Operating Free Cash Flow	$862,014	$732,297

The following is a reconciliation of CSC Holdings' net cash flow from operating activities to Free Cash Flow:

	Three Months Ended March 31,
	2021	2020

Net cash flows from operating activities	$748,962	$597,109
Capital expenditures (cash)	212,791	299,082
Free Cash Flow	$536,171	$298,027

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

Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums (excluding accrued interest), as well as interest expense for the three months ended March 31, 2021.

	CSC Holdings Restricted Group	Lightpath	Other Unrestricted Entities	Altice USA/CSC Holdings
Debt outstanding:
Credit facility debt	$7,639,218	$581,879	$—	$8,221,097
Senior guaranteed notes	7,627,297	—	—	7,627,297
Senior secured notes	—	440,791	—	440,791
Senior notes	8,018,246	406,400	—	8,424,646
Subtotal	23,284,761	1,429,070	—	24,713,831
Finance lease obligations	179,655	—	—	179,655
Notes payable and supply chain financing	118,065	—	—	118,065
Subtotal	23,582,481	1,429,070	—	25,011,551
Collateralized indebtedness relating to stock monetizations (a)	—	—	1,677,985	1,677,985
Total debt	$23,582,481	$1,429,070	$1,677,985	$26,689,536
Interest expense:
Credit facility debt, senior notes, finance leases, notes payable and supply chain financing	$280,672	$17,066	$—	$297,738
Collateralized indebtedness relating to stock monetizations (a)	—	—	18,601	18,601
Total interest expense	$280,672	$17,066	$18,601	$316,339

(a)This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts, or (ii) delivering cash from the net proceeds from new monetization contracts.
The following table provides details of our outstanding credit facility debt, net of unamortized discounts and deferred financing costs as of March 31, 2021:

	Maturity Date	Interest Rate	Principal	Carrying Value
CSC Holdings
Revolving Credit Facility (a)	(b)	2.36%	$575,000	$566,720
Term Loan B	July 17, 2025	2.36%	2,887,500	2,877,145
Incremental Term Loan B-3	January 15, 2026	2.36%	1,249,500	1,245,315
Incremental Term Loan B-5	April 15, 2027	2.61%	2,970,000	2,950,038
			7,682,000	7,639,218
Lightpath
Revolving Credit Facility (c)	November 30, 2025	—%	—	—
Term Loan	November 30, 2027	3.75%	598,500	581,879
			$8,280,500	$8,221,097

(a)At March 31, 2021, $137,875 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $1,762,125 of the facility was undrawn and available, subject to covenant limitations.
(b)The revolving credit facility of an aggregate principal amount of $2,475,000 matures in January 2024 and is priced at LIBOR plus 2.25%. In March 2021, a lender under the revolving credit facility extended the maturity date and reduced the interest rate on its aggregate principal amount of $200,000 which had an original maturity date of November 2021 and was priced at LIBOR plus 3.25%.

(c)There were no borrowings outstanding under the Lightpath Revolving Credit Facility which provides for commitments in an aggregate principal amount of $100,000. Borrowings bear interest at a rate per annum equal to the adjusted LIBOR rate or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 2.25% per annum and (ii) with respect to any eurodollar loan, 3.25% per annum.
Payment Obligations Related to Debt
As of March 31, 2021, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as notes payable and supply chain financing, and the value deliverable at maturity under monetization contracts, but excluding finance lease obligations (see Note 8 to our consolidated financial statements) are as follows:

	CSC Holdings Restricted Group	Lightpath	Other Unrestricted Entities (a)	Altice USA/ CSC Holdings
2021	$1,986,441	$41,868	$25,345	$2,053,654
2022	1,770,900	68,973	33,886	1,873,759
2023	1,083,511	69,358	1,776,378	2,929,247
2024	2,365,392	68,038	—	2,433,430
2025	3,733,695	68,596	—	3,802,291
Thereafter	19,868,658	1,570,335	—	21,438,993
Total	$30,808,597	$1,887,168	$1,835,609	$34,531,374

(a)Includes $1,776,378 related to the Company's collateralized indebtedness (including related interest).  This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts or (ii) delivering cash from the net proceeds on new monetization contracts.
CSC Holdings Restricted Group
For financing purposes, the Company is structured as a restricted group (the "Restricted Group") and an unrestricted group, which includes certain designated subsidiaries and investments (the "Unrestricted Group"). The CSC Holdings Restricted Group is comprised of CSC Holdings and substantially all of its wholly-owned operating subsidiaries, excluding Lightpath which became an unrestricted subsidiary in September 2020. These subsidiaries are subject to the covenants and restrictions of the credit facility and indentures governing the notes issued by CSC Holdings.
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
CSC Holdings Credit Facility
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($2,887,500 outstanding at March 31, 2021) (the "CSC Term Loan Facility", and the term loans extended under the CSC Term Loan Facility, the "CSC Term Loans") and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($575,000 outstanding at March 31, 2021) (the "CSC Revolving Credit Facility" and, together with the CSC Term Loan Facility, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016, March 15, 2017, January 12, 2018, October 15, 2018, January 24, 2019, February 7, 2019, May 14, 2019, and October 3, 2019, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
In October 2018, CSC Holdings entered into a $1,275,000 ($1,249,500 outstanding at March 31, 2021) incremental term loan facility (the “Incremental Term Loan B-3”) and in October 2019, CSC Holdings entered into a $3,000,000

($2,970,000 outstanding at March 31, 2021) incremental term loan facility ("Incremental Term Loan B-5") under its existing credit facilities agreement.
See Note 10 to our consolidated financial statements for further information regarding the CSC Credit Facilities Agreement.
CSC Holdings Senior Guaranteed Notes and Senior Notes
See Note 10 of our consolidated financial statements for further details of the Company’s outstanding senior guaranteed notes and senior notes.
Lightpath Debt
Lightpath was financed independently outside of the CSC Holdings restricted group. In September 2020, Lightpath issued $450,000 in aggregate principal amount of senior secured notes and $415,000 in aggregate principal amount of senior notes. Also, in November 2020, Lightpath entered into a credit agreement which provides a term loan in an aggregate principal amount of $600,000 and revolving loan commitments in an aggregate principal amount of $100,000. As of March 31, 2021, there were no borrowings outstanding under the Lightpath revolving credit facility. See Note 10 to our consolidated financial statements for further information regarding the Lightpath credit agreement and the Lightpath senior and senior secured notes.
Capital Expenditures
The following table presents the Company's capital expenditures:

	Three Months Ended March 31,
	2021	2020
Customer premise equipment	$41,836	$63,335
Network infrastructure	116,387	140,063
Support and other	29,973	60,626
Business Services	24,595	35,058
Capital purchases (cash basis)	$212,791	$299,082
Right-of-use assets acquired in exchange for finance lease obligations	$38,348	$27,674
Change in accrued and unpaid purchases and other	60,334	46,212
Capital purchases (accrual basis)	$311,473	$372,968
Customer premise equipment includes expenditures for set-top boxes, cable modems, routers and other equipment that is placed in a customer's home, as well as installation costs for placing assets into service. Network infrastructure includes: (i) scalable infrastructure, such as headend equipment, (ii) line extensions, such as FTTH and fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering, and (iii) upgrade and rebuild, including costs to modify or replace existing fiber/coaxial cable networks, including enhancements. Support and other capital expenditures includes costs associated with the replacement or enhancement of non-network assets, such as software systems, vehicles, facilities and office equipment. Business services capital expenditures include primarily equipment, installation, support, and other costs related to our fiber based telecommunications business serving primarily enterprise customers.
Other Transactions
In April 2021, the Company completed its acquisition of the cable assets of Morris Broadband, LLC in North Carolina for $310,000, subject to certain closing adjustments as set forth in the asset purchase agreement. The acquisition was funded with borrowings under the CSC Holdings Revolving Credit Facility.
Cash Flow Discussion
Altice USA
Operating Activities
Net cash provided by operating activities amounted to $749,622 for the three months ended March 31, 2021 compared to $593,565 for the three months ended March 31, 2020.

The 2021 cash provided by operating activities resulted from $797,016 of income before depreciation and amortization and non-cash items, a decrease in accounts receivable of $55,293, an increase in deferred revenue of $38,501, and a net increase in amounts due to affiliates of $4,627, partially offset by a decrease in accounts payable and accrued liabilities of $29,696, a decrease in liabilities related to interest rate swap contracts of $89,798, and an increase in prepaid expenses and other assets of $26,321.
The 2020 cash provided by operating activities resulted from $676,961 of income before depreciation and amortization and non-cash items, increases in liabilities related to interest rate swap contracts of $122,849, and a net increase in amounts due to affiliates of $3,894, partially offset by a decrease in accounts payable and accrued expenses of $165,728, an increase in prepaid expenses and other assets of $34,800, an increase in accounts receivable of $4,458, and a decrease in deferred revenue of $5,153.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2021 was $210,648 compared to $297,743 for the three months ended March 31, 2020. The 2021 investing activities consisted primarily of capital expenditures of $212,791. The 2020 investing activities consisted primarily of capital expenditures of $299,082.
Financing Activities
Net cash used in financing activities amounted to $597,445 for the three months ended March 31, 2021, compared to $752,803 for the three months ended March 31, 2020. In 2021, the Company's financing activities consisted of the repurchase of common stock pursuant to a share repurchase program of $503,645, repayment of long-term debt of $225,863, repayment of collateralized indebtedness and related derivative contracts, net of $185,105, principal payments on finance lease obligations of $18,330, partially offset by proceeds from collateralized indebtedness, net of $185,105, proceeds from long-term debt of $150,000, and other net cash receipts of $393.
In 2020, the Company's financing activities consisted of the repurchase of common stock pursuant to a share repurchase program of $726,005, the repayment of long-term debt of $18,183, principal payments on finance lease obligations of $5,700, and other net cash payments of $2,915.
CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $748,962 for the three months ended March 31, 2021 compared to $597,109 for the three months ended March 31, 2020. The 2021 cash provided by operating activities resulted from $797,016 of income before depreciation and amortization and non-cash items, a decrease in accounts receivable of $55,293, an increase deferred revenue of $38,501, and a net increase in amounts due to affiliates of $3,882, partially offset by a decrease in accounts payable and accrued expenses of $29,611, an increase in prepaid expenses and other assets of $26,321, and a decrease in liabilities related to interest rate swap contracts of $89,798.
The 2020 cash provided by operating activities resulted from $831,577 of income before depreciation and amortization and non-cash items, increases in liabilities related to interest rate swap contracts of $122,849, partially offset by a decrease in accounts payable and accrued liabilities of $165,723, a net decrease in amounts due to affiliates of $147,183, an increase in prepaid expenses and other assets of $34,800, an increase in accounts receivable of $4,458, and a decrease in deferred revenue of $5,153.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2021 was $210,648 compared to $301,751 for the three months ended March 31, 2020. The 2021 investing activities consisted primarily of capital expenditures of $212,791. The 2020 investing activities consisted primarily of capital expenditures of $299,082.
Financing Activities
Net cash used in financing activities amounted to $596,658 for the three months ended March 31, 2021 compared to $749,180 for the three months ended March 31, 2020. In 2021, the Company's financing activities consisted of distributions to its parent of $501,000, repayment of long-term debt of $225,863, repayment of collateralized indebtedness and related derivative contracts, net of $185,105, principal payments on finance lease obligations of $18,330, and other net cash payments of $1,465, partially offset by proceeds from collateralized indebtedness, net of $185,105 and proceeds from long term debt of $150,000.

In 2020, the Company's financing activities consisted of distributions to its parent of $720,350, the repayment of long-term debt of $18,183, principal payments on finance lease obligations of $5,700, and other net cash payments of $4,947.
Commitments and Contingencies
As of March 31, 2021, the Company's commitments and contingencies not reflected in the Company's balance sheet decreased to approximately $6,307,000 as compared to approximately $6,780,000 at December 31, 2020. This decrease relates primarily to payments made pursuant to programming commitments, partially offset by renewed multi-year programming agreements entered into during the three months ended March 31, 2021.
Share Repurchase Program
In June 2018, the Board of Directors of Altice USA authorized a share repurchase program of $2,000,000, and on July 30, 2019, the Board of Directors authorized a new incremental three-year share repurchase program of $5,000,000 that took effect following the completion in August 2019 of the $2,000,000 repurchase program. In November 2020, the Board of Directors authorized an additional incremental $2,000,000 of share repurchases bringing the total amount of cumulative share repurchases authorized to $9,000,000. Under these repurchase programs, shares of Altice USA Class A common stock may be purchased from time to time in the open market and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Size and timing of these purchases will be determined based on market conditions and other factors.
For the three months ended March 31, 2021, Altice USA repurchased an aggregate of 15,179,697 shares for a total purchase price of approximately $522,673. From inception through March 31, 2021, Altice USA repurchased an aggregate of 277,093,742 shares for a total purchase price of approximately $7,526,443. These acquired shares were retired and the cost of these shares was recorded in stockholders' deficiency in the consolidated balance sheet of Altice USA.  As of March 31, 2021, Altice USA had approximately $1,473,557 of availability remaining under the incremental share repurchase program and had 461,977,407 combined Class A and Class B shares outstanding.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
All dollar amounts, except per share data, included in the following discussion are presented in thousands.
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2021, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value in our consolidated balance sheet and the collateralized indebtedness is carried at its principal value, net of discounts. These discounts are being amortized over the term of the related indebtedness. The carrying value of our collateralized indebtedness amounted to $1,677,985 at March 31, 2021.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.
As of March 31, 2021, the fair value and the carrying value of our holdings of Comcast common stock aggregated $2,324,308.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $232,431.  As of March 31, 2021, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $301,418, a net liability position.  For the three months ended March 31, 2021, we recorded a net loss of $53,565 related to our outstanding equity derivative contracts and recorded an unrealized gain of $73,453 related to the Comcast common stock that we held.

Fair Value of Equity Derivative Contracts
Fair value as of December 31, 2020, net liability position	$(247,853)
Change in fair value, net	(53,565)
Fair value as of March 31, 2021, net liability position	$(301,418)
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
Fair Value of Debt
At March 31, 2021, the fair value of our fixed rate debt of $18,969,961 was higher than its carrying value of $18,288,784 by $681,177.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their principal values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2021 would increase the estimated fair value of our fixed rate debt by $724,029 to $19,693,990.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. See Note 11 to our Consolidated Financial Statements for a summary of interest rate swap contracts outstanding at March 31, 2021. The Company's outstanding swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statement of operations. For the three months ended March 31, 2021, the Company recorded a gain on interest rate swap contracts of $75,653.
The following represents the location of the assets and liabilities associated with the Company's equity derivative contracts and interest rate swap contracts within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at March 31, 2021
Asset Derivatives:
Interest rate swap contracts	Derivative contracts, short-term	$8,252
Prepaid forward contracts	Derivative contracts, short-term	—
Interest rate swap contracts	Derivative contracts, long-term	—
		8,252
Liability Derivatives:
Interest rate swap contracts	Other current liabilities	—
Prepaid forward contracts	Other current liabilities	(12,861)
Prepaid forward contracts	Liabilities under derivative contracts, long-term	(301,418)
Interest rate swap contracts	Liabilities under derivative contracts, long-term	(170,984)
		$(485,263)
As of March 31, 2021, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control
During the three months ended March 31, 2021, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings
Refer to Note 16 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.
Item 1A.    Risk Factors
Our business, financial condition and results of operations may be adversely affected by the recent COVID-19 pandemic.
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
Governmental and non-governmental initiatives to reduce the transmission of COVID-19, such as the imposition of restrictions on work and public gatherings and the promotion of social distancing, along with new government service, collection, pricing or rebate mandates, have impacted and will continue to impact our operations and financial results. These measures include New Jersey executive orders enacted in April and October 2020 that require us to maintain broadband service and not impose late fees for certain non-paying customers and recent New

York legislation expected to be enacted that would require us, during the pendency of the pandemic emergency and a period thereafter, to maintain broadband, video and voice services for non-paying customers and offer deferred payment plans to customers experiencing financial difficulty. Our suppliers and vendors also may be affected by such measures in their ability to provide products and services to us and these measures could also make it more difficult for us to serve our customers.
If these events occur and were to continue, our revenue, operating margins and cash flows may be materially reduced.
In addition, the impact that the COVID-19 pandemic will have on our business, financial condition and results of operations could exacerbate the risks identified in "Item 1A. Risk Factors" in our Annual Report on Form 10-K.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Sales of Unregistered Securities
Set forth below is information related to transactions under the Company's share repurchase program for the quarter ended March 31, 2021.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

January 1- January 31	2,520,426	$35.70	264,434,471	$1,906,246,308
February 1- February 28	5,893,081	34.61	270,327,552	1,702,290,406
March 1 - March 31	6,766,190	33.81	277,093,742	1,473,557,510

(1)On June 8, 2018, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of Altice USA Class A common stock. On July 30, 2019, the Board of Directors authorized a new incremental three-year share repurchase program of $5.0 billion, to take effect following the completion of the June 2018 repurchase program. In November 2020, the Board of Directors authorized an additional incremental $2.0 billion of share repurchases bringing the total amount of cumulative share repurchases authorized to $9.0 billion. Under these repurchase programs, shares of Altice USA Class A common stock may be purchased from time to time in the open market and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The programs do not have an expiration date and may be suspended at any time at the discretion of the Board of Directors.
(2)This column reflects the cumulative number of shares acquired pursuant to the repurchase program at the end of the respective period.
Item 6.        Exhibits

EXHIBIT NO.	DESCRIPTION

31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101	The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed with the Securities and Exchange Commission on April 28, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders' Equity (Deficiency); (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.
104	The cover page from this quarterly report on Form 10-Q formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.

Date:	April 28, 2021		/s/ Michael J. Grau
		By:	Michael J. Grau Chief Financial Officer