Form 10-Q
period 2021-06-30
Altice USA, Inc.
filed 2021-07-28
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	NYSE

Number of shares of common stock outstanding as of July 23, 2021	457,128,386

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

Item 1. Financial Statements

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)

	June 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$221,319	$278,422
Restricted cash	264	264
Accounts receivable, trade (less allowance for doubtful accounts of $24,910 and $25,198)	404,150	442,581
Prepaid expenses and other current assets	167,198	200,252
Amounts due from affiliates	3,669	4,262
Derivative contracts	3,967	50,785
Total current assets	800,567	976,566
Property, plant and equipment, net of accumulated depreciation of $6,784,318 and $6,431,843	6,023,087	5,805,996
Right-of-use operating lease assets	230,650	241,342
Investment securities pledged as collateral	2,449,308	2,250,854
Derivative contracts	—	4,774
Other assets	88,869	87,429
Amortizable intangibles, net of accumulated amortization of $4,736,420 and $4,409,312	2,516,702	2,781,116
Indefinite-lived cable television franchises	13,216,355	13,068,017
Goodwill	8,206,420	8,160,566
Total assets	$33,531,958	$33,376,660

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except share and per share amounts)

	June 30, 2021 (Unaudited)	December 31, 2020
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$927,254	$795,576
Interest payable	253,945	252,060
Accrued employee related costs	108,598	142,116
Amounts due to affiliates	14,450	8,538
Deferred revenue	129,979	109,798
Debt	1,296,745	1,245,713
Other current liabilities	364,260	544,302
Total current liabilities	3,095,231	3,098,103
Other liabilities	158,107	192,563
Deferred tax liability	5,107,632	5,006,167
Liabilities under derivative contracts	580,251	523,150
Right-of-use operating lease liability	247,408	257,424
Long-term debt, net of current maturities	25,692,323	25,476,629
Total liabilities	34,880,952	34,554,036
Commitments and contingencies (Note 16)
Redeemable equity	—	25,763
Stockholders' Deficiency:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 271,309,797 shares issued and 271,284,142 shares outstanding as of June 30, 2021 and 297,203,087 shares issued and 290,573,672 shares outstanding as of December 31, 2020	2,713	2,972
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 185,796,225 shares outstanding as of June 30, 2021 and 185,895,903 shares outstanding as of December 31, 2020	1,858	1,859
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	—	—
Accumulated deficit	(1,315,080)	(985,641)
	(1,310,509)	(980,810)
Treasury stock, at cost (25,655 and 6,629,415 Class A common shares at June 30, 2021 and December 31, 2020, respectively)	—	(163,866)
Accumulated other comprehensive income	11,569	3,646
Total Altice USA stockholders' deficiency	(1,298,940)	(1,141,030)
Noncontrolling interests	(50,054)	(62,109)
Total stockholders' deficiency	(1,348,994)	(1,203,139)
Total liabilities and stockholders' deficiency	$33,531,958	$33,376,660

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue (including revenue from affiliates of $3,035, $3,379, $6,441 and $6,867 respectively) (See Note 15)	$2,516,008	$2,474,979	$4,994,829	$4,925,235
Operating expenses:
Programming and other direct costs (including charges from affiliates of $4,504, $1,738, $6,732 and $3,927, respectively) (See Note 15)	849,872	860,875	1,701,736	1,725,389
Other operating expenses (including charges from affiliates of $2,696, $2,161, $5,875 and $6,102, respectively) (See Note 15)	589,180	542,637	1,169,613	1,124,946
Restructuring and other expense	5,864	40,966	9,073	48,260
Depreciation and amortization (including impairments)	444,327	521,794	879,184	1,069,363
	1,889,243	1,966,272	3,759,606	3,967,958
Operating income	626,765	508,707	1,235,223	957,277
Other income (expense):
Interest expense	(319,435)	(351,025)	(635,774)	(716,236)
Interest income	64	151	91	1,810
Gain (loss) on investments and sale of affiliate interests, net	125,019	197,597	198,472	(257,876)
Gain (loss) on derivative contracts, net	(98,840)	(152,061)	(152,405)	287,800
Gain (loss) on interest rate swap contracts, net	(21,574)	(33,735)	54,079	(88,567)
Loss on extinguishment of debt and write-off of deferred financing costs	(51,712)	—	(51,712)	—
Other income, net	2,467	669	5,326	1,592
	(364,011)	(338,404)	(581,923)	(771,477)
Income before income taxes	262,754	170,303	653,300	185,800
Income tax expense	(61,820)	(58,826)	(173,827)	(75,861)
Net income	200,934	111,477	479,473	109,939
Net loss (income) attributable to noncontrolling interests	(3,274)	(213)	(7,677)	467
Net income attributable to Altice USA, Inc. stockholders	$197,660	$111,264	$471,796	$110,406
Income per share:
Basic income per share	$0.43	$0.19	$1.02	$0.18
Basic weighted average common shares (in thousands)	456,955	587,587	463,060	604,500

Diluted income per share	$0.43	$0.19	$1.00	$0.18
Diluted weighted average common shares (in thousands)	463,637	589,466	469,510	606,597
Cash dividends declared per common share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$200,934	$111,477	$479,473	$109,939
Other comprehensive income (loss):
Defined benefit pension plans:
Unrecognized actuarial gain (loss)	2,139	1,880	11,535	(11,589)
Applicable income taxes	(579)	(503)	(3,069)	3,096
Unrecognized gain (loss) arising during period, net of income taxes	1,560	1,377	8,466	(8,493)
Settlement loss (gain) included in other expense, net	(647)	271	(1,395)	773
Applicable income taxes	175	(72)	373	(207)
Settlement loss (gain) included in other expense, net, net of income taxes	(472)	199	(1,022)	566
Foreign currency translation adjustment	(140)	(517)	479	(941)
Applicable income taxes	—	—	—	—
Foreign currency translation adjustment, net	(140)	(517)	479	(941)
Other comprehensive income (loss)	948	1,059	7,923	(8,868)
Comprehensive income	201,882	112,536	487,396	101,071
Comprehensive loss (income) attributable to noncontrolling interests	(3,274)	(213)	(7,677)	467
Comprehensive income attributable to Altice USA, Inc. stockholders	$198,608	$112,323	$479,719	$101,538

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2021	$2,972	$1,859	$—	$(985,641)	$(163,866)	$3,646	$(1,141,030)	$(62,109)	$(1,203,139)
Net income attributable to stockholders	—	—	—	274,136	—	—	274,136	—	274,136
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	4,403	4,403
Pension liability adjustments, net of income taxes	—	—	—	—	—	6,356	6,356	—	6,356
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	619	619	—	619
Share-based compensation expense (equity classified)	—	—	—	27,964	—	—	27,964	—	27,964
Redeemable equity vested	—	—	—	20,131	—	—	20,131	—	20,131
Change in redeemable equity	—	—	—	2,528	—	—	2,528	—	2,528
Class A shares acquired through share repurchase program and retired	(152)	—	—	(522,521)	—	—	(522,673)	—	(522,673)
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—	—	—
Issuance of common shares pursuant to employee long term incentive plan	1	—	—	2,037	6	—	2,044	—	2,044
Other	—	—	—	(4,244)	—	—	(4,244)	4,302	58
Balance at March 31, 2021	$2,822	$1,858	$—	$(1,185,610)	$(163,860)	$10,621	$(1,334,169)	$(53,404)	$(1,387,573)
Net income attributable to stockholders	—	—	—	197,660	—	—	197,660	—	197,660
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	3,274	3,274
Pension liability adjustments, net of income taxes	—	—	—	—	—	1,088	1,088	—	1,088
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(140)	(140)	—	(140)
Share-based compensation expense (equity classified)	—	—	—	27,385	—	—	27,385	—	27,385
Redeemable equity vested	—	—	—	3,618	—	—	3,618	—	3,618
Change in redeemable equity	—	—	—	(514)	—	—	(514)	—	(514)
Class A shares acquired through share repurchase program and retired	(58)	—	—	(202,787)	—	—	(202,845)	—	(202,845)
Issuance of common shares pursuant to employee long term incentive plan	8	—	—	(488)	9,365	—	8,885	—	8,885
Retirement of treasury stock	(59)	—	—	(154,436)	154,495	—	—	—	—
Other		—	—	92	—	—	92	76	168
Balance at June 30, 2021	$2,713	$1,858	$—	$(1,315,080)	$—	$11,569	$(1,298,940)	$(50,054)	$(1,348,994)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2020	$4,572	$1,862	$2,039,918	$390,766	$(163,904)	$(3,250)	$2,269,964	$9,298	$2,279,262
Net loss attributable to stockholders	—	—	—	(858)	—	—	(858)	—	(858)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(680)	(680)
Pension liability adjustments, net of income taxes	—	—	—	—	—	(9,503)	(9,503)	—	(9,503)
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(424)	(424)	—	(424)
Share-based compensation expense	—	—	27,370	—	—	—	27,370	—	27,370
Redeemable equity vested	—	—	29,479	—	—	—	29,479	—	29,479
Change in redeemable equity	—	—	13,260	—	—	—	13,260	—	13,260
Class A shares acquired through share repurchase program and retired	(312)	—	(749,686)	—	—	—	(749,998)	—	(749,998)
Issuance of common shares pursuant to employee long term incentive plan	1	—	2,495	—	11	—	2,507	—	2,507
Balance at March 31, 2020	$4,261	$1,862	$1,362,836	$389,908	$(163,893)	$(13,177)	$1,581,797	$8,618	$1,590,415
Net income attributable to stockholders	—	—	—	111,264	—	—	111,264	—	111,264
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	213	213
Pension liability adjustments, net of income taxes	—	—	—	—	—	1,576	1,576	—	1,576
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(517)	(517)	—	(517)
Share-based compensation expense	—	—	33,683	—	—	—	33,683	—	33,683
Redeemable equity vested	—	—	59,081	—	—	—	59,081	—	59,081
Change in redeemable equity	—	—	(8,764)	—	—	—	(8,764)	—	(8,764)
Class A shares acquired through share repurchase program and retired	(258)	—	(630,979)	—	—	—	(631,237)	—	(631,237)
Issuance of common shares pursuant to employee long term incentive plan	2	—	1,939	—	24	—	1,965	—	1,965
Balance at June 30, 2020	$4,005	$1,862	$817,796	$501,172	$(163,869)	$(12,118)	$1,148,848	$8,831	$1,157,679

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$479,473	$109,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	879,184	1,069,363
Loss (gain) on investments and sale of affiliate interests, net	(198,472)	257,876
Loss (gain) on derivative contracts, net	152,405	(287,800)
Loss on extinguishment of debt and write-off of deferred financing costs	51,712	—
Amortization of deferred financing costs and discounts (premiums) on indebtedness	45,917	48,217
Share-based compensation expense	55,927	61,053
Deferred income taxes	98,769	51,105
Decrease in right-of-use assets	21,691	23,071
Provision for doubtful accounts	28,154	41,857
Other	4,344	3,156
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	13,078	27,522
Prepaid expenses and other assets	31,631	(5,577)
Amounts due from and due to affiliates	6,505	1,588
Accounts payable and accrued liabilities	(117,467)	(2,540)
Deferred revenue	5,782	(17,302)
Liabilities related to interest rate swap contracts	(79,468)	148,013
Net cash provided by operating activities	1,479,165	1,529,541
Cash flows from investing activities:
Capital expenditures	(535,895)	(527,805)
Payment for acquisitions, net of cash acquired	(340,570)	—
Other, net	(1,074)	1,925
Net cash used in investing activities	(877,539)	(525,880)
Cash flows from financing activities:
Proceeds from long-term debt	3,160,000	1,925,000
Repayment of long-term debt	(3,057,469)	(277,114)
Proceeds from collateralized indebtedness and related derivative contracts, net	185,105	—
Repayment of collateralized indebtedness and related derivative contracts, net	(185,105)	—
Principal payments on finance lease obligations	(37,560)	(11,935)
Purchase of shares of Altice USA Class A common stock, pursuant to a share repurchase program	(725,518)	(1,381,235)
Other	1,339	(7,191)
Net cash provided by (used in) financing activities	(659,208)	247,525
Net increase (decrease) in cash and cash equivalents	(57,582)	1,251,186
Effect of exchange rate changes on cash and cash equivalents	479	(940)
Net increase (decrease) in cash and cash equivalents	(57,103)	1,250,246
Cash, cash equivalents and restricted cash at beginning of year	278,686	702,160
Cash, cash equivalents and restricted cash at end of period	$221,583	$1,952,406

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)

	June 30, 2020 (Unaudited)	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$221,107	$277,938
Restricted cash	264	264
Accounts receivable, trade (less allowance for doubtful accounts of $24,910 and $25,198)	404,150	442,581
Prepaid expenses and other current assets	166,985	200,252
Amounts due from affiliates	3,669	4,262
Derivative contracts	3,967	50,785
Total current assets	800,142	976,082
Property, plant and equipment, net of accumulated depreciation of $6,784,318 and $6,431,843	6,023,087	5,805,996
Right-of-use operating lease assets	230,650	241,342
Investment securities pledged as collateral	2,449,308	2,250,854
Derivative contracts	—	4,774
Other assets	88,869	87,429
Amortizable intangibles, net of accumulated amortization of $4,736,420 and $4,409,312	2,516,702	2,781,116
Indefinite-lived cable television franchises	13,216,355	13,068,017
Goodwill	8,206,420	8,160,566
Total assets	$33,531,533	$33,376,176

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except per membership unit amounts)
	June 30, 2021 (Unaudited)	December 31, 2020
LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$927,254	$795,576
Interest payable	253,945	252,060
Accrued employee related costs	108,598	142,116
Amounts due to affiliates	14,450	8,538
Deferred revenue	129,979	109,798
Debt	1,296,745	1,245,713
Other current liabilities	364,246	543,834
Total current liabilities	3,095,217	3,097,635
Other liabilities	158,107	192,563
Deferred tax liability	5,123,697	5,033,980
Liabilities under derivative contracts	580,251	523,150
Right-of-use operating lease liability	247,408	257,424
Long-term debt, net of current maturities	25,692,323	25,476,629
Total liabilities	34,897,003	34,581,381
Commitments and contingencies (Note 16)
Redeemable equity	—	25,763

Member's deficiency (100 membership units issued and outstanding)	(1,326,985)	(1,172,505)
Accumulated other comprehensive income	11,569	3,646
Total member's deficiency	(1,315,416)	(1,168,859)
Noncontrolling interest	(50,054)	(62,109)
Total deficiency	(1,365,470)	(1,230,968)
Total liabilities and member's deficiency	$33,531,533	$33,376,176

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue (including revenue from affiliates of $3,035, $3,379, $6,441 and $6,867 respectively) (See Note 15)	$2,516,008	$2,474,979	$4,994,829	$4,925,235
Operating expenses:
Programming and other direct costs (including charges from affiliates of $4,504, $1,738, $6,732 and $3,927, respectively) (See Note 15)	849,872	860,875	1,701,736	1,725,389
Other operating expenses (including charges from affiliates of $2,696, $2,161, $5,875 and $6,102, respectively) (See Note 15)	589,180	542,637	1,169,613	1,124,946
Restructuring and other expense	5,864	40,966	9,073	48,260
Depreciation and amortization (including impairments)	444,327	521,794	879,184	1,069,363
	1,889,243	1,966,272	3,759,606	3,967,958
Operating income	626,765	508,707	1,235,223	957,277
Other income (expense):
Interest expense	(319,435)	(351,025)	(635,774)	(716,236)
Interest income	64	151	91	1,810
Gain (loss) on investments and sale of affiliate interests, net	125,019	197,596	198,472	(258,223)
Gain (loss) on derivative contracts, net	(98,840)	(152,061)	(152,405)	287,800
Gain (loss) on interest rate swap contracts, net	(21,574)	(33,735)	54,079	(88,567)
Loss on extinguishment of debt and write-off of deferred financing costs	(51,712)	—	(51,712)	—
Other income, net	2,467	669	5,326	1,592
	(364,011)	(338,405)	(581,923)	(771,824)
Income before income taxes	262,754	170,302	653,300	185,453
Income tax expense	(59,523)	(56,629)	(171,530)	(61,658)
Net income	203,231	113,673	481,770	123,795
Net loss (income) attributable to noncontrolling interests	(3,274)	(213)	(7,677)	467
Net income attributable to CSC Holdings, LLC sole member	$199,957	$113,460	$474,093	$124,262

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$203,231	$113,673	$481,770	$123,795
Other comprehensive income:
Defined benefit pension plans:
Unrecognized actuarial gain (loss)	2,139	1,880	11,535	(11,589)
Applicable income taxes	(579)	(503)	(3,069)	3,096
Unrecognized gain (loss) arising during period, net of income taxes	1,560	1,377	8,466	(8,493)
Settlement loss (gain) included in other expense, net	(647)	271	(1,395)	773
Applicable income taxes	175	(72)	373	(207)
Settlement loss (gain) included in other expense, net, net of income taxes	(472)	199	(1,022)	566
Foreign currency translation adjustment	(140)	(517)	479	(941)
Applicable income taxes	—	—	—	—
Foreign currency translation adjustment, net	(140)	(517)	479	(941)
Other comprehensive income (loss)	948	1,059	7,923	(8,868)
Comprehensive income	204,179	114,732	489,693	114,927
Comprehensive loss (income) attributable to noncontrolling interests	(3,274)	(213)	(7,677)	467
Comprehensive income attributable to CSC Holdings, LLC's sole member	$200,905	$114,519	$482,016	$115,394

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S EQUITY (DEFICIENCY)
(In thousands)
(Unaudited)

	Member's Equity (Deficiency)	Accumulated Other Comprehensive Income (Loss)	Total Member's Equity (Deficiency)	Noncontrolling Interests	Total Equity (Deficiency)
Balance at January 1, 2021	$(1,172,505)	$3,646	$(1,168,859)	$(62,109)	$(1,230,968)
Net income attributable to CSC Holdings' sole member	274,136	—	274,136	—	274,136
Net income attributable to noncontrolling interests	—	—	—	4,403	4,403
Pension liability adjustments, net of income taxes	—	6,356	6,356	—	6,356
Foreign currency translation adjustment, net of income taxes	—	619	619	—	619
Share-based compensation expense (equity classified)	27,964	—	27,964	—	27,964
Redeemable equity vested	20,131	—	20,131	—	20,131
Change in redeemable equity	2,528	—	2,528	—	2,528
Cash distributions to parent	(501,000)	—	(501,000)	—	(501,000)
Non-cash distributions to parent	(748)	—	(748)	—	(748)
Other	(4,056)	—	(4,056)	4,302	246
Balance at March 31, 2021	(1,353,550)	10,621	(1,342,929)	(53,404)	(1,396,333)
Net income attributable to CSC Holdings' sole member	199,957	—	199,957	—	199,957
Net income attributable to noncontrolling interests	—	—	—	3,274	3,274
Pension liability adjustments, net of income taxes	—	1,088	1,088	—	1,088
Foreign currency translation adjustment, net of income taxes	—	(140)	(140)	—	(140)
Share-based compensation expense (equity classified)	27,385	—	27,385	—	27,385
Redeemable equity vested	3,618	—	3,618	—	3,618
Change in redeemable equity	(514)	—	(514)	—	(514)
Cash distributions to parent	(184,478)	—	(184,478)	—	(184,478)
Non-cash distributions to parent	(19,660)		(19,660)		(19,660)
Other	257	—	257	76	333
Balance at June 30, 2021	$(1,326,985)	$11,569	$(1,315,416)	$(50,054)	$(1,365,470)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S EQUITY (DEFICIENCY) (Continued)
(In thousands)
(Unaudited)

	Member's Equity (Deficiency)	Accumulated Other Comprehensive Income (Loss)	Total Member's Equity (Deficiency)	Noncontrolling Interests	Total Equity (Deficiency)
Balance at January 1, 2020	$2,047,397	$(3,250)	$2,044,147	$9,298	$2,053,445
Net income attributable to CSC Holdings' sole member	10,802	—	10,802	—	10,802
Net loss attributable to noncontrolling interests	—	—	—	(680)	(680)
Pension liability adjustments, net of income taxes	—	(9,503)	(9,503)	—	(9,503)
Foreign currency translation adjustment, net of income taxes	—	(424)	(424)	—	(424)
Share-based compensation expense	27,370	—	27,370	—	27,370
Redeemable equity vested	29,479	—	29,479	—	29,479
Change in redeemable equity	13,260	—	13,260	—	13,260
Cash distributions to parent	(720,350)	—	(720,350)	—	(720,350)
Non-cash distributions to parent	(150,602)	—	(150,602)	—	(150,602)
Balance at March 31, 2020	1,257,356	(13,177)	1,244,179	8,618	1,252,797
Net income attributable to CSC Holdings' sole member	113,460	—	113,460	—	113,460
Net income attributable to noncontrolling interests	—	—	—	213	213
Pension liability adjustments, net of income taxes	—	1,576	1,576	—	1,576
Foreign currency translation adjustment	—	(517)	(517)	—	(517)
Share-based compensation expense	33,683	—	33,683	—	33,683
Redeemable equity vested	59,081	—	59,081	—	59,081
Change in redeemable equity	(8,764)	—	(8,764)	—	(8,764)
Cash distributions to parent	(652,383)	—	(652,383)	—	(652,383)
Non-cash contributions from parent	35,415	—	35,415	—	35,415
Balance at June 30, 2020	$837,848	$(12,118)	$825,730	$8,831	$834,561

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$481,770	$123,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	879,184	1,069,363
Loss (gain) on investments and sale of affiliate interests, net	(198,472)	258,223
Loss (gain) on derivative contracts, net	152,405	(287,800)
Loss on extinguishment of debt and write-off of deferred financing costs	51,712	—
Amortization of deferred financing costs and discounts (premiums) on indebtedness	45,917	48,217
Share-based compensation expense	55,927	61,053
Deferred income taxes	87,021	156,077
Decrease in right-of-use assets	21,691	23,071
Provision for doubtful accounts	28,154	41,857
Other	4,344	3,156
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	13,078	27,522
Prepaid expenses and other assets	31,844	(9,239)
Amounts due from and due to affiliates	(13,903)	(114,290)
Accounts payable and accrued liabilities	(117,226)	(2,538)
Deferred revenue	5,782	(17,302)
Liabilities related to interest rate swap contracts	(79,468)	148,013
Net cash provided by operating activities	1,449,760	1,529,178
Cash flows from investing activities:
Capital expenditures	(535,895)	(527,805)
Payment for acquisitions, net of cash acquired	(340,570)	—
Other, net	(1,074)	1,579
Net cash used in investing activities	(877,539)	(526,226)
Cash flows from financing activities:
Proceeds from long-term debt	3,160,000	1,925,000
Repayment of long-term debt	(3,057,469)	(277,114)
Proceeds from collateralized indebtedness and related derivative contracts, net	185,105	—
Repayment of collateralized indebtedness and related derivative contracts, net	(185,105)	—
Distributions to parent	(685,478)	(1,372,733)
Principal payments on finance lease obligations	(37,560)	(11,935)
Other	(9,024)	(10,841)
Net cash provided by (used in) financing activities	(629,531)	252,377
Net increase (decrease) in cash and cash equivalents	(57,310)	1,255,329
Effect of exchange rate changes on cash and cash equivalents	479	(940)
Net increase (decrease) in cash and cash equivalents	(56,831)	1,254,389
Cash, cash equivalents and restricted cash at beginning of year	278,202	698,003
Cash, cash equivalents and restricted cash at end of period	$221,371	$1,952,392

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
Altice USA, through CSC Holdings, LLC (a wholly-owned subsidiary of Cablevision Systems Corporation) and its consolidated subsidiaries ("CSC Holdings," and collectively with Altice USA, the "Company"), principally provides broadband communications and video services in the United States. It markets its residential services primarily under two brands: Optimum, in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. It operates enterprise services under the brands Lightpath and Altice Business. It delivers broadband, video, telephony services, proprietary content and advertising services to residential and business customers. In September 2019, the Company launched a full service mobile offering to consumers across its footprint. As these brands are managed on a consolidated basis, the Company classifies its operations in one segment.
The accompanying consolidated financial statements ("consolidated financial statements") of Altice USA include the accounts of Altice USA and its majority-owned subsidiaries and the accompanying consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Altice USA is a holding company and has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Altice USA. The consolidated balance sheets and statements of operations of Altice USA are essentially identical to the consolidated balance sheets and statements of operations of CSC Holdings, with the following exceptions: Altice USA primarily has additional cash and deferred taxes on its consolidated balance sheet. In addition, CSC Holdings and its subsidiaries have certain intercompany receivables from and payables to Altice USA. Differences between Altice USA's results of operations and those of CSC Holdings for the three and six months ended June 30, 2021 include income taxes recorded by Altice USA and for the three and six months ended June 30, 2020 include gain on investments and sale of affiliate interests, net and income tax expense recorded by Altice USA.
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
For the six months ended June 30, 2021, Altice USA repurchased an aggregate of 21,000,949 shares for a total purchase price of approximately $725,518. From inception through June 30, 2021, Altice USA repurchased an aggregate of 282,914,994 shares for a total purchase price of approximately $7,729,288. These acquired shares were retired and the cost of these shares was recorded in stockholders' deficiency in the consolidated balance sheet of Altice USA.  As of June 30, 2021, Altice USA had approximately $1,270,712 of availability remaining under the incremental share repurchase program and had 457,080,367 combined Class A and Class B shares outstanding.
Common Stock of Altice USA
The following table provides details of Altice USA's shares of common stock outstanding:

	Shares of Common Stock Outstanding
	Class A Common Stock	Class B Common Stock
Balance at December 31, 2020	290,573,672	185,895,903
Conversion of Class B common stock to Class A common stock	99,678	(99,678)
Option exercises	918,764	—
Repurchase and retirement of Class A common shares in connection with the Company's share repurchase plan (discussed above)	(21,000,949)	—
Treasury shares reissued	692,977	—
Balance at June 30, 2021	271,284,142	185,796,225
In June 2021, Altice USA retired 5,930,783 shares of Class A common stock of Altice USA held by Neptune Holding US Limited Partnership (“Neptune LP”) upon the dissolution of Neptune LP. As Neptune LP was a consolidated entity, these shares had been reflected on our consolidated balance sheets as treasury stock. As a result of dissolution of Neptune LP, we recorded a reclassification from treasury stock to accumulated deficit in the consolidated balance sheet of Altice USA.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 4.    REVENUE
The following table presents the composition of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Broadband	$992,155	$920,363	$1,962,726	$1,805,892
Video	892,605	952,526	1,798,439	1,899,587
Telephony	103,374	117,322	210,355	242,352
Residential revenue	1,988,134	1,990,211	3,971,520	3,947,831
Business services and wholesale revenue	372,010	365,564	739,226	730,094
News and advertising	131,767	96,631	236,837	202,171
Mobile	20,664	19,866	39,899	38,222
Other	3,433	2,707	7,347	6,917
Total revenue	$2,516,008	$2,474,979	$4,994,829	$4,925,235
The Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  In instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three and six months ended June 30, 2021, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $65,838 and $131,894, respectively. For the three and six months ended June 30, 2020, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $65,280 and $130,190, respectively.
Customer Contract Costs
Deferred enterprise commission costs are included in other noncurrent assets in the consolidated balance sheets and totaled $18,477 and $19,959 as of June 30, 2021 and December 31, 2020, respectively.
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
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income per share attributable to Altice USA stockholders for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Basic weighted average shares outstanding	456,955	587,587	463,060	604,500
Effect of dilution:
Stock options	6,681	1,857	6,427	2,079
Restricted stock	1	22	23	18
Diluted weighted average shares outstanding	463,637	589,466	469,510	606,597

Weighted average shares excluded from diluted weighted average shares outstanding:
Anti-dilutive shares	910	28,514	704	24,362
Performance stock units and restricted stock whose performance metrics have not been achieved.	8,747	8,943	8,748	7,758
Net income (loss) per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Altice USA.
NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
The Company's non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2021	2020
Non-Cash Investing and Financing Activities:
Altice USA and CSC Holdings:
Property and equipment accrued but unpaid	$244,163	$210,204
Notes payable issued to vendor for the purchase of equipment and other assets	33,818	11,582
Right-of-use assets acquired in exchange for finance lease obligations	77,715	78,564
Other non-cash investing and financing transactions	2,083	1,644
CSC Holdings:
Distributions to parent	20,408	115,187
Supplemental Data:
Altice USA and CSC Holdings:
Cash interest paid	586,176	673,222
Income taxes paid, net	107,026	28,406

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 7.    RESTRUCTURING AND OTHER EXPENSE
The Company's restructuring and other expense is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual payments for terminated employees	$1,299	$40,187	$3,155	$43,308
Facility realignment costs	1,410	80	1,734	2,059
Impairment of right-of-use operating lease assets	2,582	611	2,987	2,316
Transaction costs related to certain transactions not related to the Company's operations	573	88	1,197	577
	$5,864	$40,966	$9,073	$48,260
As of June 30, 2021, the outstanding amounts due to terminated employees of $8,616 and the outstanding amounts related to facility realignment costs of $6,042 are reflected in other current and other long-term liabilities in the Company's consolidated balance sheet.
NOTE 8.    LEASES
The Company's operating leases are comprised primarily of facility leases and finance leases are comprised primarily of vehicle and equipment leases.
Balance sheet information related to our leases is presented below:

	Balance Sheet location	June 30, 2021	December 31, 2020
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$230,650	$241,342
Right-of-use lease liability, current	Other current liabilities	37,763	38,296
Right-of-use lease liability, long-term	Right-of-use operating lease liability	247,408	257,424

Finance leases:
Right-of-use lease assets	Property, plant and equipment	237,502	170,155
Right-of-use lease liability, current	Current portion of long-term debt	89,694	63,454
Right-of-use lease liability, long-term	Long-term debt	110,098	96,183
The following provides details of the Company's lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense, net	$14,239	$14,849	$28,546	$29,853
Finance lease expense:
Amortization of assets	12,738	6,960	24,312	11,420
Interest on lease liabilities	2,121	1,477	4,222	2,504
Total finance lease expense	14,859	8,437	28,534	13,924
	$29,098	$23,286	$57,080	$43,777

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Other information related to leases is presented below:

	As of June 30,
	2021	2020
Right-of-use assets acquired in exchange for operating lease obligations	$11,215	$15,430

Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows related to finance leases	4,222	2,504
Operating cash flows related to operating leases	29,705	32,126
Weighted Average Remaining Lease Term:
Operating leases	8.7 years	9.3 years
Finance leases	2.3 years	2.9 years
Weighted Average Discount Rate:
Operating leases	5.59%	5.86%
Finance leases	5.04%	5.66%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

	Finance leases	Operating leases
2021 (excluding the six months ended June 30, 2021)	$48,525	$16,775
2022	92,877	54,176
2023	57,768	46,485
2024	11,607	42,894
2025	291	34,961
Thereafter	—	171,230
Total future minimum lease payments, undiscounted	211,068	366,521
Less: Imputed interest	(11,276)	(81,350)
Present value of future minimum lease payments	$199,792	$285,171
NOTE 9.    INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired amortizable intangible assets:

	As of June 30, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,113,669	$(3,755,385)	$2,358,284	$6,052,598	$(3,478,742)	$2,573,856	3 to 18 years
Trade names	1,081,083	(941,429)	139,654	1,081,083	(894,189)	186,894	2 to 5 years
Other amortizable intangibles	58,370	(39,606)	18,764	56,747	(36,381)	20,366	1 to 15 years
	$7,253,122	$(4,736,420)	$2,516,702	$7,190,428	$(4,409,312)	$2,781,116

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization expense related to amortizable intangible assets	$161,994	$183,031	$327,108	$384,130
The carrying amount of indefinite-lived cable television franchises and goodwill is presented below:

	Indefinite-lived Cable Television Franchises	Goodwill
Balance as of December 31, 2020	$13,068,017	$8,160,566
Indefinite-lived cable television franchises and goodwill recorded in connection with acquisitions	148,338	45,854
Balance as of June 30, 2021	$13,216,355	$8,206,420
In April 2021, the Company completed its acquisition of the cable assets of Morris Broadband, LLC in North Carolina for cash of approximately $312,184. In connection with the acquisition, the Company recorded indefinite-lived cable television franchise rights of $148,338, customer relationships of $58,777 and goodwill of $33,497 based on a preliminary allocation of the purchase price. In addition, the Company recorded property, plant and equipment of $71,586.
In June 2021, Lightpath completed an acquisition for an aggregate cash purchase price of approximately $28,386, subject to certain closing adjustments as set forth in the asset purchase agreement, and recorded customer relationships of $2,294, goodwill of $12,357, and property, plant and equipment of $14,649.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 10.    DEBT
The following table provides details of the Company's outstanding debt:

		Interest Rate		June 30, 2021		December 31, 2020
Date Issued	Maturity Date			Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
November 15, 2011	November 15, 2021	6.750%		$1,000,000	$995,552	$1,000,000	$989,917
September 27, 2012	September 15, 2022	5.875%		649,024	626,047	649,024	617,333
May 23, 2014	June 1, 2024	5.250%		750,000	703,898	750,000	697,041
October 18, 2018	April 1, 2028	7.500%		4,118	4,113	4,118	4,112
November 27, 2018	April 1, 2028	7.500%		1,045,882	1,044,500	1,045,882	1,044,424
July 10 and October 7, 2019	January 15, 2030	5.750%		2,250,000	2,284,520	2,250,000	2,286,097
June 16, 2020	December 1, 2030	4.625%		2,325,000	2,368,732	2,325,000	2,370,502
May 13, 2021	November 15, 2031	5.000%		500,000	498,166	—	—
				8,524,024	8,525,528	8,024,024	8,009,426
CSC Holdings Senior Guaranteed Notes:
September 23, 2016	April 15, 2027	5.500%		1,310,000	1,306,225	1,310,000	1,305,955
January 29, 2018	February 1, 2028	5.375%		1,000,000	993,868	1,000,000	993,490
November 27, 2018	May 15, 2026	5.500%		—	—	1,498,806	1,487,644
January 24, 2019	February 1, 2029	6.500%		1,750,000	1,747,375	1,750,000	1,747,245
June 16, 2020	December 1, 2030	4.125%		1,100,000	1,095,474	1,100,000	1,095,283
August 17, 2020	February 15, 2031	3.375%		1,000,000	996,829	1,000,000	996,692
May 13, 2021	November 15, 2031	4.500%		1,500,000	1,494,498	—	—
				7,660,000	7,634,269	7,658,806	7,626,309
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility	January 31, 2024 (c)	2.354%	(b)	325,000	317,425	625,000	616,027
Term Loan B	July 17, 2025	2.323%		2,880,000	2,870,231	2,895,000	2,884,065
Incremental Term Loan B-3	January 15, 2026	2.323%		1,246,313	1,242,339	1,252,688	1,248,293
Incremental Term Loan B-5	April 15, 2027	2.573%		2,962,500	2,943,286	2,977,500	2,956,807
				7,413,813	7,373,281	7,750,188	7,705,192
Lightpath Senior Notes:
September 29, 2020	September 15, 2028	5.625%		415,000	406,629	415,000	406,176
Lightpath Senior Secured Notes:
September 29, 2020	September 15, 2027	3.875%		450,000	441,101	450,000	440,487
Lightpath Term Loan	November 30, 2027	3.750%		597,000	580,951	600,000	582,808
Lightpath Revolving Credit Facility		(d)		—	—	—	—
				1,462,000	1,428,681	1,465,000	1,429,471
Collateralized indebtedness (see Note 11)				1,759,017	1,687,530	1,699,566	1,617,506
Finance lease obligations (see Note 8)				199,792	199,792	159,637	159,637
Notes payable and supply chain financing (e)				139,987	139,987	183,690	174,801
				27,158,633	26,989,068	26,940,911	26,722,342
Less: current portion of credit facility debt				(78,750)	(78,750)	(78,750)	(78,750)
Less: current portion of senior notes				(1,000,000)	(995,552)	(1,000,000)	(989,917)
Less: current portion of finance lease obligations				(89,694)	(89,694)	(63,454)	(63,454)
Less: current portion of notes payable and supply chain financing				(132,749)	(132,749)	(113,592)	(113,592)
				(1,301,193)	(1,296,745)	(1,255,796)	(1,245,713)
Long-term debt				$25,857,440	$25,692,323	$25,685,115	$25,476,629

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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

(b)At June 30, 2021, $139,925 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $2,010,075 of the facility was undrawn and available, subject to covenant limitations.
(c)The revolving credit facility of an aggregate principal amount of $2,475,000 is priced at LIBOR plus 2.25%. In March 2021, a lender under the revolving credit facility extended the maturity date and reduced the interest rate on its aggregate principal amount of $200,000 which had an original maturity date of November 2021 and was priced at LIBOR plus 3.25%.
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
(e)Includes $122,176 related to supply chain financing agreements that are required to be repaid within one year from the date of the respective agreement. The decrease in the principal amount at June 30, 2021 includes a $59,451 reclassification to collateralized indebtedness in connection with the maturity of a monetization contract related to the synthetic monetization closeout transaction in November 2019.
In May 2021, CSC Holdings issued $1,500,000 in aggregate principal amount of senior guaranteed notes that bear interest at a rate of 4.500% and mature on November 15, 2031 and $500,000 in aggregate principal amount of senior notes that bear interest at a rate of 5.000% which also mature on November 15, 2031. The net proceeds from the sale of these notes were used to early redeem the $1,498,806 aggregate principal amount of CSC Holdings' 5.500% senior guaranteed notes due May 15, 2026, plus pay accrued interest and the associated premium related to the early redemption of these notes. The remaining proceeds were used for general corporate purposes, including repayment of borrowings under the CSC Holdings revolving credit facility and share repurchases. In connection with the early redemption, the Company recognized a loss on the extinguishment of debt aggregating $51,712, reflecting the early redemption premium and the write-off of unamortized deferred financing costs on these notes.
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
Both CSC Holdings and Lightpath's credit facilities agreements contain certain customary representations and warranties, affirmative covenants and events of default (including, among others, an event of default upon a change of control). If an event of default occurs, the lenders under the credit facilities will be entitled to take various actions, including the acceleration of amounts due under the credit facilities and all actions permitted to be taken by a secured creditor.
As of June 30, 2021, CSC Holdings and Cablevision Lightpath were in compliance with applicable financial covenants under their respective credit facilities and with applicable financial covenants under each respective indenture by which the senior guaranteed notes, senior secured notes and senior notes were issued.
Summary of Debt Maturities
The future maturities of debt payable by the Company under its various debt obligations outstanding as of June 30, 2021, including notes payable and collateralized indebtedness (see Note 11), but excluding finance lease obligations (see Note 8), are as follows:

2021	$1,134,897
2022	768,484
2023	1,841,383
2024	1,153,889
2025	2,823,750
Thereafter	19,236,438

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
All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  If any one of these contracts was terminated prior to its scheduled maturity date, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2021, the Company did not have an early termination shortfall relating to any of these contracts.
The Company monitors the financial institutions that are counterparties to its equity derivative contracts.  All of the counterparties to such transactions carry investment grade credit ratings as of June 30, 2021.
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
Interest Rate Swap Contracts
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheet, with changes in fair value reflected in the consolidated statement of operations. As of June 30, 2021, the Company did not hold and has not issued derivative instruments for trading or speculative purposes.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at
		June 30, 2021	December 31, 2020

Asset Derivatives:
Interest rate swap contracts	Derivative contracts, short-term	$3,967	$5,132
Prepaid forward contracts	Derivative contracts, short-term	—	45,653
Interest rate swap contracts	Derivative contracts, long-term	—	4,774
		3,967	55,559
Liability Derivatives:
Prepaid forward contracts	Other current liabilities	—	(45,653)
Interest rate swap contracts	Other current liabilities	(9,898)	—
Prepaid forward contracts	Liabilities under derivative contracts, long-term	(400,258)	(247,853)
Interest rate swap contracts	Liabilities under derivative contracts, long-term	(179,993)	(275,297)
		$(590,149)	$(568,803)
The following table presents certain consolidated statement of operations data related to our derivative contracts and the underlying common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gain (loss) on derivative contracts related to change in the value of equity derivative contracts related to Comcast common stock	$(98,840)	$(152,061)	$(152,405)	$287,800
Change in the fair value of Comcast common stock included in gain (loss) on investments	125,000	197,594	198,453	(257,302)
Gain (loss) on interest rate swap contracts, net of a gain of $74,835 recorded in the six months 2020 period in connection with the early termination of the swap agreements discussed below	(21,574)	(33,735)	54,079	(88,567)
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
The following is a summary of interest rate swap contracts outstanding at June 30, 2021:

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
The following table presents the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis and their classification under the fair value hierarchy:

	Fair Value Hierarchy	June 30, 2021	December 31, 2020
Assets:
Money market funds	Level I	$115,486	$50,236
Investment securities pledged as collateral	Level I	2,449,308	2,250,854
Prepaid forward contracts	Level II	—	45,653
Interest rate swap contracts	Level II	3,967	9,906
Liabilities:
Prepaid forward contracts	Level II	400,258	293,506
Interest rate swap contracts	Level II	189,891	275,297
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

		June 30, 2021		December 31, 2020
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

Credit facility debt	Level II	$7,954,232	$8,010,813	$8,288,000	$8,350,188
Collateralized indebtedness	Level II	1,687,530	1,752,165	1,617,506	1,692,724
Senior guaranteed notes and senior secured notes	Level II	8,075,370	8,361,375	8,066,796	8,567,858
Senior notes	Level II	8,932,157	9,215,990	8,415,602	9,024,990
Notes payable and supply chain financing	Level II	139,987	139,782	174,801	175,251
		$26,789,276	$27,480,125	$26,562,705	$27,811,011

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
Altice USA
For the three and six months ended June 30, 2021, Altice USA recorded a tax expense of $61,820 and $173,827 on pre-tax income of $262,754 and $653,300, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and state tax expense.
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
CSC Holdings
For the three and six months ended June 30, 2021, CSC Holdings recorded a tax expense of $59,523 and $171,530 on pre-tax income of $262,754 and $653,300, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and state tax expense.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 14.    SHARE-BASED COMPENSATION
The following table presents share-based compensation expense recognized by the Company and unrecognized compensation cost:

	Share-Based Compensation				Unrecognized Compensation Cost
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	As of June 30, 2021
Carry Unit Plan	$44	$3,937	$803	$7,057	$—
Awards issued pursuant to LTIP:
Stock Option Awards	24,473	25,327	48,696	45,676	102,654
Performance Stock Units	2,868	4,419	5,850	8,320	57,633
Restricted Awards	261	635	578	1,211	305
	$27,646	$34,318	$55,927	$62,264	$160,592
Carry Unit Plan
The following table summarizes activity relating to the Company's Carry Unit Plan:

	Number of Time Vesting Awards	Weighted Average Grant Date Fair Value
Balance, December 31, 2020	6,875,000	$3.41
Vested	(6,875,000)	3.41
Balance, June 30, 2021	—
The weighted average fair value per unit was $3.89 as of December 31, 2020.
Stock Option Awards
The following table summarizes activity related to stock options granted to Company employees:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)
Balance at December 31, 2020	37,062,146	$25.52	8.69	$457,608
Granted	896,398	34.45
Exercised	(1,206,372)	17.45
Forfeited	(655,043)	26.83
Balance at June 30, 2021	36,097,129	25.99	8.10	294,984
Options exercisable at June 30, 2021	3,854,992	$20.00	6.84	$54,504

(a)The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of Altice USA's Class A common stock at the respective date.
The total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately 2.36 years.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following weighted-average assumptions were used to calculate the fair values of stock option awards granted during the six months ended June 30, 2021:

Risk-free interest rate	1.03%
Expected life (in years)	6.25
Dividend yield	—%
Volatility	32.94%
Grant date fair value	$11.45
Performance Stock Unit Awards
As of June 30, 2021, the Company had 7,313,873 PSUs outstanding. The PSUs have a weighted average grant date fair value of $10.65 per unit. The total unrecognized compensation cost related to outstanding PSUs is expected to be recognized over a weighted-average period of approximately 4.51 years.
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
The following table summarizes the revenue and expenses related to services provided to or received from affiliates and related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$3,035	$3,379	$6,441	$6,867
Operating expenses:
Programming and other direct costs	$(4,504)	$(1,738)	$(6,732)	$(3,927)
Other operating expenses, net	(2,696)	(2,161)	(5,875)	(6,102)
Operating expenses, net	(7,200)	(3,899)	(12,607)	(10,029)

Net charges	$(4,165)	$(520)	$(6,166)	$(3,162)
Capital Expenditures	$9,589	$3,676	$20,210	$10,901
Revenue
The Company recognized revenue primarily from the sale of advertising to a subsidiary of Altice Europe and a foundation controlled by Mr. Drahi.
Programming and other direct costs
Programming and other direct costs include costs incurred by the Company for advertising services provided by Teads S.A., a subsidiary of Altice Europe.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	June 30,	December 31,
	2021	2020
Due from other affiliates and related parties	$3,669	$4,262

Due to:
Altice Europe	$13,586	$7,938
Other affiliates and related parties	864	600
	$14,450	$8,538

Amounts due from affiliates presented in the table above represent amounts paid by the Company on behalf of or for services provided to the respective related party. Amounts due to affiliates relate to the purchase of equipment and advertising services, as well as reimbursement for payments made on our behalf.
CSC Holdings
CSC Holdings made cash equity distribution payments to Altice USA. Also, CSC Holdings recorded net non-cash equity contributions during the three and months ended June 30, 2021 and 2020, respectively, which represent the non-cash settlement of intercompany balances with Altice USA. These balances primarily include amounts due to/due from Altice USA pursuant to a tax sharing agreement between the entities. See summary below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash distribution payments to Altice USA	$(184,478)	$(652,383)	$(685,478)	$(1,372,733)
Non-cash equity contributions (distributions), net, from Altice USA	(19,660)	35,415	(20,408)	(115,187)
NOTE 16.    COMMITMENTS AND CONTINGENCIES
Legal Matters
In the latter half of 2018, eight named plaintiffs, each on behalf of a putative class of stockholders who purchased Company common stock in Altice USA's IPO pursuant to the Registration Statement and Prospectus, filed complaints (seven in New York State Supreme Court, one in United States District Court for the Eastern District of New York). The lawsuits name as defendants Altice USA, Altice Europe, and Altice USA's directors, among others, and assert that all defendants violated Sections 11 and 12 of the Securities Act of 1933 (the "Securities Act") and that the individual defendants violated Section 15 of the Securities Act as control persons. In a consolidated amended complaint filed in the lawsuit in the Eastern District of New York, plaintiff also asserts violations of Section 10(b) of the Securities Act of 1934 ("34 Act"), Rule 10b-5 promulgated thereunder, and Section 20 of the 34 Act against Altice USA, Altice Europe, and certain individual directors. The facts underlying each case are substantively similar, with plaintiffs alleging that the Registration Statement and Prospectus misrepresented or omitted material facts relating to the negative performance of Altice France and Altice Portugal, the disclosure of which in November 2017 negatively impacted the value of Altice USA’s stock. In June of 2019, plaintiffs in the New York State action filed a consolidated amended complaint, which the Company moved to dismiss in July of 2019. The Company moved to dismiss the complaint in the Eastern District of New York in October 2019. On June 26, 2020, the state Court granted the Company’s motion to dismiss. Plaintiffs in the New York State action filed a notice of appeal on July 21, 2020 and moved for leave to file an amended complaint on September 4, 2020. On September 23, 2020, the federal district court granted the Company’s motion to dismiss with leave for plaintiff to refile. On October 7, 2020, plaintiffs filed a second amended complaint in the Eastern District of New York. Following negotiations with the state and federal court plaintiffs, the parties executed a Memorandum of Understanding on February 12, 2021 to settle the litigation and executed final settlement documentation on July 20, 2021. That settlement remains subject to court approval.

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
Overview
Our Business
We principally provide broadband communications and video services in the United States and market our services primarily under two brands: Optimum, in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. We deliver broadband, video, telephony, and mobile services to more than five million residential and business customers. Our footprint extends across 21 states through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a fiber-to-the-home ("FTTH") network with approximately 9.2 million homes passed as of June 30, 2021. Additionally, we offer news programming and content, advertising services, as well as a full service mobile offering to consumers across our footprint.
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
In March 2020, the United States declared a national emergency concerning the outbreak of the coronavirus ("COVID-19"). There have also been extraordinary and wide-ranging actions taken by federal, state and local governmental authorities to contain and combat the outbreak and spread of the virus. We have continued to provide our telecommunications services to our customers during this pandemic. We expect that our future results may be impacted, including if residential or business customers discontinue their service or are unable to pay for our products and services, or if advertising revenue declines. Additionally, in order to prioritize the demands of the business, we may continue to delay certain capital investments. Due to the uncertainty surrounding the magnitude and duration of business and economic impacts relating to COVID-19, including the effort to contain and combat the spread of the virus and business impacts of government actions, we currently cannot reasonably estimate the ultimate impact of COVID-19 on our business. See "Risk Factors - Our business, financial condition and results of operations may be adversely affected by the recent COVID-19 pandemic".
We derive revenue principally through monthly charges to residential customers of our broadband, video, and telephony services. We also derive revenue from digital video recorder ("DVR"), video-on-demand ("VOD"), pay-per-view, installation and home shopping commissions. Our residential broadband, video, and telephony services accounted for approximately 39%, 36%, and 4%, respectively, of our consolidated revenue for the six months ended June 30, 2021. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking and video services. For the six months ended June 30, 2021, 15% of our consolidated revenue was derived from these business services. In addition, we derive revenues from the sale of advertising time available on the programming carried on our cable television systems, digital advertising and data analytics, and affiliation fees for news programming, which accounted for approximately 5% of our consolidated revenue for the three months ended June 30, 2021. Our mobile and other revenue for the six months ended June 30, 2021 accounted for approximately 1% of our consolidated revenue.
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
Historically, we have made substantial investments in our network and the development of new and innovative products and other service offerings for our customers as a way of differentiating ourselves from our competitors and we may continue to do so in the future. Our FTTH network build, which would enable us to deliver more than 10 Gbps broadband speeds to meet the growing data needs of residential and business customers, is underway. In addition, we launched our full service mobile offering to consumers across our footprint in September 2019. We may incur greater than anticipated capital expenditures in connection with these initiatives, fail to realize anticipated benefits, experience delays and business disruptions or encounter other challenges to executing them as planned. See "Liquidity and Capital Resources- Capital Expenditures" for additional information regarding our capital expenditures.
Certain Transactions
The following transactions had an impact in the periods covered by this Management's Discussion and Analysis of Financial Condition and Results of Operations:
In June 2021, Lightpath completed an acquisition for an aggregate purchase price of approximately $28,386 and the operating results of the acquired business were consolidated as of the acquisition date.
In April 2021, the Company completed its acquisition of the cable assets of Morris Broadband, LLC in North Carolina and the operating results of the acquired business were consolidated as of the acquisition date.
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
Results of Operations - Altice USA (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Broadband	$992,155	$920,363	$1,962,726	$1,805,892
Video	892,605	952,526	1,798,439	1,899,587
Telephony	103,374	117,322	210,355	242,352
Residential revenue	1,988,134	1,990,211	3,971,520	3,947,831
Business services and wholesale revenue	372,010	365,564	739,226	730,094
News and advertising	131,767	96,631	236,837	202,171
Mobile	20,664	19,866	39,899	38,222
Other	3,433	2,707	7,347	6,917
Total revenue	2,516,008	2,474,979	4,994,829	4,925,235
Operating expenses:
Programming and other direct costs	849,872	860,875	1,701,736	1,725,389
Other operating expenses	589,180	542,637	1,169,613	1,124,946
Restructuring and other expense	5,864	40,966	9,073	48,260
Depreciation and amortization (including impairments)	444,327	521,794	879,184	1,069,363
Operating income	626,765	508,707	1,235,223	957,277
Other income (expense):
Interest expense, net	(319,371)	(350,874)	(635,683)	(714,426)
Gain (loss) on investments and sale of affiliate interests, net	125,019	197,597	198,472	(257,876)
Gain (loss) on derivative contracts, net	(98,840)	(152,061)	(152,405)	287,800
Gain (loss) on interest rate swap contracts, net	(21,574)	(33,735)	54,079	(88,567)
Loss on extinguishment of debt and write-off of deferred financing costs	(51,712)	—	(51,712)	—
Other income, net	2,467	669	5,326	1,592
Income before income taxes	262,754	170,303	653,300	185,800
Income tax expense	(61,820)	(58,826)	(173,827)	(75,861)
Net income	200,934	111,477	479,473	109,939
Net loss (income) attributable to noncontrolling interests	(3,274)	(213)	(7,677)	467
Net income attributable to Altice USA, Inc. stockholders	$197,660	$111,264	$471,796	$110,406

The following is a reconciliation of net income to Adjusted EBITDA and Operating Free Cash Flow (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$200,934	$111,477	$479,473	$109,939
Income tax expense	61,820	58,826	173,827	75,861
Other income, net	(2,467)	(669)	(5,326)	(1,592)
Loss (gain) on interest rate swap contracts, net	21,574	33,735	(54,079)	88,567
Loss (gain) on derivative contracts, net	98,840	152,061	152,405	(287,800)
Loss (gain) on investments and sales of affiliate interests, net	(125,019)	(197,597)	(198,472)	257,876
Loss on extinguishment of debt and write-off of deferred financing costs	51,712	—	51,712
Interest expense, net	319,371	350,874	635,683	714,426
Depreciation and amortization (including impairments)	444,327	521,794	879,184	1,069,363
Restructuring and other expense	5,864	40,966	9,073	48,260
Share-based compensation	27,646	34,318	55,927	62,264
Adjusted EBITDA	1,104,602	1,105,785	2,179,407	2,137,164
Less: Capital Expenditures (cash)	323,104	228,723	535,895	527,805
Operating Free Cash Flow	$781,498	$877,062	$1,643,512	$1,609,359

The following is a reconciliation of net cash flow from operating activities to Free Cash Flow (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net cash flows from operating activities	$729,543	$935,976	$1,479,165	$1,529,541
Less: Capital Expenditures (cash)	323,104	228,723	535,895	527,805
Free Cash Flow	$406,439	$707,253	$943,270	$1,001,736

The following table sets forth certain customer metrics, excluding our mobile customers, for the Company (unaudited):

	June 30,	March 31,	June 30,
	2021 (f)	2021	2020 (f)
	(in thousands)
Homes passed (a)	9,195.1	9,067.6	8,880.1
Total customer relationships (b)(c)	5,051.4	5,023.2	4,997.1
Residential	4,670.7	4,647.4	4,621.4
SMB	380.7	375.8	375.7
Residential customers:
Broadband	4,401.3	4,370.8	4,307.8
Video	2,870.5	2,906.6	3,102.9
Telephony	2,118.4	2,161.2	2,337.1
Penetration of homes passed (d)	54.9%	55.4%	56.3%
ARPU(e)	$142.24	$142.24	$144.38

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
(c)Customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group.  Most of these accounts are also not entirely free, as they typically generate revenue through pay-per-view or other pay services and certain equipment fees.  Free status is not granted to regular customers as a promotion.  In counting bulk residential customers, such as an apartment building, we count each subscribing family unit within the building as one customer, but do not count the master account for the entire building as a customer. We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual room units at that hotel. Amounts as of June 30, 2021 include 37.3 customer relationships (35.1 residential and 2.2 SMB) that were acquired from Morris Broadband, LLC in April 2021.
(d)Represents the number of total customer relationships divided by homes passed.
(e)Calculated by dividing the average monthly revenue for the respective quarter (fourth quarter for annual periods) derived from the sale of broadband, video and telephony services to residential customers for the quarter by the average number of total residential customers for the same period.
(f)Customer metrics as of June 30, 2021 include customers that were not disconnected pursuant to the New York legislation ("NY Order") enacted in May 2021 that required us, during the pendency of the New York declared COVID-19 State of Emergency and a period thereafter, to maintain broadband, video and voice services for non-paying customers and offer deferred payment plans to customers experiencing financial difficulty. The NY Order was lifted at the end of June 2021, coinciding with the end of the declared COVID-19 State of Emergency in New York, and we have subsequently resumed normal disconnect policies. Customer metrics as of June 30, 2021 also include certain customers impacted by storms in Louisiana in 2020 that have not been disconnected pursuant to our normal disconnect policies. Customer metrics as of June 30, 2020 include customers that were not disconnected pursuant to the Keep Americans Connected pledge ("Pledge") that the Company made in response to the COVID-19 pandemic and customers that had not been disconnected pursuant to the New Jersey Executive Order No. 126 ("NJ Order") enacted in April 2020 that protected New Jersey residents from disconnection of internet and voice services for non-payment. However, the metrics as of June 30, 2020 exclude new customers with students in the household that were receiving broadband services for free ("Altice Advantage"). See table below for details.

	June 30, 2021		June 30, 2020
	NY Order	Storms	Pledge and NJ Order	Altice Advantage Customers
	Included	Included	Included	(Excluded)
	(in thousands)
Total customer relationships	8.4	4.0	18.7	(17.8)
Residential	7.3	3.7	18.1	(17.8)
SMB	1.1	0.3	0.6	—
Residential customers:
Broadband	7.2	3.4	17.9	(17.8)
Video	4.1	2.1	8.0	—
Telephony	3.3	1.0	8.9	—
Altice USA- Comparison of Results for the Three and Six Months Ended June 30, 2021 compared to the Three and Six Months Ended June 30, 2020
Broadband Revenue
Broadband revenue for the three and six months ended June 30, 2021 was $992,155 and $1,962,726, respectively, while broadband revenue for the three and six months ended June 30, 2020 was $920,363 and $1,805,892, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing subscribers, and changes in speed tiers. Additionally, revenue is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Broadband revenue increased $71,792 (8%) and $156,834 (9%) for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. The increase was due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases and service level changes, and an increase in broadband customers.
Video Revenue
Video revenue for the three and six months ended June 30, 2021 was $892,605 and $1,798,439, respectively, and video revenue for the three and six months ended June 30, 2020 was $952,526 and $1,899,587, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing customers, and changes in programming packages. Additionally, revenue is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Video revenue decreased $59,921 (6%) and $101,148 (5%) for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. The decrease was due primarily to a decline in video customers and lower pay-per-view and video-on-demand revenue, partially offset by higher average recurring video revenue per video customer, primarily driven by certain rate increases.
Telephony Revenue
Telephony revenue for the three and six months ended June 30, 2021 was $103,374 and $210,355, respectively, and for the three and six months ended June 30, 2020 was $117,322 and $242,352, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Revenue is impacted by changes in rates for services, changes in the number of customers, and additional services sold to our existing customers. Additionally, revenue is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Telephony revenue decreased $13,948 (12%) and $31,997 (13%) for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. The decrease was due to a decline in telephony customers and lower average revenue per telephony customer.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three and six months ended June 30, 2021 was $372,010 and $739,226, respectively, and for the three and six months ended June 30, 2020 was $365,564 and $730,094, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber-based telecommunications services to the business market, and the sale of broadband, video and telephony services to SMB customers.
Business services and wholesale revenue increased $6,446 (2%) and $9,132 (1%) for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. The increase was primarily due to higher average recurring broadband revenue per SMB customer, primarily driven by certain rate increases and service level changes, partially offset by a decrease in SMB customers and a decrease resulting from revenue related to an indefeasible right of use contract recorded in the second quarter of 2020.
News and Advertising Revenue
News and advertising revenue for the three and six months ended June 30, 2021 was $131,767 and $236,837, respectively, and for the three and six months ended June 30, 2020 was $96,631 and $202,171, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems, (ii) advertising on over the top ("OTT") platforms, (iii) digital advertising, and (iv) data analytics. News and advertising revenue also includes affiliation fees for news programming.
News and advertising revenue increased $35,136 and $34,666 for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. The increase was primarily due to an increase in advertising revenue, primarily for linear advertising versus overall reduced advertising revenue during the COVID-19 pandemic for the three and six months ended June 30, 2020.
Mobile Revenue
Mobile revenue for the three and six months ended June 30, 2021 was $20,664 and $39,899, respectively, and for the three and six months ended June 30, 2020 was $19,866 and $38,222, respectively, and relates to sales of devices and mobile services. Mobile revenue increased $798 (4%) and $1,677 (4%) for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. As of June 30, 2021, we had approximately 180,000 mobile lines compared to approximately 144,000 mobile lines as of June 30, 2020.

Other Revenue
Other revenue for the three and six months ended June 30, 2021 and 2020 was $3,433 and $7,347, respectively, and for the three and six months ended June 30, 2020 was $2,707 and $6,917, respectively. Other revenue includes revenue from other miscellaneous revenue streams.
Programming and Other Direct Costs
Programming and other direct costs for the three and six months ended June 30, 2021 amounted to $849,872 and $1,701,736, and $860,875 and $1,725,389, for the three and six months ended June 30, 2020, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs typically rise due to increases in contractual rates and new channel launches and are also impacted by changes in the number of customers receiving certain programming services. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the costs of mobile devices sold to our customers and direct costs of providing mobile services.
The decrease of $11,003 (1%) and $23,653 (1%) for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020 was primarily attributable to the following:

	Three Months	Six Months
Decrease in programming costs due to lower video customers, credits received, and lower pay-per-view and video-on-demand costs, partially offset by an increase in costs due to net contractual rate increases	$(7,493)	$(18,629)
Decrease in costs of mobile devices	(5,975)	(9,349)
Increase in call completion and transfer costs primarily related to our mobile services, partially offset by a decrease in costs based on a lower level of activity related to our telephony service	1,582	5,033
Increase in costs primarily from digital media and linear advertising spots for resale	5,402	1,483
Other net decreases, including costs related to an indefeasible right of use contract recorded in the second quarter of 2020	(4,519)	(2,191)
	$(11,003)	$(23,653)
Programming costs
Programming costs aggregated $695,182 and $1,394,635 for the three and six months ended June 30, 2021 and $702,674 and $1,413,264 for the three and six months ended June 30, 2020, respectively. Our programming costs in 2021 will continue to be impacted by changes in programming rates, which we expect to increase, and by changes in the number of video customers.
Other Operating Expenses
Other operating expenses for the three and six months ended June 30, 2021 amounted to $589,180 and $1,169,613, and for the three and six months ended June 30, 2020 amounted to $542,637 and $1,124,946, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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
The increase in other operating expenses of $46,543 and $44,667, for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 was attributable to the following:

	Three Months	Six Months
Increase in marketing costs	$19,059	$25,119
Increase in repairs and maintenance costs	13,862	21,863
Increase in legal costs, including legal settlements	6,677	11,009
Increase in utility costs primarily due to winter storm Uri in the first quarter of 2021	2,759	8,466
Net increase (decrease) in labor costs and benefits, offset by a decrease in capitalizable activity	3,407	(21,400)
Decrease in bad debt expense	(4,954)	(13,702)
Other net increases	5,733	13,312
	$46,543	$44,667
Restructuring and Other Expense
Restructuring and other expense for the three and six months ended June 30, 2021 amounted to $5,864 and $9,073, as compared to $40,966 and $48,260 for the three and six months ended June 30, 2020, respectively. These amounts primarily related to severance and other employee related costs resulting from headcount reductions, facility realignment costs and impairments of certain ROU assets. We may incur additional restructuring expenses in the future as we continue to analyze our organizational structure.
Depreciation and Amortization
Depreciation and amortization for the three and six months ended June 30, 2021 amounted to $444,327 and $879,184, as compared to $521,794 and $1,069,363 for the three and six months ended June 30, 2020, respectively.
The decrease in depreciation and amortization of $77,467 (15%) and $190,179 (18%) for the three and six months ended June 30, 2021 as compared to the three months ended June 30, 2020 was due to certain fixed assets and intangible assets becoming fully depreciated or amortized, partially offset by the acceleration of amortization in 2020 of certain customer relationship intangible assets. This decrease was partially offset by an increase in depreciation as a result of asset additions.
Adjusted EBITDA
Adjusted EBITDA amounted to $1,104,602 and $2,179,407 for the three and six months ended June 30, 2021 as compared to $1,105,785 and $2,137,164 for the three and six months ended June 30, 2020, respectively.
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
The decrease in Adjusted EBITDA for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was due to an increase in operating expenses (excluding depreciation and amortization, restructuring and other expense and share-based compensation), partially offset by an increase in revenue, as discussed above. The increase in Adjusted EBITDA for the six months ended June 30, 2021 as compared to the three months ended June 30, 2020 was due to the increase in revenue and a decrease in operating expenses (excluding depreciation and amortization, restructuring and other expense and share-based compensation), as discussed above.

Operating Free Cash Flow
Operating free cash flow was $781,498 and $1,643,512 for the three and six months ended June 30, 2021 as compared to $877,062 and $1,609,359 for the three and six months ended June 30, 2020, respectively. The decrease in operating free cash flow for the three months ended June 30, 2021 as compared to the same period in 2020 is due to an increase in capital expenditures and a decrease in Adjusted EBITDA. The increase in operating free cash flow for the six months ended June 30, 2021 as compared to the same period in 2020 is due to an increase in Adjusted EBITDA and a decrease in capital expenditures.
Free Cash Flow
Free cash flow was $406,439 and $943,270 for the three and six months ended June 30, 2021 as compared to $707,253 and $1,001,736 for the three and six months ended June 30, 2020, respectively. The decrease in free cash flow in 2021 as compared to 2020 is primarily due to a decrease in cash flows from operating activities and an increase in capital expenditures.
Interest Expense
Interest expense, net was $319,371 and $635,683 for the three and six months ended June 30, 2021 as compared to $350,874 and $714,426 for the three and six months ended June 30, 2020, respectively. The decrease of $31,503 and $78,743 for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 was attributable to the following:

	Three Months	Six Months
Decrease due primarily to lower interest rates on our indebtedness	$(31,462)	$(80,510)
Lower interest income	87	1,719
Other net increases (decreases), primarily amortization of deferred financing costs and original issue discounts	(128)	48
	$(31,503)	$(78,743)
Gain (Loss) on Investments and Sale of Affiliate Interests, net
Gain (loss) on investments, net was $125,019 and $198,472 for the three and six months ended June 30, 2021 as compared to $197,597 and $(257,876) for the three and six months ended June 30, 2020, respectively and consists primarily of the increase (decrease) in the fair value of Comcast common stock owned by the Company for the periods. The effects of these gains (losses) are partially offset by the losses (gains) on the related equity derivative contracts, net described below.
Gain (Loss) on Derivative Contracts, net
Gain (loss) on derivative contracts, net for the three and six months ended June 30, 2021 amounted to $(98,840) and $(152,405) compared to $(152,061) and $287,800 for the three and six months ended June 30, 2020 and includes realized and unrealized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company. The effects of these gains (losses) are offset by losses (gains) on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.
Gain (Loss) on Interest Rate Swap Contracts, net
Gain (loss) on interest rate swap contracts, net was $(21,574) and $54,079 for the three and six months ended June 30, 2021 compared to $(33,735) and $(88,567) for the three and six months ended June 30, 2020, respectively. These amounts represent the increase or decrease in the fair value of interest rate swap contracts and for the 2020 period also includes the gain recognized in connection with the early termination of two interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes.
Other Income, net
Other income, net amounted to $2,467 and $5,326 for the three and six months ended June 30, 2021 compared to $669 and $1,592 for the three and six months ended June 30, 2020, respectively. These amounts include dividends received on Comcast common stock owned by the Company and the non-service cost/benefit components of the Company's pension plan.

Income Tax Expense
For the three and six months ended June 30, 2021, Altice USA recorded a tax expense of $61,820 and $173,827 on pre-tax income of $262,754 and $653,300, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and state tax expense.
For the three and six months ended June 30, 2020, the Company recorded a tax expense of $58,826 and $75,861 on pre-tax income of $170,303 and $185,800, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and certain state tax expense adjustments, partially offset by a benefit resulting from the Coronavirus Aid, Relief and Economic Security (“CARES Act”) enacted in March 2020.
CSC HOLDINGS, LLC
The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Altice USA, except for the following:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income attributable to Altice USA shareholders	$197,660	$111,264	$471,796	$110,406
Less: items included in Altice USA's consolidated statements of operations:
Income tax expense	2,297	2,197	2,297	14,203
Gain on sale of affiliate interest recorded by Altice USA	—	(1)	—	(347)
Net income attributable to CSC Holdings' sole member	$199,957	$113,460	$474,093	$124,262
Refer to Altice USA's Management's Discussion and Analysis of Financial Condition and Results of Operations herein.
The following is a reconciliation of CSC Holdings' net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$203,231	$113,673	$481,770	$123,795
Income tax expense	59,523	56,629	171,530	61,658
Other income, net	(2,467)	(669)	(5,326)	(1,592)
Loss (gain) on interest rate swap contracts, net	21,574	33,735	(54,079)	88,567
Loss (gain) on derivative contracts, net	98,840	152,061	152,405	(287,800)
Loss (gain) on investments and sales of affiliate interests, net	(125,019)	(197,596)	(198,472)	258,223
Loss on extinguishment of debt and write-off of deferred financing costs	51,712	—	51,712	—
Interest expense, net	319,371	350,874	635,683	714,426
Depreciation and amortization	444,327	521,794	879,184	1,069,363
Restructuring and other expense	5,864	40,966	9,073	48,260
Share-based compensation	27,646	34,318	55,927	62,264
Adjusted EBITDA	1,104,602	1,105,785	2,179,407	2,137,164
Less: Capital expenditures (cash)	323,104	228,723	535,895	527,805
Operating Free Cash Flow	$781,498	$877,062	$1,643,512	$1,609,359

The following is a reconciliation of CSC Holdings' net cash flow from operating activities to Free Cash Flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net cash flows from operating activities	$700,798	$932,069	$1,449,760	$1,529,178
Less: Capital expenditures (cash)	323,104	228,723	535,895	527,805
Free Cash Flow	$377,694	$703,346	$913,865	$1,001,373

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

Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums (excluding accrued interest), as well as interest expense for the six months ended June 30, 2021.

	CSC Holdings Restricted Group	Lightpath	Other Unrestricted Entities	Altice USA/CSC Holdings
Debt outstanding:
Credit facility debt	$7,373,281	$580,951	$—	$7,954,232
Senior guaranteed notes	7,634,269	—	—	7,634,269
Senior secured notes	—	441,101	—	441,101
Senior notes	8,525,528	406,629	—	8,932,157
Subtotal	23,533,078	1,428,681	—	24,961,759
Finance lease obligations	199,792	—	—	199,792
Notes payable and supply chain financing	139,987	—	—	139,987
Subtotal	23,872,857	1,428,681	—	25,301,538
Collateralized indebtedness relating to stock monetizations (a)	—	—	1,687,530	1,687,530
Total debt	$23,872,857	$1,428,681	$1,687,530	$26,989,068
Interest expense:
Credit facility debt, senior notes, finance leases, notes payable and supply chain financing	$563,929	$34,221	$—	$598,150
Collateralized indebtedness relating to stock monetizations (a)	—	—	37,624	37,624
Total interest expense	$563,929	$34,221	$37,624	$635,774

(a)This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts, or (ii) delivering cash from the net proceeds from new monetization contracts.
The following table provides details of our outstanding credit facility debt, net of unamortized discounts and deferred financing costs as of June 30, 2021:

	Maturity Date	Interest Rate	Principal	Carrying Value
CSC Holdings
Revolving Credit Facility (a)	January 31, 2024 (b)	2.35%	$325,000	$317,425
Term Loan B	July 17, 2025	2.32%	2,880,000	2,870,231
Incremental Term Loan B-3	January 15, 2026	2.32%	1,246,313	1,242,339
Incremental Term Loan B-5	April 15, 2027	2.57%	2,962,500	2,943,286
			7,413,813	7,373,281
Lightpath
Revolving Credit Facility (c)	November 30, 2025	—%	—	—
Term Loan	November 30, 2027	3.75%	597,000	580,951
			$8,010,813	$7,954,232

(a)At June 30, 2021, $139,925 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $2,010,075 of the facility was undrawn and available, subject to covenant limitations.
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
Payment Obligations Related to Debt
As of June 30, 2021, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as notes payable and supply chain financing, and the value deliverable at maturity under monetization contracts, but excluding finance lease obligations (see Note 8 to our consolidated financial statements) are as follows:

	CSC Holdings Restricted Group	Lightpath	Other Unrestricted Entities (a)	Altice USA/ CSC Holdings
2021	$1,692,327	$34,757	$16,989	$1,744,073
2022	1,807,356	68,973	33,886	1,910,215
2023	1,085,138	69,358	1,776,378	2,930,874
2024	2,121,442	68,038	—	2,189,480
2025	3,741,703	68,596	—	3,810,299
Thereafter	20,882,121	1,570,335	—	22,452,456
Total	$31,330,087	$1,880,057	$1,827,253	$35,037,397

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
CSC Holdings Credit Facility
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($2,880,000 outstanding at June 30, 2021) (the "CSC Term Loan Facility", and the term loans extended under the CSC Term Loan Facility, the "CSC Term Loans") and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($325,000 outstanding at June 30, 2021) (the "CSC Revolving Credit Facility" and, together with the CSC Term Loan Facility, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016, March 15, 2017, January 12, 2018, October 15, 2018, January 24, 2019, February 7, 2019, May 14, 2019, and October 3, 2019, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
In October 2018, CSC Holdings entered into a $1,275,000 ($1,246,313 outstanding at June 30, 2021) incremental term loan facility (the “Incremental Term Loan B-3”) and in October 2019, CSC Holdings entered into a $3,000,000

($2,962,500 outstanding at June 30, 2021) incremental term loan facility ("Incremental Term Loan B-5") under its existing credit facilities agreement.
See Note 10 to our consolidated financial statements for further information regarding the CSC Credit Facilities Agreement.
CSC Holdings Senior Guaranteed Notes and Senior Notes
In May 2021, CSC Holdings issued $1,500,000 in aggregate principal amount of senior guaranteed notes that bear interest at a rate of 4.500% and mature on November 15, 2031 and $500,000 in aggregate principal amount of senior notes that bear interest at a rate of 5.000% which also mature on November 15, 2031. The net proceeds from the sale of these notes were used to early redeem the $1,498,806 aggregate principal amount of CSC Holdings' 5.500% senior guaranteed notes due May 15, 2026, plus pay accrued interest and the associated premium related to the early redemption of these notes. The remaining proceeds were used for general corporate purposes, including repayment of borrowings under the CSC Holdings revolving credit facility and share repurchases. In connection with the early redemptions, the Company recognized a loss on the extinguishment of debt aggregating $51,712, reflecting the early redemption premium and the write-off of unamortized deferred financing costs on these notes.
See Note 10 of our consolidated financial statements for further details of the Company’s outstanding senior guaranteed notes and senior notes.
Lightpath Debt
Lightpath was financed independently outside of the CSC Holdings restricted group. In September 2020, Lightpath issued $450,000 in aggregate principal amount of senior secured notes and $415,000 in aggregate principal amount of senior notes. Also, in November 2020, Lightpath entered into a credit agreement which provides a term loan in an aggregate principal amount of $600,000 and revolving loan commitments in an aggregate principal amount of $100,000. As of June 30, 2021, there were no borrowings outstanding under the Lightpath revolving credit facility. See Note 10 to our consolidated financial statements for further information regarding the Lightpath credit agreement and the Lightpath senior and senior secured notes.
Capital Expenditures
The following table presents the Company's capital expenditures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Customer premise equipment	$50,399	$45,848	$92,235	$109,183
Network infrastructure	160,896	115,139	277,283	255,202
Support and other	77,921	39,226	107,894	99,852
Business Services	33,888	28,510	58,483	63,568
Capital purchases (cash basis)	$323,104	$228,723	$535,895	$527,805
Right-of-use assets acquired in exchange for finance lease obligations	$39,367	$50,890	$77,715	$78,564
Notes payable issued to vendor for the purchase of equipment and other assets	33,818	11,582	33,818	11,582
Change in accrued and unpaid purchases and other	(22,832)	(11,317)	37,502	34,895
Capital purchases (accrual basis)	$373,457	$279,878	$684,930	$652,846
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

Other Transactions
In April 2021, the Company completed its acquisition of the cable assets of Morris Broadband, LLC in North Carolina for cash of approximately $312,184.
In June 2021, Lightpath completed an acquisition for an aggregate cash purchase price of approximately $28,386, subject to certain closing adjustments as set forth in the asset purchase agreement.
Cash Flow Discussion
Altice USA
Operating Activities
Net cash provided by operating activities amounted to $1,479,165 for the six months ended June 30, 2021 compared to $1,529,541 for the six months ended June 30, 2020.
The 2021 cash provided by operating activities resulted from $1,619,104 of income before depreciation and amortization and non-cash items, a decrease in prepaid expenses and other assets of $31,631, a decrease in accounts receivable of $13,078, an increase in deferred revenue of $5,782, and a net increase in amounts due to affiliates of $6,505, partially offset by a decrease in accounts payable and accrued liabilities of $117,467 and a decrease in liabilities related to interest rate swap contracts of $79,468.
The 2020 cash provided by operating activities resulted from $1,377,837 of income before depreciation and amortization and non-cash items, an increase in liabilities related to interest rate swap contracts of $148,013, a decrease in accounts receivable of $27,522, and a net increase in amounts due to affiliates of $1,588, partially offset by a decrease in accounts payable and accrued expenses of $2,540, an increase in prepaid expenses and other assets of $5,577, and a decrease in deferred revenue of $17,302.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2021 was $877,539 compared to $525,880 for the six months ended June 30, 2020. The 2021 investing activities consisted primarily of capital expenditures of $535,895 and payment for acquisitions of $340,570. The 2020 investing activities consisted primarily of capital expenditures of $527,805.
Financing Activities
Net cash used in financing activities amounted to $659,208 for the six months ended June 30, 2021, compared to net cash provided by financing activities of $247,525 for the six months ended June 30, 2020. In 2021, the Company's financing activities consisted of the repayment of long-term debt of $3,057,469, repurchase of common stock pursuant to a share repurchase program of $725,518, repayment of collateralized indebtedness and related derivative contracts, net of $185,105, and principal payments on finance lease obligations of $37,560, partially offset by proceeds from long-term debt of $3,160,000, proceeds from collateralized indebtedness, net of $185,105, and other net cash receipts of $1,339.
In 2020, the Company's financing activities consisted of the proceeds from long-term debt of $1,925,000, partially offset by the repurchase of common stock pursuant to a share repurchase program of $1,381,235, the repayment of long-term debt of $277,114, principal payments on finance lease obligations of $11,935, and other net cash payments of $7,191.
CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $1,449,760 for the six months ended June 30, 2021, compared to $1,529,178 for the six months ended June 30, 2020. The 2021 cash provided by operating activities resulted from $1,609,653 of income before depreciation and amortization and non-cash items, a decrease in prepaid expenses and other assets of $31,844, a decrease in accounts receivable of $13,078, and an increase deferred revenue of $5,782, partially offset by a decrease in accounts payable and accrued expenses of $117,226, a decrease in liabilities related to interest rate swap contracts of $79,468 and a net increase in amounts due to affiliates of $13,903.
The 2020 cash provided by operating activities resulted from $1,497,012 of income before depreciation and amortization and non-cash items, increases in liabilities related to interest rate swap contracts of $148,013, and a decrease in accounts receivable of $27,522, partially offset by a decrease in accounts payable and accrued liabilities of $2,538, a net decrease in amounts due to affiliates of $114,290, an increase in prepaid expenses and other assets of $9,239, and a decrease in deferred revenue of $17,302.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2021 was $877,539, compared to $526,226 for the six months ended June 30, 2020. The 2021 investing activities consisted primarily of capital expenditures of $535,895 and payment for acquisitions of $340,570. The 2020 investing activities consisted primarily of capital expenditures of $527,805.
Financing Activities
Net cash used in financing activities amounted to $629,531 for the six months ended June 30, 2021, compared to net cash provided by financing activities of $252,377 for the six months ended June 30, 2020. In 2021, the Company's financing activities consisted of distributions to its parent of $685,478, repayment of long-term debt of $3,057,469, repayment of collateralized indebtedness and related derivative contracts, net of $185,105, principal payments on finance lease obligations of $37,560, and other net cash payments of $9,024, partially offset by proceeds from long term debt of $3,160,000 and proceeds from collateralized indebtedness, net of $185,105.
In 2020, the Company's financing activities consisted of proceeds from long-term debt of $1,925,000, partially offset by distributions to its parent of $1,372,733, the repayment of long-term debt of $277,114, principal payments on finance lease obligations of $11,935, and other net cash payments of $10,841.
Commitments and Contingencies
As of June 30, 2021, the Company's commitments and contingencies not reflected in the Company's balance sheet decreased to approximately $5,840,000 as compared to approximately $6,780,000 at December 31, 2020. This decrease relates primarily to payments made pursuant to programming commitments, partially offset by renewed multi-year programming agreements entered into during the six months ended June 30, 2021.
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
For the six months ended June 30, 2021, Altice USA repurchased an aggregate of 21,000,949 shares for a total purchase price of approximately $725,518. From inception through June 30, 2021, Altice USA repurchased an aggregate of 282,914,994 shares for a total purchase price of approximately $7,729,288. These acquired shares were retired and the cost of these shares was recorded in stockholders' deficiency in the consolidated balance sheet of Altice USA.  As of June 30, 2021, Altice USA had approximately $1,270,712 of availability remaining under the incremental share repurchase program and had 457,080,367 combined Class A and Class B shares outstanding.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
All dollar amounts, except per share data, included in the following discussion are presented in thousands.
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2021, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value in our consolidated balance sheets and the collateralized indebtedness is carried at its principal value, net of discounts. These discounts are being amortized over the term of the related indebtedness. The carrying value of our collateralized indebtedness amounted to $1,687,530 at June 30, 2021.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.
As of June 30, 2021, the fair value and the carrying value of our holdings of Comcast common stock aggregated $2,449,308.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $244,931.  As of June 30, 2021, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $400,258, a net liability position.  For the six months ended June 30, 2021, we recorded a net loss of $152,405 related to our outstanding equity derivative contracts and recorded an unrealized gain of $198,453 related to the Comcast common stock that we held.

Fair Value of Equity Derivative Contracts
Fair value as of December 31, 2020, net liability position	$(247,853)
Change in fair value, net	(152,405)
Fair value as of June 30, 2021, net liability position	$(400,258)
The maturity date, number of shares deliverable at the relevant maturity date, hedge price per share, and the lowest and highest cap prices received for the Comcast common stock monetized via an equity derivative prepaid forward contract are summarized in the following table:

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
Fair Value of Debt
At June 30, 2021, the fair value of our fixed rate debt of $19,469,312 was higher than its carrying value of $18,835,044 by $634,268.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their principal values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2021 would increase the estimated fair value of our fixed rate debt by $828,782 to $20,298,094.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values in our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. See Note 11 to our Consolidated Financial Statements for a summary of interest rate swap contracts outstanding at June 30, 2021. The Company's outstanding interest rate swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statement of operations. For the six months ended June 30, 2021, the Company recorded a gain on interest rate swap contracts of $54,079.

The following represents the location of the assets and liabilities associated with the Company's equity derivative contracts and interest rate swap contracts within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at June 30, 2021
Asset Derivatives:
Interest rate swap contracts	Derivative contracts, short-term	$3,967
Prepaid forward contracts	Derivative contracts, short-term	—
Interest rate swap contracts	Derivative contracts, long-term	—
		3,967
Liability Derivatives:
Interest rate swap contracts	Other current liabilities	—
Prepaid forward contracts	Other current liabilities	(9,898)
Prepaid forward contracts	Liabilities under derivative contracts, long-term	(400,258)
Interest rate swap contracts	Liabilities under derivative contracts, long-term	(179,993)
		$(590,149)
As of June 30, 2021, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control
During the six months ended June 30, 2021, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
Governmental and non-governmental initiatives to reduce the transmission of COVID-19, such as the imposition of restrictions on work and public gatherings and the promotion of social distancing, along with new government service, collection, pricing or rebate mandates, have impacted and will continue to impact our operations and financial results. These measures include New Jersey executive orders enacted in April and October 2020 that required us to maintain broadband service and not impose late fees for certain non-paying customers and recent New York legislation enacted in May 2021 that required us, to maintain broadband, video and voice services for certain non-paying customers through June 24, 2021 and offer deferred payment plans and maintain these services to certain customers experiencing financial difficulty through December 21, 2021. Our suppliers and vendors also may be affected by such measures in their ability to provide products and services to us and these measures could also make it more difficult for us to serve our customers.
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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c)    Purchases of Equity Securities by the Issuer
Set forth below is information related to transactions under the Company's share repurchase program for the quarter ended June 30, 2021.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

April 1- April 30	3,674,313	$34.02	280,768,055	$1,348,542,636
May 1- May 31	1,356,939	36.84	282,124,994	1,298,552,420
June 1 - June 30	790,000	35.22	282,914,994	1,270,712,270

(1)On June 8, 2018, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of Altice USA Class A common stock. On July 30, 2019, the Board of Directors authorized an incremental three-year share repurchase program of $5.0 billion, to take effect following the completion of the June 2018 repurchase program. In November 2020, the Board of Directors authorized an additional incremental $2.0 billion of share repurchases bringing the total amount of cumulative share repurchases authorized to $9.0 billion. Under these repurchase programs, shares of Altice USA Class A common stock may be purchased from time to time in the open market and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The programs do not have an expiration date and may be suspended at any time at the discretion of the Board of Directors.
(2)This column reflects the cumulative number of shares acquired pursuant to the repurchase program at the end of the respective period.

Item 6.        Exhibits

EXHIBIT NO.	DESCRIPTION

4.1	Senior Notes Indenture, dated as of May 13, 2021 between CSC Holdings, LLC as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K (File No. 001-38126) filed on May 13, 2021).
4.2	Senior Guaranteed Notes Indenture, dated as of May 13, 2021 between, inter alios, CSC Holdings, LLC as Issuer, the Guarantors set forth therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K (File No. 001-38126) filed on May 13, 2021).
31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101	The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 filed with the Securities and Exchange Commission on July 28, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders' Equity (Deficiency); (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.
104	The cover page from this quarterly report on Form 10-Q formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.

Date:	July 28, 2021		/s/ Michael J. Grau
		By:	Michael J. Grau Chief Financial Officer