Form 10-Q
period 2021-09-30
Altice USA, Inc.
filed 2021-11-05
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	NYSE

Number of shares of common stock outstanding as of October 29, 2021	454,653,611

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

Item 1. Financial Statements

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$232,452	$278,422
Restricted cash	264	264
Accounts receivable, trade (less allowance for doubtful accounts of $24,369 and $25,198)	434,011	442,581
Prepaid expenses and other current assets	170,555	200,252
Amounts due from affiliates	3,892	4,262
Derivative contracts	3,555	50,785
Total current assets	844,729	976,566
Property, plant and equipment, net of accumulated depreciation of $7,002,823 and $6,431,843	6,092,271	5,805,996
Right-of-use operating lease assets	227,059	241,342
Investment securities pledged as collateral	2,402,486	2,250,854
Derivative contracts	—	4,774
Other assets	81,928	87,429
Amortizable intangibles, net of accumulated amortization of $4,891,643 and $4,409,312	2,361,507	2,781,116
Indefinite-lived cable television franchises	13,216,355	13,068,017
Goodwill	8,206,365	8,160,566
Total assets	$33,432,700	$33,376,660

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except share and per share amounts)

	September 30, 2021 (Unaudited)	December 31, 2020
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$892,694	$795,576
Interest payable	237,068	252,060
Accrued employee related costs	125,492	142,116
Amounts due to affiliates	20,972	8,538
Deferred revenue	109,522	109,798
Debt	1,889,730	1,245,713
Other current liabilities	393,417	544,302
Total current liabilities	3,668,895	3,098,103
Other liabilities	146,743	192,563
Deferred tax liability	5,105,353	5,006,167
Liabilities under derivative contracts	518,246	523,150
Right-of-use operating lease liability	244,317	257,424
Long-term debt, net of current maturities	24,881,833	25,476,629
Total liabilities	34,565,387	34,554,036
Commitments and contingencies (Note 16)
Redeemable equity	—	25,763
Stockholders' Deficiency:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 268,886,795 shares issued and 268,865,047 shares outstanding as of September 30, 2021 and 297,203,087 shares issued and 290,573,672 shares outstanding as of December 31, 2020	2,689	2,972
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 185,788,232 shares outstanding as of September 30, 2021 and 185,895,903 shares outstanding as of December 31, 2020	1,858	1,859
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	—	—
Accumulated deficit	(1,100,497)	(985,641)
	(1,095,950)	(980,810)
Treasury stock, at cost (21,748 and 6,629,415 Class A common shares at September 30, 2021 and December 31, 2020, respectively)	—	(163,866)
Accumulated other comprehensive income	9,421	3,646
Total Altice USA stockholders' deficiency	(1,086,529)	(1,141,030)
Noncontrolling interests	(46,158)	(62,109)
Total stockholders' deficiency	(1,132,687)	(1,203,139)
Total liabilities and stockholders' deficiency	$33,432,700	$33,376,660

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue (including revenue from affiliates of $3,277, $4,188, $9,718 and $11,055 respectively) (See Note 15)	$2,574,882	$2,433,986	$7,569,711	$7,359,221
Operating expenses:
Programming and other direct costs (including charges from affiliates of $5,294, $3,621, $12,026 and $7,548, respectively) (See Note 15)	843,909	783,934	2,545,645	2,509,323
Other operating expenses (including charges from affiliates of $3,274, $2,413, $9,149 and $8,515, respectively) (See Note 15)	590,519	558,092	1,760,132	1,683,038
Restructuring and other expense	1,885	40,419	10,958	88,679
Depreciation and amortization (including impairments)	447,958	502,248	1,327,142	1,571,611
	1,884,271	1,884,693	5,643,877	5,852,651
Operating income	690,611	549,293	1,925,834	1,506,570
Other income (expense):
Interest expense	(319,033)	(322,618)	(954,807)	(1,038,854)
Interest income	32	164	123	1,974
Gain (loss) on investments and sale of affiliate interests, net	(46,821)	314,177	151,651	56,301
Gain (loss) on derivative contracts, net	43,385	(261,597)	(109,020)	26,203
Gain (loss) on interest rate swap contracts, net	5,521	(158)	59,600	(88,725)
Loss on extinguishment of debt and write-off of deferred financing costs	—	(250,489)	(51,712)	(250,489)
Other income, net	2,280	1,685	7,606	3,277
	(314,636)	(518,836)	(896,559)	(1,290,313)
Income before income taxes	375,975	30,457	1,029,275	216,257
Income tax expense	(105,226)	(33,186)	(279,053)	(109,047)
Net income (loss)	270,749	(2,729)	750,222	107,210
Net income attributable to noncontrolling interests	(3,896)	(1,966)	(11,573)	(1,499)
Net income (loss) attributable to Altice USA, Inc. stockholders	$266,853	$(4,695)	$738,649	$105,711
Income (loss) per share:
Basic income (loss) per share	$0.59	$(0.01)	$1.61	$0.18
Basic weighted average common shares (in thousands)	454,049	571,031	460,023	593,262

Diluted income (loss) per share	$0.58	$(0.01)	$1.59	$0.18
Diluted weighted average common shares (in thousands)	457,163	571,031	465,349	595,479
Cash dividends declared per common share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$270,749	$(2,729)	$750,222	$107,210
Other comprehensive income (loss):
Defined benefit pension plans:
Unrecognized actuarial gain (loss)	(1,551)	5,183	9,984	(6,406)
Applicable income taxes	413	(1,374)	(2,657)	1,724
Unrecognized gain (loss) arising during period, net of income taxes	(1,138)	3,809	7,327	(4,682)
Amortization of actuarial gains	(11)	—	(11)	—
Applicable income taxes	3	—	3	—
Amortization of actuarial gains included in other expense, net of tax	(8)	—	(8)	—
Settlement loss (gain) included in other expense, net	(522)	122	(1,917)	895
Applicable income taxes	139	(39)	512	(246)
Settlement loss (gain) included in other expense, net, net of income taxes	(383)	83	(1,405)	649
Foreign currency translation adjustment	(619)	(582)	(140)	(1,523)
Applicable income taxes	—	—	—	—
Foreign currency translation adjustment, net	(619)	(582)	(140)	(1,523)
Other comprehensive income (loss)	(2,148)	3,310	5,774	(5,556)
Comprehensive income	268,601	581	755,996	101,654
Comprehensive income attributable to noncontrolling interests	(3,896)	(1,966)	(11,573)	(1,499)
Comprehensive income (loss) attributable to Altice USA, Inc. stockholders	$264,705	$(1,385)	$744,423	$100,155

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2021	$2,972	$1,859	$—	$(985,641)	$(163,866)	$3,646	$(1,141,030)	$(62,109)	$(1,203,139)
Net income attributable to stockholders	—	—	—	274,136	—	—	274,136	—	274,136
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	4,403	4,403
Pension liability adjustments, net of income taxes	—	—	—	—	—	6,356	6,356	—	6,356
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	619	619	—	619
Share-based compensation expense (equity classified)	—	—	—	27,964	—	—	27,964	—	27,964
Redeemable equity vested	—	—	—	20,131	—	—	20,131	—	20,131
Change in redeemable equity	—	—	—	2,528	—	—	2,528	—	2,528
Class A shares acquired through share repurchase program and retired	(152)	—	—	(522,521)	—	—	(522,673)	—	(522,673)
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—	—	—
Issuance of common shares pursuant to employee long term incentive plan	1	—	—	2,037	6	—	2,044	—	2,044
Other	—	—	—	(4,244)	—	—	(4,244)	4,302	58
Balance at March 31, 2021	$2,822	$1,858	$—	$(1,185,610)	$(163,860)	$10,621	$(1,334,169)	$(53,404)	$(1,387,573)
Net income attributable to stockholders	—	—	—	197,660	—	—	197,660	—	197,660
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	3,274	3,274
Pension liability adjustments, net of income taxes	—	—	—	—	—	1,088	1,088	—	1,088
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(140)	(140)	—	(140)
Share-based compensation expense (equity classified)	—	—	—	27,385	—	—	27,385	—	27,385
Redeemable equity vested	—	—	—	3,618	—	—	3,618	—	3,618
Change in redeemable equity	—	—	—	(514)	—	—	(514)	—	(514)
Class A shares acquired through share repurchase program and retired	(58)	—	—	(202,787)	—	—	(202,845)	—	(202,845)
Issuance of common shares pursuant to employee long term incentive plan	8	—	—	(488)	9,365	—	8,885	—	8,885
Retirement of treasury stock	(59)	—	—	(154,436)	154,495	—	—	—	—
Other		—	—	92	—	—	92	76	168
Balance at June 30, 2021	$2,713	$1,858	$—	$(1,315,080)	$—	$11,569	$(1,298,940)	$(50,054)	$(1,348,994)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Deficiency	Non-controlling Interest	Total Deficiency
Balance at June 30, 2021	$2,713	$1,858	$—	$(1,315,080)	$—	$11,569	$(1,298,940)	$(50,054)	$(1,348,994)
Net income attributable to stockholders	—	—	—	266,853	—	—	266,853	—	266,853
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	3,896	3,896
Pension liability adjustments, net of income taxes	—	—	—	—	—	(1,529)	(1,529)	—	(1,529)
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(619)	(619)	—	(619)
Share-based compensation expense (equity classified)	—	—	—	24,172	—	—	24,172	—	24,172
Class A shares acquired through share repurchase program and retired	(26)	—	—	(79,384)	—	—	(79,410)	—	(79,410)
Issuance of common shares pursuant to employee long term incentive plan	2	—	—	2,956	—	—	2,958	—	2,958
Other	—	—	—	(14)	—	—	(14)	—	(14)
Balance at September 30, 2021	$2,689	$1,858	$—	$(1,100,497)	$—	$9,421	$(1,086,529)	$(46,158)	$(1,132,687)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2020	$4,572	$1,862	$2,039,918	$390,766	$(163,904)	$(3,250)	$2,269,964	$9,298	$2,279,262
Net loss attributable to stockholders	—	—	—	(858)	—	—	(858)	—	(858)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(680)	(680)
Pension liability adjustments, net of income taxes	—	—	—	—	—	(9,503)	(9,503)	—	(9,503)
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(424)	(424)	—	(424)
Share-based compensation expense	—	—	27,370	—	—	—	27,370	—	27,370
Redeemable equity vested	—	—	29,479	—	—	—	29,479	—	29,479
Change in redeemable equity	—	—	13,260	—	—	—	13,260	—	13,260
Class A shares acquired through share repurchase program and retired	(312)	—	(749,686)	—	—	—	(749,998)	—	(749,998)
Issuance of common shares pursuant to employee long term incentive plan	1	—	2,495	—	11	—	2,507	—	2,507
Balance at March 31, 2020	$4,261	$1,862	$1,362,836	$389,908	$(163,893)	$(13,177)	$1,581,797	$8,618	$1,590,415
Net income attributable to stockholders	—	—	—	111,264	—	—	111,264	—	111,264
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	213	213
Pension liability adjustments, net of income taxes	—	—	—	—	—	1,576	1,576	—	1,576
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(517)	(517)	—	(517)
Share-based compensation expense	—	—	33,683	—	—	—	33,683	—	33,683
Redeemable equity vested	—	—	59,081	—	—	—	59,081	—	59,081
Change in redeemable equity	—	—	(8,764)	—	—	—	(8,764)	—	(8,764)
Class A shares acquired through share repurchase program and retired	(258)	—	(630,979)	—	—	—	(631,237)	—	(631,237)
Issuance of common shares pursuant to employee long term incentive plan	2	—	1,939	—	24	—	1,965	—	1,965
Balance at June 30, 2020	$4,005	$1,862	$817,796	$501,172	$(163,869)	$(12,118)	$1,148,848	$8,831	$1,157,679

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at June 30, 2020	$4,005	$1,862	$817,796	$501,172	$(163,869)	$(12,118)	$1,148,848	$8,831	$1,157,679
Net loss attributable to stockholders	—	—	—	(4,695)	—	—	(4,695)	—	(4,695)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	1,966	1,966
Pension liability adjustments, net of income taxes	—	—	—	—	—	3,894	3,894	—	3,894
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(582)	(582)	—	(582)
Share-based compensation expense	—	—	34,057	—	—	—	34,057	—	34,057
Redeemable equity vested	—	—	5,219	—	—	—	5,219	—	5,219
Change in redeemable equity	—	—	(5,734)	—	—	—	(5,734)	—	(5,734)
Class A shares acquired through share repurchase program and retired	(169)	—	(448,684)	—	—	—	(448,853)	—	(448,853)
Conversion of Class B to Class A shares	2	(2)	—	—	—	—	—	—	—
Issuance of common shares pursuant to employee long term incentive plan	1	—	2,389	—	2	—	2,392	—	2,392
Balance at September 30, 2020	$3,839	$1,860	$405,043	$496,477	$(163,867)	$(8,806)	$734,546	$10,797	$745,343

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$750,222	$107,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,327,142	1,571,611
Loss (gain) on investments and sale of affiliate interests, net	(151,651)	(56,301)
Loss (gain) on derivative contracts, net	109,020	(26,203)
Loss on extinguishment of debt and write-off of deferred financing costs	51,712	250,489
Amortization of deferred financing costs and discounts (premiums) on indebtedness	69,176	69,296
Share-based compensation expense	80,277	96,974
Deferred income taxes	97,046	66,983
Decrease in right-of-use assets	32,694	34,778
Provision for doubtful accounts	46,448	50,383
Other	1,434	30,466
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(35,077)	4,419
Prepaid expenses and other assets	33,381	(5,976)
Amounts due from and due to affiliates	12,804	3,377
Accounts payable and accrued liabilities	(121,503)	(132,216)
Deferred revenue	(24,829)	(14,908)
Liabilities related to interest rate swap contracts	(100,817)	138,279
Net cash provided by operating activities	2,177,479	2,188,661
Cash flows from investing activities:
Capital expenditures	(845,067)	(729,377)
Payment for acquisitions, net of cash acquired	(340,444)	(150,115)
Other, net	(2,285)	4,827
Net cash used in investing activities	(1,187,796)	(874,665)
Cash flows from financing activities:
Proceeds from long-term debt	3,310,000	6,197,046
Repayment of long-term debt	(3,483,026)	(5,374,522)
Proceeds from collateralized indebtedness and related derivative contracts, net	185,105	—
Repayment of collateralized indebtedness and related derivative contracts, net	(185,105)	—
Principal payments on finance lease obligations	(60,257)	(24,692)
Purchase of shares of Altice USA Class A common stock, pursuant to a share repurchase program	(804,928)	(1,814,689)
Other	2,698	(13,451)
Net cash used in financing activities	(1,035,513)	(1,030,308)
Net increase (decrease) in cash and cash equivalents	(45,830)	283,688
Effect of exchange rate changes on cash and cash equivalents	(140)	(1,523)
Net increase (decrease) in cash and cash equivalents	(45,970)	282,165
Cash, cash equivalents and restricted cash at beginning of year	278,686	702,160
Cash, cash equivalents and restricted cash at end of period	$232,716	$984,325

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$229,895	$277,938
Restricted cash	264	264
Accounts receivable, trade (less allowance for doubtful accounts of $24,369 and $25,198)	434,011	442,581
Prepaid expenses and other current assets	170,555	200,252
Amounts due from affiliates	3,892	4,262
Derivative contracts	3,555	50,785
Total current assets	842,172	976,082
Property, plant and equipment, net of accumulated depreciation of $7,002,823 and $6,431,843	6,092,271	5,805,996
Right-of-use operating lease assets	227,059	241,342
Investment securities pledged as collateral	2,402,486	2,250,854
Derivative contracts	—	4,774
Other assets	81,928	87,429
Amortizable intangibles, net of accumulated amortization of $4,891,643 and $4,409,312	2,361,507	2,781,116
Indefinite-lived cable television franchises	13,216,355	13,068,017
Goodwill	8,206,365	8,160,566
Total assets	$33,430,143	$33,376,176

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except per membership unit amounts)
	September 30, 2021 (Unaudited)	December 31, 2020
LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$892,694	$795,576
Interest payable	237,068	252,060
Accrued employee related costs	125,492	142,116
Amounts due to affiliates	20,972	8,538
Deferred revenue	109,522	109,798
Debt	1,889,730	1,245,713
Other current liabilities	393,417	543,834
Total current liabilities	3,668,895	3,097,635
Other liabilities	146,743	192,563
Deferred tax liability	5,121,419	5,033,980
Liabilities under derivative contracts	518,246	523,150
Right-of-use operating lease liability	244,317	257,424
Long-term debt, net of current maturities	24,881,833	25,476,629
Total liabilities	34,581,453	34,581,381
Commitments and contingencies (Note 16)
Redeemable equity	—	25,763

Member's deficiency (100 membership units issued and outstanding)	(1,114,573)	(1,172,505)
Accumulated other comprehensive income	9,421	3,646
Total member's deficiency	(1,105,152)	(1,168,859)
Noncontrolling interest	(46,158)	(62,109)
Total deficiency	(1,151,310)	(1,230,968)
Total liabilities and member's deficiency	$33,430,143	$33,376,176

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue (including revenue from affiliates of $3,277, $4,188, $9,718 and $11,055 respectively) (See Note 15)	$2,574,882	$2,433,986	$7,569,711	$7,359,221
Operating expenses:
Programming and other direct costs (including charges from affiliates of $5,294, $3,621, $12,026 and $7,548, respectively) (See Note 15)	843,909	783,934	2,545,645	2,509,323
Other operating expenses (including charges from affiliates of $3,274, $2,413, $9,149 and $8,515, respectively) (See Note 15)	590,519	558,092	1,760,132	1,683,038
Restructuring and other expense	1,885	40,419	10,958	88,679
Depreciation and amortization (including impairments)	447,958	502,248	1,327,142	1,571,611
	1,884,271	1,884,693	5,643,877	5,852,651
Operating income	690,611	549,293	1,925,834	1,506,570
Other income (expense):
Interest expense	(319,033)	(322,618)	(954,807)	(1,038,854)
Interest income	32	164	123	1,974
Gain (loss) on investments and sale of affiliate interests, net	(46,821)	313,978	151,651	55,755
Gain (loss) on derivative contracts, net	43,385	(261,597)	(109,020)	26,203
Gain (loss) on interest rate swap contracts, net	5,521	(158)	59,600	(88,725)
Loss on extinguishment of debt and write-off of deferred financing costs	—	(250,489)	(51,712)	(250,489)
Other income, net	2,280	1,685	7,606	3,277
	(314,636)	(519,035)	(896,559)	(1,290,859)
Income before income taxes	375,975	30,258	1,029,275	215,711
Income tax expense	(105,226)	(33,132)	(276,756)	(94,790)
Net income (loss)	270,749	(2,874)	752,519	120,921
Net loss attributable to noncontrolling interests	(3,896)	(1,966)	(11,573)	(1,499)
Net income (loss) attributable to CSC Holdings, LLC sole member	$266,853	$(4,840)	$740,946	$119,422

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$270,749	$(2,874)	$752,519	$120,921
Other comprehensive income (loss):
Defined benefit pension plans:
Unrecognized actuarial gain (loss)	(1,551)	5,183	9,984	(6,406)
Applicable income taxes	413	(1,374)	(2,657)	1,724
Unrecognized gain (loss) arising during period, net of income taxes	(1,138)	3,809	7,327	(4,682)
Amortization of actuarial gains	(11)	—	(11)	—
Applicable income taxes	3	—	3	—
Amortization of actuarial gains included in other expense, net of tax	(8)	—	(8)	—
Settlement loss (gain) included in other expense, net	(522)	122	(1,917)	895
Applicable income taxes	139	(39)	512	(246)
Settlement loss (gain) included in other expense, net, net of income taxes	(383)	83	(1,405)	649
Foreign currency translation adjustment	(619)	(582)	(140)	(1,523)
Applicable income taxes	—	—	—	—
Foreign currency translation adjustment, net	(619)	(582)	(140)	(1,523)
Other comprehensive income (loss)	(2,148)	3,310	5,774	(5,556)
Comprehensive income	268,601	436	758,293	115,365
Comprehensive income attributable to noncontrolling interests	(3,896)	(1,966)	(11,573)	(1,499)
Comprehensive income (loss) attributable to CSC Holdings, LLC's sole member	$264,705	$(1,530)	$746,720	$113,866

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S EQUITY (DEFICIENCY)
(In thousands)
(Unaudited)

	Member's Deficiency	Accumulated Other Comprehensive Income	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2021	$(1,172,505)	$3,646	$(1,168,859)	$(62,109)	$(1,230,968)
Net income attributable to CSC Holdings' sole member	274,136	—	274,136	—	274,136
Net income attributable to noncontrolling interests	—	—	—	4,403	4,403
Pension liability adjustments, net of income taxes	—	6,356	6,356	—	6,356
Foreign currency translation adjustment, net of income taxes	—	619	619	—	619
Share-based compensation expense (equity classified)	27,964	—	27,964	—	27,964
Redeemable equity vested	20,131	—	20,131	—	20,131
Change in redeemable equity	2,528	—	2,528	—	2,528
Cash distributions to parent	(501,000)	—	(501,000)	—	(501,000)
Non-cash distributions to parent	(748)	—	(748)	—	(748)
Other	(4,056)	—	(4,056)	4,302	246
Balance at March 31, 2021	(1,353,550)	10,621	(1,342,929)	(53,404)	(1,396,333)
Net income attributable to CSC Holdings' sole member	199,957	—	199,957	—	199,957
Net income attributable to noncontrolling interests	—	—	—	3,274	3,274
Pension liability adjustments, net of income taxes	—	1,088	1,088	—	1,088
Foreign currency translation adjustment, net of income taxes	—	(140)	(140)	—	(140)
Share-based compensation expense (equity classified)	27,385	—	27,385	—	27,385
Redeemable equity vested	3,618	—	3,618	—	3,618
Change in redeemable equity	(514)	—	(514)	—	(514)
Cash distributions to parent	(184,478)	—	(184,478)	—	(184,478)
Non-cash distributions to parent	(19,660)		(19,660)		(19,660)
Other	257	—	257	76	333
Balance at June 30, 2021	(1,326,985)	11,569	(1,315,416)	(50,054)	(1,365,470)
Net income attributable to CSC Holdings' sole member	266,853	—	266,853	—	266,853
Net income attributable to noncontrolling interests	—	—	—	3,896	3,896
Pension liability adjustments, net of income taxes	—	(1,529)	(1,529)	—	(1,529)
Foreign currency translation adjustment	—	(619)	(619)	—	(619)
Share-based compensation expense	24,172	—	24,172	—	24,172
Cash distributions to parent	(77,957)	—	(77,957)	—	(77,957)
Non-cash distributions to parent	(754)	—	(754)	—	(754)
Other	98	—	98	—	98
Balance at September 30, 2021	$(1,114,573)	$9,421	$(1,105,152)	$(46,158)	$(1,151,310)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S EQUITY (DEFICIENCY) (Continued)
(In thousands)
(Unaudited)

	Member's Equity	Accumulated Other Comprehensive Loss	Total Member's Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2020	$2,047,397	$(3,250)	$2,044,147	$9,298	$2,053,445
Net income attributable to CSC Holdings' sole member	10,802	—	10,802	—	10,802
Net loss attributable to noncontrolling interests	—	—	—	(680)	(680)
Pension liability adjustments, net of income taxes	—	(9,503)	(9,503)	—	(9,503)
Foreign currency translation adjustment, net of income taxes	—	(424)	(424)	—	(424)
Share-based compensation expense	27,370	—	27,370	—	27,370
Redeemable equity vested	29,479	—	29,479	—	29,479
Change in redeemable equity	13,260	—	13,260	—	13,260
Cash distributions to parent	(720,350)	—	(720,350)	—	(720,350)
Non-cash distributions to parent	(150,602)	—	(150,602)	—	(150,602)
Balance at March 31, 2020	1,257,356	(13,177)	1,244,179	8,618	1,252,797
Net income attributable to CSC Holdings' sole member	113,460	—	113,460	—	113,460
Net income attributable to noncontrolling interests	—	—	—	213	213
Pension liability adjustments, net of income taxes	—	1,576	1,576	—	1,576
Foreign currency translation adjustment	—	(517)	(517)	—	(517)
Share-based compensation expense	33,683	—	33,683	—	33,683
Redeemable equity vested	59,081	—	59,081	—	59,081
Change in redeemable equity	(8,764)	—	(8,764)	—	(8,764)
Cash distributions to parent	(652,383)	—	(652,383)	—	(652,383)
Non-cash contributions from parent	35,415	—	35,415	—	35,415
Balance at June 30, 2020	837,848	(12,118)	825,730	8,831	834,561
Net loss attributable to CSC Holdings' sole member	(4,840)	—	(4,840)	—	(4,840)
Net income attributable to noncontrolling interests	—	—	—	1,966	1,966
Pension liability adjustments, net of income taxes	—	3,894	3,894	—	3,894
Foreign currency translation adjustment	—	(582)	(582)	—	(582)
Share-based compensation expense	34,057	—	34,057	—	34,057
Redeemable equity vested	5,219	—	5,219	—	5,219
Change in redeemable equity	(5,734)	—	(5,734)	—	(5,734)
Cash distributions to parent	(431,100)	—	(431,100)	—	(431,100)
Non-cash contributions from parent	52,421	—	52,421	—	52,421
Balance at September 30, 2020	$487,871	$(8,806)	$479,065	$10,797	$489,862

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$752,519	$120,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,327,142	1,571,611
Loss (gain) on investments and sale of affiliate interests, net	(151,651)	(55,755)
Loss (gain) on derivative contracts, net	109,020	(26,203)
Loss on extinguishment of debt and write-off of deferred financing costs	51,712	250,489
Amortization of deferred financing costs and discounts (premiums) on indebtedness	69,176	69,296
Share-based compensation expense	80,277	96,974
Deferred income taxes	85,298	119,780
Decrease in right-of-use assets	32,694	34,778
Provision for doubtful accounts	46,448	50,383
Other	1,434	30,466
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(35,077)	4,419
Prepaid expenses and other assets	33,281	(5,976)
Amounts due from and due to affiliates	(8,358)	(60,540)
Accounts payable and accrued liabilities	(120,934)	(132,211)
Deferred revenue	(24,829)	(14,908)
Liabilities related to interest rate swap contracts	(100,817)	138,279
Net cash provided by operating activities	2,147,335	2,191,803
Cash flows from investing activities:
Capital expenditures	(845,067)	(729,377)
Payments for acquisitions, net of cash acquired	(340,444)	(150,115)
Other, net	(2,285)	619
Net cash used in investing activities	(1,187,796)	(878,873)
Cash flows from financing activities:
Proceeds from long-term debt	3,310,000	6,197,046
Repayment of long-term debt	(3,483,026)	(5,374,522)
Proceeds from collateralized indebtedness and related derivative contracts, net	185,105	—
Repayment of collateralized indebtedness and related derivative contracts, net	(185,105)	—
Distributions to parent	(763,435)	(1,803,833)
Principal payments on finance lease obligations	(60,257)	(24,692)
Other	(10,724)	(19,164)
Net cash used in financing activities	(1,007,442)	(1,025,165)
Net increase (decrease) in cash and cash equivalents	(47,903)	287,765
Effect of exchange rate changes on cash and cash equivalents	(140)	(1,523)
Net increase (decrease) in cash and cash equivalents	(48,043)	286,242
Cash, cash equivalents and restricted cash at beginning of year	278,202	698,003
Cash, cash equivalents and restricted cash at end of period	$230,159	$984,245

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
The accompanying consolidated financial statements ("consolidated financial statements") of Altice USA include the accounts of Altice USA and its majority-owned subsidiaries and the accompanying consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Altice USA is a holding company and has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Altice USA. The consolidated balance sheets and statements of operations of Altice USA are essentially identical to the consolidated balance sheets and statements of operations of CSC Holdings, with the following exceptions: Altice USA primarily has additional cash and deferred taxes on its consolidated balance sheet. In addition, CSC Holdings and its subsidiaries have certain intercompany receivables from and payables to Altice USA. Differences between Altice USA's results of operations and those of CSC Holdings for the three and nine months ended September 30, 2021 include income taxes recorded by Altice USA and for the three and nine months ended September 30, 2020 include gain on investments and sale of affiliate interests, net and income tax expense recorded by Altice USA.
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
For the nine months ended September 30, 2021, Altice USA repurchased an aggregate of 23,593,728 shares for a total purchase price of approximately $804,928. From inception through September 30, 2021, Altice USA repurchased an aggregate of 285,507,773 shares for a total purchase price of approximately $7,808,698. These acquired shares were retired and the cost of these shares was recorded in stockholders' deficiency in the consolidated balance sheet of Altice USA.  As of September 30, 2021, Altice USA had approximately $1,191,302 of availability remaining under the incremental share repurchase program and had 454,653,279 combined Class A and Class B shares outstanding.
Common Stock of Altice USA
The following table provides details of Altice USA's shares of common stock outstanding:

	Shares of Common Stock Outstanding
	Class A Common Stock	Class B Common Stock
Balance at December 31, 2020	290,573,672	185,895,903
Conversion of Class B common stock to Class A common stock	107,671	(107,671)
Option exercises	1,080,548	—
Repurchase and retirement of Class A common shares in connection with the Company's share repurchase plan (discussed above)	(23,593,728)	—
Treasury shares reissued	696,884	—
Balance at September 30, 2021	268,865,047	185,788,232
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 4.    REVENUE
The following table presents the composition of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Broadband	$989,410	$941,237	$2,952,136	$2,747,129
Video	877,422	867,021	2,675,861	2,766,608
Telephony	99,943	115,995	310,298	358,347
Residential revenue	1,966,775	1,924,253	5,938,295	5,872,084
Business services and wholesale revenue	440,813	362,215	1,180,039	1,092,309
News and advertising	143,625	124,177	380,462	326,348
Mobile	20,456	19,722	60,355	57,944
Other	3,213	3,619	10,560	10,536
Total revenue	$2,574,882	$2,433,986	$7,569,711	$7,359,221
The Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  In instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three and nine months ended September 30, 2021, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $63,841 and $195,735, respectively. For the three and nine months ended September 30, 2020, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $63,264 and $193,454, respectively.
Customer Contract Costs
Deferred enterprise commission costs are included in other noncurrent assets in the consolidated balance sheets and totaled $18,353 and $19,959 as of September 30, 2021 and December 31, 2020, respectively.
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
Concentration of Credit Risk
The Company had one customer that represented 10% or more of its consolidated net trade receivables at September 30, 2021, however the Company did not have a single customer that represented 10% or more of its consolidated revenues for the three or nine months ended September 30, 2021.

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
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income per share attributable to Altice USA stockholders for the three and nine months ended September 30, 2021 and the nine months ended September 30, 2020:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021	2020
	(in thousands)
Basic weighted average shares outstanding	454,049	460,023	593,262
Effect of dilution:
Stock options	3,114	5,311	2,200
Restricted stock	—	15	17
Diluted weighted average shares outstanding	457,163	465,349	595,479

Weighted average shares excluded from diluted weighted average shares outstanding:
Anti-dilutive shares	26,453	9,381	25,649
Performance stock units and restricted stock whose performance metrics have not been achieved.	8,618	8,704	8,139
Diluted net loss per common share attributable to Altice USA stockholders for the three months ended September 30, 2020 excludes the effects of weighted average common stock equivalents of 30,651, as they were anti-dilutive. It also excludes performance stock units and restricted stock aggregating 8,893 as the performance metrics had not been achieved.
Net income (loss) per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Altice USA.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
The Company's non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2021	2020
Non-Cash Investing and Financing Activities:
Altice USA and CSC Holdings:
Property and equipment accrued but unpaid	$238,163	$217,927
Notes payable issued to vendor for the purchase of equipment and other assets	61,316	86,132
Unsettled purchases of shares of Altice USA, Inc. Class A common stock, pursuant to a share repurchase program	—	15,399
Right-of-use assets acquired in exchange for finance lease obligations	107,708	110,800
Other non-cash investing and financing transactions	500	10,032
CSC Holdings:
Distributions to parent	21,162	62,766
Supplemental Data:
Altice USA and CSC Holdings:
Cash interest paid	897,404	1,143,526
Income taxes paid, net	177,218	72,303

NOTE 7.    RESTRUCTURING AND OTHER EXPENSE
The Company's restructuring and other expense is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual payments for terminated employees	$1,615	$5,440	$4,770	$48,748
Facility realignment costs	310	4,411	2,044	6,470
Impairment of right-of-use operating lease assets	(44)	26,621	2,943	28,937
Transaction costs related to certain transactions not related to the Company's operations	4	3,947	1,201	4,524
	$1,885	$40,419	$10,958	$88,679
As of September 30, 2021, the outstanding amounts due to terminated employees of $5,418 and the outstanding amounts related to facility realignment costs of $5,557 are reflected in other current and other long-term liabilities in the Company's consolidated balance sheet.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 8.    LEASES
The Company's operating leases are comprised primarily of facility leases and finance leases are comprised primarily of vehicle and equipment leases.
Balance sheet information related to our leases is presented below:

	Balance Sheet location	September 30, 2021	December 31, 2020
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$227,059	$241,342
Right-of-use lease liability, current	Other current liabilities	35,176	38,296
Right-of-use lease liability, long-term	Right-of-use operating lease liability	244,317	257,424

Finance leases:
Right-of-use lease assets	Property, plant and equipment	251,092	170,155
Right-of-use lease liability, current	Current portion of long-term debt	99,334	63,454
Right-of-use lease liability, long-term	Long-term debt	107,754	96,183
The following provides details of the Company's lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense, net	$14,142	$14,647	$42,688	$44,500
Finance lease expense:
Amortization of assets	16,404	8,898	40,716	20,318
Interest on lease liabilities	2,373	1,820	6,595	4,324
Total finance lease expense	18,777	10,718	47,311	24,642
	$32,919	$25,365	$89,999	$69,142

Other information related to leases is presented below:

	As of September 30,
	2021	2020
Right-of-use assets acquired in exchange for operating lease obligations	$17,373	$20,163

Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows related to finance leases	6,595	4,324
Operating cash flows related to operating leases	45,361	47,958
Weighted Average Remaining Lease Term:
Operating leases	8.6 years	9.3 years
Finance leases	2.2 years	2.8 years
Weighted Average Discount Rate:
Operating leases	5.55%	5.80%
Finance leases	4.77%	5.42%

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

	Finance leases	Operating leases
2021 (excluding the nine months ended September 30, 2021)	$26,935	$1,195
2022	103,494	55,071
2023	68,386	48,695
2024	18,792	44,681
2025	303	35,384
Thereafter	1	172,703
Total future minimum lease payments, undiscounted	217,911	357,729
Less: Imputed interest	(10,823)	(78,236)
Present value of future minimum lease payments	$207,088	$279,493
NOTE 9.    INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired amortizable intangible assets:

	As of September 30, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,113,669	$(3,885,700)	$2,227,969	$6,052,598	$(3,478,742)	$2,573,856	3 to 18 years
Trade names	1,081,083	(964,996)	116,087	1,081,083	(894,189)	186,894	2 to 5 years
Other amortizable intangibles	58,398	(40,947)	17,451	56,747	(36,381)	20,366	1 to 15 years
	$7,253,150	$(4,891,643)	$2,361,507	$7,190,428	$(4,409,312)	$2,781,116

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization expense related to amortizable intangible assets	$155,223	$172,589	$482,331	$556,719
The carrying amount of indefinite-lived cable television franchises and goodwill is presented below:

	Indefinite-lived Cable Television Franchises	Goodwill
Balance as of December 31, 2020	$13,068,017	$8,160,566
Indefinite-lived cable television franchises and goodwill recorded in connection with acquisitions	148,338	45,799
Balance as of September 30, 2021	$13,216,355	$8,206,365
In April 2021, the Company completed its acquisition of the cable assets of Morris Broadband, LLC in North Carolina for cash of approximately $312,184. In connection with the acquisition, the Company recorded indefinite-lived cable television franchise rights of $148,338, customer relationships of $58,777, and goodwill of $33,497 based on a preliminary allocation of the purchase price. In addition, the Company recorded property, plant and equipment of $71,586.
In June 2021, Lightpath completed an acquisition for an aggregate net cash purchase price of approximately $28,260, subject to certain closing adjustments as set forth in the asset purchase agreement, and recorded customer relationships of $2,294, goodwill of $12,302, and property, plant and equipment of $14,649.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 10.    DEBT
The following table provides details of the Company's outstanding debt:

		Interest Rate		September 30, 2021		December 31, 2020
Date Issued	Maturity Date			Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
November 15, 2011	November 15, 2021	6.750%		$1,000,000	$998,502	$1,000,000	$989,917
September 27, 2012	September 15, 2022	5.875%		649,024	630,626	649,024	617,333
May 23, 2014	June 1, 2024	5.250%		750,000	707,483	750,000	697,041
October 18, 2018	April 1, 2028	7.500%		4,118	4,113	4,118	4,112
November 27, 2018	April 1, 2028	7.500%		1,045,882	1,044,540	1,045,882	1,044,424
July 10 and October 7, 2019	January 15, 2030	5.750%		2,250,000	2,283,702	2,250,000	2,286,097
June 16, 2020	December 1, 2030	4.625%		2,325,000	2,367,815	2,325,000	2,370,502
May 13, 2021	November 15, 2031	5.000%		500,000	498,201	—	—
				8,524,024	8,534,982	8,024,024	8,009,426
CSC Holdings Senior Guaranteed Notes:
September 23, 2016	April 15, 2027	5.500%		1,310,000	1,306,365	1,310,000	1,305,955
January 29, 2018	February 1, 2028	5.375%		1,000,000	994,064	1,000,000	993,490
November 27, 2018	May 15, 2026	5.500%		—	—	1,498,806	1,487,644
January 24, 2019	February 1, 2029	6.500%		1,750,000	1,747,442	1,750,000	1,747,245
June 16, 2020	December 1, 2030	4.125%		1,100,000	1,095,572	1,100,000	1,095,283
August 17, 2020	February 15, 2031	3.375%		1,000,000	996,899	1,000,000	996,692
May 13, 2021	November 15, 2031	4.500%		1,500,000	1,494,604	—	—
				7,660,000	7,634,946	7,658,806	7,626,309
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility	January 31, 2024 (c)	2.334%	(b)	150,000	143,141	625,000	616,027
Term Loan B	July 17, 2025	2.334%		2,872,500	2,863,325	2,895,000	2,884,065
Incremental Term Loan B-3	January 15, 2026	2.334%		1,243,125	1,239,366	1,252,688	1,248,293
Incremental Term Loan B-5	April 15, 2027	2.584%		2,955,000	2,936,547	2,977,500	2,956,807
				7,220,625	7,182,379	7,750,188	7,705,192
Lightpath Senior Notes:
September 29, 2020	September 15, 2028	5.625%		415,000	406,865	415,000	406,176
Lightpath Senior Secured Notes:
September 29, 2020	September 15, 2027	3.875%		450,000	441,419	450,000	440,487
Lightpath Term Loan	November 30, 2027	3.750%		595,500	580,033	600,000	582,808
Lightpath Revolving Credit Facility		(d)		—	—	—	—
				1,460,500	1,428,317	1,465,000	1,429,471
Collateralized indebtedness (see Note 11)				1,759,017	1,697,235	1,699,566	1,617,506
Finance lease obligations (see Note 8)				207,088	207,088	159,637	159,637
Notes payable and supply chain financing (e)				86,616	86,616	183,690	174,801
				26,917,870	26,771,563	26,940,911	26,722,342
Less: current portion of credit facility debt				(78,750)	(78,750)	(78,750)	(78,750)
Less: current portion of senior notes				(1,649,024)	(1,629,128)	(1,000,000)	(989,917)
Less: current portion of finance lease obligations				(99,334)	(99,334)	(63,454)	(63,454)
Less: current portion of notes payable and supply chain financing				(82,518)	(82,518)	(113,592)	(113,592)
				(1,909,626)	(1,889,730)	(1,255,796)	(1,245,713)
Long-term debt				$25,008,244	$24,881,833	$25,685,115	$25,476,629

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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

(b)At September 30, 2021, $139,465 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $2,185,535 of the facility was undrawn and available, subject to covenant limitations.
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
(e)Includes $75,125 related to supply chain financing agreements that are required to be repaid within one year from the date of the respective agreement. The decrease in the principal amount at September 30, 2021 includes a $59,451 reclassification to collateralized indebtedness in connection with the maturity of a monetization contract related to the synthetic monetization closeout transaction in November 2019.
In May 2021, CSC Holdings issued $1,500,000 in aggregate principal amount of senior guaranteed notes that bear interest at a rate of 4.500% and mature on November 15, 2031 and $500,000 in aggregate principal amount of senior notes that bear interest at a rate of 5.000% which also mature on November 15, 2031. The net proceeds from the sale of these notes were used to early redeem the $1,498,806 aggregate principal amount of CSC Holdings' 5.500% senior guaranteed notes due May 15, 2026, plus pay accrued interest and the associated premium related to the early redemption of these notes. The remaining proceeds were used for general corporate purposes, including repayment of borrowings under the CSC Holdings revolving credit facility and share repurchases. In connection with the early redemption, the Company recognized a loss on the extinguishment of debt aggregating $51,712, reflecting the early redemption premium and the write-off of unamortized deferred financing costs related to these notes.
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
As of September 30, 2021, CSC Holdings and Cablevision Lightpath were in compliance with applicable financial covenants under their respective credit facilities and with applicable financial covenants under each respective indenture by which the senior guaranteed notes, senior secured notes and senior notes were issued.
Summary of Debt Maturities
The future maturities of debt payable by the Company under its various debt obligations outstanding as of September 30, 2021, including notes payable and collateralized indebtedness (see Note 11), but excluding finance lease obligations (see Note 8), are as follows:

2021	$1,034,339
2022	795,983
2023	1,841,383
2024	978,889
2025	2,823,750
Thereafter	19,236,438

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
All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  If any one of these contracts was terminated prior to its scheduled maturity date, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of September 30, 2021, the Company did not have an early termination shortfall relating to any of these contracts.
The Company monitors the financial institutions that are counterparties to its equity derivative contracts.  All of the counterparties to such transactions carry investment grade credit ratings as of September 30, 2021.
In January 2021, the Company settled collateralized indebtedness and an equity derivative contract aggregating $185,105 upon maturity related to 5,337,750 shares of Comcast common stock held by us, with proceeds of $185,105 received in the current period pursuant to the synthetic monetization closeout transaction in November 2019. In connection with this transaction the Company recorded (i) a decrease in notes payable of $59,451 and (ii) an increase in collateralized debt of $59,451.
Interest Rate Swap Contracts
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheet, with changes in fair value reflected in the consolidated statement of operations. As of September 30, 2021, the Company did not hold and has not issued derivative instruments for trading or speculative purposes.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at
		September 30, 2021	December 31, 2020

Asset Derivatives:
Interest rate swap contracts	Derivative contracts, short-term	$3,555	$5,132
Prepaid forward contracts	Derivative contracts, short-term	—	45,653
Interest rate swap contracts	Derivative contracts, long-term	—	4,774
		3,555	55,559
Liability Derivatives:
Prepaid forward contracts	Other current liabilities	—	(45,653)
Interest rate swap contracts	Other current liabilities	(6,756)	—
Prepaid forward contracts	Liabilities under derivative contracts, long-term	(356,873)	(247,853)
Interest rate swap contracts	Liabilities under derivative contracts, long-term	(161,373)	(275,297)
		$(525,002)	$(568,803)
The following table presents certain consolidated statement of operations data related to our derivative contracts and the underlying common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gain (loss) on derivative contracts related to change in the value of equity derivative contracts related to Comcast common stock	$43,385	$(261,597)	$(109,020)	$26,203
Change in the fair value of Comcast common stock included in gain (loss) on investments	(46,821)	312,714	151,632	55,412
Gain (loss) on interest rate swap contracts, net of a gain of $74,835 recorded in the nine months 2020 period in connection with the early termination of the swap agreements discussed below	5,521	(158)	59,600	(88,725)
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

The following is a summary of interest rate swap contracts outstanding at September 30, 2021:

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
The following table presents the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis and their classification under the fair value hierarchy:

	Fair Value Hierarchy	September 30, 2021	December 31, 2020
Assets:
Money market funds	Level I	$159,001	$50,236
Investment securities pledged as collateral	Level I	2,402,486	2,250,854
Prepaid forward contracts	Level II	—	45,653
Interest rate swap contracts	Level II	3,555	9,906
Liabilities:
Prepaid forward contracts	Level II	356,873	293,506
Interest rate swap contracts	Level II	168,129	275,297
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
The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized below:

		September 30, 2021		December 31, 2020
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

Credit facility debt	Level II	$7,762,412	$7,816,125	$8,288,000	$8,350,188
Collateralized indebtedness	Level II	1,697,235	1,751,341	1,617,506	1,692,724
Senior guaranteed notes and senior secured notes	Level II	8,076,365	8,214,982	8,066,796	8,567,858
Senior notes	Level II	8,941,847	8,990,552	8,415,602	9,024,990
Notes payable and supply chain financing	Level II	86,616	86,426	174,801	175,251
		$26,564,475	$26,859,426	$26,562,705	$27,811,011

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
Altice USA
For the three and nine months ended September 30, 2021, Altice USA recorded a tax expense of $105,226 and $279,053 on pre-tax income of $375,975 and $1,029,275, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and state tax expense.
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
CSC Holdings
For the three and nine months ended September 30, 2021, CSC Holdings recorded a tax expense of $105,226 and $276,756 on pre-tax income of $375,975 and $1,029,275, respectively, resulting in an effective tax rate that was

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and state tax expense.
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
NOTE 14.    SHARE-BASED COMPENSATION
The following table presents share-based compensation expense recognized by the Company and unrecognized compensation cost:

	Share-Based Compensation				Unrecognized Compensation Cost As of September 30, 2021
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Carry Unit Plan	$—	$1,498	$803	$8,555	$—
Awards issued pursuant to LTIP:
Stock Option Awards	21,886	27,601	70,582	73,277	77,110
Performance Stock Units	2,286	4,958	8,136	13,278	52,765
Restricted Awards	178	653	756	1,864	97
	$24,350	$34,710	$80,277	$96,974	$129,972
Carry Unit Plan
The following table summarizes activity relating to the Company's Carry Unit Plan:

	Number of Time Vesting Awards	Weighted Average Grant Date Fair Value
Balance, December 31, 2020	6,875,000	$3.41
Vested	(6,875,000)	3.41
Balance, September 30, 2021	—
The weighted average fair value per unit was $3.89 as of December 31, 2020.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Stock Option Awards
The following table summarizes activity related to stock options granted to Company employees:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)
Balance at December 31, 2020	37,062,146	$25.52	8.69	$457,608
Granted	1,102,435	33.66
Exercised	(1,368,156)	17.47
Forfeited	(1,406,985)	27.45
Balance at September 30, 2021	35,389,440	26.01	7.94	23,844
Options exercisable at September 30, 2021	4,287,028	$21.02	6.20	$9,168

(a)The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of Altice USA's Class A common stock at the respective date.
The total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately 2.25 years.
The following weighted-average assumptions were used to calculate the fair values of stock option awards granted during the nine months ended September 30, 2021:

Risk-free interest rate	1.02%
Expected life (in years)	6.26
Dividend yield	—%
Volatility	33.02%
Grant date fair value	$10.88
Performance Stock Unit Awards
As of September 30, 2021, the Company had 7,071,416 PSUs outstanding. The PSUs have a weighted average grant date fair value of $10.65 per unit. The total unrecognized compensation cost related to the outstanding PSUs is expected to be recognized over a weighted-average period of approximately 4.38 years.
Lightpath Plan Awards
In the third quarter of 2021, Lightpath Management Incentive Aggregator LLC ("LMIA") established a Management Incentive Plan (the "Lightpath Plan") for the benefit of employees of Lightpath by issuing equity interests in LMIA which holds an equivalent number of equity interests in Lightpath Holdings LLC (“Holdings”), the parent of Lightpath. These equity interests allow employees to participate in the long-term growth of Lightpath. The Lightpath Plan provides for an aggregate of 650,000 Class A-1 management incentive units and 350,000 Class A-2 management incentive units for issuance.
In the third quarter of 2021, 433,225 Class A-1 management incentive units and 216,617 Class A-2 management incentive units ("Award Units") were granted to certain employees of Lightpath. Vested units will be redeemed upon a partial exit, a change in control or the completion of an initial public offering, as defined in the Holdings LLC agreement. The grant date fair value of the Award Units granted and outstanding aggregated $43,600 and will be expensed in the period in which a partial exit or a liquidity event is consummated.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 15.    AFFILIATE AND RELATED PARTY TRANSACTIONS
Affiliate and Related Party Transactions
Altice USA is controlled by Patrick Drahi who also controls Next Private B.V., formerly Altice Europe N.V. ("Altice Europe") and its subsidiaries and other entities.
As the transactions discussed below were conducted between entities under common control by Mr. Drahi, amounts charged for certain services may not have represented amounts that might have been received or incurred if the transactions were based upon arm's length negotiations.
The following table summarizes the revenue and expenses related to services provided to or received from affiliates and related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$3,277	$4,188	$9,718	$11,055
Operating expenses:
Programming and other direct costs	$(5,294)	$(3,621)	$(12,026)	$(7,548)
Other operating expenses, net	(3,274)	(2,413)	(9,149)	(8,515)
Operating expenses, net	(8,568)	(6,034)	(21,175)	(16,063)

Net charges	$(5,291)	$(1,846)	$(11,457)	$(5,008)
Capital Expenditures	$11,320	$4,577	$31,530	$15,478
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
Capital Expenditures
Capital expenditures primarily include costs for equipment purchased and software development services provided by subsidiaries of Altice Europe.
Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	September 30,	December 31,
	2021	2020
Due from other affiliates and related parties	$3,892	$4,262

Due to:
Altice Europe	$19,942	$7,938
Other affiliates and related parties	1,030	600
	$20,972	$8,538

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
CSC Holdings
During the three and nine months ended September 30, 2021 and 2020, CSC Holdings made cash equity distribution payments to Altice USA. Also, CSC Holdings recorded net non-cash equity contributions (distributions) during the three and nine months ended September 30, 2021 and 2020, respectively, which represent the non-cash settlement of intercompany balances with Altice USA. These balances primarily include amounts due to/due from Altice USA pursuant to a tax sharing agreement between the entities. See summary below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash distribution payments to Altice USA	$(77,957)	$(431,100)	$(763,435)	$(1,803,833)
Non-cash equity contributions (distributions), net, from Altice USA	(754)	52,421	(21,162)	(62,766)
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
Overview
Our Business
We principally provide broadband communications and video services in the United States and market our services primarily under two brands: Optimum, in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. We deliver broadband, video, telephony, and mobile services to more than five million residential and business customers. Our footprint extends across 21 states through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a fiber-to-the-home ("FTTH") network with approximately 9.2 million total passings as of September 30, 2021. Additionally, we offer news programming and content, advertising services, as well as a full service mobile offering to consumers across our footprint.
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
We derive revenue principally through monthly charges to residential customers of our broadband, video, and telephony services. We also derive revenue from digital video recorder ("DVR"), video-on-demand ("VOD"), pay-per-view, installation and home shopping commissions. Our residential broadband, video, and telephony services accounted for approximately 39%, 35%, and 4%, respectively, of our consolidated revenue for the nine months ended September 30, 2021. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking and video services. For the nine months ended September 30, 2021, 16% of our consolidated revenue was derived from these business services. In addition, we derive revenues from the sale of advertising time available on the programming carried on our cable television systems, digital advertising and data analytics, and affiliation fees for news programming, which accounted for approximately 5% of our consolidated revenue for the nine months ended September 30, 2021. Our mobile and other revenue for the nine months ended September 30, 2021 accounted for approximately 1% of our consolidated revenue.
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
We operate in a highly competitive consumer-driven industry and we compete against a variety of broadband, video and telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, satellite-delivered video signals, Internet-delivered video content, and broadcast television signals available to residential and business customers in our service areas. Our competitors include AT&T, Inc. and its DirecTV subsidiary, Lumen Technologies, Inc., DISH Network Corporation, Frontier Communications Corporation and Verizon Communications Inc. Consumers' selection of an alternate source of service, whether due to economic constraints, technological advances, or preference, negatively impacts the demand for our services. For more information on our competitive landscape, see "Risk Factors" and "Business-Competition" included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Certain Transactions
The following transactions had an impact in the periods covered by this Management's Discussion and Analysis of Financial Condition and Results of Operations:
In June 2021, Lightpath completed an acquisition for an aggregate purchase price of approximately $28,260 and the operating results of the acquired business were consolidated as of the acquisition date.
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
Results of Operations - Altice USA (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Broadband	$989,410	$941,237	$2,952,136	$2,747,129
Video	877,422	867,021	2,675,861	2,766,608
Telephony	99,943	115,995	310,298	358,347
Residential revenue	1,966,775	1,924,253	5,938,295	5,872,084
Business services and wholesale revenue	440,813	362,215	1,180,039	1,092,309
News and advertising	143,625	124,177	380,462	326,348
Mobile	20,456	19,722	60,355	57,944
Other	3,213	3,619	10,560	10,536
Total revenue	2,574,882	2,433,986	7,569,711	7,359,221
Operating expenses:
Programming and other direct costs	843,909	783,934	2,545,645	2,509,323
Other operating expenses	590,519	558,092	1,760,132	1,683,038
Restructuring and other expense	1,885	40,419	10,958	88,679
Depreciation and amortization (including impairments)	447,958	502,248	1,327,142	1,571,611
Operating income	690,611	549,293	1,925,834	1,506,570
Other income (expense):
Interest expense, net	(319,001)	(322,454)	(954,684)	(1,036,880)
Gain (loss) on investments and sale of affiliate interests, net	(46,821)	314,177	151,651	56,301
Gain (loss) on derivative contracts, net	43,385	(261,597)	(109,020)	26,203
Gain (loss) on interest rate swap contracts, net	5,521	(158)	59,600	(88,725)
Loss on extinguishment of debt and write-off of deferred financing costs	—	(250,489)	(51,712)	(250,489)
Other income, net	2,280	1,685	7,606	3,277
Income before income taxes	375,975	30,457	1,029,275	216,257
Income tax expense	(105,226)	(33,186)	(279,053)	(109,047)
Net income (loss)	270,749	(2,729)	750,222	107,210
Net income attributable to noncontrolling interests	(3,896)	(1,966)	(11,573)	(1,499)
Net income (loss) attributable to Altice USA, Inc. stockholders	$266,853	$(4,695)	$738,649	$105,711

The following is a reconciliation of net income (loss) to Adjusted EBITDA and Operating Free Cash Flow (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$270,749	$(2,729)	$750,222	$107,210
Income tax expense	105,226	33,186	279,053	109,047
Other income, net	(2,280)	(1,685)	(7,606)	(3,277)
Loss (gain) on interest rate swap contracts, net	(5,521)	158	(59,600)	88,725
Loss (gain) on derivative contracts, net	(43,385)	261,597	109,020	(26,203)
Loss (gain) on investments and sales of affiliate interests, net	46,821	(314,177)	(151,651)	(56,301)
Loss on extinguishment of debt and write-off of deferred financing costs	—	250,489	51,712	250,489
Interest expense, net	319,001	322,454	954,684	1,036,880
Depreciation and amortization (including impairments)	447,958	502,248	1,327,142	1,571,611
Restructuring and other expense	1,885	40,419	10,958	88,679
Share-based compensation	24,350	34,710	80,277	96,974
Adjusted EBITDA	1,164,804	1,126,670	3,344,211	3,263,834
Less: Capital Expenditures (cash)	309,172	201,572	845,067	729,377
Operating Free Cash Flow	$855,632	$925,098	$2,499,144	$2,534,457

The following is a reconciliation of net cash flow from operating activities to Free Cash Flow (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net cash flows from operating activities	$698,314	$659,120	$2,177,479	$2,188,661
Less: Capital Expenditures (cash)	309,172	201,572	845,067	729,377
Free Cash Flow	$389,142	$457,548	$1,332,412	$1,459,284

The following table sets forth certain customer metrics, excluding our mobile customers, for the Company (unaudited):

	September 30,	June 30,	September 30,
	2021	2021 (f)	2020 (f)
	(in thousands)
Total passings (a)	9,212.5	9,195.1	8,987.9
Total customer relationships (b)(c)	5,027.6	5,051.4	5,040.9
Residential	4,646.0	4,670.7	4,663.5
SMB	381.6	380.7	377.5
Residential customers:
Broadband	4,388.1	4,401.3	4,363.5
Video	2,803.0	2,870.5	3,035.1
Telephony	2,057.1	2,118.4	2,279.5
Penetration of total passings (d)	54.6%	54.9%	56.1%
ARPU(e)(g)	$140.73	$142.24	$138.16

(a)Represents the estimated number of single residence homes, apartments and condominium units passed by the broadband network in areas serviceable without further extending the transmission lines. In addition, it includes commercial establishments that have connected to our broadband network. Broadband services were not available to approximately 30 thousand passings and telephony services were not available to approximately 500 thousand passings.
(b)Represents number of households/businesses that receive at least one of the Company's fixed-line services.
(c)Customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group.  Most of these accounts are also not entirely free, as they typically generate revenue through pay-per-view or other pay services and certain equipment fees.  Free status is not granted to regular customers as a promotion.  In counting bulk residential customers, such as an apartment building, we count each subscribing family unit within the building as one customer, but do not count the master account for the entire building as a customer. We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual room units at that hotel. Amounts as of September 30, 2021 and June 30, 2021 include 37.3 thousand customer relationships (35.1 thousand residential and 2.2 thousand SMB) that were acquired from Morris Broadband, LLC in April 2021.
(d)Represents the number of total customer relationships divided by total passings.
(e)Calculated by dividing the average monthly revenue for the respective quarter (fourth quarter for annual periods) derived from the sale of broadband, video and telephony services to residential customers for the quarter by the average number of total residential customers for the same period.
(f)Customer metrics as of September 30, 2021 include customers that were not disconnected pursuant to the New York legislation ("NY Order") enacted in May 2021 that required us, during the pendency of the New York declared COVID-19 State of Emergency and a period thereafter, to maintain broadband, video and voice services for non-paying customers and offer deferred payment plans to customers experiencing financial difficulty. The NY Order was lifted at the end of June 2021, coinciding with the end of the declared COVID-19 State of Emergency in New York, and we have subsequently resumed normal disconnect policies. Customer metrics as of September 30, 2021 also include certain customers impacted by storms in Louisiana in 2020 that have not been disconnected pursuant to our normal disconnect policies. Customer metrics as of September 30, 2020 include customers that were not disconnected pursuant to the Keep Americans Connected pledge ("Pledge") that the Company made in response to the COVID-19 pandemic and customers that had not been disconnected pursuant to the New Jersey Executive Order No. 126 ("NJ Order") enacted in April 2020 that protected New Jersey residents from disconnection of internet and voice services for non-payment. However, the metrics as of September 30, 2020 exclude new customers with students in the household that were receiving broadband services for free ("Optimum Advantage"). See table below for details.

	June 30, 2021		September 30, 2020
	NY Order	Storms	Pledge and NJ Order	Optimum Advantage Customers
	Included	Included	Included	(Excluded)
	(in thousands)
Total customer relationships	8.4	4.0	22.4	(1.4)
Residential	7.3	3.7	22.4	(1.4)
SMB	1.1	0.3	—	—
Residential customers:
Broadband	7.2	3.4	22.1	(1.4)
Video	4.1	2.1	2.4	—
Telephony	3.3	1.0	9.5	—

(g)    ARPU for the September 30, 2020 period reflects a reduction of $5.51 due to credits that we anticipated to be issued to video customers as a result of credits the Company expected to receive from certain sports programming networks whereby the minimum number of events were not delivered pursuant to the contractual agreements with the networks and related franchise fees.
Altice USA- Comparison of Results for the Three and Nine Months Ended September 30, 2021 compared to the Three and Nine Months Ended September 30, 2020
Broadband Revenue
Broadband revenue for the three and nine months ended September 30, 2021 was $989,410 and $2,952,136, respectively, while broadband revenue for the three and nine months ended September 30, 2020 was $941,237 and $2,747,129, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing subscribers, and changes in speed tiers. Additionally, revenue is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Broadband revenue increased $48,173 (5%) and $205,007 (7%) for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. The increase for the three month period was due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases and service level changes, partially offset by a decline in broadband customers. The increase for the nine month period was due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases and service level changes, and an increase in broadband customers
Video Revenue
Video revenue for the three and nine months ended September 30, 2021 was $877,422 and $2,675,861, respectively, and video revenue for the three and nine months ended September 30, 2020 was $867,021 and $2,766,608, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing customers, and changes in programming packages. Additionally, revenue is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Video revenue increased $10,401 (1%) for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase is due to estimated credits of $76,700 recorded during the third quarter of 2020 expected to be issued to customers as a result of $73,300 of credits the Company expected to receive from certain sports programming networks whereby the minimum number of events were not delivered pursuant to the contractual agreements with the networks and related franchise fees ("RSN Credits"). This increase was partially offset by lower revenue due to a decline in video customers.
Video revenue decreased $90,747 (3%) for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was primarily due to a decline in video customers and lower pay-per-view and video-on-demand revenue, partially offset by the RSN Credits recorded in the 2020 period and higher average recurring video revenue per video customer, primarily driven by certain rate increases.

Telephony Revenue
Telephony revenue for the three and nine months ended September 30, 2021 was $99,943 and $310,298, respectively, and for the three and nine months ended September 30, 2020 was $115,995 and $358,347, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Revenue is impacted by changes in rates for services, changes in the number of customers, and additional services sold to our existing customers. Additionally, revenue is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Telephony revenue decreased $16,052 (14%) and $48,049 (13%) for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. The decrease was due to a decline in telephony customers and lower average revenue per telephony customer.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three and nine months ended September 30, 2021 was $440,813 and $1,180,039, respectively, and for the three and nine months ended September 30, 2020 was $362,215 and $1,092,309, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber-based telecommunications services to the business market, and the sale of broadband, video and telephony services to SMB customers.
Business services and wholesale revenue increased $78,598 (22%) and $87,730 (8%) for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. Approximately $69,300 of the increase in the three and nine month period ended September 30, 2021 was due to an early termination of a backhaul contract for air strands which resulted in the recognition of deferred revenue and termination fees over the amended term. The remaining incremental deferred revenue and termination fees of approximately $31,100 will be recorded in the fourth quarter of 2021. In addition, other increases were due to higher average recurring broadband revenue per SMB customer, primarily driven by certain rate increases and service level changes and for the three months ended September 30, 2021 an increase in the average number of SMB customers. For the nine months ended September 30, 2021, the increase was partially offset by a decrease resulting from revenue related to an indefeasible right of use contract recorded in the second quarter of 2020 and a decrease in the average number of SMB customers for the respective periods.
News and Advertising Revenue
News and advertising revenue for the three and nine months ended September 30, 2021 was $143,625 and $380,462, respectively, and for the three and nine months ended September 30, 2020 was $124,177 and $326,348, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems, (ii) advertising on over the top ("OTT") platforms, (iii) digital advertising, and (iv) data analytics. News and advertising revenue also includes affiliation fees for news programming.
News and advertising revenue increased $19,448 (16%) and $54,114 (17%) for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. The increases were primarily due to an increase in advertising revenue, primarily for linear advertising.
Mobile Revenue
Mobile revenue for the three and nine months ended September 30, 2021 was $20,456 and $60,355, respectively, and for the three and nine months ended September 30, 2020 was $19,722 and $57,944, respectively, and relates to sales of devices and mobile services. Mobile revenue increased $734 (4%) and $2,411 (4%) for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. As of September 30, 2021, we had approximately 181,000 mobile lines compared to approximately 162,000 mobile lines as of September 30, 2020.
Other Revenue
Other revenue for the three and nine months ended September 30, 2021 and 2020 was $3,213 and $10,560, respectively, and for the three and nine months ended September 30, 2020 was $3,619 and $10,536, respectively. Other revenue includes revenue from other miscellaneous revenue streams.

Programming and Other Direct Costs
Programming and other direct costs for the three and nine months ended September 30, 2021 amounted to $843,909 and $2,545,645, and $783,934 and $2,509,323, for the three and nine months ended September 30, 2020, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs typically rise due to increases in contractual rates and new channel launches and are also impacted by changes in the number of customers receiving certain programming services. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the costs of mobile devices sold to our customers and direct costs of providing mobile services.
The increases of $59,975 (8%) and $36,322 (1%) for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 were primarily attributable to the following:

	Three Months	Nine Months
Increase in programming costs primarily due to $75,300 in estimated RSN Credits recorded in the three months ended September 30, 2020 (see discussion below) and net contractual rate increases, partially offset by decreases due to lower video customers, lower pay-per-view and video-on-demand costs, as well as additional credits recorded for the nine month period in 2021	$50,567	$31,938
Increase in costs primarily from digital media and linear advertising spots for resale	5,306	6,789
Decrease in costs of mobile devices	(1,366)	(10,715)
Increase in costs due to certain tax refunds recorded in 2020	11,033	11,033
Other net decreases, including costs related to an indefeasible right of use contract recorded in the second quarter of 2020	(5,565)	(2,723)
	$59,975	$36,322
Programming costs
Programming costs aggregated $681,778 and $2,076,413 for the three and nine months ended September 30, 2021 and $631,211 and $2,044,475 for the three and nine months ended September 30, 2020, respectively. Programming costs for the three and nine months ended September 30, 2020 included estimated RSN Credits of $75,300 that the Company expected to receive from certain sports programming networks whereby the minimum number of events were not delivered pursuant to the contractual agreements with the networks. Our programming costs in 2021 will continue to be impacted by changes in programming rates, which we expect to increase, and by changes in the number of video customers.
Other Operating Expenses
Other operating expenses for the three and nine months ended September 30, 2021 amounted to $590,519 and $1,760,132, and for the three and nine months ended September 30, 2020 amounted to $558,092 and $1,683,038, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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
The increases in other operating expenses of $32,427 (6%) and $77,094 (5%), for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 were attributable to the following:

	Three Months	Nine Months
Increase in repairs and maintenance costs	$11,742	$29,932
Increase in marketing costs	8,605	33,724
Increase in utility costs, including costs related to winter storm Uri in the first quarter of 2021	2,131	10,597
Favorable resolution of a tax matter in the 2020 periods	5,598	5,598
Increase (decrease) in legal fees, including legal settlements	(10,147)	862
Net increase (decrease) in labor costs and benefits, offset by a decrease in capitalizable activity	6,699	(10,984)
Increase (decrease) in bad debt expense	9,767	(3,935)
Other net increases (decreases)	(1,968)	11,300
	$32,427	$77,094
Restructuring and Other Expense
Restructuring and other expense for the three and nine months ended September 30, 2021 amounted to $1,885 and $10,958, as compared to $40,419 and $88,679 for the three and nine months ended September 30, 2020, respectively. These amounts primarily related to severance and other employee related costs resulting from headcount reductions, facility realignment costs and impairments of certain ROU assets. We may incur additional restructuring expenses in the future as we continue to analyze our organizational structure.
Depreciation and Amortization
Depreciation and amortization for the three and nine months ended September 30, 2021 amounted to $447,958 and $1,327,142, as compared to $502,248 and $1,571,611 for the three and nine months ended September 30, 2020, respectively.
The decreases in depreciation and amortization of $54,290 (11%) and $244,469 (16%) for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 were due to certain fixed assets and intangible assets becoming fully depreciated or amortized and due to the acceleration of amortization in 2020 of certain customer relationship intangible assets. These decreases were partially offset by increases in depreciation and amortization as a result of asset additions in 2021.
Adjusted EBITDA
Adjusted EBITDA amounted to $1,164,804 and $3,344,211 for the three and nine months ended September 30, 2021 as compared to $1,126,670 and $3,263,834 for the three and nine months ended September 30, 2020, respectively.
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
The increase in Adjusted EBITDA for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 was due to the increase in revenue, partially offset by an increase in operating expenses (excluding depreciation and amortization, restructuring and other expense and share-based compensation), as discussed above.
Operating Free Cash Flow
Operating free cash flow was $855,632 and $2,499,144 for the three and nine months ended September 30, 2021 as compared to $925,098 and $2,534,457 for the three and nine months ended September 30, 2020, respectively. The decrease in operating free cash flow for the three and nine months ended September 30, 2021 as compared to the same periods in 2020 was due to an increase in capital expenditures, partially offset by an increase in Adjusted EBITDA.
Free Cash Flow
Free cash flow was $389,142 and $1,332,412 for the three and nine months ended September 30, 2021 as compared to $457,548 and $1,459,284 for the three and nine months ended September 30, 2020, respectively. The decrease in free cash flow in the three month period is primarily due an increase in capital expenditures, partially offset by an increase in cash flows from operating activities. The decrease in free cash flow in the nine month period is primarily due an increase in capital expenditures and a decrease in cash flows from operating activities.
Interest Expense
Interest expense, net was $319,001 and $954,684 for the three and nine months ended September 30, 2021 as compared to $322,454 and $1,036,880 for the three and nine months ended September 30, 2020, respectively. The decreases of $3,453 and $82,196 for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 were attributable to the following:

	Three Months	Nine Months
Decrease due primarily to lower interest rates on our indebtedness	$(5,118)	$(85,628)
Lower interest income	132	1,851
Other net increases, primarily amortization of deferred financing costs and original issue discounts	1,533	1,581
	$(3,453)	$(82,196)
Gain (Loss) on Investments and Sale of Affiliate Interests, net
Gain (loss) on investments, net was $(46,821) and $151,651 for the three and nine months ended September 30, 2021 as compared to $314,177 and $56,301 for the three and nine months ended September 30, 2020, respectively and consists primarily of the increase (decrease) in the fair value of Comcast common stock owned by the Company for the periods. The effects of these gains (losses) are partially offset by the losses (gains) on the related equity derivative contracts, net described below.
Gain (Loss) on Derivative Contracts, net
Gain (loss) on derivative contracts, net for the three and nine months ended September 30, 2021 amounted to $43,385 and $(109,020) compared to $(261,597) and $26,203 for the three and nine months ended September 30, 2020 and includes realized and unrealized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company. The effects of these gains (losses) are offset by losses (gains) on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.
Gain (Loss) on Interest Rate Swap Contracts, net
Gain (loss) on interest rate swap contracts, net was $5,521 and $59,600 for the three and nine months ended September 30, 2021 compared to $(158) and $(88,725) for the three and nine months ended September 30, 2020, respectively. These amounts represent the increase or decrease in the fair value of interest rate swap contracts and for the nine month period in 2020 also includes the gain recognized in connection with the early termination of two interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes.
Loss on Extinguishment of Debt and Write-off of Deferred Financing Costs
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $51,712 for the nine months ended September 30, 2021 and $250,489 for the three and nine months ended September 30, 2020.

The following table provides a summary of the loss on extinguishment of debt and the write-off of deferred financing costs recorded by the Company upon the redemption of notes:

	Nine Months Ended September 30, 2021	Three and Nine Months Ended September 30, 2020
CSC Holdings 5.500% Senior Guaranteed Notes due 2026	$51,712	$—
CSC Holdings 5.375% Senior Guaranteed Notes due 2023	—	26,721
CSC Holdings 10.875% Senior Notes due 2025	—	35,375
CSC Holdings 7.75% Senior Notes due 2025	—	136,249
CSC Holdings 6.625% Senior Guaranteed Notes due 2025	—	52,144
	$51,712	$250,489
Other Income, net
Other income, net amounted to $2,280 and $7,606 for the three and nine months ended September 30, 2021 compared to $1,685 and $3,277 for the three and nine months ended September 30, 2020, respectively. These amounts include dividends received on Comcast common stock owned by the Company and the non-service cost/benefit components of the Company's pension plan.
Income Tax Expense
For the three and nine months ended September 30, 2021, Altice USA recorded a tax expense of $105,226 and $279,053 on pre-tax income of $375,975 and $1,029,275, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and state tax expense.
For the three and nine months ended September 30, 2020, Altice USA recorded a tax expense of $33,186 and $109,047 on pre-tax income of $30,457 and $216,257, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and certain state tax expense adjustments, partially offset by a benefit resulting from the Coronavirus Aid, Relief and Economic Security ("CARES Act") enacted in March 2020. In addition, income tax expense of $16,878 was recognized in the three months ended September 30, 2020 as a result of the reevaluation of the Company's deferred tax liability in connection with the tax rate increase in New Jersey for 2020 through 2023, enacted in September 2020.
CSC HOLDINGS, LLC
The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Altice USA, except for the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to Altice USA shareholders	$266,853	$(4,695)	$738,649	$105,711
Less: items included in Altice USA's consolidated statements of operations:
Income tax expense	—	54	2,297	14,257
Gain on sale of affiliate interest recorded by Altice USA	—	(199)	—	(546)
Net income (loss) attributable to CSC Holdings' sole member	$266,853	$(4,840)	$740,946	$119,422
Refer to Altice USA's Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

The following is a reconciliation of CSC Holdings' net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$270,749	$(2,874)	$752,519	$120,921
Income tax expense	105,226	33,132	276,756	94,790
Other income, net	(2,280)	(1,685)	(7,606)	(3,277)
Loss (gain) on interest rate swap contracts, net	(5,521)	158	(59,600)	88,725
Loss (gain) on derivative contracts, net	(43,385)	261,597	109,020	(26,203)
Loss (gain) on investments and sales of affiliate interests, net	46,821	(313,978)	(151,651)	(55,755)
Loss on extinguishment of debt and write-off of deferred financing costs	—	250,489	51,712	250,489
Interest expense, net	319,001	322,454	954,684	1,036,880
Depreciation and amortization (including impairments)	447,958	502,248	1,327,142	1,571,611
Restructuring and other expense	1,885	40,419	10,958	88,679
Share-based compensation	24,350	34,710	80,277	96,974
Adjusted EBITDA	1,164,804	1,126,670	3,344,211	3,263,834
Less: Capital expenditures (cash)	309,172	201,572	845,067	729,377
Operating Free Cash Flow	$855,632	$925,098	$2,499,144	$2,534,457

The following is a reconciliation of CSC Holdings' net cash flow from operating activities to Free Cash Flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net cash flows from operating activities	$697,575	$662,625	$2,147,335	$2,191,803
Less: Capital expenditures (cash)	309,172	201,572	845,067	729,377
Free Cash Flow	$388,403	$461,053	$1,302,268	$1,462,426

LIQUIDITY AND CAPITAL RESOURCES
Altice USA has no operations independent of its subsidiaries. Funding for our subsidiaries has generally been provided by cash flow from their respective operations, cash on hand and borrowings under the revolving credit facility and the proceeds from the issuance of securities and borrowings under syndicated term loans in the capital markets. Our decision as to the use of cash generated from operating activities, cash on hand, borrowings under the revolving credit facility or accessing the capital markets has been based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, the timing of cash flow generation and the cost of borrowing under the revolving credit facility, debt securities and syndicated term loans. We target a year-end leverage ratio of 4.5x to 5.0x for our CSC Holdings debt silo over time. We calculate our consolidated net leverage ratio as net debt to L2QA EBITDA (Adjusted EBITDA for the two most recent consecutive fiscal quarters multiplied by 2.0).
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

Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums (excluding accrued interest), as well as interest expense for the nine months ended September 30, 2021.

	CSC Holdings Restricted Group	Lightpath	Other Unrestricted Entities	Altice USA/CSC Holdings
Debt outstanding:
Credit facility debt	$7,182,379	$580,033	$—	$7,762,412
Senior guaranteed notes	7,634,946	—	—	7,634,946
Senior secured notes	—	441,419	—	441,419
Senior notes	8,534,982	406,865	—	8,941,847
Subtotal	23,352,307	1,428,317	—	24,780,624
Finance lease obligations	207,088	—	—	207,088
Notes payable and supply chain financing	86,616	—	—	86,616
Subtotal	23,646,011	1,428,317	—	25,074,328
Collateralized indebtedness relating to stock monetizations (a)	—	—	1,697,235	1,697,235
Total debt	$23,646,011	$1,428,317	$1,697,235	$26,771,563
Interest expense:
Credit facility debt, senior notes, finance leases, notes payable and supply chain financing	$846,406	$51,432	$—	$897,838
Collateralized indebtedness relating to stock monetizations (a)	—	—	56,969	56,969
Total interest expense	$846,406	$51,432	$56,969	$954,807

(a)This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts, or (ii) delivering cash from the net proceeds from new monetization contracts.
The following table provides details of our outstanding credit facility debt, net of unamortized discounts and deferred financing costs as of September 30, 2021:

	Maturity Date	Interest Rate	Principal	Carrying Value
CSC Holdings
Revolving Credit Facility (a)	January 31, 2024 (b)	2.334%	$150,000	$143,141
Term Loan B	July 17, 2025	2.334%	2,872,500	2,863,325
Incremental Term Loan B-3	January 15, 2026	2.334%	1,243,125	1,239,366
Incremental Term Loan B-5	April 15, 2027	2.584%	2,955,000	2,936,547
			7,220,625	7,182,379
Lightpath
Revolving Credit Facility (c)	November 30, 2025	—%	—	—
Term Loan	November 30, 2027	3.750%	595,500	580,033
			$7,816,125	$7,762,412

(a)At September 30, 2021, $139,465 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $2,185,535 of the facility was undrawn and available, subject to covenant limitations.
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
Payment Obligations Related to Debt
As of September 30, 2021, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as notes payable and supply chain financing, and the value deliverable at maturity under monetization contracts, but excluding finance lease obligations (see Note 8 to our consolidated financial statements) are as follows:

	CSC Holdings Restricted Group	Lightpath	Other Unrestricted Entities (a)	Altice USA/ CSC Holdings
2021	$1,306,543	$7,207	$8,541	$1,322,291
2022	1,834,943	68,973	33,886	1,937,802
2023	1,084,468	69,358	1,776,378	2,930,204
2024	1,948,746	68,038	—	2,016,784
2025	3,743,859	68,596	—	3,812,455
Thereafter	20,883,650	1,570,335	—	22,453,985
Total	$30,802,209	$1,852,507	$1,818,805	$34,473,521

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
CSC Holdings Credit Facility
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($2,872,500 outstanding at September 30, 2021) (the "CSC Term Loan Facility", and the term loans extended under the CSC Term Loan Facility, the "CSC Term Loans") and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($150,000 outstanding at September 30, 2021) (the "CSC Revolving Credit Facility" and, together with the CSC Term Loan Facility, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016, March 15, 2017, January 12, 2018, October 15, 2018, January 24, 2019, February 7, 2019, May 14, 2019, and October 3, 2019, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
In October 2018, CSC Holdings entered into a $1,275,000 ($1,243,125 outstanding at September 30, 2021) incremental term loan facility (the “Incremental Term Loan B-3”) and in October 2019, CSC Holdings entered into a

$3,000,000 ($2,955,000 outstanding at September 30, 2021) incremental term loan facility ("Incremental Term Loan B-5") under its existing credit facilities agreement.
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
Lightpath Debt
Lightpath was financed independently outside of the Restricted Group. In September 2020, Lightpath issued $450,000 in aggregate principal amount of senior secured notes and $415,000 in aggregate principal amount of senior notes. Also, in November 2020, Lightpath entered into a credit agreement which provides a term loan in an aggregate principal amount of $600,000 and revolving loan commitments in an aggregate principal amount of $100,000. As of September 30, 2021, there were no borrowings outstanding under the Lightpath revolving credit facility. See Note 10 to our consolidated financial statements for further information regarding the Lightpath credit agreement and the Lightpath senior and senior secured notes.
Capital Expenditures
The following table presents the Company's capital expenditures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer premise equipment	$61,154	$18,484	$153,389	$127,667
Network infrastructure	153,528	111,675	430,811	366,877
Support and other	63,701	43,132	171,595	142,984
Business Services	30,789	28,281	89,272	91,849
Capital purchases (cash basis)	$309,172	$201,572	$845,067	$729,377
Right-of-use assets acquired in exchange for finance lease obligations	$29,993	$32,236	$107,708	$110,800
Notes payable issued to vendor for the purchase of equipment and other assets	27,498	74,550	61,316	86,132
Change in accrued and unpaid purchases and other	(6,000)	9,554	31,502	44,449
Capital purchases (accrual basis)	$360,663	$317,912	$1,045,593	$970,758
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
In June 2021, Lightpath completed an acquisition for an aggregate cash purchase price of approximately $28,260, subject to certain closing adjustments as set forth in the asset purchase agreement.
Cash Flow Discussion
Altice USA
Operating Activities
Net cash provided by operating activities amounted to $2,177,479 for the nine months ended September 30, 2021 compared to $2,188,661 for the nine months ended September 30, 2020.
The 2021 cash provided by operating activities resulted from $2,413,520 of income before depreciation and amortization and non-cash items, a decrease in prepaid expenses and other assets of $33,381, and a net increase in amounts due to affiliates of $12,804, partially offset by a decrease in accounts payable and accrued liabilities of $121,503, a decrease in liabilities related to interest rate swap contracts of $100,817, an increase in accounts receivable of $35,077, and a decrease in deferred revenue of $24,829.
The 2020 cash provided by operating activities resulted from $2,195,686 of income before depreciation and amortization and non-cash items, an increase in liabilities related to interest rate swap contracts of $138,279, a decrease in accounts receivable of $4,419, and a net increase in amounts due to affiliates of $3,377, partially offset by a decrease in accounts payable and accrued expenses of $132,216, an increase in prepaid expenses and other assets of $5,976, and a decrease in deferred revenue of $14,908.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 was $1,187,796 compared to $874,665 for the nine months ended September 30, 2020. The 2021 investing activities consisted primarily of capital expenditures of $845,067 and payments for acquisitions of $340,444. The 2020 investing activities consisted primarily of capital expenditures of $729,377 and payments for acquisitions of $150,115.
Financing Activities
Net cash used in financing activities amounted to $1,035,513 for the nine months ended September 30, 2021, compared to $1,030,308 for the nine months ended September 30, 2020. In 2021, the Company's financing activities consisted of the repayment of long-term debt of $3,483,026, repurchase of common stock pursuant to a share repurchase program of $804,928, repayment of collateralized indebtedness and related derivative contracts, net of $185,105, and principal payments on finance lease obligations of $60,257, partially offset by proceeds from long-term debt of $3,310,000, proceeds from collateralized indebtedness, net of $185,105, and other net cash receipts of $2,698.
In 2020, the Company's financing activities consisted of the repayment of long-term debt of $5,374,522, the repurchase of common stock pursuant to a share repurchase program of $1,814,689, principal payments on finance lease obligations of $24,692, and other net cash payments of $13,451, partially offset by proceeds from long-term debt of $6,197,046.
CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $2,147,335 for the nine months ended September 30, 2021, compared to $2,191,803 for the nine months ended September 30, 2020. The 2021 cash provided by operating activities resulted from $2,404,069 of income before depreciation and amortization and non-cash items, a decrease in prepaid expenses and other assets of $33,281, partially offset by an increase in accounts receivable of $35,077, a decrease in deferred revenue of $24,829, a decrease in accounts payable and accrued expenses of $120,934, a decrease in liabilities related to interest rate swap contracts of $100,817 and a net decrease in amounts due to affiliates of $8,358.
The 2020 cash provided by operating activities resulted from $2,262,740 of income before depreciation and amortization and non-cash items, increases in liabilities related to interest rate swap contracts of $138,279, and a decrease in accounts receivable of $4,419, partially offset by a decrease in accounts payable and accrued liabilities of $132,211, a net decrease in amounts due to affiliates of $60,540, an increase in prepaid expenses and other assets of $5,976, and a decrease in deferred revenue of $14,908.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 was $1,187,796, compared to $878,873 for the nine months ended September 30, 2020. The 2021 investing activities consisted primarily of capital expenditures of $845,067 and payments for acquisitions of $340,444. The 2020 investing activities consisted primarily of capital expenditures of $729,377 and payments for acquisitions of $150,115.
Financing Activities
Net cash used in financing activities amounted to $1,007,442 for the nine months ended September 30, 2021, compared to $1,025,165 for the nine months ended September 30, 2020. In 2021, the Company's financing activities consisted of repayment of long-term debt of $3,483,026, distributions to its parent of $763,435, repayment of collateralized indebtedness and related derivative contracts, net of $185,105, principal payments on finance lease obligations of $60,257, and other net cash payments of $10,724, partially offset by proceeds from long term debt of $3,310,000 and proceeds from collateralized indebtedness, net of $185,105.
In 2020, the Company's financing activities consisted of the repayment of long-term debt of $5,374,522, distributions to its parent of $1,803,833, principal payments on finance lease obligations of $24,692, and other net cash payments of $19,164, partially offset by proceeds from long-term debt of $6,197,046.
Commitments and Contingencies
As of September 30, 2021, the Company's commitments and contingencies not reflected in the Company's balance sheet decreased to approximately $8,402,000 as compared to approximately $6,780,000 at December 31, 2020. This increase relates primarily to renewed multi-year programming agreements entered into during the nine months ended September 30, 2021, partially offset by payments made pursuant to programming commitments.
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
For the nine months ended September 30, 2021, Altice USA repurchased an aggregate of 23,593,728 shares for a total purchase price of approximately $804,928. From inception through September 30, 2021, Altice USA repurchased an aggregate of 285,507,773 shares for a total purchase price of approximately $7,808,698. These acquired shares were retired and the cost of these shares was recorded in stockholders' deficiency in the consolidated balance sheet of Altice USA.  As of September 30, 2021, Altice USA had approximately $1,191,302 of availability remaining under the incremental share repurchase program and had 454,653,279 combined Class A and Class B shares outstanding.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
All dollar amounts, except per share data, included in the following discussion are presented in thousands.
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of September 30, 2021, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value in our consolidated balance sheets and the collateralized indebtedness is carried at its principal value, net of discounts. These discounts are being amortized over the term of the related indebtedness. The carrying value of our collateralized indebtedness amounted to $1,697,235 at September 30, 2021.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.
As of September 30, 2021, the fair value and the carrying value of our holdings of Comcast common stock aggregated $2,402,486.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $240,249.  As of September 30, 2021, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $356,873, a net liability position.  For the nine months ended September 30, 2021, we recorded a net loss of $109,020 related to our outstanding equity derivative contracts and recorded an unrealized gain of $151,632 related to the Comcast common stock that we held.

Fair Value of Equity Derivative Contracts
Fair value as of December 31, 2020, net liability position	$(247,853)
Change in fair value, net	(109,020)
Fair value as of September 30, 2021, net liability position	$(356,873)
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
Fair Value of Debt
At September 30, 2021, the fair value of our fixed rate debt, comprised of our collateralized debt, senior guaranteed and senior secured notes, senior notes and notes payable, of $19,043,301 was higher than its carrying value of $18,802,063 by $241,238.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings, comprised of our term loans and revolving credit facilities, bear interest in reference to current LIBOR-based market rates and thus their principal values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2021 would increase the estimated fair value of our fixed rate debt by $807,739 to $19,851,040.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values in our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. See Note 11 to our Consolidated Financial Statements for a summary of interest rate swap contracts outstanding at September 30, 2021. The Company's outstanding interest rate swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statement of operations. For the nine months ended September 30, 2021, the Company recorded a gain on interest rate swap contracts of $59,600.
The following represents the location of the assets and liabilities associated with the Company's equity derivative contracts and interest rate swap contracts within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at September 30, 2021
Asset Derivatives:
Interest rate swap contracts	Derivative contracts, short-term	$3,555
Prepaid forward contracts	Derivative contracts, short-term	—
Interest rate swap contracts	Derivative contracts, long-term	—
		3,555
Liability Derivatives:
Interest rate swap contracts	Other current liabilities	—
Prepaid forward contracts	Other current liabilities	(6,756)
Prepaid forward contracts	Liabilities under derivative contracts, long-term	(356,873)
Interest rate swap contracts	Liabilities under derivative contracts, long-term	(161,373)
		$(525,002)
As of September 30, 2021, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control
During the nine months ended September 30, 2021, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
Under difficult economic conditions, including prolonged unemployment and employment furloughs, demand for our products and services could decline and some customers may be unable or unwilling to pay for our products and services. Additionally, in order to prioritize the demands of the business, we may delay or reprioritize certain capital investments or new initiatives, products or services, which may adversely affect our business in the future.
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
In addition, the impact that COVID-19 will have on our business, financial condition and results of operations could exacerbate the risks identified in "Item 1A. Risk Factors" in our Annual Report on Form 10-K.
Various events could disrupt our networks, infrastructure and facilities and could impair our operating activities and negatively impact our reputation and financial results.
Our network, infrastructure and facilities are critical to our operating activities.
Events such as natural disasters, power outages, accidents, maintenance failures, telecommunications failures, degradation of plant assets, terrorist attacks and similar events pose risks of potentially significant service disruptions or possible shutdowns. While we develop and maintain system redundancy and disaster recovery plans designed to mitigate network and system-related disruptions and to expeditiously recover from such events, these measures may be ineffective or inadequate and our disaster recovery planning may not be sufficient for all eventualities.
Large expenditures may be necessary to repair or replace damaged property, networks and system infrastructure following one of the identified or similar events or to protect property, networks and infrastructure from other events in the future. Moreover, the amount and scope of insurance that we maintain against losses resulting from any such events may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our business that may result. A significant shutdown or service disruption could result in damage to our reputation and credibility, customer dissatisfaction and ultimately a loss of customers or revenue. Any significant loss of customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition and results of operations. Further, any of such events could lead to claims against us and could result in regulatory penalties, particularly if we encounter difficulties in restoring service to our customers on a timely basis or if the related losses are found to be the result of our practices or failures.

The combined effects of extreme weather and climate change also impact this risk. Portions of our geographic service areas have experienced multiple severe weather and storm events over the past several years. Severe weather events and other natural disasters, including, storms, floods, tornadoes, rising sea levels, solar events, electromagnetic events, or other natural disasters, could result in severe business disruptions, property damage, prolonged service disruption, significant decreases in revenues and earnings, or significant additional costs, reputational and regulatory consequences.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c)    Purchases of Equity Securities by the Issuer
Set forth below is information related to transactions under the Company's share repurchase program for the quarter ended September 30, 2021.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

July 1- July 31	670,885	$31.23	283,585,879	$1,249,759,190
August 1- August 31	1,921,894	30.42	285,507,773	1,191,302,219
September 1- September 30	—	—	285,507,773	1,191,302,219

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
(2)This column reflects the cumulative number of shares acquired pursuant to the repurchase program at the end of the respective period.
Item 6.        Exhibits

EXHIBIT NO.	DESCRIPTION

10.1	Transition Agreement and Separation Agreement with Abdelhakim Boubazine
31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101
The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the Securities and Exchange Commission on November 4, 2021 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders' Equity (Deficiency); (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.

104	The cover page from this quarterly report on Form 10-Q formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.

Date:	November 4, 2021		/s/ Michael J. Grau
		By:	Michael J. Grau Chief Financial Officer