Form 10-K
period 2021-12-31
Altice USA, Inc.
filed 2022-02-16
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act	Yes	☒	No	☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act	Yes	☐	No	☒

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
☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of Altice USA, Inc. computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of June 30, 2021:	$7,528,969,035
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	NYSE

Number of shares of common stock outstanding as of February 11, 2022	454,654,354
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

PART I
Item 1.    Business
Altice USA, Inc. ("Altice USA" or the "Company") was incorporated in Delaware on September 14, 2015. The Company is controlled by Patrick Drahi through Next Alt. S.à.r.l. ("Next Alt"), who also controls Altice Group Lux S.à.r.l., formerly Altice Europe N.V. ("Altice Europe") and its subsidiaries and other entities.
Altice USA is a holding company that does not conduct any business operations of its own. Altice Europe, through a subsidiary, acquired Cequel Corporation ("Cequel") on December 21, 2015 (the "Cequel Acquisition") and Cequel was contributed to Altice USA on June 9, 2016. Altice USA acquired Cablevision Systems Corporation ("Cablevision") on June 21, 2016 (the "Cablevision Acquisition").
The Company principally provides broadband communications and video services in the United States and markets its services primarily under two brands: Optimum, primarily in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. We deliver broadband, video, telephony, and mobile services to more than five million residential and business customers. Our footprint extends across 21 states through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a fiber-to-the-home ("FTTH") network with approximately 9.3 million total passings as of December 31, 2021. Additionally, we offer news programming and content, and advertising services. The Company launched a full service mobile offering to consumers across its footprint in September 2019.
Our ongoing FTTH network build, with planned upgrades, will enable us to deliver multi-gig broadband speeds to meet the growing data needs of residential and business customers. Concurrent to our FTTH network deployment, we also continue to upgrade our existing HFC network through the deployment of digital and expansion of data over cable service interface specification ("DOCSIS") 3.0 and 3.1 technology in order to roll out enhanced broadband services to customers. We currently make available in a majority of our footprint 1 Gbps broadband services which provide a connectivity experience supporting the most data-intensive activities, including streaming 4K ultra-high-definition ("UHD") and high-definition ("HD") video on multiple devices, online multi-player video game streaming platforms, video chatting, streaming music, high-quality virtual-and augmented reality experiences, and downloading large files.
The following table presents certain financial data and metrics for Altice USA:

	Years ended December 31,
	2021	2020	2019

	(in thousands, except percentage data)
Customer Relationships (a)	5,014.7	5,024.6	4,916.3
Revenue	$10,090,849	$9,894,642	$9,760,859
Adjusted EBITDA (b)	$4,427,251	$4,414,814	$4,265,471
Adjusted EBITDA as % of Revenue	43.9%	44.6%	43.7%
Net income attributable to Altice USA, Inc. stockholders	$990,311	$436,183	$138,936

(a)Customer metrics do not include mobile customers. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding our customer metrics.
(b)For additional information regarding Adjusted EBITDA, including a reconciliation of Net Income to Adjusted EBITDA, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our Products and Services
We provide broadband, video and telephony services to both residential and business customers. We also provide enterprise-grade fiber connectivity, bandwidth and managed services to enterprise customers and provide advertising time and services to advertisers. In addition, we offer various news programming through traditional linear and digital platforms and a full service mobile offering to consumers across our footprint.
The prices we charge for our services vary based on the number of services and associated service level or tier our customers choose, coupled with any promotions we may offer.
Residential Services
The following table shows our residential customer relationships for broadband, video and telephony services provided to residential customers.

	December 31,
	2021	2020	2019

	(in thousands)
Total residential customer relationships:	4,632.8	4,648.4	4,533.3
Broadband	4,386.2	4,359.2	4,187.3
Video	2,732.3	2,961.0	3,179.2
Telephony	2,005.2	2,214.0	2,398.8

The following table shows our revenues for broadband, video and telephony services provided to residential customers.

	Years Ended December 31,
	2021	2020	2019

Residential revenue:	(in thousands)
Broadband	$3,925,089	$3,689,159	$3,222,605
Video	3,526,205	3,670,859	3,997,873
Telephony	404,813	468,777	598,694
Broadband Services
We offer a variety of broadband service tiers tailored to meet the different needs of our residential customers. Current offers include download speeds ranging from 20 Mbps to 1 Gbps for our residential customers. Substantially all of our HFC network is digital and data over cable service interface specification DOCSIS 3.0 and 3.1 compatible, with 249 homes per node and a bandwidth capacity of at least 750 MHz throughout. This network allows us to provide our customers with advanced broadband, video and telephony services. In addition, we have available in certain areas of our footprint FTTH which currently delivers up to 1 Gbps broadband speeds to our residential and business customers.
In addition, we have deployed WiFi across our New York metropolitan service area and continued our WiFi deployment program across our footprint providing for approximately two million total WiFi hotspots as of December 31, 2021. The WiFi network allows broadband customers to access Internet connectivity while they are away from their home or office. WiFi is delivered via wireless access points mounted on our broadband network, in certain retail partner locations, certain rail stations, New York City parks and other public venues. Some of our equipment includes a second network that enables all broadband customers to access the WiFi network throughout the neighborhoods we serve. Access to the WiFi network is offered as a free value-added benefit to broadband customers and for a fee to non-customers in certain locations. Our WiFi service also allows our broadband customers to access the WiFi networks of Comcast Corporation ("Comcast"), Charter Communications, Inc. ("Charter") and Cox Communications, Inc. Through these relationships we offer our customers complimentary access to additional hotspots nationwide.

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
As of December 31, 2021, our residential customers were able to receive between 455 to 591 digital channels depending on their market and level of service. In addition, depending on the service area, we offer between 148 to 187 HD channels which represent the most widely watched programming, including all major broadcast networks, as well as most leading national cable networks, premium channels and regional sports networks.
We also provide advanced services, such as pay-per-view and VOD, that give residential video customers control over when they watch their favorite programming. Our pay-per-view service allows customers to pay to view single showings of programming on an unedited, commercial-free basis, including feature films, live sporting events, concerts and other special events. Our VOD service provides on-demand access to movies, special events, free prime time content and general interest titles. Subscription-based VOD premium content such as HBO and Showtime is made available to customers who subscribe to one of our premium programming packages. Our customers have the ability to start the programs at whatever time is convenient, as well as pause, rewind and (for most content) fast forward VOD programming. As of December 31, 2021, pay-per-view services were available to over 99% of all our video customers and VOD services were available to over 95% of our video customers, and we offer thousands of HD titles on-demand.
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
During the fourth quarter of 2017, we introduced an entertainment and connectivity platform, called Altice One. Altice One is an innovative, integrated platform that delivers broadband Internet, WiFi, digital television services, OTT services and fixed-line telephony and supports 4K video and Cloud DVR with the capacity to record 15 television programs simultaneously and the ability to rewind live television on the last two channels watched. Additional features include a point-anywhere voice-command remote control and a companion Altice One mobile app that allows viewing of all television content including DVR streaming. Additional televisions are paired with "Minis," which can also now be used as the primary cable box in conjunction with our advanced broadband gateways. Since launch, we have and continue to update Altice One and its companion mobile apps with new features, including the ability to watch Cloud DVR content on the go (with two additional tiers created in 2021), access to the YouTube Kids application, the ability to use voice search on YouTube to discover videos, more 4K content for a vivid viewing experience, and more advanced features for customers such as the introduction of our new sports hub, enhanced home screen and additional applications. During the first quarter of 2020, we introduced the Altice One App for Apple TV, providing customers with the ability to watch live, on demand and DVR content using Apple TV devices.
We offer alternative viewing platforms for our video programming through mobile applications. Altice One customers have access to the Altice One mobile application and Optimum customers have access to the Optimum TV application, available for the iPad, iPhone, iPod touch, Kindle Fire and select Android phones and tablets. Depending on the platform, the Optimum TV application features include the ability to watch live television, stream on-demand titles from various networks and use the device as a remote to control the customer's digital set-top box while inside the home. Additionally, both Optimum and Suddenlink customers can use their credentials to access all TVEverywhere applications provided by programmers on platforms where these applications are offered. In July

2021, we launched a new entertainment product, Optimum Stream and Suddenlink Stream, to our non-video broadband customers that offers customers access to a wide variety of video content through an easy self-installation device.
Telephony Services
Through voice over Internet protocol ("VoIP") telephone service we also offer unlimited local, regional and long-distance calling within the United States, Puerto Rico and the Virgin Islands for a flat monthly rate, including popular calling features such as caller ID with name and number, call waiting, three-way calling, enhanced emergency 911 dialing and television caller ID. We also offer additional options designed to meet our customers' needs, including directory assistance, voicemail services and international calling. Discount and promotional pricing are available when our telephony services are combined with our other service offerings.
Mobile
In September 2019, we commercially launched a mobile service providing data, talk and text to consumers in or near our fiber service footprint. The service is delivered over a nationwide network with long-term evolution ("LTE") and 5G (where available) coverage through our network partners, including our infrastructure-based mobile virtual network operator ("MVNO") agreement with T-Mobile U.S. Inc. ("T-Mobile"). We offload mobile traffic using our Optimum Wi-Fi network of hotspots in the New York metropolitan area as well as select customer premises equipment (“CPE”) across our footprint. Our full infrastructure MVNO agreement with T-Mobile is differentiated from other light MVNOs in that it gives us full access control over our own core network, as well as the Home Location Register and subscriber identification module ("SIM") cards. This allows us to fully control seamless data offloading and the handover between the fixed and wireless networks. We also have full product, features and marketing flexibility with our mobile service.
Our mobile product is sold at Optimum and Suddenlink stores as well as online. Consumers can bring their own devices or purchase or finance a variety of phones directly from us, including Apple, Samsung and Motorola and TCL devices.
Business Services
We offer a wide and growing variety of products and services to both large enterprise and small and medium-sized business ("SMB") customers, including broadband, telephony, networking and video services. As of December 31, 2021, we served approximately 382,000 SMB customers across our footprint. We serve enterprise customers primarily through our majority-owned Lightpath business (see discussion below).
Enterprise Customers
Lightpath provides Ethernet, data transport, IP-based virtual private networks, Internet access, telephony services, including session initiated protocol ("SIP") trunking and VoIP services to the business market primarily in the New York metropolitan area. Our Lightpath bandwidth connectivity service offers speeds up to 100 Gbps. Lightpath also provides managed services to businesses, including hosted telephony services (cloud based SIP-based private branch exchange), managed WiFi, managed desktop and server backup and managed collaboration services including audio and web conferencing. Through Lightpath, we also offer fiber-to-the-tower ("FTTT") services to wireless carriers for cell tower backhaul that enables wireline communications service providers to connect to towers that their own wireline networks do not reach. Lightpath's enterprise customers include companies in health care, financial, education, legal and professional services, and other industries, as well as the public sector and communication providers, incumbent local exchange carriers ("ILEC"), and competitive local exchange carriers ("CLEC"). As of December 31, 2021, Lightpath had approximately 12,500 locations connected to its fiber network, which currently includes approximately 28,000 miles of fiber sheaths (“route miles”) (approximately 9,400 owned route miles and approximately 18,600 route miles pursuant to an indefeasible right of use (“IRU”) from Altice USA.
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
News and Advertising
News 12 Networks
Our News 12 Networks consists of seven 24-hour local news channels in the New York metropolitan area—the Bronx, Brooklyn, Connecticut, Hudson Valley, Long Island, New Jersey and Westchester—providing each with complete access to hyper-local breaking news, traffic, weather, sports, and more. News 12 Networks also includes a streaming OTT regional news channel, News 12 New York.
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
a4 Advertising
a4 Advertising is the advanced advertising and data solutions subsidiary of Altice USA. It provides audience-based, IP-authenticated cross-screen advertising solutions to local, regional and national businesses and advertising clients. a4 Advertising enables advertisers to reach U.S. households across their devices through cable networks, on-demand and addressable inventory.
New York Interconnect
In many markets, we have entered into agreements commonly referred to as “Interconnects” with other cable operators to jointly sell local advertising. This simplifies our clients' purchase of local advertising and expands their geographic reach. In some markets, we represent the advertising sales efforts of other cable operators; in other markets, alternative cable operators represent us. For example, NY Interconnect, LLC ("NYI") is a joint venture between Altice USA, Charter and Comcast. NYI provides a wide range of television and digital advertising opportunities for brands looking to reach over 7.6 million households and more than 20 million people across the New York designated market area.
Franchises
As of December 31, 2021, our systems operated in more than 1,400 communities pursuant to franchises, permits and similar authorizations issued by state and local governmental authorities. Franchise agreements typically require the payment of franchise fees and contain regulatory provisions addressing, among other things, service quality, cable service to schools and other public institutions, insurance and indemnity. Franchise authorities generally charge a franchise fee of not more than 5% of certain of our cable service revenues that are derived from the operation of the system within such locality. We generally pass the franchise fee on to our customers.

Franchise agreements are usually for a term of five to fifteen years from the date of grant, however, approximately 490 of Altice USA’s communities are located in states (Connecticut, Kansas, Missouri, Nevada, North Carolina and Texas) where by law franchise agreements do not have an expiration date. Franchise agreements are usually terminable only if the cable operator fails to comply with material provisions and then only after the franchising authority complies with substantive and procedural protections afforded by the franchise agreement and federal and state law. Prior to the scheduled expiration of most franchises, we generally initiate renewal proceedings with the granting authorities. This process usually takes less than three years but can take a longer period of time. The Communications Act of 1934, as amended (the "Communications Act"), which is the primary federal statute regulating interstate communications, provides for an orderly franchise renewal process in which granting authorities may not unreasonably withhold renewals. See "Regulation—Cable Television—Franchising." In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments, such as building out certain franchise areas, meeting customer service requirements and supporting and carrying public access channels.
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
Sales and Marketing
Sales and marketing are managed through multiple channels that allow us to reach current and potential customers in a variety of ways, including through inbound call centers, outbound telemarketing, retail stores, e-commerce, and door-to-door sales. We also use mass media, including television, digital, radio, print and outdoor advertising, to attract potential customers and invite them to visit our website or call a service representative. Our sales and service teams use a variety of tools and technology to match customers' needs with our best-in-class connectivity products, with a focus on building and enhancing customer relationships.
We invest heavily in target marketing, due to our regional strategy and local focus. Our strategic priority is on building new customer relationships and expanding their use of our fixed, mobile, video and voice offerings, delivering innovative solutions matched to their needs. Most of our marketing is developed centrally then customized regionally, tailoring to local audiences. We have a diverse customer base, and a key focus of ours is to effectively serve a broad range of segments, and to reflect our community’s diversity within marketing materials and advertisements. We also give back to our communities through initiatives and sponsorships focused on digital equity, future innovators (educational programs related to STEM and robotics) and small businesses (“SMB”).
Among other factors, we monitor customer perceptions, sales and marketing impact, and competition, to increase our responsiveness to customer needs and measure the effectiveness of our efforts. Our footprint also has several large college markets where we market specialized products and services for students who live in multiple dwelling units ("MDUs"), such as dormitories and apartments. Beyond serving consumers, we have separate dedicated sales, marketing and service team for our SMB, mid-market, and enterprise customers.
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
We continue to prioritize the growth and development of new self-service and digital care options while simultaneously simplifying and improving our agent toolset to better serve our customer needs. Our ultimate goal is to offer a premium customer care experience through traditional and digital methods.
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
As of December 31, 2021, approximately 95% of our basic video customers were served by systems with a capacity of at least 750 MHz and 249 homes per node. We have upgraded our networks, both through the deployment of our fiber to the home network and through new DOCSIS technologies, and we are delivering speeds of up to 1 Gbps in many areas of our footprint. More than 99% of our residential broadband Internet customers are connected to our national backbone with a presence in major carrier access points in Ashburn, Chicago, Dallas, Denver, New York, Phoenix and San Jose. This presence allows us to avoid significant Internet transit costs by establishing peering relationships with major Internet service and content providers enabling direct connectivity with them at these access points.
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
Our ongoing FTTH network build, with planned upgrades, will enable us to deliver multi-gig broadband speeds to meet the growing data needs of residential and business customers. We believe this FTTH network will be more resilient with reduced maintenance requirements, fewer service outages and lower power usage, which we expect will drive further structural cost efficiencies.
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
In addition, we continue to expand and refine our bandwidth utilization in capacity constrained systems in order to meet demand for new and improved advanced services. A key component to reclaim bandwidth was the digital delivery of video channels that were previously distributed in analog through the launch of digital simulcast, which duplicates analog channels as digital channels. Additionally, the deployment of lower-cost digital customer premises equipment, such as HD digital transport adapters, enabled the use of more efficient digital channels instead of analog channels, thus allowing the reclamation of expanded basic analog bandwidth in the targeted systems. This reclaimed analog bandwidth is being repurposed for other advanced services such as additional HDTV services and faster Internet access speeds.
To support our mobile business, we have a nationwide mobile core network with five main interconnection points (Texas, California, Illinois, and two in New York), as well as the necessary interconnection points for our network partners T-Mobile and AT&T Inc. ("AT&T").
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
Suppliers
Customer Premise and Network Equipment
We purchase set-top boxes and other customer premise equipment from a limited number of vendors because our cable systems use one or two proprietary technology architectures. We buy HD, HD/DVRs and VOD equipment, routers, including the components of our home communications platform, and other network equipment from a limited number of suppliers, including Altice Labs (Altice Europe's technology, services and innovation center), Sagemcom and Ubee. See "Risk Factors—Risk Factors Relating to Our Business—We depend on third-party vendors for certain equipment, hardware, licenses and services in the conduct of our business."

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
Mobile Voice and Data Equipment
We purchase for resale mobile handsets from a number of original equipment manufacturers including Apple, Samsung and Motorola. Customers of our mobile service are able to purchase these handsets with upfront or installment payments.
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
Competition
We operate in a highly competitive, consumer-driven industry and we compete against a variety of broadband, video, mobile and fixed-line telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, satellite delivered video signals, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. We believe our leading market position in our footprint, technologically advanced network infrastructure, including our FTTH build-out, Altice One, our entertainment and connectivity platform, our mobile service, and our focus on enhancing the customer experience favorably position us to compete in our industry. See also "Risk Factors—Risk Factors Relating to Our Business—We operate in a highly competitive business environment which could materially adversely affect our business, financial condition, results of operations and liquidity."
Broadband Services Competition
Our broadband services face competition from broadband communications companies' digital subscriber line ("DSL"), FTTH/Fiber to the Premises ("FTTP") and wireless broadband offerings, as well as from a variety of companies that offer other forms of online services, including satellite-based broadband services. AT&T and Verizon Communications Inc.'s ("Verizon") Fios are our primary fiber-based competitors. Current and future fixed and wireless Internet services, such as 4G, LTE and 5G (and variants) wireless broadband services and WiFi networks, and devices such as wireless data cards, tablets and smartphones, and mobile wireless routers that connect to such devices, may also compete with our broadband services both for in premises broadband service and mobile broadband. All major wireless carriers offer unlimited data plans, which could, in some cases, become a substitute for the fixed broadband services we provide. The Federal Communications Commission ("FCC") is likely to continue to make additional radio spectrum available for these wireless Internet access services, which in time could expand the quality and reach of these services. Additionally, federal legislation has substantially increased the amount of subsidies to entities deploying broadband to areas deemed to be "unserved" or "underserved" in the past year, which could result in increased competition for our broadband services.
Video Services Competition
We face intense competition from broadband communications companies with fiber-based networks. Verizon has constructed a FTTH network that passes a significant number of households in our Optimum service area; and AT&T has constructed an FTTP/Fiber to the Node ("FTTN") infrastructure in parts of our Suddenlink service area. We estimate that Verizon is currently able to sell a fiber-based service, including video, broadband and telephony, to as many as two-thirds of the households in our New York metropolitan service area and that AT&T and new fiber-based service providers are able to sell fiber products to as many as one-quarter of the households in our Suddenlink footprint. Frontier Communications Corporation ("Frontier") offers video service in competition with us in most of our Connecticut service area.
We also compete with direct broadcast satellite ("DBS") providers, such as DirecTV (which is co-owned and co-managed by AT&T) and DISH Network Corporation ("DISH"). DirecTV and DISH offer one-way satellite-delivered pre-packaged programming services that are received by relatively small and inexpensive receiving dishes. DirecTV has exclusive arrangements with the National Football League that give it access to programming that we cannot offer. We believe cable-delivered services, which include the ability to bundle additional services such as broadband, offer a competitive advantage to DBS service, because cable headends can provide two-way communication to deliver a large volume of programming that customers can access and control independently.
Our video services also face competition from a number of other sources, including companies that deliver movies, television shows and other video programming, including extensive on demand, live content, serials, exclusive and original content, over broadband Internet connections to televisions, computers, tablets and mobile devices, such as Netflix, Hulu, Disney+, Apple TV+, YouTube TV, Amazon Prime, Sling TV, DirecTV Stream and others. In addition, our programming partners continue to launch direct to consumer streaming products, delivering content to consumers that was formerly only available via video, such as Discovery+, Disney+, HBO Max and Paramount+.
Telephony Services Competition
Our telephony service competes with wireline, wireless and VoIP phone service providers, such as Vonage, Skype, Facetime, WhatsApp and magicJack, as well as companies that sell phone cards at a cost per minute for both national and international service. We also compete with other forms of communication, such as text messaging on cellular phones, instant messaging, social networking services, video conferencing and email. The increased number of technologies capable of carrying telephony services and the number of alternative communication options available to customers have intensified the competitive environment in which we operate our telephony services.
Mobile Wireless Competition
Our mobile wireless service, launched in September 2019, faces competition from a number of national incumbent network-based mobile service providers (like AT&T, T-Mobile and Verizon) and smaller regional service providers, as well as a number of reseller or MVNO providers (such as Tracfone, Boost Mobile and Cricket Wireless, among others). We believe that our approach to the mobile wireless service offering, including the construction and operation of our own "mobile core" and the ability to bundle and promote the product to our existing customer base, gives us advantages over pure MVNO resellers, and differentiates us from incumbent network-based operators. Improvements by incumbent and reseller mobile service providers on price, features, speeds, and service enhancements will continue to impact the competitiveness and attractiveness of our mobile service, and we will need to continue to invest in our services, product and marketing to answer that competition. Our mobile wireless strategy depends on the availability of wholesale access to radio access networks ("RAN") from one or more network-based providers with whom we are likely to compete. Our mobile service is vulnerable to constraints on the availability of wholesale access or increases in price from the incumbents. Consolidation among wholesale RAN access providers could impair our ability to sustain our mobile service. In April 2020, Sprint and T-Mobile merged, subject to certain conditions imposed by the United States Department of Justice and the FCC. While the reduction of competition among mobile wireless network-based providers likely will negatively impact the price and availability of wholesale RAN access to the Company generally, certain of the conditions imposed upon the merger parties by the U.S. Department of Justice and the FCC have the potential to ameliorate those effects and to enhance the coverage, quality and cost structure for our mobile services while those conditions are in effect.
Business Services Competition
We operate in highly competitive business telecommunications market and compete primarily with local incumbent telephone companies, especially AT&T, Frontier, Lumen Technologies, Inc. ("Lumen") and Verizon, as well as with a variety of other national and regional business services competitors.
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

Employees and Labor Relations
Human Capital
As of December 31, 2021, we had approximately 9,000 employees. Approximately 500 of our employees were represented by unions as of such date. Approximately 97% of our employees are U.S. based. Our employees perform work in a variety of environments, including customers’ homes or businesses, in the field, and on site in retail stores, centers or offices. In fiscal year 2021, the coronavirus disease 2019 ("COVID-19") pandemic continued to have an impact on our workforce management approach and a significant portion of our workforce continued to work remotely throughout the year. In response to tight labor markets, inflation and other challenges we experienced along with many other U.S. organizations, we implemented retention solutions for key talent and broadened our talent acquisition strategies.
Diversity and Inclusion
Together has no limits is our cultural anthem. Together represents inclusion and opportunity for people of all backgrounds and beliefs throughout our company.
Our commitment to diversity and inclusion is rooted in providing our employees and our customers with the best experience possible. Our approach is informed by best practices in recruitment, retention, community engagement and culture building, which will help us build a company that is welcoming, respectful and with equal opportunities for all.
To support this vision, we sponsor a variety of enterprise-wide diversity and inclusion developmental programs, including sponsored employee affinity groups that foster communities through shared interests and backgrounds. Through professional development sessions, networking events, panels and community events, our affinity groups are helping to create a greater sense of belonging, improve understanding of differences, and inform businesses practices and policies.
Compensation and Benefits
We are committed to providing a competitive total incentive program that are conducive to attracting and retaining our talent. Our compensation program targets market competitive pay and provides an opportunity for our full time non-union employees to earn performance-based incentive compensation. Our market competitive and inclusive benefits program includes healthcare benefits, life and disability insurance, 401(k) plan with company matching contributions, paid time off, and other voluntary benefit programs.
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
In recent years, the traditional local cable franchising regime has undergone significant change as a result of federal and state action. Several states have reduced or eliminated the role of local or municipal government in franchising in favor of state- or system-wide franchises, and the trend has been toward consolidation of franchising authority at the state level, in part to accommodate the interests of new broadband and cable entrants over the last decade. At the same time, the FCC has adopted rules that streamline entry for new competitors (such as those affiliated with broadband communications companies) and reduce certain franchising burdens for these new entrants. In 2019, the FCC also extended to existing cable providers relief from certain fees and other regulatory requirements imposed by franchising authorities, including subjecting certain fees for access to the right-of-way and certain in-kind payments obligations to the statutory cap on franchise fees, as well as preempting states and localities from exercising their authority to regulate cable operators’ non-cable services. The FCC’s order was challenged by several municipalities and substantially upheld by the U.S. Sixth Circuit Court of Appeals on appeal, although the court curtailed the relief related to in-kind contributions and appellants have requested review by the U.S. Supreme Court.
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
There have been frequent calls to impose further rate regulation on the cable industry. It is possible that Congress or the FCC may adopt new constraints on the retail pricing or packaging of cable programming. As we attempt to respond to a changing marketplace with competitive marketing and pricing practices, we may face regulations that impede our ability to compete. In addition, a number of state and local regulatory authorities have imposed or seek to impose price- or price-related regulation that we believe is inconsistent with FCC direction, and these efforts if successful, will diminish the benefits of deregulation and hamper our ability to compete with our largely unregulated competitors. We brought a challenge in federal court against one such attempt to regulate our pricing by the New Jersey Board of Public Utilities, and successfully obtained rulings in New Jersey federal and state courts enjoining that agency from enforcing its regulation. The agency has appealed both of those rulings and the appeals are currently pending.
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
Ownership Limitations.    Federal regulation of the communications field traditionally included a host of ownership restrictions, which limited the size of certain media entities and restricted their ability to enter into competing enterprises. Through a series of legislative, regulatory, and judicial actions, most of these restrictions have been either eliminated or substantially relaxed. In 2017, the FCC relaxed some broadcast media ownership rules, and the broadcast industry subsequently experienced consolidation. The FCC’s order was subsequently affirmed by the U.S. Supreme Court, but the FCC has the statutory obligation to review its broadcast ownership rules every four years and revise them if it determines that the public interest so requires. Depending on the outcome of the FCC’s current quadrennial review of ownership rules, the broadcast industry could consolidate further, which could impact the fees we pay broadcasters to license their signals.
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
Other Regulation.    We are subject to various other regulations, including those related to political broadcasting; home wiring; the blackout of certain network and syndicated programming; prohibitions on transmitting obscene programming; limitations on advertising in children's programming; and standards for emergency alerts, as well as telemarketing and general consumer protection laws and equal employment opportunity obligations. For example, the Television Viewer Protection Act of 2019 imposes obligations on cable and fixed broadband providers, including required disclosures at the point of sale and in electronic billing and prohibitions on certain equipment charges. The FCC also imposes various technical standards on our operations. In the aftermath of Superstorm Sandy, the FCC and the states are examining whether new requirements are necessary to improve the resiliency of communications networks, potentially including cable networks, and some jurisdictions, such as California, have begun to impose new technical requirements as part of these proceedings. Further, following certain extreme weather events in 2020, several states have undertaken examinations of storm resiliency, recovery, and customer impacts, which could lead to additional regulation of the industry. Each of these regulations restricts (or could restrict) our business practices to varying degrees, and will impose (or could impose) substantial compliance costs. The FCC can aggressively enforce compliance with its regulations and consumer protection policies, including through the imposition of substantial monetary sanctions. It is possible that Congress or the FCC will expand or modify its regulations of cable systems in the future, and we cannot predict at this time how that might impact our business.
Broadband
Regulatory Classification.    Broadband Internet access services were traditionally classified by the FCC as "information services" for regulatory purposes, a type of service that is subject to a lesser degree of regulation than "telecommunications services." In 2015, the FCC reversed this determination and classified broadband Internet access services as "telecommunications services." This reclassification had subjected our broadband Internet access service to greater regulation, although the FCC did not apply all telecommunications service obligations to broadband Internet access service. The 2015 Order (as defined below) could have had a material adverse impact on our business. In December 2017, the FCC adopted an order that in large part reversed again the 2015 Order and reestablished the "information service" classification for broadband Internet access service. The 2017 Order (as defined below) was affirmed in part on appeal in October 2019 insofar as it classified broadband Internet access services as information services subject to lesser federal regulation. However, the 2017 Order was also vacated in part on appeal insofar as it preempted states from subjecting broadband Internet access services to any requirements more stringent than the federal requirements. As a result, the precise extent to which state rules may impose such requirements, as well as other regulatory obligations, on broadband Internet access service providers is not fully settled. Additionally, the FCC is expected to revisit the appropriate regulatory classification of broadband in 2022.
Net Neutrality.   Congress and some states are considering legislation that may codify “net neutrality” rules, which could include prohibitions on blocking, throttling and prioritizing Internet traffic. A number of states, including California and New York, have adopted legislation and/or executive orders that apply “net neutrality” rules to Internet service providers ("ISPs"). The California legislation is currently being challenged in court but was allowed to take effect in March 2021.
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
Government Subsidies. The FCC and other federal agencies, as well as some states, direct subsidies to entities deploying broadband to areas deemed to be “unserved” or “underserved.” Federal legislation has substantially increased the amount of such subsidies in the past year, and eligibility criteria for the use of such subsidies do not always limit their use exclusively to areas lacking broadband access. We have sought this funding as have many other entities, including broadband services competitors and new entrants into such services. There is no assurance that we will be successful in securing such funding, nor any guarantee of the amount of funding we could receive. The FCC also administers a program that provides subsidies for broadband providers who provide discounted broadband service to low-income households, which we participate in.
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
Other forms of regulation of broadband Internet access service currently being considered by the FCC, Congress or state legislatures include consumer protection requirements, billing and notifications requirements, cybersecurity requirements, consumer service standards, requirements to contribute to universal service programs and requirements to protect personally identifiable customer data from theft. Pending and future legislation in this area could adversely affect our operations as an ISP and our relationship with our Internet customers. While neither the FCC nor states currently regulate the price for broadband services generally, the state of New York enacted legislation that would regulate the price and terms for the broadband service offered to low-income households. This law was enjoined by a New York federal court, and the ruling is currently on appeal.
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
Other Regulation.     Interconnected VoIP service providers are required to provide enhanced 911 emergency services to their customers; protect customer proprietary network information from unauthorized disclosure to third parties; report to the FCC on service outages; comply with telemarketing regulations and other privacy and data security requirements; comply with disabilities access requirements and service discontinuance obligations; comply with call signaling requirements; and comply with CALEA standards. In August 2015, the FCC adopted new rules to improve the resiliency of the communications network. Under the new rules, providers of telephony services, including interconnected VoIP service providers, must make available twenty-four hours of standby backup power for consumers to purchase at the point of sale. The rules also require that providers inform new and current customers about service limitations during power outages and steps that consumers can take to address those risks. In addition, the FCC is currently considering whether to require VoIP providers to maintain backup power for certain network equipment, and California has adopted rules requiring VoIP providers to maintain twenty-four hours of network backup power in certain areas of the state facing elevated fire risks.
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
Interconnection and Intercarrier Compensation.    The Communications Act requires telecommunications carriers to interconnect directly or indirectly with other telecommunications carriers and networks, including VoIP. Under the FCC's intercarrier compensation rules, we are entitled, in some cases, to compensation from carriers when they use our network to terminate or originate calls and in other cases are required to compensate another carrier for using its network to originate or terminate traffic. The FCC and state regulatory commissions, including those in the states in which we operate, have adopted limits on the amounts of compensation that may be charged for certain types of traffic. In an October 2011 Order, the FCC determined that intercarrier compensation for all terminating traffic, including VoIP traffic exchanged in time-division multiplexing ("TDM") format, would be phased down over several years to a "bill-and-keep" regime, with no compensation between carriers for most terminating traffic by 2018. In 2020, the FCC adopted further reforms to phase down the rates for the origination of "toll-free" calls, which are currently being challenged in court. The FCC also has a pending proceeding that could further reduce or eliminate compensation for originating traffic.
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
State Regulation.  Our CLEC subsidiaries' telecommunications services are subject to regulation by state commissions in each state where we provide services. In order to provide our services, we must seek approval from the state regulatory commission or be registered to provide services in each state where we operate and may at times require local approval to construct facilities. Regulatory obligations vary from state to state and include some or all of the following requirements: filing tariffs (rates, terms and conditions); filing operational, financial, and customer service reports; seeking approval to transfer the assets or capital stock of the broadband communications company; network resiliency and disaster recovery requirements; seeking approval to issue stocks, bonds and other forms of indebtedness of the broadband communications company; reporting customer service and quality of service requirements; outage reporting; making contributions to state universal service support programs; paying regulatory and state Telecommunications Relay Service and E911 fees; geographic build-out; and other matters relating to competition.
In September 2019, we launched a mobile service using our own core infrastructure and our infrastructure mobile virtual network operator ("iMVNO") agreements with Sprint and other roaming partners, including AT&T. Our mobile wireless service is subject to most of the same FCC and consumer protection regulations as typical, network-based wireless carriers (such as E911 services, local number portability, privacy protection, and constraints on billing and advertising practices). The FCC or other regulatory authorities may adopt new or different regulations that apply to our services or similarly situated providers, impose new taxes or fees, or modify the obligations of other network-based carriers to provide wholesale RAN access to providers like Altice USA.
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
Privacy Regulations
Our cable, Internet, voice, wireless and advertising services are subject to various federal, state and local laws and regulations, as well as, in instances where we operate outside of the U.S., the laws and regulations of the countries and regions where we operate, regarding subscriber privacy, data security, data protection, and data use. Our provision of Internet services subjects us to the limitations on use and disclosure of user communications and records contained in the Electronic Communications Privacy Act of 1986. Broadband Internet access service is also subject to various privacy laws applicable to electronic communications. We are subject to various state regulations and enforcement oversight related to our policies and practices covering the collection, use, and disclosure of personal information. The California Consumer Privacy Act (“CCPA”), a comprehensive privacy act aimed at increasing disclosure requirements, privacy protections, and the rights of consumers to identify and delete stored private data, subject to some limited business exceptions, has been in effect since January 1, 2020. In November 2020, California voters adopted the California Privacy Rights Act, which amends the CCPA and provides certain additional disclosure requirements, privacy protections, and rights of consumers, and will become effective in 2023. Virginia and Colorado also adopted comprehensive privacy acts in 2021 that impose disclosure requirements, privacy protections, and the rights of consumers to opt out of certain data sharing. Those laws will also take effect in 2023. We expect further scrutiny of privacy practices at all levels of government in the areas where we operate, and implementing systems to comply with new rules could impact our business opportunities and impose operating costs on the business.
Our i24NEWS operation has employees and offices in the European Union ("EU") that are subject to the General Data Protection Regulation ("GDPR"). Further, our a4 advertising business conducts limited business with customers that advertise in the EU. As such, we have certain compliance obligations with EU and member state (and UK) laws and regulations, including compliance obligations under the GDPR, and bear potential enforcement risks and fines if we fail to comply, even as the application of those regulations to some of our operations are unclear or are unknown.
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
•Our business, financial condition and results of operations may be adversely affected by the ongoing COVID-19 pandemic.
•The financial markets are subject to volatility and disruptions, which may adversely affect our business.
•We are highly leveraged and have substantial indebtedness and may incur additional indebtedness.
•We have in past periods incurred substantial losses from operations, and we may do so in the future.
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
•Changes or uncertainty in respect of LIBOR discontinuation may affect our sources of funding.
•We depend on third-party vendors for certain equipment, hardware, licenses and services in the conduct of our business.
•Labor shortages and supply chain disruptions could prevent us from meeting customer demand and negatively affect our financial results.
•Disruptions to our networks, infrastructure and facilities could impair our operating activities and negatively impact our reputation and financial results.
•If we experience a significant cybersecurity incident or fail to detect and appropriately respond to a significant cybersecurity incident, our results of operations and reputation could suffer.
•The terms of existing or new collective bargaining agreements can increase our expenses. Labor disruptions could adversely affect our business, financial condition and results of operations.
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

•Impairment of the Altice brand or Mr. Drahi's reputation could adversely affect current and future customers' perception of Altice USA.
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
We operate in a highly competitive, consumer-driven industry and we compete against a variety of broadband, video and telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, satellite-delivered video signals, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. Some of our competitors include AT&T and its DirecTV subsidiary, DISH, Frontier, Lumen and Verizon. In addition, our video services compete with all other sources of leisure, news, information and entertainment, including movies, sporting or other live events, radio broadcasts, home-video services, console games, print media and the Internet.
In some instances, our competitors have fewer regulatory burdens, easier access to financing, greater resources, greater operating capabilities and efficiencies of scale, stronger brand-name recognition, longstanding relationships with regulatory authorities and customers, more customers, more flexibility to offer promotional packages at prices lower than ours and greater access to programming or other services. This competition creates pressure on our pricing and has adversely affected, and may continue to affect, our ability to add and retain customers, which in turn adversely affects our business, financial condition and results of operations. The effects of competition may also adversely affect our liquidity and ability to service our debt. For example in our Optimum footprint, we face intense competition from Verizon, which has constructed FTTH network infrastructure that passes a significant number of households in our New York metropolitan service area. We estimate that Verizon is currently able to sell fiber-based services, including broadband, video and telephony, to as many as two-thirds of the households in our New York metropolitan service area and may expand these and other service offerings to more customers in the future. We also face increasing competition from AT&T and new fiber-based service providers in our Suddenlink footprint, who we estimate are currently able to sell fiber products to as many as one-quarter of the households in such footprint. While the extent of our competitors’ build-out and sales activity in service areas is difficult to assess because it is based on visual inspections and other limited estimating techniques and therefore serves only as an approximation, the fiber build out by competitors in our service areas is significant.
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
In addition, certain of our competitors own directly or are affiliated with companies that own programming content or have exclusive arrangements with content providers that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective customers. For example, DirecTV has exclusive arrangements with the National Football League that give it access to programming we cannot offer. Further, in 2018 AT&T acquired Time Warner, which owns a number of cable networks, including TBS, CNN and HBO, as well as Warner Bros. Entertainment, which produces television, film and home-video content. AT&T's and DirecTV's access to Time Warner programming and studio assets provides AT&T and DirecTV the ability to offer competitive promotional packages that could negatively affect our ability to maintain or increase our existing customers and revenues. Certain DBS operators, such as DISH, also have marketing arrangements with certain phone companies under which the DBS provider's video services are sold together with the phone company's broadband and mobile and traditional phone services.
Another source of competition for our video services is the delivery of video content over the Internet directly to customers, some of which is offered without charging a fee for access to the content. This competition comes from a number of different sources, including companies that deliver movies, television shows and other video programming, including extensive on demand, live content, serials, exclusive and original content, over broadband Internet connections to televisions, computers, tablets and mobile devices, such as Netflix, Hulu, Disney+, Apple TV+, YouTube TV, Amazon Prime, Sling TV, DirecTV Stream and others. It is possible that additional competitors will enter the market and begin providing video content over the Internet directly to customers. Increasingly, content owners, such as HBO, CBS, Disney and ESPN, are selling their programming directly to consumers over the Internet without requiring a video subscription. The availability of these services has and will continue to adversely affect customer demand for our video services, including premium and on-demand services. Further, due to consumer electronics innovations, consumers can watch such Internet-delivered content on television sets and mobile devices, such as smartphones and tablets. Internet access services are also offered by providers of wireless services, including traditional cellular phone carriers and others focused solely on wireless data services.
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
Our broadband service faces competition from wired and wireless providers. Most broadband communications companies, which already have wired networks, an existing customer base and other operational functions in place (such as billing and service personnel), offer DSL, cable or FTTH/FTTP services. We believe these services compete with our broadband service and are often offered at prices comparable to or lower than our Internet services and, despite sometimes being offered at speeds lower than the speeds we offer, are capable of serving as substitutes for some consumers. In addition, to the extent that these providers’ networks are more ubiquitously deployed, such as traditional telephone networks, they may be in a better position to offer Internet services to businesses passed by their networks on a more economic or timely basis than we can, even if the services they offer are arguably inferior. They may also increasingly have the ability to combine video services, mobile services and telephone and Internet services offered to their customers, either directly or through co-marketing agreements with other service providers. Additionally, federal legislation has substantially increased the amount of subsidies to entities deploying broadband to areas deemed to be "unserved" or "underserved" in the past year, which could result in increased competition for our broadband services.
Mobile broadband providers increasingly provide "Fixed Wireless Broadband" (FWB) services that can substitute for our fixed broadband service. These 5G FWB services from T-Mobile and Verizon, for example, in addition to services such as 4G, LTE and other 5G (and variants) wireless broadband services and WiFi networks, and devices such as wireless data cards, tablets and smartphones, and mobile wireless routers that connect to such devices, also compete with our broadband services both for in premises broadband service and mobile broadband. All major wireless carriers have started to offer unlimited data plans, which could, in some cases, become a substitute for the fixed broadband services we provide. The FCC is likely to continue to make additional radio spectrum available for these wireless Internet access services, which in time could expand the quality and reach of these services.
Our telephony services, including the mobile wireless voice and data service that we launched in 2019, compete directly with established broadband communications companies and other carriers, including wireless providers, as increasing numbers of homes are replacing their traditional telephone service with wireless telephone service. We also compete against VoIP providers like Vonage, Skype, Facetime, WhatsApp and magicJack that do not own networks but can provide service to any person with a broadband connection, in some cases free of charge. Our telephony services also face competition from substitute services such as SMS, chat, Apple Messaging, WhatsApp and similar communications services.
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
Many of our video customers take delivery of their services through our set-top box and combined home communications platform, the Altice One. Increasingly, customers are able to enjoy our content or other content through other devices, such as Roku, Apple TV, or "smart" TVs, which eliminates or reduces the need to use our devices. Our Altice One communications platform allows our customers to aggregate many services in a manner that is similar to some of these devices. Nonetheless, we cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect from the introduction of our home communications platform, Altice One, or that it will be rolled out across our footprint in the timeframe we anticipate. We may be required to make material capital and other investments to anticipate and to keep up with technological change. These challenges could adversely affect our business, financial condition and results of operations.
In the fourth quarter of 2017, we entered into a multi-year strategic agreement with Sprint pursuant to which we currently utilize Sprint's network to provide mobile voice and data services to our customers throughout the nation. In 2021, following the merger between T-Mobile and Sprint, we migrated most of our customers to the T-Mobile network. We believe this additional product offering will enable us to deliver greater value and more benefits to our customers, by offering mobile voice and data services, in addition to our broadband, video and telephony services. Some of our competitors already offer, or have announced plans to offer, their own offerings that bundle two or more of their broadband, video, telephony and mobile voice and data services. If our customers do not view our service offerings as competitive with those offered by our competitors, we could experience increased customer churn. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect from the introduction of our mobile voice and data services, or that they will be introduced to, or adopted by, customers to the extent or in the timeframe we anticipate. In addition, we may be required to make material capital and other investments to develop this business and to anticipate and keep up with technological change. These challenges could adversely affect our business, financial condition and results of operations.
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
The expiration dates of our various programming contracts are staggered, which results in the expiration of a portion of our programming contracts throughout each year. We attempt to control our programming costs and, therefore, the cost of our video services to our customers, by negotiating favorable terms for the renewal of our affiliation agreements with programmers. On certain occasions in the past, such negotiations have led to disputes with programmers that have resulted in temporary periods during which we did not carry or decided to stop carrying a particular broadcast network or programming service or services. For example, in 2017, we were unable to reach an agreement with Starz on acceptable economic terms, and effective January 1, 2018, all Starz services were removed from our lineups, and we launched alternative networks offered by other programmers under new long-term contracts. On February 13, 2018, we and Starz reached a new carriage agreement and we restored the Starz services previously offered by Optimum and Suddenlink. Negotiating impasses are common. To the extent we are unable to reach agreement with certain programmers on terms we believe are reasonable, we may be forced to, or determine for strategic or business reasons to, remove certain programming channels from our line-up and may decide to replace such programming channels with other programming channels, which may not be available on acceptable terms or be as attractive to customers. Such disputes, or the removal or replacement of programming, may inconvenience some of our customers and can lead to customer dissatisfaction and, in certain cases, the loss of customers, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. There can be no assurance that our existing programming contracts will be renewed on favorable or comparable terms, or at all, or that the rights we negotiate will be adequate for us to execute our business strategy.
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
Our business, financial condition and results of operations may be adversely affected by the ongoing COVID-19 pandemic
The COVID-19 pandemic, and measures to prevent its spread, have had a significant impact on our business and could have a material adverse impact on our business, financial condition and results of operations in the future. The severity and timing of any impact will depend on a number of factors, including the level and rapidity of infection, duration of containment measures, changes in consumer spending patterns, measures imposed or taken by governmental authorities in response to the pandemic, macroeconomic conditions in our markets, and negative effects on the financial condition of our customers.
Under difficult economic conditions, demand for our products and services could decline and some customers may be unable or unwilling to pay for our products and services. Additionally, in order to prioritize the demands of the business, we may delay or reprioritize certain capital investments or new initiatives, products or services, which may adversely affect our business in the future.
Governmental and non-governmental initiatives to reduce the transmission of COVID-19 and variants, such as vaccine mandates, the imposition of restrictions on work and public gatherings and the promotion of social distancing, along with new government service, collection, pricing or rebate mandates, have impacted and could continue to impact our operations and financial results. Our suppliers and vendors also may be affected by such measures in their ability to provide products and services to us and these measures could also make it more difficult for us to serve our customers.
If these events occur and were to continue, our revenue, operating margins and cash flows may be materially reduced.
In addition, the impact that COVID-19 will have on our business, financial condition and results of operations could exacerbate the risks identified in this section.
The financial markets are subject to volatility and disruptions, which have in the past, and may in the future, adversely affect our business, including by affecting the cost of new capital and our ability to fund acquisitions or other strategic transactions.
From time to time the capital markets experience volatility and disruption. Volatility in the capital markets may be impacted by a number of factors. Some of the main factors which contributed to capital markets volatility in recent months include, for example, the impacts of COVID-19, inflationary pressures and the outlook for interest rates. There can be no assurance that market conditions will not continue to be volatile or worsen in the future.
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
Our subsidiaries have incurred substantial amounts of indebtedness in connection with acquisitions and to finance the Cequel Acquisition, the Cablevision Acquisition, our operations, upgrades to our cable plant and acquisitions of other cable systems, sources of programming and other businesses. We have also incurred substantial indebtedness in order to offer new or upgraded services to our current and potential customers. At December 31, 2021, the carrying value of our total aggregate indebtedness, including collateralized indebtedness, was approximately $26.5 billion. Because we are highly leveraged, our payments on our indebtedness are significant in relation to our revenues and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease, but our required payments under our indebtedness would not. Any decrease in our revenues or an increase in operating costs (and corresponding reduction in our cash flows) would therefore adversely affect our ability to make interest or principal payments on our indebtedness as they come due.
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
In addition, a substantial amount of our indebtedness bears interest at variable rates. If market interest rates increase, our variable-rate debt will have higher debt service requirements, which could adversely affect our cash flows and financial condition. For more information, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk." Although we have historically entered into, and may in the future enter into, hedging arrangements to limit our exposure to an increase in interest rates or to other risks, such arrangements may not offer complete protection from these risks. In addition, the nature of these hedges could prevent us from realizing benefits we would have received had the hedge not been put in place, such as if interest rates fall.
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
We have in past periods incurred substantial losses from operations, and we may do so in the future, which may reduce our ability to raise needed capital.
We have in the past incurred substantial losses from operations and we may do so in the future. Significant losses from operations could limit our ability to raise any needed financing, or to do so on favorable terms, as such losses could be taken into account by potential investors, lenders and the organizations that issue investment ratings on our indebtedness.
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
Our business is capital intensive. Operating and maintaining our cable systems requires significant amounts of cash payments to third parties. Capital expenditures were $1,231.7 million, $1,074.0 million and $1,355.4 million in 2021, 2020 and 2019, respectively, and primarily included payments for customer premise equipment, network infrastructure, support and other costs.

We are building a FTTH network, and we continue to upgrade our existing HFC network. During the fourth quarter of 2017, we introduced an entertainment and connectivity platform, Altice One, and we continue to expand the availability of this device across our footprint, as well as its functionality. Also in the fourth quarter of 2017, we entered into a multi-year strategic agreement pursuant to which we currently utilize Sprint's (and, following the merger between T-Mobile and Sprint, T-Mobile's) network to provide mobile voice and data services to our customers throughout the nation. We may not be able to execute these initiatives within the anticipated timelines, or at all, and we may incur greater than anticipated costs and capital expenditures, fail to realize anticipated benefits, experience business disruptions or encounter other challenges to executing these initiatives which could have a material adverse effect on our business, financial condition and results of operations.
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
Changes or uncertainty in respect of LIBOR discontinuation may affect our sources of funding.
The interest rates applicable to some of our sources of funding are linked to LIBOR, which has recently been the subject of international reform proposals. Certain LIBOR settings were discontinued at the end of 2021 with the remaining settings expected to be discontinued by mid-2023. In the United States, the Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate ("SOFR") as an alternative to LIBOR for use in contracts that are currently indexed to U.S. dollar LIBOR and has proposed a phased market transition plan to SOFR. SOFR significantly differs from LIBOR. It is therefore not possible to predict whether and when markets will adopt SOFR as a widely accepted replacement for LIBOR, or the effect of the transition to any such alternative reference rate will have on financial markets. Further, alternative reference rates that may replace LIBOR, including SOFR, may not yield the same or similar economic results as LIBOR which could have a material adverse effect on the liquidity of, and the amount payable under, our sources of funding. A transition from LIBOR to an alternative reference rate may also result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and stock price.
If we are unable to transition to an alternative reference rate prior to the discontinuation of LIBOR for all settings, we may be unable to meet our obligations under some of our sources of funding. While certain of our sources of funding contain LIBOR alternative provisions, the use of alternative reference rates or other reforms could cause the interest rates on our borrowings to be materially different than expected. These developments may cause us to renegotiate some of these agreements and may have an adverse effect on our financial condition and results of operations. We will continue to monitor market developments related to LIBOR's modification or discontinuation.

We depend on third-party vendors for certain equipment, hardware, licenses and services in the conduct of our business. If we do not have access to such items on reasonable terms and on a timely basis, our ability to offer our products and services could be impaired, and our business, results of operations and financial condition could be adversely affected.
We use third-party suppliers, service providers and licensors to supply some of the equipment, hardware, services, software and operational support necessary to provide some of our products and services. Some of these vendors are our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. Some of these vendors do not have a long operating history or may not be able to continue to supply the products services we desire. In addition, because of the pace at which technological innovations occur in our industry, we may not be able to obtain access to the latest technology on reasonable terms. The termination or disruption in these relationships as a result of contractual disagreements, operational or financial failures on the part of our vendors, or other adverse events that prevent vendors from providing the equipment or services we need, with the level of quality we require, in a timely manner, and at reasonable prices, could result in significant costs to us and have a negative effect on our ability to provide our products and services. It is also possible that, under some circumstances, we could be forced to switch to different key vendors. Because of the cost and time lag that can be associated with transitioning from one vendor to another, our business could be substantially disrupted if we were required to or chose to do so, especially if the replacement became necessary on short notice. As a result, our business, results of operations and financial condition could be materially adversely affected.
Labor shortages and supply chain disruptions could prevent us from meeting customer demand and negatively affect our financial results.
We and some of our third-party suppliers, service providers and licensors are currently experiencing a shortage of qualified labor at our and their facilities in certain geographies, particularly within the United States, due in part to COVID-19, related government programs and restrictions, and general macroeconomic factors. A prolonged shortage of qualified labor could decrease our third-party vendors’ ability to meet our demands and efficiently operate their facilities. Prolonged labor shortages could also lead to decreased productivity and increased labor costs from higher overtime, the need to hire temporary help to meet demand and higher wages rates in order to attract and retain employees. Any of these developments could materially increase our sourcing costs and have a material adverse effect on our results of operations.
Shipping delays exist worldwide, as there is much greater demand for shipping and reduced capacity due to the ongoing COVID-19 pandemic and related travel and health restrictions. Additionally, certain raw material prices increased in 2021 and are expected to remain at historically high levels in 2022 due to inflationary cost pressures and global transportation complexities. In recent months, we have experienced supply chain disruptions related to third-party vendors negatively impacted by availability of qualified labor, restrictions on employees’ ability to work, facility closures, disruptions to ports and other shipping infrastructure, border closures, other travel or health-related restrictions and increased raw material costs. These disruptions are impacting our supply chain for technology, construction materials, products, including our consumer premises equipment, and supplies, such as fiber optic cables, and could negatively impact our financial results and our ability to execute our growth strategy and provide products and services to our customers, should they persist.
Disruptions to our networks, infrastructure and facilities could impair our operating activities and negatively impact our reputation and financial results.
Our network, infrastructure and facilities are critical to our operating activities.
Events such as natural disasters, power outages, accidents, maintenance failures, telecommunications failures, degradation of plant assets, cyber attacks, terrorist attacks and similar events pose risks of potentially significant service disruptions or possible shutdowns. While we have developed and maintain systems designed to prevent service disruptions and shutdowns, and we have developed system redundancy and disaster recovery plans designed to mitigate such network and system-related disruptions and to expeditiously recover from such events, these measures may be ineffective or inadequate and may not be sufficient for all eventualities.
Any of these events, if experienced by or directed at us or technologies upon which we depend, could have adverse consequences on our network, infrastructure or facilities, as well as our customers and business, including degradation of service, service disruption, excessive call volume to call centers, and damage to our or our customers’ equipment and data. Large expenditures may be necessary to repair or replace damaged property, networks and system infrastructure following one of the identified or similar events or to protect property, networks and infrastructure from other events in the future. Moreover, the amount and scope of insurance that we maintain against losses resulting from any such events may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our business that may result. A significant shutdown or service disruption could result in damage to our reputation and credibility, customer dissatisfaction and ultimately a loss of customers or revenue. Any significant loss of customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition and results of operations. Further, any of such events could lead to claims against us and could result in regulatory penalties, particularly if we encounter difficulties in restoring service to our customers on a timely basis or if the related losses are found to be the result of our practices or failures.
The combined effects of extreme weather and climate change may compound this risk. Portions of our geographic service areas have experienced one or more severe weather and storm events over the past several years. In 2020, for example, portions of our Suddenlink footprint were impacted by multiple storms, including hurricanes Delta and Laura, that caused significant damage to our network, infrastructure and facilities in those areas. Severe weather events and other natural disasters, including, storms, floods, tornadoes, rising sea levels, solar events, electromagnetic events, or other natural disasters, could result in severe business disruptions, property damage, prolonged service disruption, significant decreases in revenues and earnings, or significant additional costs, reputational and regulatory consequences.
If we experience a significant cybersecurity incident or fail to detect and appropriately respond to a significant cybersecurity incident, our results of operations and reputation could suffer.
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
We are regularly the target of attempted cyber intrusions, including by means of hacking, phishing, denial of service attacks and dissemination of computer viruses, ransomware and other malicious software. Unauthorized parties may also attempt to gain access to our systems or facilities and to our proprietary business information. While we commit substantial resources to continuously monitor and further develop our network and infrastructure to detect, protect and address the risk of unauthorized access, misuse, computer viruses and other events, our security programs and measures do not prevent all intrusions. Cyber intrusions require a significant amount of time and money to assess and remedy, and our incident response efforts may not be effective in all cases. If our efforts to protect the security of information about our customers and employees are unsuccessful, a significant data security breach may result in costly government enforcement actions, private litigation and negative publicity resulting in reputation or brand damage with customers, and our financial condition and results of operations could suffer. For example, in November 2019, a phishing attack against employee email accounts resulted in the exposure of certain employees' email credentials and, as a result, the exposure of information in those accounts including personal information of current and former employees as well as some customers. We took measures to secure against these attacks and responded by notifying affected persons, relevant state and federal agencies and law enforcement agencies. While we believe the November 2019 attack has been contained both from an exposure and cost perspective, a putative class was filed against the Company on February 13, 2020, and this and similar attacks could impose costs, liability and reputational harm that could adversely affect our operations and financial results. While we maintain insurance for cyber incidents, due to policy terms, limits and exclusions, it may not apply in all cases, and may not be adequate to cover all liabilities.
A portion of our workforce is represented by labor unions under established collective bargaining agreements or negotiating for a first contract. The terms of existing or new collective bargaining agreements can increase our expenses. Labor disruptions could adversely affect our business, financial condition and results of operations.
As of December 31, 2021, approximately 500 of the Company’s employees were represented by either the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). The Company has existing collective bargaining agreements with the CWA and IBEW that cover approximately 500 employees in New York, New Jersey and West Virginia and expire at various times beginning February 12, 2023 through April 25, 2024.
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
At December 31, 2021, we reported approximately $33.2 billion of consolidated total assets, of which approximately $23.6 billion were intangible. Intangible assets primarily included franchises from city and county governments to operate cable systems, goodwill, customer relationships and trade names. While we believe the carrying values of our intangible assets are recoverable, we may not receive any cash in the event of a voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business. We urge our stockholders to read carefully the notes to our consolidated financial statements contained herein, which provide more detailed information about these intangible assets.
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
The law in most cases limits the liability of private network operators for information carried on, stored on or disseminated through their networks. However, these limitations on liability are subject to certain exceptions and the contours of those exceptions are not fully settled. Among other things, the limitation of copyright liability for network operators with respect to materials transmitted over their networks is conditioned upon the network operators’ terminating the accounts of repeat infringers in certain circumstances, and the law is unsettled as to the circumstances in which such termination is required to maintain the operator’s limitation of liability. As such, we could be exposed to legal claims relating to content disseminated on our networks and/or asserting that we are not eligible for statutory limitations on liability for network operators with respect to such content. Claims could involve matters such as defamation, invasion of privacy or copyright infringement. If we need to take costly measures to reduce our exposure to these risks or are required to defend ourselves against, or settle or pay damages in relation to, such claims, our business, reputation, financial condition and results of operations could be materially adversely affected.
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
Impairment of the Altice brand or Mr. Drahi's reputation could adversely affect current and future customers' perception of Altice USA.
Our ability to attract and retain customers depends, in part, upon the external perceptions of Altice USA, which in turn may be affected by the Altice brand and Mr. Drahi's reputation and the quality of Altice products outside the U.S. and corporate and management integrity. The broadband communications and video services industry is by its nature more prone to reputational risks than other industries. This has been compounded in recent years by the free flow of unverified information on the Internet and on social media. Impairment of, including any loss of goodwill or reputational advantages, the Altice brand or Mr. Drahi's reputation in markets in which we do not operate could adversely affect current and future customers', regulators', investors' and others' perception of Altice USA.
Macroeconomic developments may adversely affect our business.
Our performance is subject to global economic conditions and the related impact on consumer spending levels. Continued uncertainty about global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, unemployment, negative financial news, and/or declines in income or asset values, which could have a material negative effect on demand for our products and services. As our business depends on consumer discretionary spending, our results of operations are sensitive to changes in macroeconomic conditions. Our customers may have less money for discretionary purchases as a result of inflation, job losses, foreclosures, bankruptcies, increased fuel and energy costs, higher interest rates, higher taxes, reduced access to credit, and lower home values. These and other economic factors could adversely affect demand for our products, which in turn could adversely affect our financial condition and results of operations.
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
In 2019, we launched a mobile wireless voice and data service. We are offering this service using wholesale RAN agreements we have entered into with Sprint (now T-Mobile) and other RAN providers, as well as with our existing WiFi hotspot infrastructure in subscriber homes and at outdoor WiFi hotspots. We believe that our approach to the mobile wireless service offering, including the construction and operation of our own “mobile core” and the ability to bundle and promote the product to our existing customer base, will give us advantages over resellers and incumbent network-based operators alike. We nevertheless face competition from well-established incumbents like AT&T, T-Mobile and Verizon. These incumbents have scale advantages over Altice USA and own their spectrum and RAN, affording them significant control over the quality and reach of their own wireless networks, the service quality, speed of improvement and investment, cost, and the handling of subscriber congestion, which our service cannot replicate because it relies in part on incumbent networks that we do not fully control.
Our mobile wireless strategy depends on the availability of wholesale RAN access from one or more network-based providers with whom we are likely to compete. Our mobile service is vulnerable to constraints on the availability of wholesale access or increases in price from the incumbents. We are also dependent on our ability to extend our agreement with Sprint (now T-Mobile) or another wholesale RAN access provider after the initial term of our agreement with Sprint (now T-Mobile) expires.
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
Many aspects of these regulations are currently the subject of judicial proceedings and administrative or legislative proposals. There are also efforts to amend or expand the federal, state and local regulation of some of our cable systems, which may compound the regulatory risks we already face, and proposals that might make it easier for our employees to unionize. The Permanent Internet Tax Freedom Act prohibits many taxes on Internet access service and the Federal Communications Commission has issued orders affirming that states and localities may not exercise their franchising authority to regulate our non-cable services, but certain states and localities are considering new taxes and fees on our provision of cable, broadband, and telecommunications taxes that could increase operating expenses. Certain states are also considering adopting energy efficiency regulations governing the operation of equipment that we use, which could constrain innovation. Congress periodically considers whether to rewrite the entire Communications Act, or to adopt more focused changes to that Act, to account for changes in the communications marketplace. Congress has in the past considered, and continues to consider, additional regulations on cable providers and ISPs to address specific consumer or customer issues. In response to recent data breaches and increasing concerns regarding the protection of consumers' personal information, Congress, states, and regulatory agencies are considering the adoption of new privacy and data security laws and regulations that could result in additional privacy, as well as network and information security, requirements for our business. These new laws, as well as existing legal and regulatory obligations, could require significant expenditures.
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
As of December 31, 2021, three of our largest franchises, namely the Town of Hempstead, New York, comprising an aggregate of approximately 70,000 video customers, the Town of Brookhaven, New York, comprising an aggregate of approximately 115,000 video customers, and the New York City franchise, comprising approximately 380,000 video customers were expired. We are currently lawfully operating in these franchise areas under temporary authority recognized by the State of New York. Lightpath holds a franchise from New York City that expired on December 20, 2008 and the renewal process is pending. We believe New York City is treating the expiration date of this franchise as extended until a formal determination on renewal is made, but there can be no assurance that we will be successful in renewing this franchise on anticipated terms or at all. We expect to renew or continue to operate under all or substantially all of our franchises.
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
In some cases, local government entities and municipal utilities may legally compete with us without securing a local franchise or on more favorable franchise terms. In recent years, federal legislative and regulatory proposals have sought to facilitate the ability of municipalities to construct and deploy broadband facilities that could compete with our cable systems, and in the past year, state and local governments have received substantial federal broadband subsidies that can be used to construct and operate such networks. In addition, certain telephone companies and competitive broadband providers have obtained or are seeking authority to operate in communities through a local franchise or other form of right-of-way authority. As a result, competing operators may build systems in areas in which we hold franchises. The FCC has adopted rules that streamline entry for new competitors (including those affiliated with telephone companies) and reduce franchising burdens for these new entrants. The FCC subsequently extended more modest relief to incumbent cable operators like the Company, affirming that the Communications Act bars states and localities from exercising their cable franchising authority to regulate cable operators’ non-cable services, and subjecting certain fees for access to the right-of-way and certain in-kind payments obligations to the statutory cap on franchise fees. The FCC’s order was challenged by several municipalities and substantially upheld by the U.S. Sixth Circuit Court of Appeals on appeal, although the court curtailed the relief related to in-kind contributions and appellants have requested review by the U.S. Supreme Court.
As part of various government initiatives including the American Rescue Plan Act and the Infrastructure Investment and Jobs Act, federal and state governments have made available subsidies to entities deploying broadband to areas deemed to be "unserved" or "underserved," and have in some cases funded overbuilds. The Company and many other entities, including broadband services competitors and new entrants into such services, have applied for and/or received these funds. We have generally opposed such subsidies when directed to areas that we serve and have deployed broadband capable networks. Despite those efforts, we could be placed at a competitive disadvantage if recipients use these funds to subsidize services that compete with our broadband services.
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
The cable industry has operated under a federal rate regulation regime for more than three decades. Currently, rate regulation by franchising authorities is strictly limited to the basic service tier and associated equipment and installation activities. A franchising authority that wishes to regulate basic cable service offered by a particular cable system must certify and demonstrate that the cable system is not subject to "effective competition" as defined by federal law. Our franchise authorities have not certified to exercise this limited rate regulation authority. If any of our local franchising authorities obtain certification to regulate rates, they would have the power to reduce rates and order refunds on the rates charged for basic service and equipment, which could reduce our revenues. The FCC and Congress also continue to be concerned that cable rate increases are exceeding inflation. It is possible that either the FCC or Congress will adopt more extensive rate regulation for our video services or regulate our other services, such as broadband and telephony services, which could impede our ability to raise rates, or require rate reductions. To the extent we are unable to raise our rates in response to increasing costs, or are required to reduce our rates, our business, financial condition, results of operations and liquidity will be materially adversely affected. There has been legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an à la carte basis. It is possible that new marketing restrictions could be adopted in the future. These restrictions could affect how we provide, and limit, customer equipment used in connection with our services and how we provide access to video programming beyond conventional cable delivery. A number of state and local regulatory authorities have imposed or seek to impose price- or price-related regulation that we believe is inconsistent with FCC direction, and these efforts, if successful, will diminish the benefits of deregulation and hamper our ability to compete with our largely unregulated competitors. We have brought a challenge in federal court against one such attempt to regulate our pricing by the New Jersey Board of Public Utilities, and successfully obtained rulings in New Jersey federal and state courts enjoining that agency from enforcing its regulation. The agency has appealed both of those rulings, and the appeals are currently pending.
In addition, in the past, there has been interest at the FCC and in Congress in proposals that would allow customers to receive cable service without having to rent a set-top box from their cable operator. These proposals could, if adopted, adversely affect our relationship with our customers and programmers and our operations. It is also possible that regulations will be adopted affecting the negotiations between MVPDs (like us) and programmers. While these regulations might provide us with additional rights and protections in our programming negotiations, they might also limit our flexibility in ways that adversely affect our operations.

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
On February 26, 2015, the FCC adopted a new "net neutrality" or Open Internet order (the "2015 Order") that: (1) reclassified broadband Internet access service from an information service to a Title II common carrier service, (2) applied certain existing Title II provisions and associated regulations; (3) forbore from applying a range of other existing Title II provisions and associated regulations, but to varying degrees indicated that this forbearance may be only temporary and (4) issued new rules expanding disclosure requirements and prohibiting blocking, throttling, paid prioritization and unreasonable interference with the ability of end users and edge providers to reach each other. The 2015 Order also subjected broadband providers' Internet traffic exchange rates and practices to potential FCC oversight and created a mechanism for third parties to file complaints regarding these matters. The 2015 Order could have had a material adverse impact on our business by limiting our ability to efficiently manage our cable systems and respond to operational and competitive challenges. In December 2017, the FCC adopted an order (the "2017 Order") that in large part reverses the 2015 Order and reestablishes the “information service” classification for broadband services. The 2017 Order was affirmed in part on appeal in October 2019 insofar as it classified broadband Internet access services as information services subject to lesser federal regulation. However, the 2017 Order was also vacated in part on appeal insofar as it preempted states from subjecting broadband Internet access services to any requirements more stringent than the federal requirements. As a result, the precise extent to which state rules may impose such requirements on broadband Internet access service providers, as well as other regulations that differ from federal requirements, is not fully settled. Additionally, Congress and some states are considering legislation that may codify "net neutrality" rules, which could include prohibitions on blocking, throttling and prioritizing Internet traffic. A number of states, including California, have adopted legislation and/or executive orders that apply “net neutrality” rules to ISPs. The California legislation is currently being challenged in court, but was allowed to take effect in March 2021. Additionally, the FCC is expected to revisit the appropriate regulatory classification of broadband in 2022. While neither the FCC nor states currently regulate the price for broadband services generally, the state of New York enacted legislation that would regulate the price and terms for the broadband service offered to low-income households. This law was enjoined by a New York federal court, and the ruling is currently on appeal.
Offering telephone services may subject us to additional regulatory burdens, causing us to incur additional costs.
We offer telephone services over our broadband network and continue to develop and deploy interconnected VoIP services. The FCC has ruled that competitive telephone companies that support VoIP services, such as those that we offer to our customers, are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensures that our VoIP services can operate in the market. However, the scope of these interconnection rights is being reviewed in a current FCC proceeding, which may affect our ability to compete in the provision of telephony services or result in additional costs. It remains unclear precisely to what extent federal and state regulators will subject VoIP services to traditional telephone service regulation. Expanding our offering of these services may require us to obtain certain authorizations, including federal and state licenses. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. The FCC has already extended certain traditional telecommunications requirements, such as E911 capabilities, USF contribution, CALEA, measures to protect Customer Proprietary Network Information, customer privacy, disability access, number porting, battery back-up, network outage reporting, rural call completion reporting and other regulatory requirements to many VoIP providers such as us. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs and may otherwise materially adversely impact our operations. In 2011, the FCC released an order significantly changing the rules governing intercarrier compensation for the origination and termination of telephone traffic between interconnected carriers. In 2020, the FCC adopted further reforms to intercarrier compensation for the origination of certain calls. These rules have resulted in a substantial decrease in interstate compensation payments over a multi-year period, and additional reforms could further reduce interstate compensation payments. Proceedings challenging such reforms remain pending. Further, although the FCC recently declined to impose additional regulatory burdens on certain point to point transport ("special access") services provided by cable companies, that FCC decision has been appealed by multiple parties. If those appeals are successfully, there could be additional regulatory burdens and additional costs placed on these services.
Our mobile service exposes us to regulatory risk.
In September 2019, we launched our mobile service using our own core infrastructure and our iMVNO agreements with Sprint (now T-Mobile) and other roaming partners, including AT&T. Our iMVNO service is subject to many of the same FCC regulations as traditional mobile service as well as some state and local regulations. The FCC or other regulatory authorities may adopt new or different regulations for iMVNOs or mobile carriers, or impose new fees, that could adversely affect our service or the business opportunity generally.
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
As of December 31, 2021, we had a total of 270.3 million shares of Class A common stock outstanding and 184.3 million shares of Class B common stock outstanding.
Any shares held by our affiliates, as that term is defined under Rule 144 ("Rule 144") of the Securities Act of 1933, as amended (the "Securities Act"), including Next Alt and its affiliates, may be sold only in compliance with certain limitations.
Pursuant to a stockholders and registration rights agreement between the Company and Next Alt, Altice Europe and certain former shareholders, the Altice parties thereto have the right, subject to certain conditions, to require us to register the sale of their shares of our Class A common stock, or shares of Class A common stock issuable upon conversion of shares of our Class B common stock, under the Securities Act. Registration of any of these outstanding shares of capital stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement, except for shares received by individuals who are our affiliates.
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
As of February 11, 2022, Next Alt and other entities controlled by Patrick Drahi own or have the right to vote approximately 49% of our issued and outstanding Class A and Class B common stock, which represents approximately 95% of the voting power of our outstanding capital stock. So long as Next Alt continues to control a majority of the voting power of our capital stock, Next Alt and, through his control of Next Alt, Mr. Drahi, will be able to significantly influence the composition of our Board of Directors and thereby influence our policies and operations, including the appointment of management, future issuances of Altice USA common stock or other securities, the payment of dividends, if any, on Altice USA common stock, the incurrence or modification of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the entering into extraordinary transactions, and their interests may not in all cases be aligned with our stockholders' interests. In addition, Next Alt may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment or improve its financial condition, even though such transactions might involve risks to our stockholders. For example, Next Alt could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets.
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
We are subject to securities class action litigation related to our 2017 initial public offering (“IPO Litigation”) that remains subject to final court approval, and we may be subject to additional securities class action litigation in the future. In the past, securities class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in the price of our Class A common stock, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and results of operations and divert management's attention and resources from our business. While we have entered into final settlement documentation related to the IPO Litigation, it remains subject to final court approval, and there can be no assurance that other securities class action litigation, if instituted in the future, will not materially and adversely affect our financial condition and results of operations.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other stockholders.
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state or federal court located in the State of Delaware) is the exclusive forum for: (i) any derivative action or proceeding brought in our name or on our behalf; (ii) any action asserting a breach of fiduciary duty; (iii) any action asserting a claim against us arising under the General Corporation Law of the State of Delaware; (iv) any action regarding our amended and restated certificate of incorporation or our amended and restated bylaws; or (v) any action asserting a claim against us that is governed by the internal affairs doctrine. Our amended and restated bylaws permit our Board of Directors to approve the selection of an alternative forum. Unless waived, this exclusive forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other stockholders, which may discourage such lawsuits against us and our directors, officers and other stockholders. Alternatively, if a court were to find this provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition and results of operations.
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
As of February 11, 2022, there were four holders of record of Altice USA Class A common stock and two holders of record of ATUS Class B common stock.
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
Unregistered Sales of Equity Securities and Use of Proceeds
(c)    Purchases of Equity Securities by the Issuer
We had no transactions under the Company's share repurchase program for the quarter ended December 31, 2021. See Note 1 to our consolidated financial statements for a discussion of our share repurchase program.

Altice USA Stock Performance Graph
The graph below compares the performance of our Class A common stock with the performance of the S&P 500 Index and a Peer Group Index by measuring the changes in our Class A common stock prices from June 22, 2017 through December 31, 2021. Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC. The Peer Group Index is made up of companies that deliver broadband, video and telephony services as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which we are engaged and some of the companies included in the Peer Group Index also engage in lines of business in which we do not participate. Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from ours. The common stocks of the following companies have been included in the 2021 Peer Group Index: AT&T, Charter, Comcast, DISH, Lumen, T-Mobile, and Verizon. The composition of the 2021 peer group was changed from the prior year to remove Frontier and Windstream Holdings, Inc. due to their bankruptcies and Sprint following its merger with T-Mobile. Both current and prior peer group companies are presented on the graph below. The graph assumes $100 was invested on June 22, 2017 in our Class A common stock and in each of the following indices and reflects reinvestment of dividends and market capitalization weighting.

	June 22, 2017	Dec 31, 2017	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2020	Dec. 31, 2021
ALTICE USA CLASS A	$100.00	$64.90	$56.30	$93.17	$129.06	$55.14
S&P 500 Index	$100.00	$109.82	$102.97	$132.71	$154.29	$195.78
2021 Peer Group Index	$100.00	$105.79	$96.08	$127.35	$138.78	$127.94
2020 Peer Group Index	$100.00	$104.17	$94.78	$124.33	$135.44	$124.86

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts, except per customer and per share data, included in the following discussion, are presented in thousands.
This Annual Report contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Act of 1934, as amended.  In this Form 10-K there are statements concerning our future operating results and future financial performance.  Words such as "expects", "anticipates", "believes", "estimates", "may", "will", "should", "could", "potential", "continue", "intends", "plans" and similar words and terms used in the discussion of future operating results, future financial performance and future events identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors.
We operate in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, technological, political and social conditions. Various factors could adversely affect our operations, business or financial results in the future and cause our actual results to differ materially from those contained in the forward-looking statements. In addition, important factors that could cause our actual results to differ materially from those in our forward-looking statements include:
•competition for broadband, video and telephony customers from existing competitors (such as broadband communications companies, direct broadcast satellite ("DBS") providers, wireless data and telephony providers, and Internet-based providers) and new fiber-based competitors entering our footprint;
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
•our ability to complete our capital investment plans on time and on budget, including our plan to build a parallel FTTH network, and deploy Altice One, our home communications platform;
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
•cybersecurity incidents as a result of hacking, phishing, denial of service attacks, dissemination of computer viruses, ransomware and other malicious software, misappropriation of data, and other malicious attempts;

•disruptions to our networks, infrastructure and facilities as a result of natural disasters, power outages, accidents, maintenance failures, telecommunications failures, degradation of plant assets, terrorist attacks and similar events;
•labor shortages and supply chain disruptions;
•the impact from the COVID-19 pandemic;
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
Organization of Information
Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements and accompanying notes thereto. It includes the following sections:
•Our Business
•Key Factors Impacting Operating Results and Financial Condition
•Consolidated Results of Operations
•Non-GAAP Financial Measures
•Reconciliation of CSC Holdings Results of Operations to Altice USA's Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
In this Item 7, we discuss the results of operations for the years ended December 31, 2021 and 2020 and comparisons of the 2021 results to the 2020 results. Discussions of the results of operations for the year ended December 31, 2019 and comparisons of the 2020 results to the 2019 results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed on February 12, 2021.

Our Business
We principally provide broadband communications and video services in the United States and market our services primarily under two brands: Optimum, primarily in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. We deliver broadband, video, telephony, and mobile services to more than five million residential and business customers. Our footprint extends across 21 states through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a FTTH network with approximately 9.3 million total passings as of December 31, 2021. Additionally, we offer news programming and content, advertising services, as well as a full service mobile offering, to consumers across our footprint.
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
In March 2020, the United States declared a national emergency concerning the outbreak of COVID-19. Since then, there have been extraordinary and wide-ranging actions taken by federal, state and local governmental authorities to contain and combat the outbreak and spread of the virus and new variants, including lockdowns, social distancing directives and testing and vaccine mandates. While certain government regulations and mandates have eased and COVID-19 vaccines have become broadly available in certain areas, governmental authorities are continuing to monitor the situation and take carious actions in an effort to slow or prevent an increase in the spread of COVID-19.
The COVID-19 pandemic significantly impacted our business, including how our customers use our products and services and how our employees provide services to our customers. Although the ultimate impact of the pandemic on our business cannot be predicted, and we cannot predict how our future results may be impacted if the pandemic continues, we have and will continue to provide our telecommunications services to our customers and work to adapt the environment in which we operate. See "Risk Factors - Our business, financial condition and results of operations may be adversely affected by the recent COVID-19 pandemic."
We derive revenue principally through monthly charges to residential customers of our broadband, video, and telephony services. We also derive revenue from DVR, VOD, pay-per-view, installation and home shopping commissions. Our residential broadband, video, and telephony services accounted for approximately 39%, 35%, and 4%, respectively, of our consolidated revenue for the year ended December 31, 2021. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking and video services. For the year ended December 31, 2021, 16% of our consolidated revenue was derived from these business services. In addition, we derive revenues from the sale of advertising time available on the programming carried on our cable television systems, digital advertising, branded content, affiliation fees for news programming, and data analytics, which accounted for approximately 5% of our consolidated revenue for the year ended December 31, 2021. Our mobile and other revenue for the year ended December 31, 2021 accounted for approximately 1% of our consolidated revenue.
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
We operate in a highly competitive consumer-driven industry and we compete against a variety of broadband, video and telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, fiber-based service providers, satellite-delivered video signals, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. Our competitors include AT&T and its DirecTV subsidiary, Lumen, DISH, Frontier and Verizon. Consumers' selection of an alternate source of service, whether due to economic constraints, technological advances or preference, negatively impacts the demand for our services. For more information on our competitive landscape, see "Risk Factors" and "Business-Competition" included herein.
Our programming costs, which are the most significant component of our operating expenses, have increased and are expected to continue to increase primarily as a result of contractual rate increases. See "Results of Operations" below for more information regarding the key factors impacting our revenues and operating expenses.

Historically, we have made substantial investments in our network and the development of new and innovative products and other service offerings for our customers as a way of differentiating ourselves from our competitors and we may continue to do so in the future. Our ongoing FTTH network build, with planned upgrades, will enable us to deliver Multi-Gig broadband speeds to meet the growing data needs of residential and business customers. In addition, we launched our full service mobile offering to consumers across our footprint. We may incur greater than anticipated capital expenditures in connection with these initiatives, fail to realize anticipated benefits, experience delays and business disruptions or encounter other challenges to executing them as planned. See "Liquidity and Capital Resources-Capital Expenditures" for additional information regarding our capital expenditures.
Certain Transactions
The following transactions had an impact in the periods covered by this Management's Discussion and Analysis of Financial Condition and Results of Operations:
In June 2021, Lightpath completed an acquisition for a net purchase price of approximately $28,260 and the operating results of the acquired business were consolidated as of the acquisition date.
In April 2021, the Company completed its acquisition of the cable assets of Morris Broadband, LLC ("Morris Broadband") in North Carolina for approximately $312,184 and the operating results of the acquired business were consolidated as of the acquisition date.
In December 2020, the Company completed the sale of a 49.99% interest in its Lightpath fiber enterprise business based on an implied enterprise value of $3,200,000. The Company retained a 50.01% interest in the Lightpath business and maintained control of Lightpath, the entity holding the interest in the Lightpath business. Accordingly, the Company continues to consolidate the operating results of the Lightpath business.
On July 14, 2020, the Company completed its acquisition of certain cable assets in New Jersey for approximately $149,973 and the operating results of the acquired business were consolidated as of the acquisition date.
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

Results of Operations

	Altice USA
	Years Ended December 31,		Favorable (Unfavorable)
	2021	2020
Revenue:
Residential:
Broadband	$3,925,089	$3,689,159	$235,930
Video	3,526,205	3,670,859	(144,654)
Telephony	404,813	468,777	(63,964)
Business services and wholesale	1,586,044	1,454,532	131,512
News and advertising	550,667	519,205	31,462
Mobile	84,194	78,127	6,067
Other	13,837	13,983	(146)
Total revenue	10,090,849	9,894,642	196,207
Operating expenses:
Programming and other direct costs	3,382,129	3,340,442	(41,687)
Other operating expenses	2,379,765	2,264,473	(115,292)
Restructuring and other expense	17,176	91,073	73,897
Depreciation and amortization (including impairments)	1,787,152	2,083,365	296,213
Operating income	2,524,627	2,115,289	409,338
Other income (expense):
Interest expense, net	(1,266,591)	(1,350,341)	83,750
Gain (loss) on investments and sale of affiliate interests, net	(88,898)	320,061	(408,959)
Gain (loss) on derivative contracts, net	85,911	(178,264)	264,175
Gain (loss) on interest rate swap contracts	92,735	(78,606)	171,341
Loss on extinguishment of debt and write-off of deferred financing costs	(51,712)	(250,489)	198,777
Other income, net	9,835	5,577	4,258
Income before income taxes	1,305,907	583,227	722,680
Income tax expense	(294,975)	(139,748)	(155,227)
Net income	1,010,932	443,479	567,453
Net income attributable to noncontrolling interests	(20,621)	(7,296)	(13,325)
Net income attributable to Altice USA, Inc. stockholders	$990,311	$436,183	$554,128

The following is a reconciliation of net income to Adjusted EBITDA and Operating Free Cash Flow:

	Altice USA
	Years Ended December 31,
	2021	2020
Net income	$1,010,932	$443,479
Income tax expense	294,975	139,748
Other income, net	(9,835)	(5,577)
Loss (gain) on interest rate swap contracts	(92,735)	78,606
Loss (gain) on derivative contracts, net	(85,911)	178,264
Loss (gain) on investments and sales of affiliate interests, net	88,898	(320,061)
Loss on extinguishment of debt and write-off of deferred financing costs	51,712	250,489
Interest expense, net	1,266,591	1,350,341
Depreciation and amortization	1,787,152	2,083,365
Restructuring and other expense	17,176	91,073
Share-based compensation	98,296	125,087
Adjusted EBITDA	4,427,251	4,414,814
Capital Expenditures (cash)	1,231,715	1,073,955
Operating Free Cash Flow	$3,195,536	$3,340,859
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow:

	Altice USA
	Years Ended December 31,
	2021	2020

Net cash flows from operating activities	$2,854,078	$2,980,164
Less: Capital Expenditures (cash)	1,231,715	1,073,955
Free Cash Flow	$1,622,363	$1,906,209

The following table sets forth certain customer metrics for the Company (unaudited):

	December 31,		Increase (Decrease)
	2021 (f)	2020 (f)

Total passings (a)	9,263.3	9,034.1	229.2
Total customer relationships (b)(c)(g)	5,014.7	5,024.6	(9.9)
Residential (g)	4,632.8	4,648.4	(15.6)
SMB (g)	381.9	376.1	5.8
Residential customers:
Broadband (g)	4,386.2	4,359.2	27.0
Video (g)	2,732.3	2,961.0	(228.7)
Telephony (g)	2,005.2	2,214.0	(208.8)
Penetration of total passings (d)	54.1%	55.6%	(1.5)%
ARPU(e)(h)	$137.79	$140.09	$(2.30)

FTTH total passings (i)	1,171.0	900.1	270.9
FTTH customer relationships (j)(k)	69.7	26.1	43.6
FTTH Residential	69.3	26.1	43.2
FTTH SMB	0.3	—	0.3
Penetration of FTTH total passings (l)	5.9%	2.9%	3.0%

(a)Represents the estimated number of single residence homes, apartments and condominium units passed by our HFC and FTTH network in areas serviceable without further extending the transmission lines. In addition, it includes commercial establishments that have connected to our HFC and FTTH network. Broadband services were not available to approximately 30 thousand passings and telephony services were not available to approximately 500 thousand passings. Amounts as of December 31, 2021 include approximately 89 thousand total passings that were acquired from Morris Broadband in April 2021.
(b)Represents number of households/businesses that receive at least one of the Company's fixed-line services.
(c)Customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets on our HFC and FTTH network.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group.  Most of these accounts are also not entirely free, as they typically generate revenue through pay-per-view or other pay services and certain equipment fees.  Free status is not granted to regular customers as a promotion.  In counting bulk residential customers, such as an apartment building, we count each subscribing family unit within the building as one customer, but do not count the master account for the entire building as a customer. We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual room units at that hotel. Amounts as of December 31, 2021 include 37.3 thousand customer relationships (35.1 thousand residential and 2.2 thousand SMB) that were acquired from Morris Broadband in April 2021.
(d)Represents the number of total customer relationships divided by total passings.
(e)Calculated by dividing the average monthly revenue for the respective quarter (fourth quarter for annual periods) derived from the sale of broadband, video and telephony services to residential customers by the average number of total residential customers for the same period.
(f)Customer metrics do not include mobile customers.
(g)Customer metrics as of December 31, 2020 include certain customers impacted by storms in Louisiana that had not yet been disconnected for non-payment (see table below).

Total customer relationships	10.3
Residential	9.2
SMB	1.1
Residential customers:
Broadband	8.7
Video	4.8
Telephony	2.0
(h)ARPU for the December 31, 2020 period reflects a reduction of $1.26 due to credits that we anticipated to be issued to video customers as a result of credits the Company expected to receive from certain sports programming networks whereby the minimum number of events were not delivered pursuant to the contractual agreements with the networks and related franchise fees.
(i)Represents the estimated number of single residence homes, apartments and condominium units passed by the FTTH network in areas serviceable without further extending the transmission lines. In addition, it includes commercial establishments that have connected to our FTTH network.
(j)Represents number of households/businesses that receive at least one of the Company's fixed-line services on our FTTH network.
(k)FTTH customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets on our FTTH network. Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group.  Most of these accounts are also not entirely free, as they typically generate revenue through pay-per view or other pay services and certain equipment fees.  Free status is not granted to regular customers as a promotion.  In counting bulk residential customers, such as an apartment building, we count each subscribing family unit within the building as one customer, but do not count the master account for the entire building as a customer. We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual room units at that hotel.
(l)Represents the number of total FTTH customer relationships divided by FTTH total passings.

Comparison of Results for the Year Ended December 31, 2021 to Results for the Year Ended December 31, 2020
Broadband Revenue
Broadband revenue for the years ended December 31, 2021 and 2020 was $3,925,089 and $3,689,159, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing subscribers, and changes in speed tiers. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Broadband revenue increased $235,930 (6%) for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases and service level changes, and an increase in broadband customers, as well as customer credits issued in 2020 for service outages following certain storms that occurred in 2020.
Video Revenue
Video revenue for the years ended December 31, 2021 and 2020 was $3,526,205 and $3,670,859, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing customers, and changes in programming packages. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers. Video revenue for the year ended December 31, 2020 included estimated credits of approximately $94,300 expected to be issued to customers as a result of $90,100 of credits the Company expected to receive from certain sports programming networks whereby the minimum number of events were not delivered pursuant to the contractual agreements with the networks and related franchise fees (“RSN Credits”).
Video revenue decreased $144,654 (4%) for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was due primarily to a decline in video customers and lower pay-per-view and video-on-demand revenue. The decrease in video revenue was partially offset by the RSN Credits recorded in 2020, higher average recurring video revenue per video customer, primarily driven by certain rate increases, and customer credits issued in 2020 for service outages following certain storms that occurred in 2020.
Telephony Revenue
Telephony revenue for the years ended December 31, 2021 and 2020 was $404,813, and $468,777, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Revenue is impacted by changes in rates for services, changes in the number of customers, and additional services sold to our existing customers. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Telephony revenue decreased $63,964 (14%) for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was due to a decline in telephony customers and lower average recurring telephony revenue per telephony customer, partially offset by customer credits issued in 2020 for service outages following certain storms that occurred in 2020.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the years ended December 31, 2021 and 2020 was $1,586,044 and $1,454,532, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber-based telecommunications services to the business market, and the sale of broadband, video and telephony services to SMB customers. Business services and wholesale revenue for the year ended December 31, 2020 included estimated RSN Credits of approximately $2,900 expected to be issued to customers.
Business services and wholesale revenue increased $131,512 (9%) for the year ended December 31, 2021 compared to the year ended December 31, 2020. Approximately $100,100 of the increase in 2021 was due to an early termination of a backhaul contract for air strands that resulted in the recognition of deferred revenue and termination fees over the amended term. The increase was also attributable to higher average recurring broadband revenue per SMB customer, primarily driven by certain rate increases and service level changes, and customer credits issued in 2020 for service outages following certain storms that occurred in 2020 and the RSN customer credits recorded in 2020. The increase in revenue was partially offset by a decrease resulting from lower average recurring telephony revenue per SMB customer and revenue related to an indefeasible right of use contract recorded in the second quarter of 2020.
News and Advertising Revenue
News and advertising revenue for the years ended December 31, 2021 and 2020 was $550,667 and $519,205, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems, (ii) digital advertising, (iii) branded content, and (iv) data analytics. News and advertising revenue also includes affiliation fees for news programming.
News and advertising revenue increased $31,462 (6%) for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to an increase in advertising revenue from non-political linear and non-political digital advertising, partially offset by a decrease in political advertising spending.
Mobile Revenue
Mobile revenue for the years ended December 31, 2021 and 2020 was $84,194 and $78,127, respectively, and relates to sales of devices and mobile services. As of December 31, 2021, we had approximately 186 thousand mobile lines as compared to 169 thousand lines as of December 31, 2020.
Other Revenue
Other revenue for the years ended December 31, 2021 and 2020 was $13,837 and $13,983, respectively. Other revenue includes revenue from other miscellaneous revenue streams.
Programming and Other Direct Costs
Programming and other direct costs for the years ended December 31, 2021 and 2020 amounted to $3,382,129 and $3,340,442, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs typically rise due to increases in contractual rates and new channel launches and are also impacted by changes in the number of customers receiving certain programming services. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the costs of mobile devices sold to our customers and direct costs of providing mobile services.
The increase of $41,687 (1%) for the year ended December 31, 2021, as compared to the prior year was primarily attributable to the following:

Increase in programming costs primarily due to $93,000 in estimated RSN Credits recorded in 2020 (see discussion below) and net contractual rate increases, partially offset by decreases due to lower video customers, lower pay-per-view costs and video-on-demand costs	$43,484
Decrease in costs of mobile devices	(9,755)
Other net increases, net of costs related to an indefeasible right of use contract recorded in the second quarter of 2020	7,958
$41,687
Programming costs
Programming costs aggregated $2,744,629 and $2,701,145 for the years ended December 31, 2021 and 2020, respectively. Programming costs for the year ended December 31, 2020 included estimated credits of approximately $93,000 that the Company expected to receive from certain sports programming networks whereby the minimum number of events were not delivered pursuant to the contractual agreements with the networks. Our programming costs in 2022 will continue to be impacted by changes in programming rates, which we expect to increase, and by changes in the number of video customers.
Other Operating Expenses
Other operating expenses for the years ended December 31, 2021 and 2020 amounted to $2,379,765 and $2,264,473, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
Customer installation and network repair and maintenance costs may fluctuate as a result of changes in the level of activities and the utilization of contractors as compared to employees. Also, customer installation costs fluctuate as the portion of our expenses that are capitalized changes. Costs associated with the initial deployment of new customer premise equipment necessary to provide broadband, video and telephony services are capitalized (asset-based). The redeployment of customer premise equipment is expensed as incurred.
Other operating expenses also include costs related to our customer care operations that handle customer inquiries and billing and collection activities, and sales and marketing costs, which include advertising production and placement costs associated with acquiring and retaining customers. These costs vary period to period and certain of these costs, such as sales and marketing, may increase with intense competition. Additionally, other operating expenses include various other administrative costs.
The increase in other operating expenses of $115,292 for the year ended December 31, 2021 as compared to the prior year was attributable to the following:

Increase in marketing costs	$62,636
Increase in repairs and maintenance	40,299
Increase in utility costs, including costs related to winter storm Uri in the first quarter of 2021	20,092
Decrease in share-based compensation	(26,791)
Other net increases	19,056
$115,292

Restructuring and Other Expense
Restructuring and other expense for the year ended December 31, 2021 amounted to $17,176, as compared to $91,073 for the year ended December 31, 2020. These amounts primarily related to severance and other employee related costs resulting from headcount reductions, facility realignment costs and impairments of certain ROU assets. We may incur additional restructuring expenses in the future as we continue to analyze our organizational structure.
Depreciation and Amortization
Depreciation and amortization for the years ended December 31, 2021 and 2020 amounted to $1,787,152 and $2,083,365, respectively.
The decrease in depreciation and amortization of $296,213 (14%) for the year ended December 31, 2021 as compared to the prior year is due to certain fixed assets and intangible assets becoming fully depreciated or amortized and a decrease in the acceleration of amortization expense related to certain customer relationship intangible assets, partially offset by an increase in depreciation as a result of asset additions.
Adjusted EBITDA
Adjusted EBITDA amounted to $4,427,251 and $4,414,814 for the years ended December 31, 2021 and 2020, respectively.
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
The increase in adjusted EBITDA for the year ended December 31, 2021 as compared to the prior year was due to the increase in revenue, partially offset by an increase in operating expenses for 2021 (excluding depreciation and amortization, restructuring and other expense and share-based compensation), as discussed above.
Operating Free Cash Flow
Operating free cash flow was $3,195,536 and $3,340,859 for the years ended December 31, 2021 and 2020, respectively. The decrease in operating free cash flow for 2021 as compared to 2020 is due to an increase in cash capital expenditures, partially offset by an increase in adjusted EBITDA.
Free Cash Flow
Free cash flow was $1,622,363 and $1,906,209 for the years ended December 31, 2021 and 2020, respectively. The decrease in free cash flow in 2021 as compared to 2020 is primarily due to an increase in cash capital expenditures and a decrease in cash from operating activities.
Interest expense, net
Interest expense, net was $1,266,591 and $1,350,341 for the years ended December 31, 2021 and 2020, respectively. The decrease of $83,750 for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was attributable to the following:

Decrease due to changes in average debt balances and interest rates on our indebtedness and collateralized debt	$(87,953)
Lower interest income	2,034
Other net increases due to amortization of deferred financing costs, premiums and original issue discounts	2,169
$(83,750)
Gain (Loss) on Investments and Sale of Affiliate Interests, net
Gain (loss) on investments, net for the years ended December 31, 2021 and 2020 of $(88,898) and $320,061 consists primarily of the increase (decrease) in the fair value of the Comcast common stock owned by the Company. The effects of these gains (losses) are partially offset by the losses and gains on the related equity derivative contracts, net described below.

Gain (Loss) on Derivative Contracts, net
Gain (loss) on derivative contracts, net amounted to $85,911 and $(178,264) for the years ended December 31, 2021 and 2020, respectively, and includes realized and unrealized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company. The effects of these gains (losses) are offset by losses (gains) on investment securities pledged as collateral, which are included in gain (loss) on investments and sale of affiliate interest, net discussed above.
Gain (Loss) on Interest Rate Swap Contracts
Gain (loss) on interest rate swap contracts amounted to $92,735 and $(78,606) for the years ended December 31, 2021 and 2020, respectively. These amounts represent the change in the fair value of interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes.
Loss on Extinguishment of Debt and Write-off of Deferred Financing Costs
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $51,712 and $250,489 for the years ended December 31, 2021 and 2020, respectively.
The following table provides a summary of the loss on extinguishment of debt and the write-off of deferred financing costs recorded by the Company upon the redemption of senior guaranteed notes and senior notes:

	Years ended December 31,
	2021	2020
CSC Holdings 5.500% Senior Guaranteed Notes due 2026	$51,712	$—
CSC Holdings 5.375% Senior Guaranteed Notes due 2023	—	26,721
CSC Holdings 7.75% Senior Notes due 2025	—	35,375
CSC Holdings 10.875% Senior Notes due 2025	—	136,249
CSC Holdings 6.625% Senior Guaranteed Notes due 2025	—	52,144
	$51,712	$250,489
Other Income, Net
Other income, net amounted to $9,835 and $5,577 for the years ended December 31, 2021 and 2020, respectively. These amounts include the non-service benefit (cost) components of the Company's pension plans of $3,860 and $(1,012), for the years ended December 31, 2021 and 2020, respectively, and dividends received on Comcast common stock owned by the Company.
Income Tax Expense
The Company recorded income tax expense of $294,975 for the year ended December 31, 2021, resulting in an effective tax rate of 23% which is higher than the U.S. federal statutory tax rate of 21%. The primary difference between the effective tax rate and the statutory tax rate is due to nondeductible officer’s and share-based compensation expense, state income taxes, net of the federal benefit, a revaluation of state deferred taxes primarily due to certain changes to the state tax rates used to measure the Company’s deferred tax liabilities, a tax benefit associated with internal restructuring and opportunity zone related investments, and certain other non-deductible expenses.
The Company recorded income tax expense of $139,748 for the year ended December 31, 2020, resulting in an effective tax rate of 24% which is higher than the U.S. federal statutory tax rate of 21%. The primary difference between the effective tax rate and the statutory tax rate is due to nondeductible officer’s and share-based compensation expense, state income taxes, net of the federal benefit, a revaluation of state deferred taxes primarily due to certain changes to the state tax rates used to measure the Company’s deferred tax liabilities, a tax benefit associated with claiming additional current year and prior year research and development tax credits, and certain other non-deductible expenses. Due to the taxable gain resulting from the Lightpath Transaction discussed in Note 1 to the consolidated financial statements, the Company recognized the benefit of fully utilizing its federal net operating loss carryforwards ("NOLs"), capital loss carryover, research and development tax credits, and general business credits in 2020.

CSC HOLDINGS, LLC
The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Altice USA, except for the following:

	CSC Holdings
	Years ended December 31,
	2021	2020

	(in thousands)
Net income attributable to Altice USA stockholders	$990,311	$436,183
Less: items included in Altice USA's consolidated statements of operations:
Income tax expense (benefit)	(2,135)	12,905
Loss on investments and sale of affiliate interests, net	—	(546)
Net income attributable to CSC Holdings' sole member	$988,176	$448,542
Refer to Altice USA's Management's Discussion and Analysis of Financial Condition and Results of Operations herein.
The following is a reconciliation of CSC Holdings' net income to Adjusted EBITDA and Operating Free Cash Flow:

	CSC Holdings
	Years ended December 31,
	2021	2020
Net income	$1,008,797	$455,838
Income tax expense	297,110	126,843
Other income, net	(9,835)	(5,577)
Loss (gain) on interest rate swap contracts, net	(92,735)	78,606
Loss (gain) on derivative contracts, net	(85,911)	178,264
Loss (gain) on investments and sales of affiliate interests, net	88,898	(319,515)
Loss on extinguishment of debt and write-off of deferred financing costs	51,712	250,489
Interest expense, net	1,266,591	1,350,341
Depreciation and amortization	1,787,152	2,083,365
Restructuring and other expense	17,176	91,073
Share-based compensation	98,296	125,087
Adjusted EBITDA	4,427,251	4,414,814
Capital expenditures (cash)	1,231,715	1,073,955
Operating Free Cash Flow	$3,195,536	$3,340,859
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow:

	CSC Holdings
	Years ended December 31,
	2021	2020
Net cash flows from operating activities	$2,823,934	$2,980,422
Capital expenditures (cash)	1,231,715	1,073,955
Free Cash Flow	$1,592,219	$1,906,467

LIQUIDITY AND CAPITAL RESOURCES
Altice USA has no operations independent of its subsidiaries. Funding for our subsidiaries has generally been provided by cash flow from their respective operations, cash on hand and borrowings under the CSC Holdings revolving credit facility and the proceeds from the issuance of securities and borrowings under syndicated term loans in the capital markets. Our decision as to the use of cash generated from operating activities, cash on hand, borrowings under the revolving credit facility or accessing the capital markets has been based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, the timing of cash flow generation and the cost of borrowing under the revolving credit facility, debt securities and syndicated term loans. We target a year-end leverage ratio of 4.5x to 5.0x for CSC Holdings over time. We calculate our CSC Holdings net leverage ratio as net debt to L2QA EBITDA (Adjusted EBITDA for the two most recent consecutive fiscal quarters multiplied by 2.0).
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

Debt Outstanding
The following table summarizes the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums (excluding accrued interest) as of December 31, 2021, as well as interest expense for the year ended December 31, 2021.

	CSC Holdings Restricted Group	Lightpath	Other Unrestricted Entities	Altice USA/CSC Holdings
Debt outstanding:
Credit facility debt	$7,916,492	$579,119	$—	$8,495,611
Senior guaranteed notes	7,635,633	—	—	7,635,633
Senior secured notes	—	441,739	—	441,739
Senior notes	7,543,137	407,104	—	7,950,241
Subtotal	23,095,262	1,427,962	—	24,523,224
Finance lease obligations	218,735	—	—	218,735
Notes payable and supply chain financing	97,804	—	—	97,804
Subtotal	23,411,801	1,427,962	—	24,839,763
Collateralized indebtedness relating to stock monetizations (a)	—	—	1,706,997	1,706,997
Total debt	$23,411,801	$1,427,962	$1,706,997	$26,546,760
Interest expense:
Credit facility debt, senior notes, finance leases, notes payable and supply chain financing	$1,121,482	$68,839	$—	$1,190,321
Collateralized indebtedness relating to stock monetizations (a)	—	—	76,430	76,430
Total interest expense	$1,121,482	$68,839	$76,430	$1,266,751

(a)This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts, or (ii) delivering cash from the net proceeds from new monetization contracts.
See Note 11 to our consolidated financial statements for further information regarding our outstanding debt.
Payment Obligations Related to Debt
As of December 31, 2021, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as notes payable and supply chain financing, and the value deliverable at maturity under monetization contracts, but excluding finance lease obligations are as follows (see Note 9 to our consolidated financial statements):

	CSC Holdings Restricted Group	Lightpath	Other Unrestricted Entities (a)	Altice USA/ CSC Holdings
2022	$1,880,898	$68,973	$33,886	$1,983,757
2023	1,104,556	69,358	1,776,378	2,950,292
2024	2,705,866	68,038	—	2,773,904
2025	3,745,474	68,596	—	3,814,070
2026	2,066,085	66,532	—	2,132,617
Thereafter	18,818,754	1,503,803	—	20,322,557
Total	$30,321,633	$1,845,300	$1,810,264	$33,977,197

(a)Includes $1,810,264 related to the Company's collateralized indebtedness and related interest.  This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts or (ii) delivering cash from the net proceeds on new monetization contracts.

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
CSC Holdings Credit Facility
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($2,865,000 outstanding at December 31, 2021) (the "CSC Term Loan Facility", and the term loans extended under the CSC Term Loan Facility, the "CSC Term Loans") and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($900,000 outstanding at December 31, 2021) (the "CSC Revolving Credit Facility" and, together with the CSC Term Loan Facility, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016, March 15, 2017, January 12, 2018, October 15, 2018, January 24, 2019, February 7, 2019, May 14, 2019, and October 3, 2019, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
In October 2018, CSC Holdings entered into a $1,275,000 ($1,239,938 outstanding at December 31, 2021) incremental term loan facility (the “Incremental Term Loan B-3”) and in October 2019, CSC Holdings entered into a $3,000,000 ($2,947,500 outstanding at December 31, 2021) incremental term loan facility ("Incremental Term Loan B-5") under its existing credit facilities agreement.
During the year ended December 31, 2021, CSC Holdings borrowed $2,410,000 under its revolving credit facility and repaid $2,135,000 of amounts outstanding under the revolving credit facility.
The Company was in compliance with all of its financial covenants under the CSC Credit Facilities Agreement as of December 31, 2021.
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

As of December 31, 2021, CSC Holdings was in compliance with applicable financial covenants under its credit facility and with applicable financial covenants under each respective indenture by which the senior guaranteed notes and senior notes were issued.
Lightpath Debt Financing
Lightpath was financed independently outside of the Restricted Group. In September 2020, Lightpath issued $450,000 in aggregate principal amount of senior secured notes and $415,000 in aggregate principal amount of senior notes. Also, in November 2020, Lightpath entered into a credit agreement which provides a term loan in an aggregate principal amount of $600,000 ($594,000 outstanding at December 31, 2021) and revolving loan commitments in an aggregate principal amount of $100,000. As of December 31, 2021, there were no borrowings outstanding under the Lightpath revolving credit facility. See Note 11 to our consolidated financial statements for further information regarding the Lightpath credit agreement and the Lightpath senior and senior secured notes.
As of December 31, 2021, Lightpath was in compliance with applicable financial covenants under its credit agreement and with applicable financial covenants under each respective indenture by which the senior secured notes and senior notes were issued.
Capital Expenditures
The following table presents the Company's capital expenditures:

	Years Ended December 31,
	2021	2020
Customer premise equipment	$227,280	$177,049
Network infrastructure	642,545	573,842
Support and other	235,314	204,212
Business services	126,576	118,852
Capital purchases (cash basis)	1,231,715	1,073,955
Right-of-use assets acquired in exchange for finance lease obligations	145,047	133,300
Notes payable issued to vendor for the purchase of equipment and other assets	89,898	106,925
Change in accrued and unpaid purchases and other	129,020	31,304
Capital purchases (accrual basis)	$1,595,680	$1,345,484
Customer premise equipment includes expenditures for set-top boxes, cable modems, routers and other equipment that is placed in a customer's home, as well as installation costs for placing assets into service. Network infrastructure includes: (i) scalable infrastructure, such as headend equipment, (ii) line extensions, such as FTTH and fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering, and (iii) upgrade and rebuild, including costs to modify or replace existing fiber/coaxial cable networks, including enhancements. Support and other capital expenditures includes costs associated with the replacement or enhancement of non-network assets, such as software systems, vehicles, facilities and office equipment. Business services capital expenditures include primarily equipment, installation, support, and other costs related to our fiber based telecommunications business serving, primarily enterprise customers.
For the year ended December 31, 2020, network infrastructure includes the costs of rebuilding certain systems damaged by storms aggregating $160,975 on a cash basis and $163,142, including accrued and unpaid capital.
Other Transactions
In April 2021, the Company completed its acquisition of the cable assets of Morris Broadband in North Carolina for cash of approximately $312,184.
In June 2021, Lightpath completed an acquisition for an aggregate cash purchase price of approximately $28,260, subject to certain closing adjustments as set forth in the asset purchase agreement.

Cash Flow Discussion
Altice USA
Operating Activities
Net cash provided by operating activities amounted to $2,854,078 and $2,980,164 for the years ended December 31, 2021, and 2020, respectively.
The decrease in cash provided by operating activities of $126,086 in 2021 as compared to 2020 resulted from a decrease of $253,348 due to changes in working capital (including a decrease in interest payments of $228,737 and an increase in tax payments of $183,174), as well as the timing of payments and collections of accounts receivable, among other items, partially offset by an increase in net income before depreciation and amortization and other non-cash items of $127,262.
Investing Activities
Net cash used in investing activities for the years ended December 31, 2021 and 2020 was $1,573,603 and $1,220,426, respectively.
The 2021 investing activities consisted primarily of capital expenditures of $1,231,715, and payment for acquisitions, net of cash acquired of $340,444.
The 2020 investing activities consisted primarily of capital expenditures of $1,073,955, and payment for acquisitions, net of cash acquired of $149,973.
Financing Activities
Net cash used in financing activities amounted to $1,362,524 and $2,181,045 for the years ended December 31, 2021 and 2020.
In 2021, the Company's financing activities consisted primarily of the repayment of long-term debt of $4,870,108, the purchase of common stock pursuant to a share repurchase program of $804,928, principal payments on finance lease obligations of $85,949, repayment of collateralized indebtedness and related derivative contracts, net of $185,105 and other net cash payments of $11,539, partially offset by net proceeds from long-term debt of $4,410,000 and proceeds from collateralized indebtedness and related derivative contracts, net of $185,105.
In 2020, the Company's financing activities consisted primarily of the repayment of long-term debt of $6,194,804, the purchase of common stock pursuant to a share repurchase program and tender offer of $4,816,379, principal payments on finance lease obligations of $43,083, and other net cash payments of $26,624, partially offset by net proceeds from long-term debt of $8,019,648, proceeds from the sale of a minority interest in Lightpath, net of expenses, of $880,197.
CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $2,823,934 and $2,980,422 for the years ended December 31, 2021 and 2020, respectively.
The decrease in cash provided by operating activities of $156,488 in 2021 as compared to 2020 resulted from a decrease of $234,505 due to changes in working capital (including a decrease in interest payments of $228,737 and an increase in tax payments of $183,174), as well as the timing of payments and collections of accounts receivable, among other items, partially offset by an increase in income from continuing operations before depreciation and amortization and other non-cash items of $78,017.
Investing Activities
Net cash used in investing activities for the years ended December 31, 2021 and 2020 was $1,573,603 and $1,224,634, respectively.
The 2021 investing activities consisted primarily of capital expenditures of $1,231,715 and payments for acquisitions, net of cash acquired of $340,444.
The 2020 investing activities consisted primarily of capital expenditures of $1,073,955 and payments for acquisitions, net of cash acquired of $149,973.

Financing Activities
Net cash used in financing activities amounted to $1,334,453 and $2,173,422 for the years ended December 31, 2021 and 2020, respectively.
In 2021, the Company's financing activities consisted primarily of the repayment of long-term debt of $4,870,108, distribution to parent of $763,435, principal payments on finance lease obligations of $85,949, repayment of collateralized indebtedness and related derivative contracts, net of $185,105 and other net cash payments of $24,961, partially offset by net proceeds from long-term debt of $4,410,000 and proceeds from collateralized indebtedness and related derivative contracts, net of $185,105.
In 2020, the Company's financing activities consisted primarily of the repayment of long-term debt of $6,194,804, distribution to parent of $4,794,408, principal payments on finance lease obligations of $43,083, and other net cash payments of $40,972, partially offset by net proceeds from long-term debt of $8,019,648, proceeds from the sale of a minority interest in Lightpath, net of expenses, of $880,197.
Contractual Obligations and Off Balance Sheet Commitments
Our contractual obligations as of December 31, 2021 consist primarily of our debt obligations, purchase obligations which primarily include contractual commitments with various programming vendors to provide video services to our customers and minimum purchase obligations to purchase goods or services, operating and finance lease obligations, outstanding letters of credit, and guarantees. Note 11 to our consolidated financial statements contains further information regarding our debt obligations, Note 17 contains information regarding our off-balance sheet obligations and Note 9 contains information regarding our leases.
Share Repurchase Program
In June 2018, the Board of Directors of Altice USA authorized a share repurchase program of $2,000,000, and on July 30, 2019, the Board of Directors authorized a new incremental three-year share repurchase program of $5,000,000 that took effect following the completion in August 2019 of the $2,000,000 repurchase program. In November 2020, the Board of Directors authorized an additional $2,000,000 of share repurchases, bringing the total amount of cumulative share repurchases authorized to $9,000,000. Under these repurchase programs, shares of Altice USA Class A common stock may be purchased from time to time in the open market and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Size and timing of these purchases will be determined based on market conditions and other factors.
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
For the year ended December 31, 2021, 2020 and 2019, Altice USA repurchased an aggregate of 23,593,728, 161,216,653 and 72,668,712 shares, respectively, for a total purchase price of approximately $804,928, $4,816,895, and $1,686,873, respectively. These acquired shares were retired and the cost of these shares was recorded in stockholders' equity (deficiency) in the consolidated balance sheet of Altice USA. From inception through December 31, 2021, Altice USA repurchased an aggregate of 285,507,773 shares for a total purchase price of approximately $7,808,698. As of December 31, 2021, Altice USA had approximately $1,191,302 of availability remaining under the incremental share repurchase program and had 454,654,140 combined Class A and Class B shares outstanding.
See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a discussion regarding interest rate risk and equity price risk.
Critical Accounting Policies and Estimates
In preparing its financial statements, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.
We believe that the application of the following accounting policy requires significant estimates and is the most critical to aid in fully understanding and evaluating our reported financial results:

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
Recently Issued Accounting Standards
See Note 3 to the accompanying consolidated financial statements contained in "Part II. Item 8. Financial Statements and Supplementary Data" for a discussion of recently issued accounting standards.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
All dollar amounts, except per share data, included in the following discussion are presented in thousands.
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date. As of December 31, 2021, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value in our consolidated balance sheets and the collateralized indebtedness is carried at its principal value, net of discounts. These discounts are being amortized over the term of the related indebtedness.  The carrying value of our collateralized indebtedness amounted to $1,706,997 at December 31, 2021.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.
As of December 31, 2021, the fair value and the carrying value of our holdings of Comcast common stock aggregated $2,161,937.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $216,194.  As of December 31, 2021, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $161,942, a net liability position.  For the year ended December 31, 2021, we recorded a net gain of $85,911 related to our outstanding equity derivative contracts and recorded an unrealized loss of $88,917 related to the Comcast common stock that we held.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2020, net liability position	$(247,853)
Change in fair value, net	85,911
Fair value as of December 31, 2021, net liability position	$(161,942)
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
Fair Value of Debt
At December 31, 2021, the fair value of our fixed rate debt, comprised of our collateralized debt, senior guaranteed and senior secured notes, senior notes and notes payable of $17,903,182 was higher than its carrying value of $17,832,414 by $70,768. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. Our floating rate borrowings, comprised of our term loans and revolving credit facilities, bear interest in reference to current LIBOR-based market rates and thus their principal values approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2021 would increase the estimated fair value of our fixed rate debt by $756,095 to $18,659,277. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair values reflected in the consolidated statements of operations. See Note 12 to our consolidated financial statements for a summary of interest rate swap contracts outstanding at December 31, 2021. The Company's outstanding interest rate swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statements of operations. For the year ended December 31, 2021, the Company recorded a gain on interest rate swap contracts of $92,735.
The following represents the location of the assets and liabilities associated with the Company's equity derivative contracts and interest rate swap contracts within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at December 31, 2021
Asset Derivatives:
Interest rate swap contracts	Prepaid expenses and other current assets	$2,993

Liability Derivatives:
Interest rate swap contracts	Other current liabilities	(3,441)
Prepaid forward contracts	Liabilities under derivative contracts, long-term	(161,942)
Interest rate swap contracts	Liabilities under derivative contracts, long-term	(114,991)
		$(280,374)
As of December 31, 2021, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Item 8.     Financial Statements and Supplementary Data
For information required by Item 8, refer to the Index to Financial Statements on page F-1.
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2021.
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
The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).  Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.
Audit Report of the Independent Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report on the Company’s internal control over financial reporting appearing on page F-2.
Changes in Internal Control
During the year ended December 31, 2021, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
Item 9B.     Other Information
None.
Item 9C.     Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not applicable.

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
iii.The Index to Exhibits is on page 70.

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

4.26
Senior Notes Indenture, dated as of September 29, 2020 between Cablevision Lightpath LLC as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 1, 2020)

4.27
Senior Secured Notes Indenture, dated as of September 29, 2020 between Cablevision Lightpath LLC, as Issuer, and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 1, 2020)

4.28
Senior Notes Indenture, dated as of May 13, 2021 between CSC Holdings, LLC as Issuer, and Deutsche Bank Trust Company Americas, as Trustee. (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on May 13, 2021)

4.29
Senior Guaranteed Notes Indenture, dated as of May 13, 2021 between, inter alios, CSC Holdings, LLC as Issuer, the Guarantors set forth therein and Deutsche Bank Trust Company Americas, as Trustee. (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on May 13, 2021)

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

10.26	Altice USA 2017 Long Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 99.1 of the Company's Form S-8 (File No. 333-239085) filed on June 10, 2020)
10.27	Transition Agreement and Separation Agreement with Abdelhakim Boubazine (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-38126) filed on November 5, 2021)
10.28
Altice USA 2017 Long Term Incentive Plan, Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on December 30, 2021)

10.29
Altice USA 2017 Long Term Incentive Plan, Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on December 30, 2021)

21*	List of subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Section 302 Certification of the CEO.
31.2*	Section 302 Certification of the CFO.
32*	Section 906 Certifications of the CEO and CFO.

Exhibit No.	Exhibit Description

101	The following financial statements of Altice USA, Inc. included in the Altice USA Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 16, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders' Equity (Deficiency); (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.
104*	The cover page from this annual report on Form 10-K formatted in Inline XBRL

+    Shares of Class A common stock and Class B common stock of the Company are issued in uncertificated form. Therefore, the Company has not filed specimen Class A common stock or Class B common stock certificates. Reference is made to Exhibits 3.1 and 3.2 hereto.
*    Filed herewith.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of February, 2022.

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

Signature	Title	Date
/s/ Dexter Goei	Chief Executive Officer and Director	February 16, 2022
Dexter Goei	(Principal Executive Officer)

/s/ Michael J. Grau	Chief Financial Officer	February 16, 2022
Michael J. Grau

/s/ Layth Taki	Senior Vice President and Chief Accounting Officer	February 16, 2022
Layth Taki	(Principal Accounting Officer)

/s/ Patrick Drahi	Chairman and Director	February 16, 2022
Patrick Drahi

/s/ Gerrit Jan Bakker	Director	February 16, 2022
Gerrit Jan Bakker

/s/ David Drahi	Director	February 16, 2022
David Drahi

/s/ Mark Mullen	Director	February 16, 2022
Mark Mullen

/s/ Dennis Okhuijsen	Director	February 16, 2022
Dennis Okhuijsen

/s/ Susan C. Schnabel	Director	February 16, 2022
Susan C. Schnabel

/s/ Charles Stewart	Director	February 16, 2022
Charles Stewart

/s/ Raymond Svider	Director	February 16, 2022
Raymond Svider

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	F-2
Auditor Name: KPMG LLP
Auditor Location: New York, New York
Auditor Firm ID: 185

ALTICE USA, INC. AND SUBSIDIARIES
Consolidated Financial Statements
Consolidated Balance Sheets - December 31, 2021 and 2020	F-7
Consolidated Statements of Operations - years ended December 31, 2021, 2020 and 2019	F-8
Consolidated Statements of Comprehensive Income - years ended December 31, 2021, 2020 and 2019	F-9
Consolidated Statements of Stockholders' Equity (Deficiency) - years ended December 31, 2021, 2020 and 2019	F-10
Consolidated Statements of Cash Flows - years ended December 31, 2021, 2020 and 2019	F-13
Combined Notes to Consolidated Financial Statements	F-19
Supplemental Financial Statements Furnished:
CSC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Financial Statements
Consolidated Balance Sheets - December 31, 2021 and 2020	F-14
Consolidated Statements of Operations - years ended December 31, 2021, 2020 and 2019	F-15
Consolidated Statements of Comprehensive Income - years ended December 31, 2021, 2020 and 2019	F-16
Consolidated Statements of Member's Equity (Deficiency) - years ended December 31, 2021, 2020 and 2019	F-17
Consolidated Statements of Cash Flows - years ended December 31, 2021, 2020 and 2019	F-18
Combined Notes to Consolidated Financial Statements	F-19

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Altice USA, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Altice USA, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2022 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
New York, New York
February 16, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Altice USA, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Altice USA, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of Residential and SMB Revenue
As discussed in Note 2 to the consolidated financial statements, the Company earns revenue from both residential and small and medium-sized business (“SMB”) customers. This revenue is derived primarily from monthly subscription charges for its broadband, video, and telephony services. Revenue is recognized as the services are provided to a customer on a monthly basis.
We identified the evaluation of the sufficiency of audit evidence over residential and SMB revenue as a critical audit matter. Subjective auditor judgment was required in evaluating the sufficiency of audit evidence due to the number of related information technology (“IT”) systems. Specifically, obtaining an understanding of the systems, databases, and processes used in the Company’s recognition of residential and SMB revenue and evaluating the related internal controls required significant auditor effort, including specialized knowledge related to IT.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over residential and SMB revenue, including assessing contractual terms and conditions and customer credits, including those issued subsequent to December 31, 2021. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s residential and SMB revenue recognition processes, including general and application IT controls. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT systems that are used by the Company in its recognition of residential and SMB revenue. To assess the revenue recognized during a portion of the year, we developed an expectation of revenue recorded based on cash received during the corresponding period. Based on such assessment, we also developed an expectation of revenue recorded for the remainder of the year. The assessment included the evaluation of the relevance and reliability of internal data and cash received. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
New York, New York
February 16, 2022

Report of Independent Registered Public Accounting Firm
To the Member and Board of Directors
CSC Holdings, LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CSC Holdings, LLC and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in total member’s equity (deficiency), and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of residential and SMB revenue
As discussed in Note 2 to the consolidated financial statements, the Company earns revenue from both residential and small and medium-sized business (“SMB”) customers. This revenue is derived primarily from monthly subscription charges for its broadband, video, and telephony services. Revenue is recognized as the services are provided to a customer on a monthly basis.
We identified the evaluation of the sufficiency of audit evidence over residential and SMB revenue as a critical audit matter. Subjective auditor judgment was required in evaluating the sufficiency of audit evidence due to the number of related information technology (“IT”) systems. Specifically, obtaining an understanding of the systems, databases, and processes used in the Company’s recognition of residential and SMB revenue and evaluating the related internal controls required significant auditor effort, including specialized knowledge related to IT.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over residential and SMB revenue, including assessing contractual terms and conditions and customer credits, including those issued subsequent to December 31, 2021. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s residential and SMB revenue recognition processes, including general and application IT controls. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT systems that are used by the Company in its recognition of residential and SMB revenue. To assess the revenue recognized during a portion of the year, we developed an expectation of revenue recorded based on cash received during the corresponding period. Based on such assessment, we also developed an expectation of revenue recorded for the remainder of the year. The assessment included the evaluation of the relevance and reliability of internal data and cash received. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
New York, New York
February 16, 2022

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$195,711	$278,422
Restricted cash	264	264
Accounts receivable, trade (less allowance for doubtful accounts of $27,931 and $25,198)	406,952	442,581
Prepaid expenses and other current assets ($3,776 and $4,262 due from affiliates)	186,707	255,299
Total current assets	789,634	976,566
Property, plant and equipment, net of accumulated depreciation of $7,142,852 and $6,431,843	6,340,467	5,805,996
Right-of-use operating lease assets	222,124	241,342
Investment securities pledged as collateral	2,161,937	2,250,854
Other assets	76,653	92,203
Amortizable intangibles, net of accumulated amortization of $5,051,149 and $4,409,312	2,202,001	2,781,116
Indefinite-lived cable television franchises	13,216,355	13,068,017
Goodwill	8,205,863	8,160,566
Total assets	$33,215,034	$33,376,660
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$1,023,045	$795,576
Interest payable	244,934	252,060
Accrued employee related costs	124,941	142,116
Deferred revenue	94,943	109,798
Debt	917,313	1,245,713
Other current liabilities ($31,810 and $8,538 due to affiliates)	329,943	552,840
Total current liabilities	2,735,119	3,098,103
Other liabilities	159,082	192,563
Deferred tax liability	5,048,129	5,006,167
Liabilities under derivative contracts	276,933	523,150
Right-of-use operating lease liability	237,226	257,424
Long-term debt, net of current maturities	25,629,447	25,476,629
Total liabilities	34,085,936	34,554,036
Commitments and contingencies (Note 17)
Redeemable equity	—	25,763
Stockholders' Equity (Deficiency):
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 270,341,685 and 270,320,798 issued and outstanding as of December 31, 2021 and 297,203,087 and 290,573,672 shares issued and outstanding as of December 31, 2020	2,703	2,972
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 184,333,342 shares outstanding as of December 31, 2021 and 185,895,903 shares outstanding as of December 31, 2020	1,843	1,859
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	18,005	—
Accumulated deficit	(848,836)	(985,641)
	(826,285)	(980,810)
Treasury stock, at cost (20,887 and 6,629,415 Class A common shares at December 31, 2021 and 2020, respectively)	—	(163,866)
Accumulated other comprehensive income	6,497	3,646
Total Altice USA stockholders' deficiency	(819,788)	(1,141,030)
Noncontrolling interests	(51,114)	(62,109)
Total stockholders' deficiency	(870,902)	(1,203,139)
	$33,215,034	$33,376,660
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2021, 2020 and 2019
(In thousands, except per share amounts)

	2021	2020	2019
Revenue (including revenue from affiliates of $13,238, $14,729 and $3,974, respectively) (See Note 16)	$10,090,849	$9,894,642	$9,760,859
Operating expenses:
Programming and other direct costs (including charges from affiliates of $17,167, $13,346 and $11,580, respectively) (See Note 16)	3,382,129	3,340,442	3,300,528
Other operating expenses (including charges from affiliates of $11,989, $11,869 and $8,355 respectively) (See Note 16)	2,379,765	2,264,473	2,300,398
Restructuring and other expense	17,176	91,073	72,978
Depreciation and amortization (including impairments)	1,787,152	2,083,365	2,263,144
	7,566,222	7,779,353	7,937,048
Operating income	2,524,627	2,115,289	1,823,811
Other income (expense):
Interest expense	(1,266,751)	(1,352,535)	(1,536,559)
Interest income	160	2,194	5,709
Gain (loss) on investments and sale of affiliate interests, net	(88,898)	320,061	473,406
Gain (loss) on derivative contracts, net	85,911	(178,264)	(282,713)
Gain (loss) on interest rate swap contracts	92,735	(78,606)	(53,902)
Loss on extinguishment of debt and write-off of deferred financing costs	(51,712)	(250,489)	(243,806)
Other income, net	9,835	5,577	1,183
	(1,218,720)	(1,532,062)	(1,636,682)
Income before income taxes	1,305,907	583,227	187,129
Income tax expense	(294,975)	(139,748)	(47,190)
Net income	1,010,932	443,479	139,939
Net income attributable to noncontrolling interests	(20,621)	(7,296)	(1,003)
Net income attributable to Altice USA, Inc. stockholders	$990,311	$436,183	$138,936
Income per share:
Basic income per share	$2.16	$0.75	$0.21
Basic weighted average common shares (in thousands)	458,311	581,057	660,384

Diluted income per share	$2.14	$0.75	$0.21
Diluted weighted average common shares (in thousands)	462,295	583,689	662,541
Cash dividends declared per common share	$—	$—	$—

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019
Net income	$1,010,932	$443,479	$139,939
Other comprehensive income:
Defined benefit pension plans	4,772	12,333	13,806
Applicable income taxes	(1,259)	(3,270)	(4,109)
Defined benefit pension plans, net of income taxes	3,513	9,063	9,697
Foreign currency translation adjustment	(662)	(2,167)	(1,164)
Applicable income taxes	—	—	—
Foreign currency translation adjustment, net	(662)	(2,167)	(1,164)
Other comprehensive income	2,851	6,896	8,533
Comprehensive income	1,013,783	450,375	148,472
Comprehensive income attributable to noncontrolling interests	(20,621)	(7,296)	(1,003)
Comprehensive income attributable to Altice USA, Inc. stockholders	$993,162	$443,079	$147,469

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (continued) Years ended December 31, 2021, 2020 and 2019 (In thousands)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Altice USA Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2019	$4,961	$2,130	$3,423,803	$251,830	$—	$(11,783)	$3,670,941	$9,295	$3,680,236
Net income attributable to Altice USA stockholders	—	—	—	138,936	—	—	138,936	—	138,936
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	1,003	1,003
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,000)	(1,000)
Pension liability adjustments, net of income taxes	—	—	—	—	—	9,697	9,697	—	9,697
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(1,164)	(1,164)	—	(1,164)
Share-based compensation expense (equity classified)	—	—	99,077	—	—	—	99,077	—	99,077
Redeemable equity vested	—	—	187,966	—	—	—	187,966	—	187,966
Change in redeemable equity	—	—	(166,511)	—	—	—	(166,511)	—	(166,511)
Class A shares acquired through share repurchase program and retired	(727)	—	(1,686,146)	—	—	—	(1,686,873)	—	(1,686,873)
Conversion of Class B to Class A shares	268	(268)	—	—	—	—	—	—	—
Issuance of common shares pursuant to employee long term incentive plan	65	—	7,099	—	(42)	—	7,122	—	7,122
Issuance of common shares to acquire partnership interests in Neptune LP	—	—	163,862	—	(163,862)	—	—	—	—
Class A shares issued in connection with acquisition	5	—	10,768	—	—	—	10,773	—	10,773
Balance at December 31, 2019	$4,572	$1,862	$2,039,918	$390,766	$(163,904)	$(3,250)	$2,269,964	$9,298	$2,279,262

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (continued) Years ended December 31, 2021, 2020 and 2019 (In thousands)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Altice USA Stockholders' Equity (Deficiency)	Non-controlling Interests	Total Equity (Deficiency)
Balance at January 1, 2020	$4,572	$1,862	$2,039,918	$390,766	$(163,904)	$(3,250)	$2,269,964	$9,298	$2,279,262
Net income attributable to Altice USA stockholders	—	—	—	436,183	—	—	436,183	—	436,183
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	7,296	7,296
Contributions from noncontrolling interests	—	—	—	—		—	—	12,498	12,498
Pension liability adjustments, net of income taxes	—	—	—	—	—	9,063	9,063	—	9,063
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(2,167)	(2,167)	—	(2,167)
Share-based compensation expense (equity classified)	—	—	122,811	—	—	—	122,811	—	122,811
Redeemable equity vested			96,918		—		96,918	—	96,918
Change in redeemable equity	—	—	(14,130)	—	—	—	(14,130)	—	(14,130)
Conversion of Class B to Class A shares	3	(3)	—	—	—	—	—	—	—
Issuance of common shares pursuant to employee long term incentive plan	9	—	15,705	—	38	—	15,752	—	15,752
Impact of the Lightpath Transaction (See Note 1)	—	—	741,471	—	—	—	741,471	(91,201)	650,270
Class A shares acquired through share repurchase program and retired	(1,612)	—	(3,002,693)	(1,812,590)	—	—	(4,816,895)	—	(4,816,895)
Balance at December 31, 2020	$2,972	$1,859	$—	$(985,641)	$(163,866)	$3,646	$(1,141,030)	$(62,109)	$(1,203,139)
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) Years ended December 31, 2021, 2020 and 2019 (In thousands)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Altice USA Stockholders' Equity (Deficiency)	Non-controlling Interests	Total Equity (Deficiency)
Balance at January 1, 2021	$2,972	$1,859	$—	$(985,641)	$(163,866)	$3,646	$(1,141,030)	$(62,109)	$(1,203,139)
Net income attributable to Altice USA stockholders	—	—	—	990,311	—	—	990,311	—	990,311
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	20,621	20,621
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(14,004)	(14,004)
Pension liability adjustments, net of income taxes	—	—	—	—	—	3,513	3,513	—	3,513
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(662)	(662)	—	(662)
Share-based compensation expense (equity classified)	—	—	17,990	79,521	—	—	97,511	—	97,511
Redeemable equity vested	—	—	—	23,749	—	—	23,749	—	23,749
Change in redeemable equity	—	—	—	2,014	—	—	2,014	—	2,014
Class A shares acquired through share repurchase program and retired	(236)	—	—	(804,692)	—	—	(804,928)	—	(804,928)
Conversion of Class B to Class A shares	16	(16)	—	—	—	—	—	—	—
Issuance of common shares pursuant to employee long term incentive plan	(49)	—	15	(149,932)	163,866	—	13,900	—	13,900
Other	—	—	—	(4,166)	—	—	(4,166)	4,378	212
Balance at December 31, 2021	$2,703	$1,843	$18,005	$(848,836)	$—	$6,497	$(819,788)	$(51,114)	$(870,902)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$1,010,932	$443,479	$139,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,787,152	2,083,365	2,263,144
Loss (gain) on investments and sale of affiliate interests, net	88,898	(320,061)	(473,406)
Loss (gain) on derivative contracts, net	(85,911)	178,264	282,713
Loss on extinguishment of debt and write-off of deferred financing costs	51,712	250,489	243,806
Amortization of deferred financing costs and discounts (premiums) on indebtedness	91,226	91,127	106,214
Share-based compensation expense	98,296	125,087	105,538
Deferred income taxes	40,701	75,512	14,931
Decrease in right-of-use asset	43,820	45,995	46,581
Provision for doubtful accounts	68,809	65,965	91,520
Other	4,928	34,079	18,558
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(30,379)	(50,747)	(91,718)
Prepaid expenses and other assets	28,343	8,330	(60,854)
Amounts due from and due to affiliates	23,758	3,594	(7,857)
Accounts payable and accrued liabilities	(177,326)	(118,388)	(144,894)
Deferred revenue	(40,929)	(39,977)	(10,384)
Liabilities related to interest rate swap contracts	(149,952)	104,051	30,338
Net cash provided by operating activities	2,854,078	2,980,164	2,554,169
Cash flows from investing activities:
Capital expenditures	(1,231,715)	(1,073,955)	(1,355,350)
Payment for acquisitions, net of cash acquired	(340,444)	(149,973)	(172,269)
Other, net	(1,444)	3,502	2,150
Net cash used in investing activities	(1,573,603)	(1,220,426)	(1,525,469)
Cash flows from financing activities:
Proceeds from long-term debt	4,410,000	8,019,648	9,160,229
Repayment of long-term debt	(4,870,108)	(6,194,804)	(8,159,914)
Proceeds from collateralized indebtedness and related derivative contracts, net	185,105	—	93,000
Repayment of collateralized indebtedness and related derivative contracts, net	(185,105)	—	—
Principal payments on finance lease obligations	(85,949)	(43,083)	(8,980)
Purchase of shares of Altice USA, Inc. Class A common stock, pursuant to a share repurchase program and Tender Offer	(804,928)	(4,816,379)	(1,686,873)
Proceeds from the sale of a noncontrolling interest in Lightpath, net of expenses	—	880,197	—
Other, net	(11,539)	(26,624)	(21,874)
Net cash used in financing activities	(1,362,524)	(2,181,045)	(624,412)
Net increase (decrease) in cash and cash equivalents excluding effect of exchange rate changes	(82,049)	(421,307)	404,288
Effect of exchange rate changes on cash and cash equivalents	(662)	(2,167)	(1,166)
Net increase (decrease) in cash and cash equivalents	(82,711)	(423,474)	403,122
Cash, cash equivalents and restricted cash at beginning of year	278,686	702,160	299,038
Cash, cash equivalents and restricted cash at end of year	$195,975	$278,686	$702,160
See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS Years ended December 31, 2021 and 2020
	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$193,154	$277,938
Restricted cash	264	264
Accounts receivable, trade (less allowance for doubtful accounts of $27,931 and $25,198)	406,952	442,581
Prepaid expenses and other current assets ($3,776 and $4,262 due from affiliates)	186,707	255,299
Total current assets	787,077	976,082
Property, plant and equipment, net of accumulated depreciation of $7,142,852 and $6,431,843	6,340,467	5,805,996
Right-of-use operating lease assets	222,124	241,342
Investment securities pledged as collateral	2,161,937	2,250,854
Other assets	76,653	92,203
Amortizable intangibles, net of accumulated amortization of $5,051,149 and $4,409,312	2,202,001	2,781,116
Indefinite-lived cable television franchises	13,216,355	13,068,017
Goodwill	8,205,863	8,160,566
Total assets	$33,212,477	$33,376,176

LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$1,023,045	$795,576
Interest payable	244,934	252,060
Accrued employee related costs	124,941	142,116
Deferred revenue	94,943	109,798
Debt	917,313	1,245,713
Other current liabilities ($31,810 and $8,538 due to affiliates)	329,944	552,372
Total current liabilities	2,735,120	3,097,635
Other liabilities	159,082	192,563
Deferred tax liability	5,067,442	5,033,980
Liabilities under derivative contracts	276,933	523,150
Right-of-use operating lease liability	237,226	257,424
Long-term debt, net of current maturities	25,629,447	25,476,629
Total liabilities	34,105,250	34,581,381
Commitments and contingencies (Note 17)
Redeemable equity	—	25,763
Member's deficiency (100 membership units issued and outstanding)	(848,156)	(1,172,505)
Accumulated other comprehensive income	6,497	3,646
Total member's deficiency	(841,659)	(1,168,859)
Noncontrolling interests	(51,114)	(62,109)
Total deficiency	(892,773)	(1,230,968)
Total liabilities and member's deficiency	$33,212,477	$33,376,176

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019
Revenue (including revenue from affiliates of $13,238, $14,729 and $3,974, respectively) (See Note 16)	$10,090,849	$9,894,642	$9,760,859
Operating expenses:
Programming and other direct costs (including charges from affiliates of $17,167, $13,346 and $11,580 respectively) (See Note 16)	3,382,129	3,340,442	3,300,528
Other operating expenses (including charges from affiliates of $11,989, $11,869 and $8,355 respectively) (See Note 16)	2,379,765	2,264,473	2,300,398
Restructuring and other expense	17,176	91,073	72,978
Depreciation and amortization (including impairments)	1,787,152	2,083,365	2,263,144
	7,566,222	7,779,353	7,937,048
Operating income	2,524,627	2,115,289	1,823,811
Other income (expense):
Interest expense	(1,266,751)	(1,352,535)	(1,455,302)
Interest income	160	2,194	5,709
Gain (loss) on investments and sale of affiliate interests, net	(88,898)	319,515	473,406
Gain (loss) on derivative contracts, net	85,911	(178,264)	(282,713)
Gain (loss) on interest rate swap contracts	92,735	(78,606)	(53,902)
Loss on extinguishment of debt and write-off of deferred financing costs	(51,712)	(250,489)	(228,130)
Other income, net	9,835	5,577	1,181
	(1,218,720)	(1,532,608)	(1,539,751)
Income before income taxes	1,305,907	582,681	284,060
Income tax expense	(297,110)	(126,843)	(71,243)
Net income	1,008,797	455,838	212,817
Net income attributable to noncontrolling interests	(20,621)	(7,296)	(1,003)
Net income attributable to CSC Holdings, LLC sole member	$988,176	$448,542	$211,814

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019
Net income	$1,008,797	$455,838	$212,817
Other comprehensive income:
Defined benefit pension plans	4,772	12,333	13,806
Applicable income taxes	(1,259)	(3,270)	(4,109)
Defined benefit pension plans, net of income taxes	3,513	9,063	9,697
Foreign currency translation adjustment	(662)	(2,167)	(1,164)
Applicable income taxes	—	—	—
Foreign currency translation adjustment, net	(662)	(2,167)	(1,164)
Other comprehensive income	2,851	6,896	8,533
Comprehensive income	1,011,648	462,734	221,350
Comprehensive income attributable to noncontrolling interests	(20,621)	(7,296)	(1,003)
Comprehensive income attributable to CSC Holdings, LLC's sole member	$991,027	$455,438	$220,347
See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S EQUITY (DEFICIENCY) (continued)
Years ended December 31, 2021, 2020 and 2019
(In thousands)

	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total Member's Equity	Noncontrolling Interests	Total Equity (Deficiency)

Balance at January 1, 2019	$4,001,628	$(11,783)	$3,989,845	$9,295	$3,999,140
Net income attributable to CSC Holdings' sole member	211,814	—	211,814	—	211,814
Net income attributable to noncontrolling interests	—	—	—	1,003	1,003
Distributions to noncontrolling interests	—	—	—	(1,000)	(1,000)
Pension liability adjustments, net of income taxes	—	9,697	9,697	—	9,697
Foreign currency translation adjustment, net of income taxes	—	(1,164)	(1,164)	—	(1,164)
Share-based compensation expense (equity classified)	99,077	—	99,077	—	99,077
Redeemable equity vested	187,967	—	187,967	—	187,967
Change in redeemable equity	(166,511)	—	(166,511)	—	(166,511)
Cash distributions to parent	(2,279,472)	—	(2,279,472)	—	(2,279,472)
Non-cash contributions from parent, net	151,455	—	151,455	—	151,455
Impact of Cheddar acquisition	10,773	—	10,773	—	10,773
Assumption of Cablevision debt and acquisition of Cablevision assets	(169,334)	—	(169,334)	—	(169,334)
Balance at December 31, 2019	2,047,397	(3,250)	2,044,147	9,298	2,053,445
Net income attributable to CSC Holdings' sole member	448,542	—	448,542	—	448,542
Net income attributable to noncontrolling interests	—	—	—	7,296	7,296
Contributions from noncontrolling interests	—	—	—	12,498	12,498
Pension liability adjustments, net of income taxes	—	9,063	9,063	—	9,063
Foreign currency translation adjustment, net of income taxes	—	(2,167)	(2,167)	—	(2,167)
Share-based compensation expense (equity classified)	122,811	—	122,811	—	122,811
Redeemable equity vested	96,918	—	96,918	—	96,918
Change in redeemable equity	(14,130)	—	(14,130)	—	(14,130)
Impact of the Lightpath Transaction (See Note 1)	741,645	—	741,645	(91,201)	650,444
Non-cash contributions from parent, net	178,720	—	178,720	—	178,720
Cash distributions to parent	(4,794,408)	—	(4,794,408)	—	(4,794,408)
Balance at December 31, 2020	(1,172,505)	3,646	(1,168,859)	(62,109)	(1,230,968)
Net income attributable to CSC Holdings' sole member	988,176	—	988,176	—	988,176
Net income attributable to noncontrolling interests	—	—	—	20,621	20,621
Distributions to noncontrolling interests	—	—	—	(14,004)	(14,004)
Pension liability adjustments, net of income taxes	—	3,513	3,513	—	3,513
Foreign currency translation adjustment, net of income taxes	—	(662)	(662)	—	(662)
Share-based compensation expense (equity classified)	97,511	—	97,511	—	97,511
Redeemable equity vested	23,749	—	23,749	—	23,749
Change in redeemable equity	2,014	—	2,014	—	2,014
Cash distributions to parent	(763,435)	—	(763,435)	—	(763,435)
Non-cash distributions to parent	(19,500)	—	(19,500)	—	(19,500)
Other	(4,166)	—	(4,166)	4,378	212
Balance at December 31, 2021	$(848,156)	$6,497	$(841,659)	$(51,114)	$(892,773)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Cash flows from operating activities:
Net income	$1,008,797	$455,838	$212,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,787,152	2,083,365	2,263,144
Loss (gain) on investments and sale of affiliate interests, net	88,898	(319,515)	(473,406)
Loss (gain) on derivative contracts, net	(85,911)	178,264	282,713
Loss on extinguishment of debt and write-off of deferred financing costs	51,712	250,489	228,130
Amortization of deferred financing costs and discounts (premiums) on indebtedness	91,226	91,127	90,706
Share-based compensation expense	98,296	125,087	105,538
Deferred income taxes	32,201	101,217	(238,709)
Decrease in right-of-use asset	43,820	45,995	46,581
Provision for doubtful accounts	68,809	65,965	91,520
Other	4,928	34,079	18,558
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(30,379)	(50,747)	(91,718)
Prepaid expenses and other assets	28,343	8,328	(51,611)
Amounts due from and due to affiliates	3,778	180,911	247,917
Accounts payable and accrued liabilities	(176,855)	(334,055)	(128,392)
Deferred revenue	(40,929)	(39,977)	(10,384)
Liabilities related to interest rate swap contracts	(149,952)	104,051	30,338
Net cash provided by operating activities	2,823,934	2,980,422	2,623,742
Cash flows from investing activities:
Capital expenditures	(1,231,715)	(1,073,955)	(1,355,350)
Payment for acquisitions, net of cash acquired	(340,444)	(149,973)	(172,269)
Other, net	(1,444)	(706)	2,150
Net cash used in investing activities	(1,573,603)	(1,224,634)	(1,525,469)
Cash flows from financing activities:
Proceeds from long-term debt	4,410,000	8,019,648	9,160,229
Repayment of long-term debt	(4,870,108)	(6,194,804)	(7,637,582)
Proceeds from collateralized indebtedness, net	185,105	—	93,000
Repayment of collateralized indebtedness and related derivative contracts, net	(185,105)	—	—
Distributions to parent	(763,435)	(4,794,408)	(2,279,472)
Proceeds from the sale of a noncontrolling interest in Lightpath, net of expenses	—	880,197	—
Principal payments on finance lease obligations	(85,949)	(43,083)	(8,980)
Other, net	(24,961)	(40,972)	(25,083)
Net cash used in financing activities	(1,334,453)	(2,173,422)	(697,888)
Net increase (decrease) in cash and cash equivalents excluding effect of exchange rate changes	(84,122)	(417,634)	400,385
Effect of exchange rate changes on cash and cash equivalents	(662)	(2,167)	(1,166)
Net increase (decrease) in cash and cash equivalents	(84,784)	(419,801)	399,219
Cash, cash equivalents and restricted cash at beginning of year	278,202	698,003	298,784
Cash, cash equivalents and restricted cash at end of year	$193,418	$278,202	$698,003

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

NOTE 1.    DESCRIPTION OF BUSINESS AND RELATED MATTERS
The Company and Related Matters
Altice USA, Inc. ("Altice USA") was incorporated in Delaware on September 14, 2015. Altice USA is majority-owned by Patrick Drahi through Next Alt. S.à.r.l. ("Next Alt"). Patrick Drahi also controls Altice Group Lux S.à.r.l, formerly Altice Europe N.V. ("Altice Europe") and its subsidiaries and other entities. Altice USA is a holding company that does not conduct any business operations of its own. Altice Europe, through a subsidiary, acquired Cequel Corporation ("Cequel") on December 21, 2015 (the "Cequel Acquisition") and Cequel was contributed to Altice USA on June 9, 2016. Altice USA acquired Cablevision Systems Corporation ("Cablevision") on June 21, 2016 (the "Cablevision Acquisition").
Altice USA, through CSC Holdings, LLC (a wholly-owned subsidiary of Cablevision) and its consolidated subsidiaries ("CSC Holdings," and collectively with Altice USA, the "Company"), principally provides broadband communications and video services in the United States. It markets its residential services primarily under two brands: Optimum, primarily in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. It operates enterprise services under the brands Lightpath, Altice Business, Optimum Business and Suddenlink Business. It delivers broadband, video, telephony services, proprietary content and advertising services to residential and business customers. In September 2019, the Company launched a full service mobile offering, to consumers across its footprint. As these brands are managed on a consolidated basis, the Company classifies its operations in one segment.
The accompanying consolidated financial statements ("consolidated financial statements") of Altice USA include the accounts of Altice USA and its majority-owned subsidiaries and the accompanying consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. The consolidated balance sheets and statements of operations of Altice USA are essentially identical to the consolidated balance sheets and statements of operations of CSC Holdings, with the following exceptions: Altice USA has primarily additional cash and deferred taxes on its consolidated balance sheet. In addition, CSC Holdings and its subsidiaries have certain intercompany receivables from and payables to Altice USA. Differences between Altice USA's results of operations and those of CSC Holdings primarily include incremental interest expense for periods prior to the assumption of Cablevision senior notes by CSC Holdings in November 2019, interest income, loss on extinguishment of debt, the write-off of deferred financing costs, and income tax benefit (expense).
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
The Company received total gross cash proceeds of approximately $2,355,000 ($890,000 from the sale and $1,465,000 from the related financing activity, excluding the discount on the term loan of $3,000). The excess of the cash received from the sale, net of related expenses, over the book value of the interest sold of $741,471, net of taxes of $228,489, was recorded in stockholders' equity (deficiency) by Altice USA. The Company retained a 50.01% interest in the Lightpath business and maintains control of Cablevision Lightpath LLC ("Lightpath"), the entity holding the interest in the Lightpath business. Accordingly, the Company continues to consolidate the operating results of the Lightpath business. Lightpath was financed independently outside of the CSC Holdings restricted group. Proceeds from this transaction were used to fund the Tender Offer (see discussion below). See Note 11 for additional information regarding the debt financing related to the Lightpath Transaction.
Acquisition of Neptune Holding US Limited Partnership
In December 2019, Altice USA entered into an agreement with CVC 3 B.V., an indirect subsidiary of Altice Europe ("CVC 3"), whereby CVC 3 assigned all of its interest (the "Partnership Interest") in Neptune Holding US Limited Partnership (“Neptune LP”) to Altice USA in exchange for 6,290,292 shares of Class A common stock of Altice USA with an aggregate value of $163,862. At the time of the assignment, the Partnership Interest represented 6,290,292 shares of Class A common stock of Altice USA held by Neptune LP. As a result of this transaction, Altice USA obtained control of Neptune LP and accordingly, Neptune LP is consolidated within the Altice USA financial statements. The assets of Neptune LP which consisted solely of shares of class A common stock of Altice USA are presented as treasury stock in the consolidated balance sheet of Altice USA at December 31, 2020.
Share Repurchase Plan
In June 2018, the Board of Directors of Altice USA authorized a share repurchase program of $2,000,000, and on July 30, 2019, the Board of Directors authorized a new incremental three-year share repurchase program of $5,000,000 that took effect following the completion in August 2019 of the $2,000,000 repurchase program. In November 2020, the Board of Directors authorized an additional $2,000,000 of share repurchases, bringing the total amount of cumulative share repurchases authorized to $9,000,000. Under these repurchase programs, shares of Altice USA Class A common stock may be purchased from time to time in the open market and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Size and timing of these purchases will be determined based on market conditions and other factors.
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
For the years ended December 31, 2021, 2020 and 2019, Altice USA repurchased an aggregate of 23,593,728, 161,216,653, and 72,668,712 shares, respectively, for a total purchase price of approximately $804,928, $4,816,895 and $1,686,873 respectively. These acquired shares were retired and the cost of these shares was recorded in stockholders' equity (deficiency) in the consolidated balance sheet of Altice USA. As of December 31, 2021, Altice USA had approximately $1,191,302 of availability remaining under the incremental share repurchase program.
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Summary of Significant Accounting Policies
Revenue Recognition
Residential Services
The Company derives revenue through monthly charges to residential customers of its broadband, video, and telephony services, including installation services. In addition, the Company derives revenue from digital video recorder ("DVR"), video-on-demand ("VOD"), pay-per-view, and home shopping commissions which are reflected in

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

"Residential video" revenues. The Company recognizes broadband, video, and telephony revenues as the services are provided to a customer on a monthly basis. Each service is accounted for as a distinct performance obligation. Revenue from the sale of bundled services at a discounted rate is allocated to each product based on the standalone selling price of each performance obligation within the bundled offer. The standalone selling price requires judgment and is typically determined based on the current prices at which the separate services are sold by the Company. Installation revenue for the Company's residential services is deferred and recognized over the benefit period, which is estimated to be less than one year. The estimated benefit period takes into account both quantitative and qualitative factors including the significance of average installation fees to total recurring revenue per customer.
The Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers. In instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the years ended December 31, 2021, 2020 and 2019, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $257,364, $257,405 and $254,227, respectively.
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
Substantially all of our SMB customers are billed monthly and large enterprise customers are billed in accordance with the terms of their contracts which is typically also on a monthly basis. Contracts with large enterprise customers typically range from three years to five years. In certain instances, upon expiration of a contract and prior to its renewal, we continue to provide services on a month to month basis. Installation revenue related to our large enterprise customers is deferred and recognized over the average contract term. Installation revenue related to SMB customers is deferred and recognized over the benefit period, which is less than one year. The estimated benefit period for SMB customers takes into account both quantitative and qualitative factors including the significance of average installation fees to total recurring revenue per customer.
News and Advertising Revenue
As part of the agreements under which the Company acquires video programming, the Company typically receives an allocation of scheduled advertising time during such programming into which the Company's cable systems can insert commercials. In several of the markets in which the Company operates, it has entered into agreements commonly referred to as interconnects with other cable operators to jointly sell local advertising. In some of these markets, the Company represents the advertising sales efforts of other cable operators; in other markets, other cable operators represent the Company. The Company also offers customers the opportunity to advertise on digital platforms. Advertising revenues are recognized when the advertising is distributed. For arrangements in which the Company controls the sale of advertising and acts as the principal to the transaction, the Company recognizes revenue earned from the advertising customer on a gross basis and the amount remitted to the distributor as an operating expense. For arrangements in which the Company does not control the sale of advertising and acts as an agent to the transaction, the Company recognizes revenue net of any fee remitted to the distributor. Revenue earned from the data-driven, audience-based advertising solutions using advanced analytics tools is recognized when services are provided.
Affiliation fee revenue derived by our news business is recognized as the programming services are provided.
Mobile Revenue
In September 2019, the Company commercially launched a mobile service providing data, talk and text to consumers in or near our service areas. Customers can purchase or finance a variety of mobile devices. Revenue is recognized from the sale of equipment upon delivery and acceptance by the customer. Customers are billed monthly, in advance,

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

for access to and usage of our mobile services. The Company recognizes mobile service revenue as the services are provided to the customers.
Other Revenue
Revenues derived from other sources are recognized when services are provided or events occur.
Customer Contract Costs
Incremental costs incurred in obtaining a contract with a customer are deferred and recorded as an asset if the period of benefit is expected to be greater than one year. Sales commissions for enterprise customers are deferred and amortized over the average contract term. As the amortization period for sales commission expenses related to residential and SMB customers is less than one year, the Company is utilizing the practical expedient and is recognizing the costs when incurred. The costs of fulfilling a contract with a customer are deferred and recorded as an asset if they generate or enhance resources of the Company that will be used in satisfying future performance obligations and are expected to be recovered. Installation costs related to residential and SMB customers that are not capitalized as part of the initial deployment of new customer premise equipment are expensed as incurred pursuant to industry-specific guidance.
Deferred enterprise sales commission costs are included in other current and noncurrent assets in the consolidated balance sheet and totaled $17,669 and $19,959 as of December 31, 2021 and 2020, respectively.
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
The following table presents the composition of revenue:

	Years Ended December 31,
	2021	2020	2019
Residential:
Broadband	$3,925,089	$3,689,159	$3,222,605
Video	3,526,205	3,670,859	3,997,873
Telephony	404,813	468,777	598,694
Business services and wholesale	1,586,044	1,454,532	1,428,532
News and advertising	550,667	519,205	475,904
Mobile	84,194	78,127	21,264
Other	13,837	13,983	15,987
Total revenue	$10,090,849	$9,894,642	$9,760,859
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
Programming and Other Direct Costs
Costs of revenue related to delivery of services and goods are classified as "programming and other direct costs" in the accompanying consolidated statements of operations.

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
Advertising Expenses
Advertising costs are charged to expense when incurred and are reflected in "other operating expenses" in the accompanying consolidated statements of operations. Advertising costs amounted to $274,639, $213,474 and $233,326 for the years ended December 31, 2021, 2020 and 2019, respectively.
Share-Based Compensation
Share-based compensation expense which primarily relates to awards of stock options, restricted shares, performance stock units, and units in a carried unit plan is based on the fair value of share-based payment awards at the date of grant. The Company recognizes share-based compensation expense over the requisite service period or when it is probable any related performance condition will be met. For awards with graded vesting, compensation cost is recognized on an accelerated method under the graded vesting method over the requisite service period. Share-based compensation expense related to awards that vest entirely at the end of the vesting period are expensed on a straight-line basis.
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and the value of franchises acquired in business combinations which have indefinite useful lives are not amortized. Rather, such assets are tested for impairment annually or upon the occurrence of a triggering event.
The Company assesses the recoverability of its goodwill annually, or more frequently whenever events or substantive changes in circumstances indicate that the carrying amount of its reporting units may exceed their fair value. The Company first considers qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely- than-not that the fair value of a reporting unit is less than its carrying amount. If, after this qualitative assessment, the Company determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount then no further testing is performed. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value.
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
Foreign Currency
Certain of the Company's i24 News S.à.r.l ("i24NEWS") subsidiaries are located outside the United States. The functional currency for these subsidiaries is determined based on the primary economic environment in which the subsidiary operates. Revenues and expenses for these subsidiaries are translated into U.S. dollars using rates that approximate those in effect during the period while the assets and liabilities are translated into U.S. dollars using exchange rates in effect at the end of each period. The resulting gains and losses from these translations are recognized in cumulative translation adjustment included in accumulated other comprehensive income (loss) in stockholders’/member's equity (deficiency) on the consolidated balance sheets.
Common Stock of Altice USA
Each holder of Class A common stock has one vote per share while holders of Class B common stock have twenty-five votes per share. Class B shares can be converted to Class A common stock at anytime with a conversion ratio of one Class A common share for one Class B common share.
The following table provides details of Altice USA's shares of common stock outstanding:

	Shares of Common Stock Outstanding
	Class A Common Stock	Class B Common Stock
Balance at December 31, 2018	496,064,027	212,976,259
Conversion of Class B common stock to Class A common stock	26,730,427	(26,730,427)
Issuance of common shares	6,897,190	—
Option exercises	184,147	—
Repurchase and retirement of Class A common shares in connection with the Company's stock repurchase plan (see Note 1)	(72,668,712)	—
Treasury shares acquired	(10,457,772)	—
Balance at December 31, 2019	446,749,307	186,245,832
Conversion of Class B common stock to Class A common stock	349,929	(349,929)
Issuance of common shares	40,000	—
Option exercises	822,732	—
Repurchase and retirement of Class A common shares in connection with the Company's stock repurchase plan (see Note 1)	(161,216,653)	—
Treasury shares reissued	3,828,357	—
Balance at December 31, 2020	290,573,672	185,895,903
Conversion of Class B common stock to Class A common stock	1,562,561	(1,562,561)
Option exercises	1,080,548	—
Repurchase and retirement of Class A common shares in connection with the Company's stock repurchase plan (see Note 1)	(23,593,728)	—
Treasury shares reissued	697,745	—
Balance at December 31, 2021	270,320,798	184,333,342

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

CSC Holdings Membership Interests
As of December 31, 2021 and 2020, CSC Holdings had 100 membership units issued and outstanding, which are all indirectly owned by Altice USA.
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
During 2021, 2020 and 2019, there were no dividends paid to shareholders by Altice USA.
CSC Holdings
CSC Holdings may make distributions on its membership interests only if sufficient funds exist as determined under Delaware law. See Note 16 for a discussion of equity distributions that CSC Holdings made to its parent.
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
The Company did not have a single customer that represented 10% or more of its consolidated revenues for the years ended December 31, 2021, 2020 and 2019 or 10% or more of its consolidated net trade receivables at December 31, 2021, and 2020, respectively.
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
Reclassifications
Certain reclassifications have been made to the 2020 and 2019 financial statements to conform to the 2021 presentation.
NOTE 3.    ACCOUNTING STANDARDS
Accounting Standards Adopted in 2020
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
Accounting Standards Adopted in 2022
ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which will require companies to apply the definition of a performance obligation under ASC Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for the Company on January 1, 2023, however the Company elected to early adopt this ASU on January 1, 2022. The guidance will be applied to any future business combinations.
ASU No. 2021-10, Government Assistance (Topic 832)
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832), which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy (for example, IFRS guidance in IAS 20 or guidance on contributions for not-for-profit

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

entities in ASC 958-605). For transactions in the scope of the new standard, business entities will need to provide information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The new guidance is effective for the Company on January 1, 2022 and the Company will provide required disclosures for any future material transactions.
NOTE 4.    NET INCOME PER SHARE
Basic net income per common share attributable to Altice USA stockholders is computed by dividing net income attributable to Altice USA stockholders by the weighted average number of common shares outstanding during the period. Diluted income per common share attributable to Altice USA stockholders reflects the dilutive effects of stock options, restricted stock and restricted stock units. For awards that are performance based, the diluted effect is reflected upon the achievement of the performance criteria.
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income per share attributable to Altice USA stockholders:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Basic weighted average shares outstanding	458,311	581,057	660,384
Effect of dilution:
Stock options	3,972	2,617	1,348
Restricted stock	11	15	809
Restricted stock units	1	—	—
Diluted weighted average shares outstanding	462,295	583,689	662,541

Weighted average shares excluded from diluted weighted average shares outstanding:
Anti-dilutive shares	15,856	25,768	4,245
Performance stock units and restricted stock whose performance metrics have not been achieved.	8,557	8,308	—
Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Altice USA.
NOTE 5.    ALLOWANCE FOR DOUBTFUL ACCOUNTS
Activity related to the Company's allowance for doubtful accounts is presented below:

	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Balance at End of Period
Year Ended December 31, 2021
Allowance for doubtful accounts	$25,198	$68,809	$(66,076)	$27,931

Year Ended December 31, 2020
Allowance for doubtful accounts	$14,683	$65,965	$(55,450)	$25,198

Year Ended December 31, 2019
Allowance for doubtful accounts	$13,520	$91,520	$(90,357)	$14,683

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
The Company's non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2021	2020	2019
Non-Cash Investing and Financing Activities:

Altice USA and CSC Holdings:
Property and equipment accrued but unpaid	$335,680	$206,680	$188,067
Notes payable issued to vendor for the purchase of equipment and other assets	89,898	106,925	35,124
Right-of-use assets acquired in exchange for finance lease obligations	145,047	133,300	54,532
Other non-cash investing and financing transactions	500	3,973	1,563
CSC Holdings:
Assumption of Cablevision debt, net of the acquisition of Cablevision assets	—	—	169,334
Contributions from (distributions to) parent, net	(19,500)	178,720	151,455
Supplemental Data:
Altice USA:
Cash interest paid	1,178,088	1,406,825	1,436,332
Income taxes paid, net	263,589	80,415	10,263
CSC Holdings:
Cash interest paid	1,178,088	1,406,825	1,350,756
Income taxes paid, net	263,589	80,415	10,263

NOTE 7.    RESTRUCTURING AND OTHER EXPENSE
The Company's restructuring and other expense is comprised of the following:

	Years Ended December 31,
	2021	2020	2019
Contractual payments for terminated employees	$6,227	$50,852	$49,321
Facility realignment costs	2,551	7,467	6,317
Impairment of right-of-use operating lease assets	6,701	30,429	12,160
Transaction costs related to certain transactions not related to the Company's operations	1,697	2,325	5,180
Restructuring and other expense	$17,176	$91,073	$72,978

NOTE 8.    PROPERTY, PLANT AND EQUIPMENT
Costs incurred in the construction of the Company's cable systems, including line extensions to, and upgrade of, the Company's hybrid fiber/coaxial infrastructure and construction of the parallel fiber-to-the-home ("FTTH") infrastructure, are capitalized. This includes headend facilities and initial placement of the feeder cable to connect a customer that had not been previously connected. These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities. The internal costs that are capitalized consist of salaries and benefits of the Company's employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities. These costs are depreciated over the estimated life of the plant (10 to 25 years) and headend facilities (5 to 25 years). Costs of operating the plant and the technical facilities, including repairs and maintenance, are expensed as incurred.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Costs associated with the initial deployment of new customer premise equipment ("CPE") necessary to provide broadband, video and telephony services are also capitalized. These costs include materials, subcontractor labor, internal labor, and other related costs associated with the connection activities. The departmental activities supporting the connection process are tracked through specific metrics, and the portion of departmental costs that is capitalized is determined through a time weighted activity allocation of costs incurred based on time studies used to estimate the average time spent on each activity. These installation costs are amortized over the estimated useful lives of the CPE necessary to provide broadband, video and telephony services. The portion of departmental costs related to disconnecting services and removing CPE from a customer, costs related to connecting CPE that has been previously connected to the network, and repairs and maintenance are expensed as incurred.
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
Property, plant and equipment (including equipment under finance leases) consist of the following assets, which are depreciated or amortized on a straight-line basis over the estimated useful lives shown below:

	December 31,		Estimated Useful Lives
	2021	2020
Customer premise equipment	$1,991,746	$1,845,830	3 to 5 years
Headends and related equipment	2,325,852	2,158,704	5 to 25 years
Infrastructure	6,606,817	5,964,419	5 to 25 years
Equipment and software	1,364,560	1,237,057	3 to 10 years
Construction in progress (including materials and supplies)	291,611	174,610
Furniture and fixtures	74,481	65,724	5 to 8 years
Transportation equipment	145,531	150,974	5 to 10 years
Buildings and building improvements	506,363	481,693	10 to 40 years
Leasehold improvements	127,565	110,037	Term of lease
Land	48,793	48,791
	13,483,319	12,237,839
Less accumulated depreciation and amortization	(7,142,852)	(6,431,843)
	$6,340,467	$5,805,996
For the years ended December 31, 2021, 2020 and 2019, the Company capitalized certain costs aggregating $145,837, $134,857 and $132,966, respectively, related to the acquisition and development of internal use software, which are included in the table above.
Depreciation expense on property, plant and equipment (including finance leases) for the years ended December 31, 2021, 2020 and 2019 amounted to $1,145,316, $1,344,732 and $1,475,251, respectively.
NOTE 9.    LEASES
On January 1, 2019, the Company adopted ASC 842 which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. ASC 842 requires the recognition of the right-of-use ("ROU") assets and related operating and finance lease liabilities on the balance sheet. The Company adopted the new guidance using the modified retrospective approach with a cumulative-effect adjustment recorded on January 1, 2019.
The adoption of ASC 842 resulted in the recognition of ROU assets of $274,292 and lease liabilities for operating leases of $299,900 on the Company's consolidated balance sheet as of January 1, 2019, with no material impact to its consolidated statements of operations. The difference between the ROU assets and the operating lease liability represents the reclassification of (i) deferred rent balances, resulting from the historical operating leases, and (ii) certain accrued restructuring liabilities. The Company's accounting for finance leases remained substantially unchanged from its accounting for capital leases in prior periods.

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
Lease expense for operating leases consists of the lease payments plus any initial direct costs, net of lease incentives, and is recognized on a straight-line basis over the lease term. Lease expense for finance leases consists of the amortization of the asset on a straight-line basis over the earlier of the lease term or its useful life and interest expense determined on an amortized cost basis. The lease payments are allocated between a reduction of the lease liability and interest expense.
The Company's operating leases are comprised primarily of facility leases and finance leases are comprised primarily of vehicle and equipment leases.
Balance sheet information related to our leases is presented below:

	Balance Sheet location	December 31,
		2021	2020
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$222,124	$241,342
Right-of-use lease liability, current	Other current liabilities	38,545	38,296
Right-of-use lease liability, long-term	Right-of-use operating lease liability	237,226	257,424

Finance leases:
Right-of-use lease assets	Property, plant and equipment	272,948	170,155
Right-of-use lease liability, current	Current portion of long-term debt	109,204	63,454
Right-of-use lease liability, long-term	Long-term debt	109,531	96,183

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following provides details of the Company's lease expense:

	Years Ended December 31,
	2021	2020
Operating lease expense, net	$56,951	$58,923
Finance lease expense:
Amortization of assets	56,945	30,123
Interest on lease liabilities	8,966	6,324
Total finance lease expense	65,911	36,447
	$122,862	$95,370

Other information related to leases is presented below:

	As of December 31,
	2021	2020
Right-of-use assets acquired in exchange for operating lease obligations	$26,008	$35,383
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from finance leases	8,966	6,324
Operating cash flows from operating leases	61,443	64,391
Weighted Average Remaining Lease Term:
Operating leases	8.4 years	9.0 years
Finance leases	2.2 years	2.5 years
Weighted Average Discount Rate:
Operating leases	5.51%	5.66%
Finance leases	4.63%	5.38%
The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

	Finance leases	Operating leases
2022	$116,564	$46,197
2023	81,499	49,052
2024	31,116	45,052
2025	321	35,796
2026	16	32,557
Thereafter	—	142,099
Total future minimum lease payments, undiscounted	229,516	350,753
Less: Imputed interest	(10,781)	(74,982)
Present value of future minimum lease payments	$218,735	$275,771

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 10.    INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired amortizable intangible assets:

	As of December 31, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,113,669	$(4,020,282)	$2,093,387	$6,052,598	$(3,478,742)	$2,573,856	3 to 18 years
Trade names	1,081,083	(988,563)	92,520	1,081,083	(894,189)	186,894	2 to 10 years
Other amortizable intangibles	58,398	(42,304)	16,094	56,747	(36,381)	20,366	1 to 15 years
	$7,253,150	$(5,051,149)	$2,202,001	$7,190,428	$(4,409,312)	$2,781,116
Amortization expense for the years ended December 31, 2021, 2020 and 2019 aggregated $641,836, $738,633, and $787,893, respectively.
The following table sets forth the estimated amortization expense on intangible assets for the periods presented:

Estimated amortization expense
Year Ending December 31, 2022	$553,905
Year Ending December 31, 2023	388,309
Year Ending December 31, 2024	308,978
Year Ending December 31, 2025	262,244
Year Ending December 31, 2026	218,057
The carrying amount of indefinite-lived cable television franchises and goodwill is presented below:

	Indefinite-lived Cable Television Franchises	Goodwill
Balance as of December 31, 2019	$13,020,081	$8,142,309
Indefinite-lived cable television franchises and goodwill recorded in connection with an acquisition (see discussion below)	47,936	18,257
Balance as of December 31, 2020	$13,068,017	$8,160,566
Indefinite-lived cable television franchises and goodwill recorded in connection with an acquisition (see discussion below)	148,338	45,297
Balance as of December 31, 2021	$13,216,355	$8,205,863
In June 2021, Lightpath completed an acquisition for an aggregate net cash purchase price of approximately $28,260, subject to certain closing adjustments as set forth in the asset purchase agreement, and recorded customer relationships of $2,294, goodwill of $11,800, and property, plant and equipment of $14,649.
In April 2021, the Company completed its acquisition of the cable assets of Morris Broadband, LLC in North Carolina for cash of approximately $312,184. In connection with the acquisition, the Company recorded indefinite-lived cable television franchise rights of $148,338, customer relationships of $58,777, and goodwill of $33,497 based on an allocation of the purchase price. In addition, the Company recorded property, plant and equipment of $71,586.
On July 14, 2020, the Company completed its acquisition of certain cable assets in New Jersey for approximately $149,973. In connection with the acquisition, the Company recorded indefinite-lived cable television franchise rights of approximately $47,936, customer relationships of approximately $35,074, and goodwill of approximately $18,257 based on an allocation of the purchase price. In addition, the Company recorded property, plant and equipment of approximately $52,362.
The acquisitions discussed above were accounted for as business combinations in accordance with ASC Topic 805.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 11.    DEBT
The following table provides details of the Company's outstanding debt:

		Interest Rate		December 31, 2021		December 31, 2020
Date Issued	Maturity Date			Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
November 15, 2011	November 15, 2021	6.750%		$—	$—	$1,000,000	$989,917
September 27, 2012	September 15, 2022	5.875%		649,024	635,310	649,024	617,333
May 23, 2014	June 1, 2024	5.250%		750,000	711,137	750,000	697,041
October 18, 2018	April 1, 2028	7.500%		4,118	4,113	4,118	4,112
November 27, 2018	April 1, 2028	7.500%		1,045,882	1,044,582	1,045,882	1,044,424
July 10 and October 7, 2019	January 15, 2030	5.750%		2,250,000	2,282,875	2,250,000	2,286,097
June 16 and August 17. 2020	December 1, 2030	4.625%		2,325,000	2,366,886	2,325,000	2,370,502
May 13, 2021	November 15, 2031	5.000%		500,000	498,234	—	—
				7,524,024	7,543,137	8,024,024	8,009,426
CSC Holdings Senior Guaranteed Notes:
September 23, 2016	April 15, 2027	5.500%		1,310,000	1,306,508	1,310,000	1,305,955
January 29, 2018	February 1, 2028	5.375%		1,000,000	994,262	1,000,000	993,490
November 27, 2018	May 15, 2026	5.500%		—	—	1,498,806	1,487,644
January 24, 2019	February 1, 2029	6.500%		1,750,000	1,747,511	1,750,000	1,747,245
June 16, 2020	December 1, 2030	4.125%		1,100,000	1,095,672	1,100,000	1,095,283
August 17, 2020	February 15, 2031	3.375%		1,000,000	996,970	1,000,000	996,692
May 13, 2021	November 15, 2031	4.500%		1,500,000	1,494,710	—	—
				7,660,000	7,635,633	7,658,806	7,626,309
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility	January 31, 2024 (c)	2.360%	(b)	900,000	893,864	625,000	616,027
Term Loan B	July 17, 2025	2.360%		2,865,000	2,856,421	2,895,000	2,884,065
Incremental Term Loan B-3	January 15, 2026	2.360%		1,239,938	1,236,394	1,252,688	1,248,293
Incremental Term Loan B-5	April 15, 2027	2.610%		2,947,500	2,929,813	2,977,500	2,956,807
				7,952,438	7,916,492	7,750,188	7,705,192
Lightpath Senior Notes:
September 29, 2020	September 15, 2028	5.625%		415,000	407,104	415,000	406,176
Lightpath Senior Secured Notes:
September 29, 2020	September 15, 2027	3.875%		450,000	441,739	450,000	440,487
Lightpath Term Loan	November 30, 2027	3.750%		594,000	579,119	600,000	582,808
Lightpath Revolving Credit Facility		(e)		—	—	—	—
				1,459,000	1,427,962	1,465,000	1,429,471
Collateralized indebtedness (see Note 12)				1,759,017	1,706,997	1,699,566	1,617,506
Finance lease obligations (see Note 9)				218,735	218,735	159,637	159,637
Notes payable and supply chain financing (d)				97,804	97,804	183,690	174,801
				26,671,018	26,546,760	26,940,911	26,722,342
Less: current portion of credit facility debt				(78,750)	(78,750)	(78,750)	(78,750)
Less: current portion of senior notes				(649,024)	(635,310)	(1,000,000)	(989,917)
Less: current portion of finance lease obligations				(109,204)	(109,204)	(63,454)	(63,454)
Less: current portion of notes payable and supply chain financing				(94,049)	(94,049)	(113,592)	(113,592)
				(931,027)	(917,313)	(1,255,796)	(1,245,713)
Long-term debt				$25,739,991	$25,629,447	$25,685,115	$25,476,629

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

(a)The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums and with respect to certain notes, a fair value adjustment resulting from the Cequel and Cablevision acquisitions.
(b)At December 31, 2021, $139,465 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $1,435,535 of the facility was undrawn and available, subject to covenant limitations.
(c)The revolving credit facility of an aggregate principal amount of $2,475,000 is priced at LIBOR plus 2.25%. In March 2021, a lender under the revolving credit facility extended the maturity date and reduced the interest rate on its aggregate principal amount of $200,000 which had an original maturity date of November 2021 and was priced at LIBOR plus 3.25%.
(d)Includes $89,898 related to supply chain financing agreements that is required to be repaid within one year from the date of the respective agreement. The decrease in the principal amount at December 31, 2021 includes a $59,451 reclassification to collateralized indebtedness in connection with the maturity of a monetization contract related to the synthetic monetization closeout transaction in November 2019. See Note 12.
(e)There were no borrowings outstanding under the Lightpath Revolving Credit Facility which provides for commitments in an aggregate principal amount of $100,000. See discussion below.
CSC Holdings Credit Facilities
For financing purposes, the Company has two debt silos: CSC Holdings and Lightpath. The CSC Holdings silo is structured as a restricted group (the "Restricted Group") and an unrestricted group, which includes certain designated subsidiaries and investments (the "Unrestricted Group"). The Restricted Group is comprised of CSC Holdings and substantially all of its wholly-owned operating subsidiaries excluding Lightpath, a 50.01% owned subsidiary of the Company, which became an unrestricted subsidiary in September 2020. These Restricted Group subsidiaries are subject to the covenants and restrictions of the credit facility and indentures governing the notes issued by CSC Holdings. The Lightpath silo includes all of its operating subsidiaries which are subject to the covenants and restrictions of the credit facility and indentures governing the notes issued by Lightpath. See discussion below regarding the Lightpath debt financing.
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($2,865,000 outstanding at December 31, 2021) (the "CSC Term Loan Facility", and the term loans extended under the CSC Term Loan Facility, the "CSC Term Loans") and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($900,000 outstanding at December 31, 2021) (the "CSC Revolving Credit Facility" and, together with the CSC Term Loan Facility, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016, March 15, 2017, January 12, 2018, October 15, 2018, January 24, 2019, February 7, 2019, May 14, 2019 and October 3, 2019, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

In February 2019, CSC Holdings entered into a $1,000,000 incremental term loan facility ("Incremental Term Loan B-4") under its existing credit facilities agreement. The proceeds from the Incremental Term Loan B-4 were used to redeem $894,700 in aggregate principal amount of CSC Holdings’ 10.125% senior notes due 2023, representing the entire aggregate principal amount outstanding, and paying related fees, costs and expenses. The Incremental Term Loan B-4 was due to mature on April 15, 2027 and was issued with an original issue discount of 1.0%. The Incremental Term Loan B-4 was comprised of eurodollar borrowings or alternative base rate borrowings and bore interest at a rate per annum equal to the adjusted LIBOR or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin was (i) with respect to any alternate base rate loan, 2.00% per annum and (ii) with respect to any eurodollar loan, 3.00%. The Incremental Term Loan B-4 was repaid in full in October 2019 with proceeds from the Incremental Term Loan B-5 discussed below.
In October 2019, CSC Holdings entered into a $3,000,000 ($2,947,500 outstanding at December 31, 2021), incremental term loan facility ("Incremental Term Loan B-5") under its existing credit facilities agreement, out of which $500,000 was available on a delayed draw basis. The Incremental Term Loan B-5 matures on April 15, 2027 and was issued at par. The Incremental Term Loan B-5 may be comprised of eurodollar borrowings or alternative base rate borrowings, and will bear interest at a rate per annum equal to the Adjusted LIBOR or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 1.50% per annum and (ii) with respect to any eurodollar loan, 2.500% per annum. The Company is required to make scheduled quarterly payments equal to 0.25% (or $7,500) of the principal amount of the Incremental Term Loan B-5, beginning with the fiscal quarter ended June 30, 2020.
The initial proceeds of the Incremental Term Loan B-5 were used to repay approximately $2,500,000 of the outstanding term loans (Incremental Term Loan B-2 and Incremental Term Loan B-4) under the credit agreement, and the proceeds of the delayed draw tranche of the Incremental Term Loan B-5 were used to distribute $500,000 in cash to Cablevision, the proceeds of which were used to redeem Cablevision’s 8.000% senior notes due 2020, representing the entire aggregate principal amount outstanding, and in each case, paying related fees, costs and expenses in connection with such transactions, with the remainder being used to fund cash on the balance sheet. In connection with the repayment of approximately $2,500,000 of the outstanding term loans, a portion of the unamortized discount and unamortized deferred financing costs was written-off and recorded as a loss on extinguishment of debt in the fourth quarter of 2019 (see table below).
During the year ended December 31, 2021, CSC Holdings borrowed $2,410,000 under its revolving credit facility and repaid $2,135,000 of amounts outstanding under the revolving credit facility. A portion of these borrowings were used to redeem at maturity $1,000,000 aggregate outstanding principal amount of CSC Holdings 6.750% senior notes due November 2021.
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
The obligations under the CSC Credit Facilities are guaranteed by each restricted subsidiary of CSC Holdings (other than CSC TKR, LLC and its subsidiaries, Lightpath, and certain excluded subsidiaries) (the "Initial Guarantors") and, subject to certain limitations, will be guaranteed by each future material wholly-owned restricted subsidiary of CSC Holdings.  The obligations under the CSC Credit Facilities (including any guarantees thereof) are secured on a first priority basis, subject to any liens permitted by the Credit Facilities, by capital stock held by CSC Holdings or any guarantor in certain subsidiaries of CSC Holdings, subject to certain exclusions and limitations.
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
Senior Guaranteed Notes, Senior Secured Notes, and Senior Notes
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
Lightpath Debt Financing
On September 29, 2020, in connection with the Lightpath Transaction, Lightpath issued $450,000 in aggregate principal amount of senior secured notes that bear interest at a rate of 3.875% and mature on September 15, 2027 and $415,000 in aggregate principal amount of senior notes that bear interest at a rate of 5.625% and mature on September 15, 2028. Prior to the issuance of these notes, Lightpath became an unrestricted subsidiary under the terms of CSC Holdings' debt.
In addition, on September 29, 2020, Lightpath entered into a credit agreement between, inter alios, certain lenders party thereto and Goldman Sachs Bank USA, as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent, (the "Lightpath Credit Agreement") which provides for, among other things, (i) a term loan in an aggregate principal amount of $600,000 (the “Lightpath Term Loan Facility”) at a price of 99.5% of the aggregate principal amount, which was drawn on November 30, 2020, and (ii) revolving loan commitments in an aggregate principal amount of $100,000 (the “Lightpath Revolving Credit Facility"). As of December 31, 2021 and 2020, there were no borrowings outstanding under the Lightpath Revolving Credit Facility. The Company is required to make scheduled quarterly payments equal to 0.25% (or $1,500) of the principal amount of the Lightpath Term Loan Facility, beginning with the fiscal quarter ended March 31, 2021.
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
As of December 31, 2021, CSC Holdings and Lightpath were in compliance with applicable financial covenants under their respective credit facilities and with applicable financial covenants under each respective indenture by which the senior guaranteed notes, senior secured notes and senior notes were issued.
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

For the Year Ended December 31, 2021
CSC Holdings 5.500% Senior Guaranteed Notes due 2026	$51,712

For the Year Ended December 31, 2020:
CSC Holdings 5.375% Senior Guaranteed Notes due 2023	$26,721
CSC Holdings 7.75% Senior Notes due 2025	35,375
CSC Holdings 10.875% Senior Notes due 2025	136,249
CSC Holdings 6.625% Senior Guaranteed Notes due 2025	52,144
$250,489

For the Year Ended December 31, 2019:
CSC Holdings 5.125% Senior Notes due 2021	$65,151
CSC Holdings 10.125% Senior Notes due 2023	154,666
Refinancing and subsequent amendment to CSC Holdings credit facility	8,313
Subtotal - CSC Holdings	228,130
Cablevision 5.125% Senior Notes due 2021	500
Cablevision 8.000% Senior Notes due 2020	15,176
$243,806
Summary of Debt Maturities
The future maturities of debt payable by the Company under its various debt obligations outstanding as of December 31, 2021, including collateralized indebtedness (see Note 12) and notes payable and supply chain financing, but excluding finance lease obligations (see Note 9), are as follows:

Years Ending December 31,
2022	$821,823
2023	1,841,383
2024	1,728,889
2025	2,823,750
2026	1,224,938
Thereafter	18,011,500
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
All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements). If any one of these contracts was terminated prior to its scheduled maturity date, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date. As of December 31, 2021, the Company did not have an early termination shortfall relating to any of these contracts.
The Company monitors the financial institutions that are counterparties to its equity derivative contracts. All of the counterparties to such transactions carry investment grade credit ratings as of December 31, 2021.
Interest Rate Swap Contracts
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. As of December 31, 2021, the Company did not hold and has not issued derivative instruments for trading or speculative purposes.
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at December 31,
		2021	2020

Asset Derivatives:
Interest rate swap contracts	Prepaid expenses and other current assets	$2,993	$5,132
Prepaid forward contracts	Prepaid expenses and other current assets	—	45,653
Interest rate swap contracts	Other assets, long-term	—	4,774
		$2,993	$55,559
Liability Derivatives:
Interest rate swap contracts	Other current liabilities	(3,441)	—
Prepaid forward contracts	Other current liabilities	—	(45,653)
Prepaid forward contracts	Liabilities under derivative contracts, long-term	(161,942)	(247,853)
Interest rate swap contracts	Liabilities under derivative contracts, long-term	(114,991)	(275,297)
		$(280,374)	$(568,803)

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following table presents certain consolidated statement of operations data related to our derivative contracts and the Comcast common stock:

	Years Ended December 31,
	2021	2020	2019
Gain (loss) on derivative contracts related to change in the value of equity derivative contracts related to Comcast common stock	$85,911	$(178,264)	$(282,713)
Change in fair value of Comcast common stock included in gain (loss) on investments	(88,917)	319,157	469,071
Gain (loss) on interest rate swap contracts, net of a gain of $74,835 recorded in 2020 in connection with the early termination of the swap agreements discussed below	92,735	(78,606)	(53,902)
In March 2020, the Company terminated two swap agreements whereby the Company was paying a floating rate of interest and receiving a fixed rate of interest on an aggregate notional value of $1,500,000. These contracts were due to mature in May 2026. In connection with the early termination, the Company received cash of $74,835 which has been recorded in gain (loss) on interest swap contracts, net in our consolidated statements of operations and presented in operating activities in our consolidated statements of cash flows.
In addition, in March 2020, the Company executed amendments to two interest swap contracts that reduced the fixed rate of interest that the Company was paying on an aggregate notional value of $1,000,000 and extended the maturity date of the contracts to January 15, 2025 from January 15, 2022.
In April 2020, the Company entered into a new interest rate swap contract with an aggregate notional value of $2,850,000, which matured in April 2021.
The following is a summary of interest rate swap contracts outstanding at December 31, 2021:

Contract/Amended Contract Date	Maturity Date	Notional Amount	Company Pays	Company Receives
December 2018	January 2022	$500,000	Fixed rate of 2.733%	Three-month LIBOR
March 2020	January 2022	500,000	Three-month LIBOR	Fixed rate of 2.733%
March 2020	January 2025	500,000	Fixed rate of 1.53%	Three-month LIBOR
December 2018	January 2025	500,000	Fixed rate of 1.625%	Three-month LIBOR
March 2020	January 2025	500,000	Fixed rate of 1.458%	Three-month LIBOR
December 2018	December 2026	750,000	Fixed rate of 2.9155%	Three-month LIBOR
December 2018	December 2026	750,000	Fixed rate of 2.9025%	Three-month LIBOR
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
The following table presents the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis and their classification under the fair value hierarchy:

	Fair Value Hierarchy	December 31,
		2021	2020
Assets:
Money market funds	Level I	$100,015	$50,236
Investment securities pledged as collateral	Level I	2,161,937	2,250,854
Prepaid forward contracts	Level II	—	45,653
Interest rate swap contracts	Level II	2,993	9,906
Liabilities:
Prepaid forward contracts	Level II	161,942	293,506
Interest rate swap contracts	Level II	118,432	275,297
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized below:

		December 31, 2021		December 31, 2020
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

Credit facility debt	Level II	$8,495,611	$8,546,438	$8,288,000	$8,350,188
Collateralized indebtedness	Level II	1,706,997	1,741,710	1,617,506	1,692,724
Senior guaranteed and senior secured notes	Level II	8,077,372	8,180,813	8,066,796	8,567,858
Senior notes	Level II	7,950,241	7,883,071	8,415,602	9,024,990
Notes payable and supply chain financing	Level II	97,804	97,588	174,801	175,251
		$26,328,025	$26,449,620	$26,562,705	$27,811,011

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
Income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019 consist of the following components:

	Altice USA			CSC Holdings
	Years Ended December 31,			Years Ended December 31,
	2021	2020	2019	2021	2020	2019
Current expense (benefit):
Federal	$168,397	$—	$—	$179,032	$(55,044)	$240,229
State	56,211	65,804	33,103	56,211	82,238	70,567
Foreign	(3)	—	—	(3)	—	—
	224,605	65,804	33,103	235,240	27,194	310,796
Deferred expense (benefit):
Federal	70,989	113,871	43,105	70,989	156,338	(176,591)
State	(30,108)	(38,359)	(28,174)	(38,608)	(55,121)	(62,118)
Foreign	(180)	—	—	(180)	—	—
	40,701	75,512	14,931	32,201	101,217	(238,709)
	265,306	141,316	48,034	267,441	128,411	72,087
Tax benefit relating to uncertain tax positions	29,669	(1,568)	(844)	29,669	(1,568)	(844)
Income tax expense	$294,975	$139,748	$47,190	$297,110	$126,843	$71,243

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The income tax expense (benefit) attributable to Altice USA's operations differs from the amount derived by applying the statutory federal rate to pretax loss principally due to the effect of the following items:

	Altice USA			CSC Holdings
	Years Ended December 31,			Years Ended December 31,
	2021	2020	2019	2021	2020	2019
Federal tax expense at statutory rate	$274,240	$122,478	$39,297	$274,240	$122,363	$59,653
State income taxes, net of federal impact	21,492	59,383	(6,256)	13,973	58,802	(9,060)
Changes in the valuation allowance	13,573	10,333	4,079	12,793	10,598	4,307
Changes in the state rates used to measure deferred taxes, net of federal impact	(6,924)	(46,768)	(1,046)	(7,125)	(46,768)	6,532
Tax expense (benefit) relating to uncertain tax positions	29,669	(1,568)	(847)	29,669	(1,568)	(847)
Tax credits	(7,589)	(17,205)	—	(7,589)	(17,205)	—
Non-deductible share-based compensation related to the carried unit plan	169	2,108	15,642	169	2,108	15,642
Non-deductible officers compensation	7,201	6,715	—	7,201	6,715	—
Other permanent differences	(35,256)	—	—	(35,256)	—	—
Other non-deductible expenses (benefits)	1,483	(883)	1,334	1,483	(886)	1,334
Other, net	(3,083)	5,155	(5,013)	7,552	(7,316)	(6,318)
Income tax expense	$294,975	$139,748	$47,190	$297,110	$126,843	$71,243
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. Included in the CARES Act, was a revision to IRC Sec 163(j) increasing the ATI (adjusted taxable income) limit of deductible interest from 30% to 50% for tax years 2019 and 2020. The additional deductible interest on the 2019 federal return was $176,539, tax-effected; as a result, the previously reported federal net operating loss carryforwards (“NOLs”) were increased by $176,539, resulting in a net zero tax impact for CSC Holdings and Altice USA.
Altice USA and CSC Holdings recorded a net deferred tax benefit of $6,924 and $7,125, respectively, for the year ended December 31, 2021, and $46,768 for the year ended December 31, 2020 based on a remeasurement of the net deferred tax liability as a result of a decrease in the blended state tax rate utilized to tax-effect the gross temporary differences. In addition, in 2021, due to internal restructuring of i24NEWS and a permanent reduction in tax relating to the Opportunity Zones commitment (see note below), a permanent tax benefit of $35,256 was recognized. In 2020, the Company recorded a $17,205 benefit resulting from research and development tax credits for the years 2016-2019.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance are as follows:

	Altice USA		CSC Holdings
	December 31,		December 31,
	2021	2020	2021	2020
Noncurrent
NOLs, capital loss, and tax credit carry forwards	$171,707	$75,912	$134,260	$30,745
Compensation and benefit plans	63,870	57,198	63,870	57,198
Restructuring liability	2,208	7,169	2,208	7,169
Other liabilities	40,946	49,363	40,946	49,363
Liabilities under derivative contracts	475,970	510,519	475,970	510,519
Interest deferred for tax purposes	63,402	38,100	63,402	38,100
Operating lease liability	65,538	70,648	65,538	70,648
Other	—	199	—	199
Deferred tax assets	883,641	809,108	846,194	763,941
Less: Valuation allowance	(53,384)	(39,811)	(35,251)	(22,457)
Net deferred tax assets, noncurrent	830,257	769,297	810,943	741,484

Deferred tax liabilities:
Fixed assets and intangibles	(4,955,405)	(4,979,333)	(4,955,405)	(4,979,333)
Operating lease asset	(51,494)	(56,363)	(51,494)	(56,363)
Investments	(559,919)	(587,184)	(559,919)	(587,184)
Partnership investments	(143,908)	(118,150)	(143,908)	(118,150)
Prepaid expenses	(13,042)	(12,755)	(13,042)	(12,755)
Fair value adjustments related to debt and deferred financing costs	(11,985)	(21,679)	(11,985)	(21,679)
Opportunity Zone tax deferral	(142,631)	—	(142,631)	—
Deferred tax liability, noncurrent	(5,878,384)	(5,775,464)	(5,878,384)	(5,775,464)
Total net deferred tax liabilities	$(5,048,127)	$(5,006,167)	$(5,067,441)	$(5,033,980)

The tax impact on the Lightpath Transaction discussed in Note 1 of $228,489 is reflected in stockholders' equity (deficiency) of Altice USA as of December 31, 2020. Due to the taxable gain resulting from the Lightpath Transaction, the Company had estimated to fully utilize its federal NOLs, capital loss carryover, research and development tax credits, and general business credits in 2020. However, in May 2021, the Company committed to investing $600,000 of the capital gains generated in the Lightpath Transaction in Qualified Opportunity Zones over the next 5 years, which deferred the tax due on this portion of the gain to 2026, with an expected permanent reduction of ten percent of the deferred tax. As a result, a portion of the federal NOLs and tax credits were reestablished for 2021 and therein fully utilized.
As a result of the Company selling its 1% interest in Newsday LLC, as well as internal restructuring of i24NEWS in 2021, capital losses of $224,791 and $107,682, respectively, were recognized for tax purposes. The Company plans on carrying back the net capital loss against the taxable capital gain generated in the Lightpath Transaction in 2020. In addition, the Company received $48,645 in 2021 relating to a refund request for prior year AMT credits, including $12,161 claimed in 2020 due to the CARES Act acceleration of credits.
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
As of December 31, 2021, if all uncertain tax positions were sustained at the amounts reported or expected to be reported in the Company's tax returns, the elimination of the Company's unrecognized tax benefits, net of the deferred tax impact, would decrease income tax expense by $24,811.
The most significant jurisdictions in which the Company is required to file income tax returns include the states of New York, New Jersey, Connecticut, and the City of New York. The State and City of New York are presently auditing income tax returns for tax years 2012 through 2017 and 2015 through 2017, respectively. The State of New Jersey is presently auditing income tax returns for tax years 2014 through 2017. Management does not believe that the resolution of these ongoing income tax examinations will have a material adverse impact on the financial position of the Company.
NOTE 15.    SHARE-BASED COMPENSATION
The following table presents share-based compensation expense recognized by the Company and unrecognized compensation cost:

	Share-Based Compensation			Unrecognized Compensation Cost as of December 31, 2021

	2021	2020	2019
Carry Unit Plan	$804	$10,036	$54,614	$—
Awards issued pursuant to LTIP:
Stock Options	87,697	98,380	44,464	153,457
Performance Stock Units	8,675	14,395	—	44,650
Restricted Share Units	1,120	2,276	6,460	106,877
	$98,296	$125,087	$105,538	$304,984
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
Beginning on the fourth anniversary of the Base Date, the holders of carry units had an annual opportunity (a period of sixty days determined by the administrator of the plan) to sell their units back to Neptune Holding US GP LLC (or affiliate, including the Company, designated by Neptune Holding US GP LLC). Accordingly, the carry units are

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

presented as temporary equity on the consolidated balance sheets at fair value. Adjustments to fair value at each reporting period are recorded in stockholders' equity (deficiency).
The following table summarizes activity relating to these carry units:

	Number of Time Vesting Awards	Number of Performance Based Vesting Awards	Weighted Average Grant Date Fair Value
Balance, December 31, 2018	83,575,000	10,000,000	$1.14
Vested	(42,618,750)	—	0.83
Converted to restricted shares	—	(10,000,000)	0.37
Forfeited	(3,437,500)	—	0.84
Balance, December 31, 2019	37,518,750	—	2.35
Vested	(30,431,250)	—	2.20
Forfeited	(212,500)	—	0.56
Balance, December 31, 2020	6,875,000	—	3.41
Vested	(6,875,000)	—	3.41
Balance, December 31, 2021	—	—
The weighted average fair value per unit was $3.89, and $3.25 as of December 31, 2020 and 2019, respectively.
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
In November 2018, the Board and the Company's stockholders holding a majority of the voting power of its capital stock approved an amendment to the 2017 LTIP, which increased the maximum aggregate number of shares that may be issued for all purposes under the Plan to 19,879,291. In June 2020, stockholders of the Company approved an increase to the number of shares authorized for issuance under the LTIP by 35,000,000 shares to 54,879,291 and approved the extension of the term to June 10, 2030. The Board has the authority to amend, suspend, or terminate the 2017 LTIP. No amendment, suspension or termination will be effective without the approval of the Company's stockholders if such approval is required under applicable laws, rules and regulations.
Stock Option Awards
Options outstanding under the 2017 LTIP Plan either (i) cliff vest on the third anniversary of the date of grant, (ii) vest over 3 years in annual increments of 33-1/3%, or (iii) vest over 4 years, where 50% vest on the second anniversary, 25% on the third anniversary and 25% on the fourth anniversary of the date of grant. The option awards generally are subject to continued employment with the Company, and expire 10 years from the date of grant. Performance based option awards vest upon achievement of performance criteria.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes activity related to stock options granted to Company employees:

	Shares Under Option		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
	Time Vesting	Performance Based Vesting			Aggregate Intrinsic Value (a)
Balance at December 31, 2018	11,230,168	73,639	$17.50	9.47	$—
Granted	3,677,076	—	23.88
Exercised	(184,147)	—	17.43
Forfeited	(639,356)	(73,639)	18.42
Balance at December 31, 2019	14,083,741	—	19.12	8.74	112,915
Granted	26,569,892	—	28.41
Exercised	(824,227)	—	17.46
Forfeited	(2,767,260)	—	23.05
Balance at December 31, 2020	37,062,146	—	25.52	8.69	457,608
Granted (b)	18,192,257	—	16.87
Exercised	(1,368,156)	—	17.47
Forfeited and Cancelled	(2,887,431)	—	28.02
Balance at December 31, 2021	50,998,816	—	22.51	8.29	6,801
Options exercisable at December 31, 2021	19,211,882	—	24.37	6.96	—

(a)The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of Altice USA's Class A common stock at the respective date.
(b)Options to purchase 12,711,975 shares are subject to shareholder approval in 2022 of an increase of shares authorized to be issued pursuant to the 2017 LTIP.
As of December 31, 2021, the total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately 2.71 years.
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
The weighted-average fair values of stock option awards granted during the years ended December 31, 2021, 2020 and 2019 were $6.42, $7.82 and $7.93, respectively. The following weighted-average assumptions were used to calculate these fair values:

	Years Ended December 31,
	2021	2020	2019
Risk-free interest rate	1.36%	1.43%	2.05%
Expected life (in years)	6.02	6.38	6.47
Dividend yield	—%	—%	—%
Volatility	35.80%	28.53%	28.22%
Performance Stock Units
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
As of December 31, 2021, the Company had 6,361,894 PSUs outstanding, net of 1,114,113 forfeited units in 2021. The PSUs have a weighted average grant date fair value of $10.65 per unit. As of December 31, 2021, the unrecognized compensation cost related to outstanding PSUs is expected to be recognized over a weighted-average period of approximately 4.1 years.
The following assumptions were used to calculate the fair values of the PSUs granted during the year ended December 31, 2021:

Risk-free interest rate	1.46%
Expected life (in years)	4 and 6
Dividend yield	—%
Volatility	34.22%
Restricted Share Units
In June 2019, the Company granted restricted share units to certain employees pursuant to the 2017 LTIP. The majority of these awards vest over 4 years, where 50% vest on the second anniversary, 25% on the third anniversary and 25% on the fourth anniversary of the date of grant. The remaining awards vest monthly over a four year period. The grant date fair value of these awards aggregated $27,013.
In December 2021, the Company granted 6,621,639 restricted share units to certain employees pursuant to the 2017 LTIP with an aggregate fair value of $107,469 ($16.23 per share) which will be expensed over the vesting period. Most of these awards vest over three years in 33-1/3% annual increments.
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
As of December 31, 2021, 433,225 Class A-1 management incentive units and 211,715 Class A-2 management incentive units ("Award Units") granted to certain employees of Lightpath were outstanding. Vested units will be redeemed upon a partial exit, a change in control or the completion of an initial public offering, as defined in the Holdings LLC agreement. The grant date fair value of the Award Units granted and outstanding aggregated $28,200 and will be expensed in the period in which a partial exit or a liquidity event is consummated.
NOTE 16.    AFFILIATE AND RELATED PARTY TRANSACTIONS
Affiliate and Related Party Transactions
Altice USA is controlled by Patrick Drahi through Next Alt who also controls Altice Europe and other entities.
As the transactions discussed below were conducted between entities under common control by Mr. Drahi, amounts charged for certain services may not have represented amounts that might have been received or incurred if the transactions were based upon arm's length negotiations.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes the revenue and expenses related to services provided to or received from affiliates and related parties:

	Years Ended December 31,
	2021	2020	2019
Revenue	$13,238	$14,729	$3,974
Operating expenses:
Programming and other direct costs	$(17,167)	$(13,346)	$(11,580)
Other operating expenses, net	(11,989)	(11,869)	(8,355)
Operating expenses, net	(29,156)	(25,215)	(19,935)
Net charges	$(15,918)	$(10,486)	$(15,961)
Capital Expenditures	$54,163	$17,216	$12,167
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
Capital Expenditures
Capital expenditures primarily include costs for equipment purchased and software development services provided by subsidiaries of Altice Europe.
Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	December 31,
	2021	2020
Due from:
Altice Europe	$241	$—
Other affiliates and related parties	3,535	4,262
	$3,776	$4,262
Due to:
Altice Europe	$30,604	$7,938
Other affiliates and related parties	1,206	600
	$31,810	$8,538

Amounts due from affiliates presented in the table above represent amounts paid by the Company on behalf of or for services provided to the respective related party. Amounts due to affiliates relate to the purchase of equipment and advertising services, as well as reimbursement for payments made on our behalf.
In June 2020, pursuant to the Company's share repurchase program, Altice USA purchased 3,582,525 shares of Altice USA Class A common stock held by Altice Europe for a total consideration of $84,906. See further information regarding the Company's share repurchase plan in Note 1.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

During the year ended December 31, 2019, pursuant to our share repurchase plan, Altice USA purchased 14,948,869 shares of Altice USA Class A common stock for a total consideration of approximately $350,000 from Suddenvision S.à.r.l., an entity controlled by BC Partners LLP, a related party as of the transaction dates.
In addition, see Note 1 for a discussion of the acquisition of Neptune LP in 2019.
CSC Holdings
CSC Holdings made cash equity distribution payments to its parent aggregating $763,435, $4,794,408, and $2,279,472 during the years ended December 31, 2021, 2020, and 2019, respectively. CSC Holdings recorded net non-cash equity contributions (distributions) of $(19,500) and $178,720 and $151,455 during the years ended December 31, 2021, 2020 and 2019, respectively, which represent the non-cash settlement of intercompany balances with Altice USA. These balances primarily include amounts due to/due from Altice USA pursuant to a tax sharing agreement between the entities.
NOTE 17.    COMMITMENTS AND CONTINGENCIES
Commitments
Future cash payments and commitments required under arrangements pursuant to contracts entered into by the Company in the normal course of business as of December 31, 2021 are as follows:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years
Off balance sheet arrangements:
Purchase obligations (a)	$10,112,301	$3,858,365	$4,449,217	$1,794,791	$9,928
Guarantees (b)	60,362	60,362	—	—	—
Letters of credit (c)	139,465	360	1,990	360	136,755
Total	$10,312,128	$3,919,087	$4,451,207	$1,795,151	$146,683

(a)Purchase obligations primarily include contractual commitments with various programming vendors to provide video services to customers and minimum purchase obligations to purchase goods or services, including contracts to acquire handsets and other equipment. Future fees payable under contracts with programming vendors are based on numerous factors, including the number of customers receiving the programming. Amounts reflected above related to programming agreements are based on the number of customers receiving the programming as of December 31, 2021 multiplied by the per customer rates or the stated annual fee, as applicable, contained in the executed agreements in effect as of December 31, 2021.
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
The table above does not include obligations for rent related to utility poles used in our operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Rent expense incurred for pole rental attachments for the years ended December 31, 2021, 2020 and 2019 was $37,545, $36,364, and $31,903, respectively.
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
On June 23, 2020, a purported stockholder of the Company filed a complaint in the Court of Chancery of the State of Delaware, derivatively on behalf of the Company, against Patrick Drahi, Next Alt S.à.r.l., and those directors of the Company who are members of the Compensation Committee (collectively, the “Director Defendants”). The Company is also named as a nominal defendant in the complaint. The complaint alleges that the Director Defendants breached their fiduciary duties to the Company’s stockholders, and wasted corporate assets, by approving certain equity grants for Patrick Drahi. The complaint seeks rescission of the equity awards, monetary damages, and costs and disbursements for the plaintiff. On October 15, 2020, the Director Defendants answered the complaint and the Company filed a general denial of liability.
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
On November 6, 2018, Sprint Communications Company L.P ("Sprint") filed a complaint in the U.S. District Court for the District of Delaware alleging that the Company infringes Sprint’s patents purportedly by providing Voice over Internet Protocol ("VoIP") services. The lawsuit is part of a pattern of litigation that was initiated as far back as 2005 by Sprint against numerous broadband and telecommunications providers, which has resulted in judgments and settlements of significant value for Sprint. The Company intends to vigorously defend the lawsuit. Although the outcome of the matter cannot be predicted and the impact of the final resolution of this matter on the Company’s results of operations in any particular subsequent reporting period is not known at this time, management does not believe that the ultimate resolution of the matter will have a material adverse effect on the operations or financial position of the Company or the ability of the Company to meet its financial obligations as they become due, but it could be material to the Company’s consolidated results of operations or cash flows for any one period.
The Company receives notices from third parties and, in some cases, is named as a defendant in certain lawsuits claiming infringement of various patents or copyrights relating to various aspects of the Company's businesses. In certain of these cases other industry participants are also defendants. In certain of these cases the Company expects that any potential liability would be the responsibility of the Company's equipment vendors pursuant to applicable contractual indemnification provisions.
In the event that the Company is found to infringe on any patent or other intellectual property rights, the Company may be subject to substantial damages and/or an injunction that could require the Company or its vendors to modify certain products and services the Company offers to its subscribers, as well as enter into royalty or license agreements with respect to the patents at issue. The Company believes that the claims are without merit, but is unable to predict the outcome of these matters or reasonably estimate a range of possible loss.

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