Form 10-Q
period 2022-03-31
Altice USA, Inc.
filed 2022-04-28
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	NYSE

Number of shares of common stock outstanding as of April 22, 2022	454,654,818

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
•our ability to complete our capital investment plans on time and on budget, including our plan to build a parallel fiber-to-the-home ("FTTH") network, and deploy Altice One, our home communications platform;
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
•the outcome of litigation, government investigations and other proceedings; and
•other risks and uncertainties inherent in our cable and other broadband communications businesses and our other businesses, including those listed under the caption "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 16, 2022 (the "Annual Report").
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

Item 1.     Financial Statements

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$195,648	$195,711
Restricted cash	264	264
Accounts receivable, trade (less allowance for doubtful accounts of $27,945 and $27,931)	383,103	406,952
Prepaid expenses and other current assets ($3,830 and $3,776 due from affiliates)	203,963	186,707
Total current assets	782,978	789,634
Property, plant and equipment, net of accumulated depreciation of $7,362,691 and $7,142,852	6,513,910	6,340,467
Right-of-use operating lease assets	229,792	222,124
Investment securities pledged as collateral	2,011,164	2,161,937
Other assets	129,013	76,653
Amortizable intangibles, net of accumulated amortization of $5,198,304 and $5,051,149	2,055,028	2,202,001
Indefinite-lived cable television franchises	13,216,355	13,216,355
Goodwill	8,205,863	8,205,863
Total assets	$33,144,103	$33,215,034
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$999,501	$1,023,045
Interest payable	213,641	244,934
Accrued employee related costs	110,777	124,941
Deferred revenue	110,882	94,943
Debt	969,413	917,313
Other current liabilities ($22,872 and $31,810 due to affiliates)	373,166	329,943
Total current liabilities	2,777,380	2,735,119
Other liabilities	155,243	159,082
Deferred tax liability	5,032,641	5,048,129
Liabilities under derivative contracts	90,952	276,933
Right-of-use operating lease liability	243,035	237,226
Long-term debt, net of current maturities	25,471,418	25,629,447
Total liabilities	33,770,669	34,085,936
Commitments and contingencies (Note 14)
Stockholders' Deficiency:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 270,344,035 shares issued and 270,323,826 shares outstanding as of March 31, 2022 and 270,341,685 shares issued and 270,320,798 shares outstanding as of December 31, 2021	2,703	2,703
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 184,330,992 shares outstanding as of March 31, 2022 and 184,333,342 shares outstanding as of December 31, 2021	1,843	1,843
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	58,527	18,005
Accumulated deficit	(652,285)	(848,836)
	(589,212)	(826,285)
Treasury stock, at cost (20,209 and 20,887 Class A common shares at March 31, 2022 and December 31, 2021, respectively)	—	—
Accumulated other comprehensive income	8,170	6,497
Total Altice USA stockholders' deficiency	(581,042)	(819,788)
Noncontrolling interests	(45,524)	(51,114)
Total stockholders' deficiency	(626,566)	(870,902)
Total liabilities and stockholders' deficiency	$33,144,103	$33,215,034
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue (including revenue from affiliates of $638 and $3,406 respectively) (See Note 13)	$2,421,897	$2,478,821
Operating expenses:
Programming and other direct costs (including charges from affiliates of $4,618 and $2,228, respectively) (See Note 13)	828,793	851,864
Other operating expenses (including charges from affiliates of $3,095 and $3,179, respectively) (See Note 13)	641,906	580,433
Restructuring and other expense	3,378	3,209
Depreciation and amortization (including impairments)	435,349	434,857
	1,909,426	1,870,363
Operating income	512,471	608,458
Other income (expense):
Interest expense, net	(303,362)	(316,312)
Gain (loss) on investments	(150,773)	73,453
Gain (loss) on derivative contracts, net	101,074	(53,565)
Gain on interest rate swap contracts, net	123,147	75,653
Other income, net	2,430	2,859
	(227,484)	(217,912)
Income before income taxes	284,987	390,546
Income tax expense	(82,846)	(112,007)
Net income	202,141	278,539
Net income attributable to noncontrolling interests	(5,590)	(4,403)
Net income attributable to Altice USA, Inc. stockholders	$196,551	$274,136
Income per share:
Basic income per share	$0.43	$0.58
Basic weighted average common shares (in thousands)	453,229	469,233

Diluted income per share	$0.43	$0.58
Diluted weighted average common shares (in thousands)	453,229	475,448
Cash dividends declared per common share	$—	$—

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$202,141	$278,539
Other comprehensive income (loss):
Defined benefit pension plans	2,504	8,648
Applicable income taxes	(661)	(2,292)
Defined benefit pension plans, net of income taxes	1,843	6,356
Foreign currency translation adjustment	(170)	619
Applicable income taxes	—	—
Foreign currency translation adjustment, net	(170)	619
Other comprehensive income	1,673	6,975
Comprehensive income	203,814	285,514
Comprehensive income attributable to noncontrolling interests	(5,590)	(4,403)
Comprehensive income attributable to Altice USA, Inc. stockholders	$198,224	$281,111

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2022	$2,703	$1,843	$18,005	$(848,836)	$—	$6,497	$(819,788)	$(51,114)	$(870,902)
Net income attributable to stockholders	—	—	—	196,551	—	—	196,551	—	196,551
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	5,590	5,590
Pension liability adjustments, net of income taxes	—	—	—	—	—	1,843	1,843	—	1,843
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(170)	(170)	—	(170)
Share-based compensation expense (equity classified)	—	—	40,512	—	—	—	40,512	—	40,512
Conversion of Class B to Class A shares	—	—	—	—	—	—	—	—	—
Issuance of common shares pursuant to employee long term incentive plan	—	—	10	—	—	—	10	—	10
Balance at March 31, 2022	$2,703	$1,843	$58,527	$(652,285)	$—	$8,170	$(581,042)	$(45,524)	$(626,566)

Balance at January 1, 2021	$2,972	$1,859	$—	$(985,641)	$(163,866)	$3,646	$(1,141,030)	$(62,109)	$(1,203,139)
Net income attributable to stockholders	—	—	—	274,136	—	—	274,136	—	274,136
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	4,403	4,403
Pension liability adjustments, net of income taxes	—	—	—	—	—	6,356	6,356	—	6,356
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	619	619	—	619
Share-based compensation expense (equity classified)	—	—	—	27,964	—	—	27,964	—	27,964
Redeemable equity vested	—	—	—	20,131	—	—	20,131	—	20,131
Change in redeemable equity	—	—	—	2,528	—	—	2,528	—	2,528
Class A shares acquired through share repurchase program and retired	(152)	—	—	(522,521)	—	—	(522,673)	—	(522,673)
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—	—	—
Issuance of common shares pursuant to employee long term incentive plan	1	—	—	2,037	6	—	2,044	—	2,044
Other	—	—	—	(4,244)	—	—	(4,244)	4,302	58
Balance at March 31, 2021	$2,822	$1,858	$—	$(1,185,610)	$(163,860)	$10,621	$(1,334,169)	$(53,404)	$(1,387,573)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$202,141	$278,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	435,349	434,857
Loss (gain) on investments	150,773	(73,453)
Loss (gain) on derivative contracts, net	(101,074)	53,565
Amortization of deferred financing costs and discounts (premiums) on indebtedness	20,342	23,039
Share-based compensation expense	40,532	28,281
Deferred income taxes	(16,149)	29,165
Decrease in right-of-use assets	10,955	10,816
Provision for doubtful accounts	14,737	11,133
Other	(287)	1,074
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	9,112	55,293
Prepaid expenses and other assets	(19,462)	(26,321)
Amounts due from and due to affiliates	(8,992)	4,627
Accounts payable and accrued liabilities	(13,477)	(29,696)
Deferred revenue	14,613	38,501
Liabilities related to interest rate swap contracts	(138,894)	(89,798)
Net cash provided by operating activities	600,219	749,622
Cash flows from investing activities:
Capital expenditures	(392,371)	(212,791)
Other, net	888	2,143
Net cash used in investing activities	(391,483)	(210,648)
Cash flows from financing activities:
Proceeds from long-term debt	150,000	150,000
Repayment of long-term debt	(329,688)	(225,863)
Proceeds from collateralized indebtedness and related derivative contracts, net	—	185,105
Repayment of collateralized indebtedness and related derivative contracts, net	—	(185,105)
Principal payments on finance lease obligations	(28,941)	(18,330)
Purchase of shares of Altice USA Class A common stock, pursuant to a share repurchase program	—	(503,645)
Other	—	393
Net cash used in financing activities	(208,629)	(597,445)
Net increase (decrease) in cash and cash equivalents	107	(58,471)
Effect of exchange rate changes on cash and cash equivalents	(170)	620
Net decrease in cash and cash equivalents	(63)	(57,851)
Cash, cash equivalents and restricted cash at beginning of year	195,975	278,686
Cash, cash equivalents and restricted cash at end of period	$195,912	$220,835

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$193,850	$193,154
Restricted cash	264	264
Accounts receivable, trade (less allowance for doubtful accounts of $27,945 and $27,931)	383,103	406,952
Prepaid expenses and other current assets ($3,830 and $3,776 due from affiliates)	203,205	186,707
Total current assets	780,422	787,077
Property, plant and equipment, net of accumulated depreciation of $7,362,691 and $7,142,852	6,513,910	6,340,467
Right-of-use operating lease assets	229,792	222,124
Investment securities pledged as collateral	2,011,164	2,161,937
Other assets	129,013	76,653
Amortizable intangibles, net of accumulated amortization of $5,198,304 and $5,051,149	2,055,028	2,202,001
Indefinite-lived cable television franchises	13,216,355	13,216,355
Goodwill	8,205,863	8,205,863
Total assets	$33,141,547	$33,212,477

LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$999,501	$1,023,045
Interest payable	213,641	244,934
Accrued employee related costs	110,777	124,941
Deferred revenue	110,882	94,943
Debt	969,413	917,313
Other current liabilities ($22,872 and $31,810 due to affiliates)	373,166	329,944
Total current liabilities	2,777,380	2,735,120
Other liabilities	155,243	159,082
Deferred tax liability	5,051,955	5,067,442
Liabilities under derivative contracts	90,952	276,933
Right-of-use operating lease liability	243,035	237,226
Long-term debt, net of current maturities	25,471,418	25,629,447
Total liabilities	33,789,983	34,105,250
Commitments and contingencies (Note 14)
Member's deficiency (100 membership units issued and outstanding)	(611,082)	(848,156)
Accumulated other comprehensive income	8,170	6,497
Total member's deficiency	(602,912)	(841,659)
Noncontrolling interest	(45,524)	(51,114)
Total deficiency	(648,436)	(892,773)
Total liabilities and member's deficiency	$33,141,547	$33,212,477

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue (including revenue from affiliates of $638 and $3,406 respectively) (See Note 13)	$2,421,897	$2,478,821
Operating expenses:
Programming and other direct costs (including charges from affiliates of $4,618 and $2,228, respectively) (See Note 13)	828,793	851,864
Other operating expenses (including charges from affiliates of $3,095 and $3,179, respectively) (See Note 13)	641,906	580,433
Restructuring and other expense	3,378	3,209
Depreciation and amortization (including impairments)	435,349	434,857
	1,909,426	1,870,363
Operating income	512,471	608,458
Other income (expense):
Interest expense, net	(303,362)	(316,312)
Gain (loss) on investments	(150,773)	73,453
Gain (loss) on derivative contracts, net	101,074	(53,565)
Gain on interest rate swap contracts, net	123,147	75,653
Other income, net	2,430	2,859
	(227,484)	(217,912)
Income before income taxes	284,987	390,546
Income tax expense	(82,846)	(112,007)
Net income	202,141	278,539
Net income attributable to noncontrolling interests	(5,590)	(4,403)
Net income attributable to CSC Holdings, LLC sole member	$196,551	$274,136

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$202,141	$278,539
Other comprehensive income (loss):
Defined benefit pension plans	2,504	8,648
Applicable income taxes	(661)	(2,292)
Defined benefit pension plans, net of income taxes	1,843	6,356
Foreign currency translation adjustment	(170)	619
Applicable income taxes	—	—
Foreign currency translation adjustment, net	(170)	619
Other comprehensive income	1,673	6,975
Comprehensive income	203,814	285,514
Comprehensive income attributable to noncontrolling interests	(5,590)	(4,403)
Comprehensive income attributable to CSC Holdings, LLC's sole member	$198,224	$281,111

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S DEFICIENCY
(In thousands)
(Unaudited)

	Member's Deficiency	Accumulated Other Comprehensive Income	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2022	$(848,156)	$6,497	$(841,659)	$(51,114)	$(892,773)
Net income attributable to CSC Holdings' sole member	196,551	—	196,551	—	196,551
Net income attributable to noncontrolling interests	—	—	—	5,590	5,590
Pension liability adjustments, net of income taxes	—	1,843	1,843	—	1,843
Foreign currency translation adjustment, net of income taxes	—	(170)	(170)	—	(170)
Share-based compensation expense (equity classified)	40,512	—	40,512	—	40,512
Other	11	—	11	—	11
Balance at March 31, 2022	$(611,082)	$8,170	$(602,912)	$(45,524)	$(648,436)

Balance at January 1, 2021	$(1,172,505)	$3,646	$(1,168,859)	$(62,109)	$(1,230,968)
Net income attributable to CSC Holdings' sole member	274,136	—	274,136	—	274,136
Net income attributable to noncontrolling interests	—	—	—	4,403	4,403
Pension liability adjustments, net of income taxes	—	6,356	6,356	—	6,356
Foreign currency translation adjustment, net of income taxes	—	619	619	—	619
Share-based compensation expense (equity classified)	27,964	—	27,964	—	27,964
Redeemable equity vested	20,131	—	20,131	—	20,131
Change in redeemable equity	2,528	—	2,528	—	2,528
Cash distributions to parent	(501,000)	—	(501,000)	—	(501,000)
Non-cash distributions to parent	(748)	—	(748)	—	(748)
Other	(4,056)	—	(4,056)	4,302	246
Balance at March 31, 2021	$(1,353,550)	$10,621	$(1,342,929)	$(53,404)	$(1,396,333)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$202,141	$278,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	435,349	434,857
Loss (gain) on investments	150,773	(73,453)
Loss (gain) on derivative contracts, net	(101,074)	53,565
Amortization of deferred financing costs and discounts (premiums) on indebtedness	20,342	23,039
Share-based compensation expense	40,532	28,281
Deferred income taxes	(16,149)	29,165
Decrease in right-of-use assets	10,955	10,816
Provision for doubtful accounts	14,737	11,133
Other	(287)	1,074
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	9,112	55,293
Prepaid expenses and other assets	(18,703)	(26,321)
Amounts due from and due to affiliates	(8,992)	3,882
Accounts payable and accrued liabilities	(13,477)	(29,611)
Deferred revenue	14,613	38,501
Liabilities related to interest rate swap contracts	(138,894)	(89,798)
Net cash provided by operating activities	600,978	748,962
Cash flows from investing activities:
Capital expenditures	(392,371)	(212,791)
Other, net	888	2,143
Net cash used in investing activities	(391,483)	(210,648)
Cash flows from financing activities:
Proceeds from long-term debt	150,000	150,000
Repayment of long-term debt	(329,688)	(225,863)
Proceeds from collateralized indebtedness and related derivative contracts, net	—	185,105
Repayment of collateralized indebtedness and related derivative contracts, net	—	(185,105)
Distributions to parent	—	(501,000)
Principal payments on finance lease obligations	(28,941)	(18,330)
Other	—	(1,465)
Net cash used in financing activities	(208,629)	(596,658)
Net increase (decrease) in cash and cash equivalents	866	(58,344)
Effect of exchange rate changes on cash and cash equivalents	(170)	620
Net increase (decrease) in cash and cash equivalents	696	(57,724)
Cash, cash equivalents and restricted cash at beginning of year	193,418	278,202
Cash, cash equivalents and restricted cash at end of period	$194,114	$220,478

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
Altice USA, through CSC Holdings, LLC (a wholly-owned subsidiary of Cablevision Systems Corporation) and its consolidated subsidiaries ("CSC Holdings," and collectively with Altice USA, the "Company"), principally provides broadband communications and video services in the United States. It markets its residential services primarily under two brands: Optimum, in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. It operates enterprise services under the brands Lightpath, Altice Business, Optimum Business and Suddenlink Business. It delivers broadband, video, telephony services, proprietary content and advertising services to residential and business customers. In addition, the Company offers a full service mobile offering, to consumers across its footprint. As these brands are managed on a consolidated basis, the Company classifies its operations in one segment.
The accompanying consolidated financial statements ("consolidated financial statements") of Altice USA include the accounts of Altice USA and its majority-owned subsidiaries and the accompanying consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Altice USA is a holding company and has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Altice USA. The consolidated balance sheets and statements of operations of Altice USA are essentially identical to the consolidated balance sheets and statements of operations of CSC Holdings, with the following exceptions: Altice USA has additional cash, prepaid expenses and other current assets, and deferred taxes on its consolidated balance sheet.
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
The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
The financial statements presented in this report are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.
The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2022.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. See Note 10 for a discussion of fair value estimates.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 3.    ACCOUNTING STANDARDS
Accounting Standards Adopted in 2022
ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the Financial Accounting Standards Board ("FASB") issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which will require companies to apply the definition of a performance obligation under ASC Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for the Company on January 1, 2023, however the Company elected to early adopt this ASU on January 1, 2022. The guidance will be applied to any future business combinations.
ASU No. 2021-10, Government Assistance (Topic 832)
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832), which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy (for example, IFRS guidance in IAS 20 or guidance on contributions for not-for-profit entities in ASC 958-605). For transactions in the scope of the new standard, business entities will need to provide information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The Company adopted the new guidance on January 1, 2022 and the Company will provide required disclosures for any future material transactions.
NOTE 4.    REVENUE
The following table presents the composition of revenue:

	Three Months Ended March 31,
	2022	2021
Broadband	$985,517	$970,571
Video	841,887	905,834
Telephony	85,234	106,981
Residential revenue	1,912,638	1,983,386
Business services and wholesale revenue	367,522	367,216
News and advertising	114,675	105,070
Mobile	24,035	19,235
Other	3,027	3,914
Total revenue	$2,421,897	$2,478,821
The Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers. In instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three months ended March 31, 2022 and 2021, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $59,088 and $66,056, respectively.
Customer Contract Costs
Deferred enterprise sales commission costs are included in other current and noncurrent assets in the consolidated

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

balance sheets and totaled $16,674 and $17,669 as of March 31, 2022 and December 31, 2021, respectively.
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
Concentration of Credit Risk
The Company did not have a single customer that represented 10% or more of its consolidated revenues for the three months ended March 31, 2022 and 2021 or 10% or more of its consolidated net trade receivables at March 31, 2022 and December 31, 2021, respectively.
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
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income per share attributable to Altice USA stockholders for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Basic weighted average shares outstanding	453,229	469,233
Effect of dilution:
Stock options	—	6,170
Restricted stock	—	45
Diluted weighted average shares outstanding	453,229	475,448

Weighted average shares excluded from diluted weighted average shares outstanding:
Anti-dilutive shares	58,401	495
Performance stock units and restricted stock whose performance metrics have not been achieved.	7,705	8,748
Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Altice USA.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
The Company's non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2022	2021
Non-Cash Investing and Financing Activities:
Altice USA and CSC Holdings:
Property and equipment accrued but unpaid	$323,815	$266,995
Notes payable issued for the purchase of equipment and other assets	35,070	—
Unsettled purchases of shares of Altice USA, Inc. Class A common stock, pursuant to a share repurchase program	—	18,942
Right-of-use assets acquired in exchange for finance lease obligations	47,288	38,348
CSC Holdings:
Distributions to parent	—	745
Supplemental Data:
Altice USA and CSC Holdings:
Cash interest paid	313,024	310,878
Income taxes paid, net	23,042	9,727
NOTE 7.    INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired amortizable intangible assets:

	As of March 31, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,113,669	$(4,142,528)	$1,971,141	$6,113,669	$(4,020,282)	$2,093,387	3 to 18 years
Trade names	1,081,083	(1,012,129)	68,954	1,081,083	(988,563)	92,520	2 to 10 years
Other amortizable intangibles	58,580	(43,647)	14,933	58,398	(42,304)	16,094	1 to 15 years
	$7,253,332	$(5,198,304)	$2,055,028	$7,253,150	$(5,051,149)	$2,202,001
Amortization expense for the three months ended March 31, 2022 and 2021 aggregated $147,155 and $165,114, respectively.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 8.    DEBT
The following table provides details of the Company's outstanding debt:

		Interest Rate		March 31, 2022		December 31, 2021
Date Issued	Maturity Date			Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
September 27, 2012	September 15, 2022	5.875%		$649,024	$639,996	$649,024	$635,310
May 23, 2014	June 1, 2024	5.250%		750,000	714,781	750,000	711,137
October 18, 2018	April 1, 2028	7.500%		4,118	4,113	4,118	4,113
November 27, 2018	April 1, 2028	7.500%		1,045,882	1,044,622	1,045,882	1,044,582
July 10 and October 7, 2019	January 15, 2030	5.750%		2,250,000	2,282,054	2,250,000	2,282,875
June 16 and August 17, 2020	December 1, 2030	4.625%		2,325,000	2,365,965	2,325,000	2,366,886
May 13, 2021	November 15, 2031	5.000%		500,000	498,269	500,000	498,234
				7,524,024	7,549,800	7,524,024	7,543,137
CSC Holdings Senior Guaranteed Notes:
September 23, 2016	April 15, 2027	5.500%		1,310,000	1,306,649	1,310,000	1,306,508
January 29, 2018	February 1, 2028	5.375%		1,000,000	994,459	1,000,000	994,262
January 24, 2019	February 1, 2029	6.500%		1,750,000	1,747,579	1,750,000	1,747,511
June 16, 2020	December 1, 2030	4.125%		1,100,000	1,095,770	1,100,000	1,095,672
August 17, 2020	February 15, 2031	3.375%		1,000,000	997,040	1,000,000	996,970
May 13, 2021	November 15, 2031	4.500%		1,500,000	1,494,815	1,500,000	1,494,710
				7,660,000	7,636,312	7,660,000	7,635,633
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility	January 31, 2024 (c)	2.647%	(b)	740,000	734,574	900,000	893,864
Term Loan B	July 17, 2025	2.647%		2,857,500	2,849,508	2,865,000	2,856,421
Incremental Term Loan B-3	January 15, 2026	2.647%		1,236,750	1,233,418	1,239,938	1,236,394
Incremental Term Loan B-5	April 15, 2027	2.897%		2,940,000	2,923,069	2,947,500	2,929,813
				7,774,250	7,740,569	7,952,438	7,916,492
Lightpath Senior Notes:
September 29, 2020	September 15, 2028	5.625%		415,000	407,342	415,000	407,104
Lightpath Senior Secured Notes:
September 29, 2020	September 15, 2027	3.875%		450,000	442,057	450,000	441,739
Lightpath Term Loan	November 30, 2027	3.750%		592,500	578,195	594,000	579,119
Lightpath Revolving Credit Facility	November 30, 2025	(d)		—	—	—	—
				1,457,500	1,427,594	1,459,000	1,427,962
Collateralized indebtedness (see Note 9)				1,759,017	1,716,600	1,759,017	1,706,997
Finance lease obligations				237,082	237,082	218,735	218,735
Notes payable and supply chain financing (e)				132,874	132,874	97,804	97,804
				26,544,747	26,440,831	26,671,018	26,546,760
Less: current portion of credit facility debt				(78,750)	(78,750)	(78,750)	(78,750)
Less: current portion of senior notes				(649,024)	(639,996)	(649,024)	(635,310)
Less: current portion of finance lease obligations				(121,201)	(121,201)	(109,204)	(109,204)
Less: current portion of notes payable and supply chain financing				(129,466)	(129,466)	(94,049)	(94,049)
				(978,441)	(969,413)	(931,027)	(917,313)
Long-term debt				$25,566,306	$25,471,418	$25,739,991	$25,629,447

(a)The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums and with respect to certain notes, a fair value adjustment resulting from the Cequel and Cablevision acquisitions.
(b)At March 31, 2022, $133,706 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $1,601,294 of the facility was undrawn and available, subject to covenant limitations.

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
(e)Includes $124,968 related to supply chain financing agreements that are required to be repaid within one year from the date of the respective agreement.
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
As of March 31, 2022, CSC Holdings and Cablevision Lightpath were in compliance with applicable financial covenants under their respective credit facilities and with applicable financial covenants under each respective indenture by which the senior guaranteed notes, senior secured notes and senior notes were issued.
Summary of Debt Maturities
The future maturities of debt payable by the Company under its various debt obligations outstanding as of March 31, 2022, including notes payable and collateralized indebtedness (see Note 9), but excluding finance lease obligations, are as follows:

2022	$810,706
2023	1,867,882
2024	1,568,889
2025	2,823,750
2026	1,224,938
Thereafter	18,011,500
NOTE 9.    DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS
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
All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  If any one of these contracts was terminated prior to its scheduled maturity date, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2022, the Company did not have an early termination shortfall relating to any of these contracts.
The Company monitors the financial institutions that are counterparties to its equity derivative contracts. All of the counterparties to such transactions carry investment grade credit ratings as of March 31, 2022.
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
Interest Rate Swap Contracts
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. As of March 31, 2022, the Company did not hold and has not issued derivative instruments for trading or speculative purposes.
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at
		March 31, 2022	December 31, 2021

Asset Derivatives:
Interest rate swap contracts	Prepaid expenses and other current assets	$—	$2,993
Interest rate swap contracts	Other asset, long-term	53,539	—
		53,539	2,993
Liability Derivatives:
Interest rate swap contracts	Other current liabilities	—	(3,441)
Prepaid forward contracts	Liabilities under derivative contracts, long-term	(60,868)	(161,942)
Interest rate swap contracts	Liabilities under derivative contracts, long-term	(30,084)	(114,991)
		$(90,952)	$(280,374)

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following table presents certain consolidated statement of operations data related to our derivative contracts and the underlying common stock:

	Three Months Ended March 31,
	2022	2021
Gain (loss) on derivative contracts related to change in the value of equity derivative contracts related to Comcast common stock	$101,074	$(53,565)
Change in the fair value of Comcast common stock included in gain (loss) on investments	(150,773)	73,453
Gain on interest rate swap contracts	123,147	75,653
The following is a summary of interest rate swap contracts outstanding at March 31, 2022:

Trade Date	Maturity Date	Notional Amount	Company Pays	Company Receives
March 2020	January 2025	$500,000	Fixed rate of 1.53%	Three-month LIBOR
December 2018	January 2025	500,000	Fixed rate of 1.625%	Three-month LIBOR
March 2020	January 2025	500,000	Fixed rate of 1.458%	Three-month LIBOR
December 2018	December 2026	750,000	Fixed rate of 2.9155%	Three-month LIBOR
December 2018	December 2026	750,000	Fixed rate of 2.9025%	Three-month LIBOR
NOTE 10.    FAIR VALUE MEASUREMENT
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
The following table presents the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis and their classification under the fair value hierarchy:

	Fair Value Hierarchy	March 31, 2022	December 31, 2021
Assets:
Money market funds	Level I	$131,259	$100,015
Investment securities pledged as collateral	Level I	2,011,164	2,161,937
Prepaid forward contracts	Level II	—	—
Interest rate swap contracts	Level II	53,539	2,993
Liabilities:
Prepaid forward contracts	Level II	60,868	161,942
Interest rate swap contracts	Level II	30,084	118,432
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
The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized below:

		March 31, 2022		December 31, 2021
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

Credit facility debt	Level II	$8,318,764	$8,366,750	$8,495,611	$8,546,438
Collateralized indebtedness	Level II	1,716,600	1,727,051	1,706,997	1,741,710
Senior guaranteed notes and senior secured notes	Level II	8,078,369	7,610,688	8,077,372	8,180,813
Senior notes	Level II	7,957,142	7,203,109	7,950,241	7,883,071
Notes payable and supply chain financing	Level II	132,874	132,861	97,804	97,588
		$26,203,749	$25,040,459	$26,328,025	$26,449,620

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
NOTE 11.    INCOME TAXES
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
For the three months ended March 31, 2022, the Company recorded a tax expense of $82,846 on pre-tax income of $284,987, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and state tax expense.
For the three months ended March 31, 2021, the Company recorded a tax expense of $112,007 on pre-tax income of $390,546, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and state tax expense.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 12.    SHARE-BASED COMPENSATION
The following table presents share-based compensation expense recognized by the Company and unrecognized compensation cost:

	Share-Based Compensation		Unrecognized Compensation Cost As of March 31, 2022
	Three Months Ended March 31,
	2022	2021
Awards issued pursuant to LTIP:
Stock Option Awards	$22,497	$24,223	$130,916
Performance Stock Units	2,026	2,982	40,931
Restricted Share Units	16,009	317	93,723
Other awards	—	759	—
	$40,532	$28,281	$265,570
Stock Option Awards
The following table summarizes activity related to stock options granted to Company employees:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)
Balance at December 31, 2021	50,998,816	$22.51	8.29	$6,801
Granted	1,284,633	14.01
Forfeited	(927,472)	22.63
Balance at March 31, 2022 (b)	51,355,977	$22.30	7.96	276
Options exercisable at March 31, 2022	19,713,832	$24.23	6.36	$—

(a)The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of Altice USA's Class A common stock at the respective date.
(b)Options to purchase 13,147,405 shares are subject to shareholder approval of an increase of shares authorized to be issued pursuant to the Company's 2017 Long Term Incentive Plan ("LTIP").
The total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately 2.52 years.
The weighted-average fair value of stock option awards granted during the three months ended March 31, 2022 was $4.50. The following weighted-average assumptions were used to calculate the fair values of stock option awards granted during the three months ended March 31, 2022:

Risk-free interest rate	1.93%
Expected life (in years)	6.16
Dividend yield	—%
Volatility	37.09%

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Performance Stock Unit Awards
The following table summarizes activity related to performance stock units ("PSUs") granted to Company employees:

Number of PSUs
Balance at December 31, 2021	6,361,894
Forfeited	(163,621)
Balance at March 31, 2022	6,198,273
The PSUs have a weighted average grant date fair value of $10.65 per unit. The total unrecognized compensation cost related to the outstanding PSUs is expected to be recognized over a weighted-average period of approximately 3.83 years.
Restricted Share Units
The following table summarizes activity related to restricted share units granted to Company employees:

Number of Units
Balance at December 31, 2021	6,617,837
Granted	416,484
Forfeited	(158,111)
Balance at March 31, 2022 (a)	6,876,210

(a)5,023,530 Restricted stock units are subject to shareholder approval of an increase of shares authorized to be issued pursuant to the 2017 LTIP.
Lightpath Plan Awards
As of March 31, 2022, 433,225 Class A-1 management incentive units and 231,928 Class A-2 management incentive units ("Award Units") granted to certain employees of Lightpath were outstanding. Vested units will be redeemed upon a partial exit, a change in control or the completion of an initial public offering, as defined in the Lightpath Holdings LLC agreement. The grant date fair value of the Award Units granted and outstanding aggregated $29,000 and will be expensed in the period in which a partial exit or a liquidity event is consummated.
NOTE 13.    AFFILIATE AND RELATED PARTY TRANSACTIONS
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
The following table summarizes the revenue and expenses related to services provided to or received from affiliates and related parties:

	Three Months Ended March 31,
	2022	2021
Revenue	$638	$3,406
Operating expenses:
Programming and other direct costs	$(4,618)	$(2,228)
Other operating expenses, net	(3,095)	(3,179)
Operating expenses, net	(7,713)	(5,407)
Net charges	$(7,075)	$(2,001)
Capital Expenditures	$11,838	$10,621

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Revenue
The Company recognized revenue primarily from the sale of advertising to subsidiaries of Altice Europe, including Teads S.A. ("Teads") and in 2021, a foundation controlled by Mr. Drahi.
Programming and other direct costs
Programming and other direct costs include costs incurred by the Company for advertising services provided by Teads.
Other operating expenses, net
Other operating expenses primarily include charges for services provided by certain subsidiaries of Altice Europe and other related parties.
Capital Expenditures
Capital expenditures primarily include costs for equipment purchased and software development services provided by subsidiaries of Altice Europe.
Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	March 31, 2022	December 31, 2021
Due from:
Altice Europe	$295	$241
Other affiliates and related parties	3,535	3,535
	$3,830	$3,776
Due to:
Altice Europe	$21,524	$30,604
Other affiliates and related parties	1,348	1,206
	$22,872	$31,810

Amounts due from affiliates presented in the table above and included in prepaid expenses and other current assets in the accompanying balance sheets represent amounts paid by the Company on behalf of or for services provided to the respective related party. Amounts due to affiliates presented in the table above and included in other current liabilities in the accompanying balance sheets relate to the purchase of equipment and advertising services, as well as reimbursement for payments made on our behalf.
CSC Holdings
During the three months ended March 31, 2021, CSC Holdings made cash equity distribution payments to its parent. Also, CSC Holdings recorded net non-cash equity contributions (distributions) during the three months ended March 31, 2021 which represent the non-cash settlement of intercompany balances with Altice USA. These balances primarily include amounts due to/due from Altice USA pursuant to a tax sharing agreement between the entities. See summary below:

	Three Months Ended March 31,
	2022	2021
Cash distribution payments to Altice USA	$—	$(501,000)
Non-cash equity distributions, net to Altice USA	—	(748)
NOTE 14.    COMMITMENTS AND CONTINGENCIES
Legal Matters
On June 23, 2020, a purported stockholder of the Company filed a complaint in the Court of Chancery of the State of Delaware, derivatively on behalf of the Company, against Patrick Drahi, Next Alt S.à.r.l., and those directors of the Company who are members of the Compensation Committee (collectively, the “Director Defendants”). The Company

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

is also named as a nominal defendant in the complaint. The complaint alleges that the Director Defendants breached their fiduciary duties to the Company’s stockholders, and wasted corporate assets, by approving certain equity grants for Patrick Drahi. The complaint seeks rescission of the equity awards, monetary damages, and costs and disbursements for the plaintiff. On October 15, 2020, the Director Defendants answered the complaint and the Company filed a general denial of liability. Following negotiations with plaintiff, the parties executed a stipulation and agreement of compromise, settlement, and release on April 27, 2022 to settle the litigation. That settlement remains subject to court approval.
On November 6, 2018, Sprint Communications Company L.P ("Sprint") filed a complaint in the U.S. District Court for the District of Delaware alleging that the Company infringes Sprint’s patents purportedly by providing Voice over Internet Protocol ("VoIP") services. The lawsuit is part of a pattern of litigation that was initiated as far back as 2005 by Sprint against numerous broadband and telecommunications providers, which has resulted in judgments and settlements of significant value for Sprint. Trial is scheduled to commence on December 12, 2022, at which we expect Sprint to seek as much as $250 million in damages. The Company intends to vigorously defend the lawsuit.
The Company has received from UMG Recordings, Inc., Capitol Records, LLC, and BMG Rights Management (US) LLC letters alleging that the Company has not adequately addressed copyright infringement on its networks and is subject to liability and damages for secondary copyright infringement. The Company intends to vigorously defend these claims.
Although the outcome of the above matters cannot be predicted and the impact of a final resolution of these matters on the Company’s results of operations or financial position is not known or reasonably estimable at this time, management does not believe that the ultimate resolution of the matters, individually or together, will have a material adverse effect on the operations or financial position of the Company or the ability of the Company to meet its financial obligations as they become due, but they could be material to the Company’s consolidated results of operations or cash flows for any one period.
In addition to the matters discussed above, the Company also receives notices from third parties, and in some cases is named as a defendant in lawsuits, claiming infringement of various patents or copyrights relating to various aspects of the Company's businesses. In certain of these cases other industry participants are also defendants, and in certain of these cases the Company expects that some or all potential liability would be the responsibility of the Company's vendors pursuant to applicable contractual indemnification provisions. In the event that the Company is found to infringe on any patent or other intellectual property rights, the Company may be subject to substantial damages and/or an injunction that could require the Company or its vendors to modify certain products and services the Company offers to its subscribers, as well as enter into royalty or license agreements with respect to the patents at issue. The Company is also party to various other lawsuits, disputes and investigations arising in the ordinary course of its business, some of which may involve claims for substantial damages, fines or penalties. Although the outcome of these matters cannot be predicted and the impact of the final resolution of these matters on the Company's results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these matters, individually, will have a material adverse effect on the operations or financial position of the Company or the ability of the Company to meet its financial obligations as they become due.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts, except per customer and per share data, included in the following discussion, are presented in thousands.
The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses. For a complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.
Overview
Our Business
We principally provide broadband communications and video services in the United States and market our services primarily under two brands: Optimum, primarily in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. We deliver broadband, video, telephony, and mobile services to approximately five million residential and business customers. Our footprint extends across 21 states through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a fiber-to-the-home ("FTTH") network with approximately 9.3 million total passings as of March 31, 2022. Additionally, we offer news programming and content, advertising services, as well as a full service mobile offering to consumers across our footprint.
Key Factors Impacting Operating Results and Financial Condition
Our future performance is dependent, to a large extent, on the impact of direct competition, general economic conditions (including capital and credit market conditions), our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers. For more information, see "Risk Factors" and "Business-Competition" included in our Annual Report on Form 10-K for the year ended December 31, 2021.
In March 2020, the United States declared a national emergency concerning the outbreak of COVID-19. Since then, there have been extraordinary and wide-ranging actions taken by federal, state and local governmental authorities to contain and combat the outbreak and spread of the virus and new variants, including lockdowns, social distancing directives and testing, and vaccine mandates. While certain government regulations and mandates have eased and COVID-19 vaccines have become broadly available in certain areas, governmental authorities are continuing to monitor the situation and take various actions in an effort to slow or prevent an increase in the spread of COVID-19.
The COVID-19 pandemic significantly impacted our business, including how our customers use our products and services and how our employees provide services to our customers. Although the ultimate impact of the pandemic on our business cannot be predicted, and we cannot predict how our future results may be impacted if the pandemic continues, we have and will continue to provide our telecommunications services to our customers and work to adapt the environment in which we operate. See "Risk Factors - Our business, financial condition and results of operations may be adversely affected by the recent COVID-19 pandemic." in our Annual Report on Form 10-K for the year ended December 31, 2021.
We derive revenue principally through monthly charges to residential customers of our broadband, video, and telephony services. We also derive revenue from digital video recorder ("DVR"), video-on-demand ("VOD"), pay-per-view, installation and home shopping commissions. Our residential broadband, video, and telephony services accounted for approximately 41%, 35%, and 4%, respectively, of our consolidated revenue for the three months ended March 31, 2022. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking and video services. For the three months ended March 31, 2022, 15% of our consolidated revenue was derived from these business services. In addition, we derive revenues from the sale of advertising time available on the programming carried on our cable television systems, digital advertising, branded content, affiliation fees for news programming, and data analytics, which accounted for approximately 5% of our consolidated revenue for the three months ended March 31, 2022. Our mobile and other revenue for the three months ended March 31, 2022 accounted for approximately 1% of our consolidated revenue.
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
We operate in a highly competitive consumer-driven industry and we compete against a variety of broadband, video and telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, fiber-based service providers, satellite-delivered video signals, Internet-delivered video content, and broadcast television signals available to residential and business customers in our service areas. Our competitors include AT&T, Inc. and its DirecTV subsidiary, Lumen Technologies, Inc., DISH Network Corporation, Frontier Communications Corporation and Verizon Communications Inc. Consumers' selection of an alternate source of service, whether due to economic constraints, technological advances, or preference, negatively impacts the demand for our services. For more information on our competitive landscape, see "Risk Factors" and "Business-Competition" included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Our programming costs, which are the most significant component of our operating expenses, are impacted by changes in programming rates, which we expect to increase, and by changes in the number of video customers. See "Results of Operations" below for more information regarding the key factors impacting our revenues and operating expenses.
Historically, we have made substantial investments in our network and the development of new and innovative products and other service offerings for our customers as a way of differentiating ourselves from our competitors and we expect to do so in the future. Our ongoing FTTH network build, with planned upgrades, will enable us to deliver Multi-gig broadband speeds to meet the growing data needs of residential and business customers. In addition, we have launched a full service mobile offering to consumers across our footprint. We may incur greater than anticipated capital expenditures in connection with these initiatives, fail to realize anticipated benefits, experience delays and business disruptions or encounter other challenges to executing them as planned. See "Liquidity and Capital Resources- Capital Expenditures" for additional information regarding our capital expenditures.
Certain Transactions
The following transactions had an impact in the periods covered by this Management's Discussion and Analysis of Financial Condition and Results of Operations:
In June 2021, Lightpath completed an acquisition for an aggregate purchase price of approximately $28,260 and the operating results of the acquired business were consolidated as of the acquisition date.
In April 2021, the Company completed its acquisition of the cable assets of Morris Broadband, LLC in North Carolina for approximately $312,184 and the operating results of the acquired business were consolidated as of the acquisition date.
Non-GAAP Financial Measures
We define Adjusted EBITDA, which is a non-GAAP financial measure, as net income (loss) excluding income taxes, non-operating income or expenses, loss on extinguishment of debt and write-off of deferred financing costs, gain (loss) on interest rate swap contracts, gain (loss) on derivative contracts, gain (loss) on investments, interest expense, net, depreciation and amortization (including impairments), share-based compensation expense, restructuring expense, and transaction expenses.
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

We also use Operating Free Cash Flow (defined as Adjusted EBITDA less cash capital expenditures) and Free Cash Flow (defined as net cash flows from operating activities less cash capital expenditures) as indicators of the Company’s financial performance. We believe these measures are two of several benchmarks used by investors, analysts and peers for comparison of performance in the Company’s industry, although they may not be directly comparable to similar measures reported by other companies.
Results of Operations - Altice USA (unaudited)

	Three Months Ended March 31,		Favorable (Unfavorable)
	2022	2021
Revenue:
Broadband	$985,517	$970,571	$14,946
Video	841,887	905,834	(63,947)
Telephony	85,234	106,981	(21,747)
Residential revenue	1,912,638	1,983,386	(70,748)
Business services and wholesale revenue	367,522	367,216	306
News and advertising	114,675	105,070	9,605
Mobile	24,035	19,235	4,800
Other	3,027	3,914	(887)
Total revenue	2,421,897	2,478,821	(56,924)
Operating expenses:
Programming and other direct costs	828,793	851,864	23,071
Other operating expenses	641,906	580,433	(61,473)
Restructuring and other expense	3,378	3,209	(169)
Depreciation and amortization (including impairments)	435,349	434,857	(492)
Operating income	512,471	608,458	(95,987)
Other income (expense):
Interest expense, net	(303,362)	(316,312)	12,950
Gain (loss) on investments	(150,773)	73,453	(224,226)
Gain (loss) on derivative contracts, net	101,074	(53,565)	154,639
Gain on interest rate swap contracts, net	123,147	75,653	47,494
Other income, net	2,430	2,859	(429)
Income before income taxes	284,987	390,546	(105,559)
Income tax expense	(82,846)	(112,007)	29,161
Net income	202,141	278,539	(76,398)
Net income attributable to noncontrolling interests	(5,590)	(4,403)	(1,187)
Net income attributable to Altice USA, Inc. stockholders	$196,551	$274,136	$(77,585)

The following is a reconciliation of net income to Adjusted EBITDA and Operating Free Cash Flow (unaudited):

	Three Months Ended March 31,
	2022	2021
Net income	$202,141	$278,539
Income tax expense	82,846	112,007
Other income, net	(2,430)	(2,859)
Gain on interest rate swap contracts, net	(123,147)	(75,653)
Loss (gain) on derivative contracts, net	(101,074)	53,565
Loss (gain) on investments	150,773	(73,453)
Interest expense, net	303,362	316,312
Depreciation and amortization (including impairments)	435,349	434,857
Restructuring and other expense	3,378	3,209
Share-based compensation	40,532	28,281
Adjusted EBITDA	991,730	1,074,805
Less: Capital Expenditures (cash)	392,371	212,791
Operating Free Cash Flow	$599,359	$862,014

The following is a reconciliation of net cash flow from operating activities to Free Cash Flow (unaudited):

	Three Months Ended March 31,
	2022	2021
Net cash flows from operating activities	$600,219	$749,622
Less: Capital Expenditures (cash)	392,371	212,791
Free Cash Flow	$207,848	$536,831

The following table sets forth certain customer metrics, excluding our mobile customers, for the Company (unaudited):

	March 31,	December 31,	March 31,
	2022	2021	2021
	(in thousands)
Total passings (a)	9,304.9	9,263.3	9,067.6
Total customer relationships (b)(c)	4,995.0	5,014.7	5,023.2
Residential	4,612.1	4,632.8	4,647.4
SMB	382.9	381.9	375.8
Residential customers:
Broadband	4,373.2	4,386.2	4,370.8
Video	2,658.7	2,732.3	2,906.6
Telephony	1,951.5	2,005.2	2,161.2
Penetration of total passings (d)	53.7%	54.1%	55.4%
ARPU (e)	$137.92	$137.79	$142.24

FTTH total passings (f)	1,316.6	1,171.0	921.4
FTTH customer relationships (g)(h)	81.0	69.7	35.9
FTTH Residential	80.4	69.3	35.9
FTTH SMB	0.6	0.3	—
Penetration of FTTH total passings (i)	6.1%	5.9%	3.9%

(a)Represents the estimated number of single residence homes, apartments and condominium units passed by our HFC and FTTH network in areas serviceable without further extending the transmission lines. In addition, it includes commercial establishments that have connected to our HFC and FTTH network. Broadband services were not available to approximately 30 thousand total passings and telephony services were not available to approximately 500 thousand total passings. Amounts as of December 31, 2021 include approximately 89 thousand total passings that were acquired from Morris Broadband in April 2021.
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
(f)Represents the estimated number of single residence homes, apartments and condominium units passed by the FTTH network in areas serviceable without further extending the transmission lines. In addition, it includes commercial establishments that have connected to our FTTH network.
(g)Represents number of households/businesses that receive at least one of the Company's fixed-line services on our FTTH network.
(h)FTTH customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets on our FTTH network. Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group. Most of these accounts are also not entirely free, as they typically generate revenue through pay-per view or other pay services and certain equipment fees. Free status is not granted to regular customers as a promotion. In counting bulk residential customers, such as an apartment building, we count each subscribing family unit within the building as one customer, but do not count the master account for the entire building as a customer. We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual room units at that hotel.
(i)Represents the number of total FTTH customer relationships divided by FTTH total passings.
Altice USA- Comparison of Results for the Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021
Broadband Revenue
Broadband revenue for the three months ended March 31, 2022 and 2021 was $985,517 and $970,571, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing subscribers, and changes in speed tiers. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Broadband revenue increased $14,946 (2%) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases and service level changes and an increase in broadband customers.
Video Revenue
Video revenue for the three months ended March 31, 2022 and 2021 was $841,887 and $905,834, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Revenue is impacted by rate increases, changes in the number of customers, including additional services sold to our existing customers, and changes in programming packages. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Video revenue decreased $63,947 (7%) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was due primarily to a decline in video customers partially offset by higher average recurring video revenue per video customer, primarily driven by certain rate increases.
Telephony Revenue
Telephony revenue for the three months ended March 31, 2022 and 2021 was $85,234 and $106,981, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Revenue is impacted by changes in rates for services, changes in the number of customers, and additional services sold to our existing customers. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Telephony revenue decreased $21,747 (20%) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was due to lower average recurring revenue per telephony customer and a decline in telephony customers.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three months ended March 31, 2022 and 2021 was $367,522 and $367,216, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber-based telecommunications services to the business market, and the sale of broadband, video and telephony services to SMB customers.
Business services and wholesale revenue increased $306 for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was due primarily to higher average broadband recurring revenue per SMB customer, primarily driven by certain rate increases and service level changes and an increase in SMB customers, partially offset by the absence of revenue in 2022 from a backhaul contract for air strands and lower SMB recurring video and telephony revenue.
News and Advertising Revenue
News and advertising revenue for the three months ended March 31, 2022 and 2021 was $114,675 and $105,070, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems (linear revenue), (ii) digital advertising, (iii) branded content, and (iv) data analytics. News and advertising revenue also includes affiliation fees for news programming.
News and advertising revenue increased $9,605 (9%) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to an increase in advertising revenue, primarily for linear advertising.
Mobile Revenue
Mobile revenue for the three months ended March 31, 2022 and 2021 was $24,035 and $19,235, respectively, and relates to sales of devices and mobile services. Mobile revenue increased $4,800 (25%) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was due to higher mobile lines and devices sold. As of March 31, 2022, we had approximately 198,000 mobile lines (including 8,300 receiving free service) compared to approximately 174,000 mobile lines as of March 31, 2021.
Other Revenue
Other revenue for the three months ended March 31, 2022 and 2021 was $3,027 and $3,914, respectively. Other revenue includes revenue from other miscellaneous revenue streams.
Programming and Other Direct Costs
Programming and other direct costs for the three months ended March 31, 2022 and 2021 amounted to $828,793 and $851,864, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs typically rise due to increases in contractual rates and new channel launches and are also impacted by changes in the number of customers receiving certain programming services. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the costs of mobile devices sold to our customers and direct costs of providing mobile services.
The decrease of $23,071 (3%) for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily attributable to the following:

Decrease in programming costs primarily due to lower video customers, partially offset by net contractual rate increases	$(15,307)
Decrease in franchise fee costs due to lower video customers	(3,601)
Other net decreases	(4,163)
$(23,071)
Programming costs
Programming costs aggregated $684,146 and $699,453 for the three months ended March 31, 2022 and 2021, respectively. Our programming costs in 2022 will continue to be impacted by changes in programming rates, which we expect to increase, and by changes in the number of video customers.
Other Operating Expenses
Other operating expenses for the three months ended March 31, 2022 and 2021 amounted to $641,906 and $580,433, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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
Other operating expenses also include costs related to our call center operations that handle customer inquiries and billing and collection activities, and sales and marketing costs, which include advertising production and placement costs associated with acquiring and retaining customers. These costs vary period to period and certain of these costs, such as sales and marketing, may increase with intense competition. Additionally, other operating expenses include various other administrative costs.
The increase in other operating expenses of $61,473 (11%), for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was attributable to the following:

Net increase in labor costs and benefits, partially offset by an increase in capitalizable activity	$21,561
Increase in repairs and maintenance costs	13,262
Increase in share-based compensation costs	12,251
Increase in marketing costs	9,994
Other net increases	4,405
$61,473
Restructuring and Other Expense
Restructuring and other expense for the three months ended March 31, 2022 amounted to $3,378 as compared to $3,209 for the three months ended March 31, 2021. These amounts include severance and other employee related costs resulting from headcount reductions, facility realignment costs and impairments of certain ROU assets of $2,932 and $2,585, respectively, and transactions costs of $446 and $624, respectively.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2022 and 2021 amounted to $435,349 and $434,857, respectively.
The increased in depreciation and amortization of $492 for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was due to an increase in depreciation as a result of higher asset additions in 2022 as compared to 2021, partially offset by lower amortization expense on intangible assets.
Adjusted EBITDA
Adjusted EBITDA amounted to $991,730 and $1,074,805 for the three months ended March 31, 2022 and 2021, respectively.
The decrease in Adjusted EBITDA for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was due to a decrease in revenue and an increase in operating expenses (excluding depreciation and amortization, restructuring and other expense and share-based compensation), as discussed above.
Operating Free Cash Flow
Operating free cash flow was $599,359 and $862,014 for the three months ended March 31, 2022 and 2021, respectively. The decrease in operating free cash flow for the three months ended March 31, 2022 as compared to the same period in 2021 is due to an increase in capital expenditures and a decrease in Adjusted EBITDA.
Free Cash Flow
Free cash flow was $207,848 and $536,831 for the three months ended March 31, 2022 and 2021, respectively. The decrease in free cash flow in the three month period is due an increase in capital expenditures and a decrease in cash flows from operating activities.
Interest Expense, net
Interest expense, net was $303,362 and $316,312 for the three months ended March 31, 2022 and 2021, respectively. The decrease of $12,950 for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was attributable to the following:

Decrease due primarily to changes in average debt balances	$(11,241)
Higher interest income	(25)
Other net decreases, primarily amortization of deferred financing costs and original issue discounts	(1,684)
$(12,950)
Gain (Loss) on Investments
Gain (loss) on investments was $(150,773) and $73,453 for the three months ended March 31, 2022 and 2021, respectively and consists of the increase (decrease) in the fair value of Comcast common stock owned by the Company. The effects of these gains (losses) are partially offset by the losses (gains) on the related equity derivative contracts, net described below.
Gain (Loss) on Derivative Contracts, net
Gain (loss) on derivative contracts, net for the three months ended March 31, 2022 and 2021 amounted to $101,074 and $(53,565) and includes realized and unrealized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company. The effects of these gains (losses) are offset by losses (gains) on investment securities pledged as collateral, which are included in gain (loss) on investments discussed above.
Gain on Interest Rate Swap Contracts, net
Gain on interest rate swap contracts, net was $123,147 and $75,653 for the three months ended March 31, 2022 and 2021, respectively. These amounts represent the change in the fair value of the interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes.
Other Income, net
Other income, net amounted to $2,430 and $2,859 for the three months ended March 31, 2022 and 2021, respectively. These amounts include dividends received on Comcast common stock owned by the Company and the non-service cost/benefit components of the Company's pension plan.
Income Tax Expense
For the three months ended March 31, 2022, Altice USA recorded a tax expense of $82,846 on pre-tax income of $284,987, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and state tax expense.
For the three months ended March 31, 2021, Altice USA recorded a tax expense of $112,007 on pre-tax income of $390,546, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and certain state tax expense adjustments.
CSC HOLDINGS, LLC
The consolidated statements of operations, adjusted EBITDA and Operating Free Cash Flow of CSC Holdings are identical to the consolidated statements of operations, adjusted EBITDA and Operating Free Cash Flow of Altice USA. Refer to Altice USA's Management's Discussion and Analysis of Financial Condition and Results of Operations above.
The following is a reconciliation of CSC Holdings' net cash flow from operating activities to Free Cash Flow:

	Three Months Ended March 31,
	2022	2021
Net cash flows from operating activities	$600,978	$748,962
Less: Capital expenditures (cash)	392,371	212,791
Free Cash Flow	$208,607	$536,171

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

Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums (excluding accrued interest), as well as interest expense for the three months ended March 31, 2022:

	CSC Holdings Restricted Group	Lightpath	Other Unrestricted Entities	Altice USA/CSC Holdings
Debt outstanding:
Credit facility debt	$7,740,569	$578,195	$—	$8,318,764
Senior guaranteed notes	7,636,312	—	—	7,636,312
Senior secured notes	—	442,057	—	442,057
Senior notes	7,549,800	407,342	—	7,957,142
Subtotal	22,926,681	1,427,594	—	24,354,275
Finance lease obligations	237,082	—	—	237,082
Notes payable and supply chain financing	132,874	—	—	132,874
Subtotal	23,296,637	1,427,594	—	24,724,231
Collateralized indebtedness relating to stock monetizations (a)	—	—	1,716,600	1,716,600
Total debt	$23,296,637	$1,427,594	$1,716,600	$26,440,831
Interest expense:
Credit facility debt, senior notes, finance leases, notes payable and supply chain financing	$267,217	$17,039	$—	$284,256
Collateralized indebtedness relating to stock monetizations (a)	—	—	19,158	19,158
Total interest expense	$267,217	$17,039	$19,158	$303,414

(a)This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts, or (ii) delivering cash from the net proceeds from new monetization contracts.
Payment Obligations Related to Debt
As of March 31, 2022, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as notes payable and supply chain financing, and the value deliverable at maturity under monetization contracts, but excluding finance lease obligations are as follows:

	CSC Holdings Restricted Group	Lightpath	Other Unrestricted Entities (a)	Altice USA/ CSC Holdings
2022	$1,584,583	$41,205	$25,345	$1,651,133
2023	1,138,150	69,358	1,776,378	2,983,886
2024	2,552,009	68,038	—	2,620,047
2025	3,752,077	68,596	—	3,820,673
2026	2,064,347	66,532	—	2,130,879
Thereafter	18,822,805	1,503,803	—	20,326,608
Total	$29,913,971	$1,817,532	$1,801,723	$33,533,226

(a)Includes $1,801,723 related to the Company's collateralized indebtedness (including related interest). This indebtedness is collateralized by shares of Comcast common stock. We intend to settle this debt by (i) delivering shares of Comcast common stock and the related equity contracts or (ii) delivering cash from the net proceeds on new monetization contracts.
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
CSC Holdings Credit Facility
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($2,857,500 outstanding at March 31, 2022) (the "CSC Term Loan Facility", and the term loans extended under the CSC Term Loan Facility, the "CSC Term Loans") and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($740,000 outstanding at March 31, 2022) (the "CSC Revolving Credit Facility" and, together with the CSC Term Loan Facility, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016, March 15, 2017, January 12, 2018, October 15, 2018, January 24, 2019, February 7, 2019, May 14, 2019, and October 3, 2019, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
In October 2018, CSC Holdings entered into a $1,275,000 ($1,236,750 outstanding at March 31, 2022) incremental term loan facility (the “Incremental Term Loan B-3”) and in October 2019, CSC Holdings entered into a $3,000,000 ($2,940,000 outstanding at March 31, 2022) incremental term loan facility ("Incremental Term Loan B-5") under its existing credit facilities agreement.
See Note 8 to our consolidated financial statements for further information regarding the CSC Credit Facilities Agreement.
Lightpath Credit Facility
In November 2020, Lightpath entered into a credit agreement which provides a term loan in an aggregate principal amount of $600,000 ($592,500 outstanding at March 31, 2022) and revolving loan commitments in an aggregate principal amount of $100,000. As of March 31, 2022, there were no borrowings outstanding under the Lightpath revolving credit facility. See Note 8 to our consolidated financial statements for further information regarding the Lightpath credit agreement.
Lightpath Interest Rate Swap Contract
Lightpath entered into an interest rate swap contract, effective April 2022, on a notional amount of $300,000, whereby Lightpath pays interest of 2.161% through December 2026 and receives interest based on the one-month LIBOR rate. This swap contract will not be designated as a hedge for accounting purposes. Accordingly, the changes in the fair value of this interest rate swap contract will be recorded through the statement of operations.

Capital Expenditures
The following table presents the Company's capital expenditures:

	Three Months Ended March 31,
	2022	2021
Customer premise equipment	$81,584	$41,836
Network infrastructure	233,823	116,387
Support and other	45,660	29,973
Business Services	31,304	24,595
Capital purchases (cash basis)	$392,371	$212,791
Right-of-use assets acquired in exchange for finance lease obligations	$47,288	$38,348
Notes payable issued to vendor for the purchase of equipment and other assets	35,070	—
Change in accrued and unpaid purchases and other	(11,865)	60,334
Capital purchases (accrual basis)	$462,864	$311,473
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
In February 2022, the Company announced plans to accelerate its fiber network rollout and new build activity, including targeting 6.5 million fiber passings across its footprint by the end of 2025. The Company estimates it will incur approximately $1,700,000 to $1,800,000 of cash capital expenditures in fiscal year 2022 to advance its upgrade and expansion plans.
Cash Flow Discussion
Altice USA
Operating Activities
Net cash provided by operating activities amounted to $600,219 for the three months ended March 31, 2022 compared to $749,622 for the three months ended March 31, 2021.
The decrease in cash provided by operating activities of $149,403 in 2022 as compared to 2021 resulted from a decrease of $109,706 due to changes in working capital (including an increase in interest payments of $2,146 and an increase in tax payments of $13,315) as well as the timing of payments and collections of accounts receivable, among other items, and a decrease in net income before depreciation and amortization and other non-cash items of $39,697.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 was $391,483 compared to $210,648 for the three months ended March 31, 2021. The investing activities consisted primarily of capital expenditures of $392,371 and $212,791 for the three months ended March 31, 2022 and 2021, respectively.
Financing Activities
Net cash used in financing activities amounted to $208,629 for the three months ended March 31, 2022, compared to $597,445 for the three months ended March 31, 2021.
In 2022, the Company's financing activities consisted of the repayment of long-term debt of $329,688 and principal payments on finance lease obligations of $28,941, partially offset by proceeds from long-term debt of $150,000.
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
CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $600,978 for the three months ended March 31, 2022, compared to $748,962 for the three months ended March 31, 2021.
The decrease in cash provided by operating activities of $147,984 in 2022 as compared to 2021 resulted from a decrease of $108,287 due to changes in working capital (including an increase in interest payments of $2,146 and an increase in tax payments of $13,315) as well as the timing of payments and collections of accounts receivable, among other items, and a decrease in net income before depreciation and amortization and other non-cash items of $39,697.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 was $391,483, compared to $210,648 for the three months ended March 31, 2021. The 2022 investing activities consisted primarily of capital expenditures of $392,371 and $212,791 for the three months ended March 31, 2022 and 2021, respectively.
Financing Activities
Net cash used in financing activities amounted to $208,629 for the three months ended March 31, 2022, compared to $596,658 for the three months ended March 31, 2021.
In 2022, the Company's financing activities consisted of the repayment of long-term debt of $329,688 and principal payments on finance lease obligations of $28,941, partially offset by proceeds from long-term debt of $150,000.
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
Commitments and Contingencies
As of March 31, 2022, the Company's commitments and contingencies not reflected in the Company's balance sheet decreased to approximately $9,630,000 as compared to approximately $10,310,000 at December 31, 2021. This decrease relates primarily to payments made pursuant to programming commitments and a decrease in the number of customers receiving programming as of March 31, 2022 as compared to December 31, 2021.
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
For the three months ended March 31, 2022, Altice USA did not repurchase any shares. From inception through March 31, 2022, Altice USA repurchased an aggregate of 285,507,773 shares for a total purchase price of approximately $7,808,698. These acquired shares were retired and the cost of these shares was recorded in stockholders' deficiency in the consolidated balance sheet of Altice USA. As of March 31, 2022, Altice USA had approximately $1,191,302 of availability remaining under the incremental share repurchase program.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
All dollar amounts, except per share data, included in the following discussion are presented in thousands.
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices. Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold. We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities. These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price. The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed. The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors. If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date. As of March 31, 2022, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value in our consolidated balance sheets and the collateralized indebtedness is carried at its principal value, net of discounts. These discounts are being amortized over the term of the related indebtedness. The carrying value of our collateralized indebtedness amounted to $1,716,600 at March 31, 2022. At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.
As of March 31, 2022, the fair value and the carrying value of our holdings of Comcast common stock aggregated $2,011,164. Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $201,116. As of March 31, 2022, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $60,868, a net liability position. For the three months ended March 31, 2022, we recorded a net gain of $101,074 related to our outstanding equity derivative contracts and recorded an unrealized loss of $150,773 related to the Comcast common stock that we held.

Fair Value of Equity Derivative Contracts
Fair value as of December 31, 2021, net liability position	$(161,942)
Change in fair value, net	101,074
Fair value as of March 31, 2022, net liability position	$(60,868)
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
Fair Value of Debt
At March 31, 2022, the fair value of our fixed rate debt, comprised of our collateralized debt, senior guaranteed and senior secured notes, senior notes and notes payable, of $16,673,709 was lower than its carrying value of $17,884,985 by $1,211,276. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. Our floating rate borrowings, comprised of our term loans and revolving credit facilities, bear interest in reference to current LIBOR-based market rates and thus their principal values approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2022 would increase the estimated fair value of our fixed rate debt by $840,618 to $17,514,327. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values in our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. See Note 9 to our Consolidated Financial Statements for a summary of interest rate swap contracts outstanding at March 31, 2022. The Company's outstanding interest rate swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statement of operations. For the three months ended March 31, 2022, the Company recorded a gain on interest rate swap contracts of $123,147.
The following represents the location of the assets and liabilities associated with the Company's equity derivative contracts and interest rate swap contracts within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at March 31, 2022
Asset Derivatives:
Interest rate swap contracts	Derivative contracts, long-term	$53,539
Liability Derivatives:
Prepaid forward contracts	Liabilities under derivative contracts, long-term	(60,868)
Interest rate swap contracts	Liabilities under derivative contracts, long-term	(30,084)
		$(90,952)
As of March 31, 2022, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control
During the three months ended March 31, 2022, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings
Refer to Note 14 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.
Item 6.        Exhibits

EXHIBIT NO.	DESCRIPTION

31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101
The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed with the Securities and Exchange Commission on April 28, 2022 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders' Deficiency; (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.

104	The cover page from this quarterly report on Form 10-Q formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.

Date:	April 28, 2022		/s/ Michael J. Grau
		By:	Michael J. Grau Chief Financial Officer