Form 10-Q
period 2022-06-30
Altice USA, Inc.
filed 2022-08-04
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	NYSE

Number of shares of common stock outstanding as of July 29, 2022	454,668,222

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
•our ability to complete our capital investment plans on time and on budget, including our plan to build a parallel fiber-to-the-home ("FTTH") network, and deploy Altice One, our entertainment and connectivity platform;
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
•financial community and rating agency perceptions of our business, operations, financial condition, and the industries in which we operate;
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
•the outcome of litigation, government investigations and other proceedings; and
•other risks and uncertainties inherent in our cable and broadband communications businesses and our other businesses, including those listed under the caption "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 16, 2022 (the "Annual Report").
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

Item 1.     Financial Statements

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$232,966	$195,711
Restricted cash	264	264
Accounts receivable, trade (less allowance for doubtful accounts of $34,870 and $27,931, respectively)	370,903	406,952
Prepaid expenses and other current assets ($3,790 and $3,776 due from affiliates, respectively)	333,112	186,707
Investment securities pledged as collateral	1,685,563	—
Total current assets	2,622,808	789,634
Property, plant and equipment, net of accumulated depreciation of $7,550,050 and $7,142,852, respectively	6,780,006	6,340,467
Right-of-use operating lease assets	229,275	222,124
Investment securities pledged as collateral	—	2,161,937
Other assets	154,402	76,653
Amortizable intangibles, net of accumulated amortization of $5,343,741 and $5,051,149, respectively	1,910,842	2,202,001
Indefinite-lived cable television franchises	13,216,355	13,216,355
Goodwill	8,205,863	8,205,863
Total assets	$33,119,551	$33,215,034
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$1,041,996	$1,023,045
Interest payable	249,974	244,934
Accrued employee related costs	124,911	124,941
Deferred revenue	92,886	94,943
Debt	2,693,690	917,313
Other current liabilities ($25,767 and $31,810 due to affiliates, respectively)	320,921	329,943
Total current liabilities	4,524,378	2,735,119
Other liabilities	158,557	159,082
Deferred tax liability	4,990,046	5,048,129
Liabilities under derivative contracts	—	276,933
Right-of-use operating lease liability	241,794	237,226
Long-term debt, net of current maturities	23,679,410	25,629,447
Total liabilities	33,594,185	34,085,936
Commitments and contingencies (Note 14)
Stockholders' Deficiency:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 270,345,124 shares issued and 270,325,554 shares outstanding as of June 30, 2022 and 270,341,685 shares issued and 270,320,798 shares outstanding as of December 31, 2021	2,703	2,703
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 184,329,903 shares outstanding as of June 30, 2022 and 184,333,342 shares outstanding as of December 31, 2021	1,843	1,843
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	100,213	18,005
Accumulated deficit	(546,111)	(848,836)
	(441,352)	(826,285)
Treasury stock, at cost (19,570 and 20,887 Class A common shares, respectively)	—	—
Accumulated other comprehensive income	4,876	6,497
Total Altice USA stockholders' deficiency	(436,476)	(819,788)
Noncontrolling interests	(38,158)	(51,114)
Total stockholders' deficiency	(474,634)	(870,902)
Total liabilities and stockholders' deficiency	$33,119,551	$33,215,034
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue (including revenue from affiliates of $478, $3,035, $1,116, and $6,441, respectively) (See Note 13)	$2,463,014	$2,516,008	$4,884,911	$4,994,829
Operating expenses:
Programming and other direct costs (including charges from affiliates of $2,715, $4,504, $7,333, and $6,732, respectively) (See Note 13)	819,011	849,872	1,647,804	1,701,736
Other operating expenses (including charges from affiliates of $3,037, $2,696, $6,132 and $5,875, respectively) (See Note 13)	673,464	589,180	1,315,370	1,169,613
Restructuring and other expense	2,673	5,864	6,051	9,073
Depreciation and amortization (including impairments)	446,125	444,327	881,474	879,184
	1,941,273	1,889,243	3,850,699	3,759,606
Operating income	521,741	626,765	1,034,212	1,235,223
Other income (expense):
Interest expense, net	(310,213)	(319,371)	(613,575)	(635,683)
Gain (loss) on investments	(325,601)	125,019	(476,374)	198,472
Gain (loss) on derivative contracts, net	219,114	(98,840)	320,188	(152,405)
Gain (loss) on interest rate swap contracts, net	39,868	(21,574)	163,015	54,079
Loss on extinguishment of debt and write-off of deferred financing costs	—	(51,712)	—	(51,712)
Other income, net	2,521	2,467	4,951	5,326
	(374,311)	(364,011)	(601,795)	(581,923)
Income before income taxes	147,430	262,754	432,417	653,300
Income tax expense	(33,890)	(61,820)	(116,736)	(173,827)
Net income	113,540	200,934	315,681	479,473
Net income attributable to noncontrolling interests	(7,366)	(3,274)	(12,956)	(7,677)
Net income attributable to Altice USA, Inc. stockholders	$106,174	$197,660	$302,725	$471,796
Income per share:
Basic income per share	$0.23	$0.43	$0.67	$1.02
Basic weighted average common shares (in thousands)	453,230	456,955	453,230	463,060

Diluted income per share	$0.23	$0.43	$0.67	$1.00
Diluted weighted average common shares (in thousands)	453,230	463,637	453,230	469,510
Cash dividends declared per common share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$113,540	$200,934	$315,681	$479,473
Other comprehensive income (loss):
Defined benefit pension plans	(4,559)	1,492	(2,055)	10,140
Applicable income taxes	1,204	(404)	543	(2,696)
Defined benefit pension plans, net of income taxes	(3,355)	1,088	(1,512)	7,444
Foreign currency translation adjustment	61	(140)	(109)	479
Applicable income taxes	—	—	—	—
Foreign currency translation adjustment, net	61	(140)	(109)	479
Other comprehensive income (loss)	(3,294)	948	(1,621)	7,923
Comprehensive income	110,246	201,882	314,060	487,396
Comprehensive income attributable to noncontrolling interests	(7,366)	(3,274)	(12,956)	(7,677)
Comprehensive income attributable to Altice USA, Inc. stockholders	$102,880	$198,608	$301,104	$479,719

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2022	$2,703	$1,843	$18,005	$(848,836)	$—	$6,497	$(819,788)	$(51,114)	$(870,902)
Net income attributable to stockholders	—	—	—	196,551	—	—	196,551	—	196,551
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	5,590	5,590
Pension liability adjustments, net of income taxes	—	—	—	—	—	1,843	1,843	—	1,843
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(170)	(170)	—	(170)
Share-based compensation expense (equity classified)	—	—	40,512	—	—	—	40,512	—	40,512
Issuance of common shares pursuant to employee long term incentive plan	—	—	10	—	—	—	10	—	10
Balance at March 31, 2022	2,703	1,843	58,527	(652,285)	—	8,170	(581,042)	(45,524)	(626,566)
Net income attributable to stockholders	—	—	—	106,174	—	—	106,174	—	106,174
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	7,366	7,366
Pension liability adjustments, net of income taxes	—	—	—	—	—	(3,355)	(3,355)	—	(3,355)
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	61	61	—	61
Share-based compensation expense (equity classified)	—	—	41,680	—	—	—	41,680	—	41,680
Issuance of common shares pursuant to employee long term incentive plan	—	—	6	—	—	—	6	—	6
Balance at June 30, 2022	$2,703	$1,843	$100,213	$(546,111)	$—	$4,876	$(436,476)	$(38,158)	$(474,634)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2021	$2,972	$1,859	$—	$(985,641)	$(163,866)	$3,646	$(1,141,030)	$(62,109)	$(1,203,139)
Net income attributable to stockholders	—	—	—	274,136	—	—	274,136	—	274,136
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	4,403	4,403
Pension liability adjustments, net of income taxes	—	—	—	—	—	6,356	6,356	—	6,356
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	619	619	—	619
Share-based compensation expense (equity classified)	—	—	—	27,964	—	—	27,964	—	27,964
Redeemable equity vested	—	—	—	20,131	—	—	20,131	—	20,131
Change in redeemable equity	—	—	—	2,528	—	—	2,528	—	2,528
Class A shares acquired through share repurchase program and retired	(152)	—	—	(522,521)	—	—	(522,673)	—	(522,673)
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—	—	—
Issuance of common shares pursuant to employee long term incentive plan	1	—	—	2,037	6	—	2,044	—	2,044
Other	—	—	—	(4,244)	—	—	(4,244)	4,302	58
Balance at March 31, 2021	$2,822	$1,858	$—	$(1,185,610)	$(163,860)	$10,621	$(1,334,169)	$(53,404)	$(1,387,573)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at March 31, 2021	$2,822	$1,858	$—	$(1,185,610)	$(163,860)	$10,621	$(1,334,169)	$(53,404)	$(1,387,573)
Net income attributable to stockholders	—	—	—	197,660	—	—	197,660	—	197,660
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	3,274	3,274
Pension liability adjustments, net of income taxes	—	—	—	—	—	1,088	1,088	—	1,088
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(140)	(140)	—	(140)
Share-based compensation expense (equity classified)	—	—	—	27,385	—	—	27,385	—	27,385
Redeemable equity vested	—	—	—	3,618	—	—	3,618	—	3,618
Change in redeemable equity	—	—	—	(514)	—	—	(514)	—	(514)
Class A shares acquired through share repurchase program and retired	(58)	—	—	(202,787)	—	—	(202,845)	—	(202,845)
Issuance of common shares pursuant to employee long term incentive plan	8	—	—	(488)	9,365	—	8,885	—	8,885
Retirement of treasury stock	(59)	—	—	(154,436)	154,495	—	—	—	—
Other	—	—	—	92	—	—	92	76	168
Balance at June 30, 2021	$2,713	$1,858	$—	$(1,315,080)	$—	$11,569	$(1,298,940)	$(50,054)	$(1,348,994)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$315,681	$479,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	881,474	879,184
Loss (gain) on investments	476,374	(198,472)
Loss (gain) on derivative contracts, net	(320,188)	152,405
Loss on extinguishment of debt and write-off of deferred financing costs	—	51,712
Amortization of deferred financing costs and discounts (premiums) on indebtedness	41,150	45,917
Share-based compensation expense	77,061	55,927
Deferred income taxes	(57,720)	98,769
Decrease in right-of-use assets	22,139	21,691
Provision for doubtful accounts	36,839	28,154
Other	(321)	4,344
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(790)	13,078
Prepaid expenses and other assets	6,689	31,631
Amounts due from and due to affiliates	(6,057)	6,505
Accounts payable and accrued liabilities	(1,527)	(117,467)
Deferred revenue	(1,906)	5,782
Liabilities related to interest rate swap contracts	(192,344)	(79,468)
Net cash provided by operating activities	1,276,554	1,479,165
Cash flows from investing activities:
Capital expenditures	(877,497)	(535,895)
Payments for acquisitions, net of cash acquired	—	(340,570)
Other, net	(610)	(1,074)
Net cash used in investing activities	(878,107)	(877,539)
Cash flows from financing activities:
Proceeds from long-term debt	460,000	3,160,000
Repayment of long-term debt	(758,861)	(3,057,469)
Proceeds from collateralized indebtedness and related derivative contracts, net	—	185,105
Repayment of collateralized indebtedness and related derivative contracts, net	—	(185,105)
Principal payments on finance lease obligations	(62,221)	(37,560)
Purchase of shares of Altice USA Class A common stock, pursuant to a share repurchase program	—	(725,518)
Other	—	1,339
Net cash used in financing activities	(361,082)	(659,208)
Net increase (decrease) in cash and cash equivalents	37,365	(57,582)
Effect of exchange rate changes on cash and cash equivalents	(110)	479
Net increase (decrease) in cash and cash equivalents	37,255	(57,103)
Cash, cash equivalents and restricted cash at beginning of year	195,975	278,686
Cash, cash equivalents and restricted cash at end of period	$233,230	$221,583

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$230,409	$193,154
Restricted cash	264	264
Accounts receivable, trade (less allowance for doubtful accounts of $34,870 and $27,931, respectively)	370,903	406,952
Prepaid expenses and other current assets ($3,790 and $3,776 due from affiliates, respectively)	333,112	186,707
Investment securities pledged as collateral	1,685,563	—
Total current assets	2,620,251	787,077
Property, plant and equipment, net of accumulated depreciation of $7,550,050 and $7,142,852, respectively	6,780,006	6,340,467
Right-of-use operating lease assets	229,275	222,124
Investment securities pledged as collateral	—	2,161,937
Other assets	154,402	76,653
Amortizable intangibles, net of accumulated amortization of $5,343,741 and $5,051,149, respectively	1,910,842	2,202,001
Indefinite-lived cable television franchises	13,216,355	13,216,355
Goodwill	8,205,863	8,205,863
Total assets	$33,116,994	$33,212,477

LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$1,041,996	$1,023,045
Interest payable	249,974	244,934
Accrued employee related costs	124,911	124,941
Deferred revenue	92,886	94,943
Debt	2,693,690	917,313
Other current liabilities ($25,767 and $31,810 due to affiliates, respectively)	320,921	329,944
Total current liabilities	4,524,378	2,735,120
Other liabilities	158,557	159,082
Deferred tax liability	5,009,360	5,067,442
Liabilities under derivative contracts	—	276,933
Right-of-use operating lease liability	241,794	237,226
Long-term debt, net of current maturities	23,679,410	25,629,447
Total liabilities	33,613,499	34,105,250
Commitments and contingencies (Note 14)
Member's deficiency (100 membership units issued and outstanding)	(463,223)	(848,156)
Accumulated other comprehensive income	4,876	6,497
Total member's deficiency	(458,347)	(841,659)
Noncontrolling interest	(38,158)	(51,114)
Total deficiency	(496,505)	(892,773)
Total liabilities and member's deficiency	$33,116,994	$33,212,477

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue (including revenue from affiliates of $478, $3,035, $1,116, and $6,441 respectively) (See Note 13)	$2,463,014	$2,516,008	$4,884,911	$4,994,829
Operating expenses:
Programming and other direct costs (including charges from affiliates of $2,715, $4,504, $7,333 and $6,732, respectively) (See Note 13)	819,011	849,872	1,647,804	1,701,736
Other operating expenses (including charges from affiliates of $3,037, $2,696, $6,132 and $5,875 respectively) (See Note 13)	673,464	589,180	1,315,370	1,169,613
Restructuring and other expense	2,673	5,864	6,051	9,073
Depreciation and amortization (including impairments)	446,125	444,327	881,474	879,184
	1,941,273	1,889,243	3,850,699	3,759,606
Operating income	521,741	626,765	1,034,212	1,235,223
Other income (expense):
Interest expense, net	(310,213)	(319,371)	(613,575)	(635,683)
Gain (loss) on investments	(325,601)	125,019	(476,374)	198,472
Gain (loss) on derivative contracts, net	219,114	(98,840)	320,188	(152,405)
Gain (loss) on interest rate swap contracts, net	39,868	(21,574)	163,015	54,079
Loss on extinguishment of debt and write-off of deferred financing costs	—	(51,712)	—	(51,712)
Other income, net	2,521	2,467	4,951	5,326
	(374,311)	(364,011)	(601,795)	(581,923)
Income before income taxes	147,430	262,754	432,417	653,300
Income tax expense	(33,890)	(59,523)	(116,736)	(171,530)
Net income	113,540	203,231	315,681	481,770
Net income attributable to noncontrolling interests	(7,366)	(3,274)	(12,956)	(7,677)
Net income attributable to CSC Holdings, LLC sole member	$106,174	$199,957	$302,725	$474,093

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$113,540	$203,231	$315,681	$481,770
Other comprehensive income (loss):
Defined benefit pension plans	(4,559)	1,492	(2,055)	10,140
Applicable income taxes	1,204	(404)	543	(2,696)
Defined benefit pension plans, net of income taxes	(3,355)	1,088	(1,512)	7,444
Foreign currency translation adjustment	61	(140)	(109)	479
Applicable income taxes	—	—	—	—
Foreign currency translation adjustment, net	61	(140)	(109)	479
Other comprehensive income (loss)	(3,294)	948	(1,621)	7,923
Comprehensive income	110,246	204,179	314,060	489,693
Comprehensive income attributable to noncontrolling interests	(7,366)	(3,274)	(12,956)	(7,677)
Comprehensive income attributable to CSC Holdings, LLC's sole member	$102,880	$200,905	$301,104	$482,016

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S DEFICIENCY
(In thousands)
(Unaudited)

	Member's Deficiency	Accumulated Other Comprehensive Income	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2022	$(848,156)	$6,497	$(841,659)	$(51,114)	$(892,773)
Net income attributable to CSC Holdings' sole member	196,551	—	196,551	—	196,551
Net income attributable to noncontrolling interests	—	—	—	5,590	5,590
Pension liability adjustments, net of income taxes	—	1,843	1,843	—	1,843
Foreign currency translation adjustment, net of income taxes	—	(170)	(170)	—	(170)
Share-based compensation expense (equity classified)	40,512	—	40,512	—	40,512
Other	11	—	11	—	11
Balance at March 31, 2022	(611,082)	8,170	(602,912)	(45,524)	(648,436)
Net income attributable to CSC Holdings' sole member	106,174	—	106,174	—	106,174
Net income attributable to noncontrolling interests	—	—	—	7,366	7,366
Pension liability adjustments, net of income taxes	—	(3,355)	(3,355)	—	(3,355)
Foreign currency translation adjustment, net of income taxes	—	61	61	—	61
Share-based compensation expense (equity classified)	41,680	—	41,680	—	41,680
Other	5	—	5	—	5
Balance at June 30, 2022	$(463,223)	$4,876	$(458,347)	$(38,158)	$(496,505)

Balance at January 1, 2021	$(1,172,505)	$3,646	$(1,168,859)	$(62,109)	$(1,230,968)
Net income attributable to CSC Holdings' sole member	274,136	—	274,136	—	274,136
Net income attributable to noncontrolling interests	—	—	—	4,403	4,403
Pension liability adjustments, net of income taxes	—	6,356	6,356	—	6,356
Foreign currency translation adjustment, net of income taxes	—	619	619	—	619
Share-based compensation expense (equity classified)	27,964	—	27,964	—	27,964
Redeemable equity vested	20,131	—	20,131	—	20,131
Change in redeemable equity	2,528	—	2,528	—	2,528
Cash distributions to parent	(501,000)	—	(501,000)	—	(501,000)
Non-cash distributions to parent	(748)	—	(748)	—	(748)
Other	(4,056)	—	(4,056)	4,302	246
Balance at March 31, 2021	(1,353,550)	10,621	(1,342,929)	(53,404)	(1,396,333)
Net income attributable to CSC Holdings' sole member	199,957	—	199,957	—	199,957
Net income attributable to noncontrolling interests	—	—	—	3,274	3,274
Pension liability adjustments, net of income taxes	—	1,088	1,088	—	1,088
Foreign currency translation adjustment, net of income taxes	—	(140)	(140)	—	(140)
Share-based compensation expense (equity classified)	27,385	—	27,385	—	27,385
Redeemable equity vested	3,618	—	3,618	—	3,618
Change in redeemable equity	(514)	—	(514)	—	(514)
Cash distributions to parent	(184,478)	—	(184,478)	—	(184,478)
Non-cash distributions to parent	(19,660)		(19,660)		(19,660)
Other	257	—	257	76	333
Balance at June 30, 2021	$(1,326,985)	$11,569	$(1,315,416)	$(50,054)	$(1,365,470)
See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$315,681	$481,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	881,474	879,184
Loss (gain) on investments	476,374	(198,472)
Loss (gain) on derivative contracts, net	(320,188)	152,405
Loss on extinguishment of debt and write-off of deferred financing costs	—	51,712
Amortization of deferred financing costs and discounts (premiums) on indebtedness	41,150	45,917
Share-based compensation expense	77,061	55,927
Deferred income taxes	(57,720)	87,021
Decrease in right-of-use assets	22,139	21,691
Provision for doubtful accounts	36,839	28,154
Other	(321)	4,344
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(790)	13,078
Prepaid expenses and other assets	6,689	31,844
Amounts due from and due to affiliates	(6,057)	(13,903)
Accounts payable and accrued liabilities	(1,527)	(117,226)
Deferred revenue	(1,906)	5,782
Liabilities related to interest rate swap contracts	(192,344)	(79,468)
Net cash provided by operating activities	1,276,554	1,449,760
Cash flows from investing activities:
Capital expenditures	(877,497)	(535,895)
Payments for acquisitions, net of cash acquired	—	(340,570)
Other, net	(610)	(1,074)
Net cash used in investing activities	(878,107)	(877,539)
Cash flows from financing activities:
Proceeds from long-term debt	460,000	3,160,000
Repayment of long-term debt	(758,861)	(3,057,469)
Proceeds from collateralized indebtedness and related derivative contracts, net	—	185,105
Repayment of collateralized indebtedness and related derivative contracts, net	—	(185,105)
Distributions to parent	—	(685,478)
Principal payments on finance lease obligations	(62,221)	(37,560)
Other	—	(9,024)
Net cash used in financing activities	(361,082)	(629,531)
Net increase (decrease) in cash and cash equivalents	37,365	(57,310)
Effect of exchange rate changes on cash and cash equivalents	(110)	479
Net increase (decrease) in cash and cash equivalents	37,255	(56,831)
Cash, cash equivalents and restricted cash at beginning of year	193,418	278,202
Cash, cash equivalents and restricted cash at end of period	$230,673	$221,371

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
Altice USA, through CSC Holdings, LLC (a wholly-owned subsidiary of Cablevision Systems Corporation) and its consolidated subsidiaries ("CSC Holdings," and collectively with Altice USA, the "Company"), principally provides broadband communications and video services in the United States. It has marketed its residential services primarily under two brands: Optimum, in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. On August 1, 2022, the Company began marketing the Suddenlink services under the Optimum brand. It operates enterprise services under the brands Lightpath, Altice Business, Optimum Business and Suddenlink Business. It delivers broadband, video, telephony services, proprietary content and advertising services to residential and business customers. In addition, the Company offers a full service mobile offering, to consumers across its footprint. As these brands are managed on a consolidated basis, the Company classifies its operations in one segment.
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
ASU No. 2021-10, Government Assistance (Topic 832)
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832), which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy (for example, IFRS guidance in IAS 20 or guidance on contributions for not-for-profit entities in ASC 958-605). For transactions in the scope of the new standard, business entities will need to provide information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The Company adopted the new guidance on January 1, 2022, and the Company will provide required disclosures for any future material transactions.
NOTE 4.    REVENUE
The following table presents the composition of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Broadband	$1,002,680	$992,155	$1,988,197	$1,962,726
Video	841,549	892,605	1,683,436	1,798,439
Telephony	84,621	103,374	169,855	210,355
Residential	1,928,850	1,988,134	3,841,488	3,971,520
Business services and wholesale	371,503	372,010	739,025	739,226
News and advertising	133,250	131,767	247,925	236,837
Mobile	26,440	20,664	50,475	39,899
Other	2,971	3,433	5,998	7,347
Total revenue	$2,463,014	$2,516,008	$4,884,911	$4,994,829
The Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers. In instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three and six months ended June 30, 2022, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $58,573 and $117,661, respectively. For the three and six months ended June 30, 2021, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $65,838 and $131,894, respectively.
Customer Contract Costs
Deferred enterprise sales commission costs are included in other current and noncurrent assets in the consolidated

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
balance sheets and totaled $17,296 and $17,669 as of June 30, 2022 and December 31, 2021, respectively.
A significant portion of our revenue is derived from residential and small and medium-sized business ("SMB") customer contracts which are month-to month. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of the future revenue to be recognized from our existing customer base. Contracts with enterprise customers generally range from three years to five years, and services may only be terminated in accordance with the contractual terms.
Concentration of Credit Risk
The Company did not have a single customer that represented 10% or more of its consolidated revenues for the three and six months ended June 30, 2022 and 2021 or 10% or more of its consolidated net trade receivables at June 30, 2022 and December 31, 2021, respectively.
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
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income per share attributable to Altice USA stockholders for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Basic weighted average shares outstanding	453,230	456,955	453,230	463,060
Effect of dilution:
Stock options	—	6,681	—	6,427
Restricted stock	—	1	—	23
Diluted weighted average shares outstanding	453,230	463,637	453,230	469,510

Weighted average shares excluded from diluted weighted average shares outstanding:
Anti-dilutive shares	57,921	910	58,160	704
Performance stock units and restricted stock whose performance metrics have not been achieved.	7,445	8,747	7,574	8,748
Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Altice USA.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
The Company's non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2022	2021
Non-Cash Investing and Financing Activities:
Altice USA and CSC Holdings:
Property and equipment accrued but unpaid and other	$341,313	$244,163
Notes payable issued for the purchase of equipment and other assets	51,501	33,818
Right-of-use assets acquired in exchange for finance lease obligations	94,771	77,715
Other non-cash investing and financing transactions	—	2,083
CSC Holdings:
Distributions to parent	—	20,408
Supplemental Data:
Altice USA and CSC Holdings:
Cash interest paid, net of capitalized interest	565,542	586,176
Income taxes paid, net	173,317	107,026
NOTE 7.    INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired amortizable intangible assets:

	As of June 30, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,113,669	$(4,263,141)	$1,850,528	$6,113,669	$(4,020,282)	$2,093,387	3 to 18 years
Trade names	1,081,083	(1,035,675)	45,408	1,081,083	(988,563)	92,520	2 to 10 years
Other amortizable intangibles	59,831	(44,925)	14,906	58,398	(42,304)	16,094	1 to 15 years
	$7,254,583	$(5,343,741)	$1,910,842	$7,253,150	$(5,051,149)	$2,202,001

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization expense related to amortizable intangible assets	$145,437	$161,994	$292,592	$327,108

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
NOTE 8.    DEBT
The following table provides details of the Company's outstanding debt:

		Interest Rate		June 30, 2022		December 31, 2021
Date Issued	Maturity Date			Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
September 27, 2012	September 15, 2022	5.875%		$649,024	$644,839	$649,024	$635,310
May 23, 2014	June 1, 2024	5.250%		750,000	718,534	750,000	711,137
October 18, 2018	April 1, 2028	7.500%		4,118	4,113	4,118	4,113
November 27, 2018	April 1, 2028	7.500%		1,045,882	1,044,664	1,045,882	1,044,582
July 10 and October 7, 2019	January 15, 2030	5.750%		2,250,000	2,281,214	2,250,000	2,282,875
June 16 and August 17, 2020	December 1, 2030	4.625%		2,325,000	2,365,023	2,325,000	2,366,886
May 13, 2021	November 15, 2031	5.000%		500,000	498,304	500,000	498,234
				7,524,024	7,556,691	7,524,024	7,543,137
CSC Holdings Senior Guaranteed Notes:
September 23, 2016	April 15, 2027	5.500%		1,310,000	1,306,793	1,310,000	1,306,508
January 29, 2018	February 1, 2028	5.375%		1,000,000	994,661	1,000,000	994,262
January 24, 2019	February 1, 2029	6.500%		1,750,000	1,747,649	1,750,000	1,747,511
June 16, 2020	December 1, 2030	4.125%		1,100,000	1,095,870	1,100,000	1,095,672
August 17, 2020	February 15, 2031	3.375%		1,000,000	997,112	1,000,000	996,970
May 13, 2021	November 15, 2031	4.500%		1,500,000	1,494,923	1,500,000	1,494,710
				7,660,000	7,637,008	7,660,000	7,635,633
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility	January 31, 2024 (c)	3.574%	(b)	675,000	670,296	900,000	893,864
Term Loan B	July 17, 2025	3.574%		2,850,000	2,842,600	2,865,000	2,856,421
Incremental Term Loan B-3	January 15, 2026	3.574%		1,233,563	1,230,444	1,239,938	1,236,394
Incremental Term Loan B-5	April 15, 2027	3.824%		2,932,500	2,916,342	2,947,500	2,929,813
				7,691,063	7,659,682	7,952,438	7,916,492
Lightpath Senior Notes:
September 29, 2020	September 15, 2028	5.625%		415,000	407,586	415,000	407,104
Lightpath Senior Secured Notes:
September 29, 2020	September 15, 2027	3.875%		450,000	442,381	450,000	441,739
Lightpath Term Loan	November 30, 2027	4.574%		591,000	577,282	594,000	579,119
Lightpath Revolving Credit Facility	November 30, 2025	(d)		—	—	—	—
				1,456,000	1,427,249	1,459,000	1,427,962
Collateralized indebtedness (see Note 9)				1,759,017	1,726,366	1,759,017	1,706,997
Finance lease obligations				251,285	251,285	218,735	218,735
Notes payable and supply chain financing (e)				114,819	114,819	97,804	97,804
				26,456,208	26,373,100	26,671,018	26,546,760
Less: current portion of credit facility debt				(78,750)	(78,750)	(78,750)	(78,750)
Less: current portion of senior notes				(649,024)	(644,839)	(649,024)	(635,310)
Less: current portion of collateralized indebtedness (f)				(1,759,017)	(1,726,366)	—	—
Less: current portion of finance lease obligations				(129,329)	(129,329)	(109,204)	(109,204)
Less: current portion of notes payable and supply chain financing				(114,406)	(114,406)	(94,049)	(94,049)
				(2,730,526)	(2,693,690)	(931,027)	(917,313)
Long-term debt				$23,725,682	$23,679,410	$25,739,991	$25,629,447

(a)The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums and with respect to certain notes, a fair value adjustment resulting from the Cequel and Cablevision acquisitions.
(b)At June 30, 2022, $132,389 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $1,667,611 of the facility was undrawn and available, subject to covenant limitations.

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
(e)Includes $107,581 as of June 30, 2022 and $89,898 as of December 30, 2021 related to supply chain financing agreements that are required to be repaid within one year from the date of the respective agreement.
(f)This indebtedness is collateralized by shares of Comcast common stock. Our intent is to settle such indebtedness with proceeds from new monetization contracts. To the extent we do not enter into new monetization contracts, we could settle the existing collateralized indebtedness by (i) delivering shares of Comcast common stock or (ii) delivering cash. Because this collateralized debt matures in May 2023, it has been classified as current in the accompanying balance sheet as of June 30, 2022, and because there is no assurance that a financing under new monetization contracts can be completed when this debt matures, the related investments held as collateral have also been classified as current.
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
As of June 30, 2022, CSC Holdings and Cablevision Lightpath were in compliance with applicable financial covenants under their respective credit facilities and with applicable financial covenants under each respective indenture by which the senior guaranteed notes, senior secured notes and senior notes were issued.
On July 13, 2022, CSC Holdings entered into an amendment (the "Twelfth Amendment") to its senior secured credit facility (the "Credit Agreement"). The Twelfth Amendment provides for, among other things, new revolving credit commitments (the “2022 Revolving Credit Commitments”) in an aggregate principal amount of $2,325,000 with an extended maturity until the date that is the earlier of (i) July 13, 2027 and (ii) April 17, 2025 if, as of such date, any March 2017 Term Loans, as defined in the Credit Agreement are still outstanding, unless the March 2017 Term Loan Maturity Date (as defined in the Credit Agreement) has been extended to a date falling after July 13, 2027. After the effectiveness of the Twelfth Amendment, our existing revolving commitments maturing in January 2024 will equal an aggregate principal amount of $150,000. The loans made pursuant to the 2022 Revolving Credit Commitments may be composed of Term Secured Overnight Financing Rate ("SOFR") borrowings or alternative base rate borrowings, and will bear interest at a rate per annum equal to the Term SOFR rate (plus a Term SOFR credit adjustment spread of 0.10%) or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 1.25% per annum and (ii) with respect to any Term SOFR loan, 2.25% per annum.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Summary of Debt Maturities
The future maturities of debt payable by the Company under its various debt obligations outstanding as of June 30, 2022, including notes payable and collateralized indebtedness (see Note 9), but excluding finance lease obligations, are as follows:

2022	$756,533
2023	1,884,313
2024	1,503,889
2025	2,823,750
2026	1,224,938
Thereafter	18,011,500
The table above does not reflect the extension of the maturity date pursuant to the amendment to the Credit Agreement discussed above.
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
All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  If any one of these contracts was terminated prior to its scheduled maturity date, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date. As of June 30, 2022, the Company did not have an early termination shortfall relating to any of these contracts.
The Company monitors the financial institutions that are counterparties to its equity derivative contracts. All of the counterparties to such transactions carry investment grade credit ratings as of June 30, 2022.
In January 2021, the Company settled collateralized indebtedness and an equity derivative contract aggregating $185,105 upon maturity related to 5,337,750 shares of Comcast common stock held by us, with proceeds of $185,105 received in January 2021 pursuant to the synthetic monetization closeout transaction in November 2019. In connection with this transaction the Company recorded (i) a decrease in notes payable of $59,451 and (ii) an increase in collateralized debt of $59,451.
Interest Rate Swap Contracts
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. As of June 30, 2022, the Company did not hold and has not issued derivative instruments for trading or speculative purposes.
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at
		June 30, 2022	December 31, 2021

Asset Derivatives:
Interest rate swap contracts	Prepaid expenses and other current assets	$—	$2,993
Prepaid forward contracts	Prepaid expenses and other current assets	158,246	—
Interest rate swap contracts	Other asset, long-term	76,905	—
		235,151	2,993
Liability Derivatives:
Interest rate swap contracts	Other current liabilities	—	(3,441)
Prepaid forward contracts	Liabilities under derivative contracts, long-term	—	(161,942)
Interest rate swap contracts	Liabilities under derivative contracts, long-term	—	(114,991)
		$—	$(280,374)
The following table presents certain consolidated statement of operations data related to our derivative contracts and the underlying common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gain (loss) on derivative contracts related to change in the value of equity derivative contracts related to Comcast common stock	$219,114	$(98,840)	$320,188	$(152,405)
Change in the fair value of Comcast common stock included in gain (loss) on investments	(325,601)	125,000	(476,374)	198,453
Gain (loss) on interest rate swap contracts	39,868	(21,574)	163,015	54,079
The following is a summary of interest rate swap contracts outstanding at June 30, 2022:

Maturity Date	Notional Amount	Company Pays	Company Receives
CSC Holdings:
January 2025	$500,000	Fixed rate of 1.53%	Three-month LIBOR
January 2025	500,000	Fixed rate of 1.625%	Three-month LIBOR
January 2025	500,000	Fixed rate of 1.458%	Three-month LIBOR
December 2026	750,000	Fixed rate of 2.9155%	Three-month LIBOR
December 2026	750,000	Fixed rate of 2.9025%	Three-month LIBOR
Lightpath:
December 2026 (a)	300,000	Fixed rate of 2.161%	One-month LIBOR

(a)Interest rate swap contract was effective April 2022. This swap contract is also not designated as a hedge for accounting purposes. Accordingly, this contract is carried at its fair market value on our consolidated balance sheet, with changes in fair value reflected in the consolidated statements of operations.

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
The following table presents the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis and their classification under the fair value hierarchy:

	Fair Value Hierarchy	June 30, 2022	December 31, 2021
Assets:
Money market funds	Level I	$117,940	$100,015
Investment securities pledged as collateral	Level I	1,685,563	2,161,937
Prepaid forward contracts	Level II	158,246	—
Interest rate swap contracts	Level II	76,905	2,993
Liabilities:
Prepaid forward contracts	Level II	—	161,942
Interest rate swap contracts	Level II	—	118,432
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

		June 30, 2022		December 31, 2021
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

Credit facility debt	Level II	$8,236,964	$8,282,063	$8,495,611	$8,546,438
Collateralized indebtedness	Level II	1,726,366	1,715,482	1,706,997	1,741,710
Senior guaranteed notes and senior secured notes	Level II	8,079,389	6,728,775	8,077,372	8,180,813
Senior notes	Level II	7,964,277	6,073,913	7,950,241	7,883,071
Notes payable and supply chain financing	Level II	114,819	114,766	97,804	97,588
		$26,121,815	$22,914,999	$26,328,025	$26,449,620

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
For the three and six months ended June 30, 2022, the Company recorded a tax expense of $33,890 and $116,736 on pre-tax income of $147,430 and $432,417, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and state tax expense.
For the three and six months ended June 30, 2021, the Company recorded a tax expense of $61,820 and $173,827 on pre-tax income of $262,754 and $653,300, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and state tax expense.
NOTE 12.    SHARE-BASED COMPENSATION
The following table presents share-based compensation expense recognized by the Company and unrecognized compensation cost:

	Share-Based Compensation				Unrecognized Compensation Cost As of June 30, 2022
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Carry Unit Plan	$—	$44	$—	$803	$—
Awards issued pursuant to LTIP (a):
Stock Option Awards	19,910	24,473	42,407	48,696	112,943
Performance Stock Units	1,601	2,868	3,627	5,850	37,133
Restricted Share Units	15,018	261	31,027	578	83,563
	$36,529	$27,646	$77,061	$55,927	$233,639

(a)In June 2022, shareholders of the Company approved an increase to the number of shares authorized for issuance under the 2017 Altice USA Long Term Incentive Plan, as amended, by 35,000,000 shares to 89,879,291 shares.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Stock Option Awards
The following table summarizes activity related to stock options granted to Company employees:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)
Balance at December 31, 2021	50,998,816	$22.51	8.29	$6,801
Granted	3,154,016	13.58
Forfeited	(3,855,252)	22.95
Balance at June 30, 2022	50,297,580	$21.83	8.12	—
Options exercisable at June 30, 2022	18,581,265	$24.14	6.88	$—

(a)The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of Altice USA's Class A common stock at the respective date.
The total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately 2.35 years.
The weighted-average fair value of stock option awards granted during the six months ended June 30, 2022 was $4.51. The following weighted-average assumptions were used to calculate the fair values of stock option awards granted during the six months ended June 30, 2022:

Risk-free interest rate	2.49%
Expected life (in years)	6.12
Dividend yield	—%
Volatility	38.42%
Performance Stock Unit Awards
The following table summarizes activity related to performance stock units ("PSUs") granted to Company employees:

Number of PSUs
Balance at December 31, 2021	6,361,894
Forfeited	(342,117)
Balance at June 30, 2022	6,019,777
The PSUs have a weighted average grant date fair value of $10.65 per unit. The total unrecognized compensation cost related to the outstanding PSUs is expected to be recognized over a weighted-average period of approximately 3.58 years.
Restricted Share Units
The following table summarizes activity related to restricted share units granted to Company employees:

Number of Units
Balance at December 31, 2021	6,617,837
Granted	1,136,256
Forfeited	(213,651)
Balance at June 30, 2022	7,540,442

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Lightpath Plan Awards
As of June 30, 2022, 478,725 Class A-1 management incentive units and 250,075 Class A-2 management incentive units ("Award Units") granted to certain employees of Lightpath were outstanding. Vested units will be redeemed upon a partial exit, a change in control or the completion of an initial public offering, as defined in the Lightpath Holdings LLC agreement. The grant date fair value of the Award Units granted and outstanding aggregated $31,785 and will be expensed in the period in which a partial exit or a liquidity event is consummated.
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
The following table summarizes the revenue and expenses related to services provided to or received from affiliates and related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$478	$3,035	$1,116	$6,441
Operating expenses:
Programming and other direct costs	$(2,715)	$(4,504)	$(7,333)	$(6,732)
Other operating expenses, net	(3,037)	(2,696)	(6,132)	(5,875)
Operating expenses, net	(5,752)	(7,200)	(13,465)	(12,607)
Net charges	$(5,274)	$(4,165)	$(12,349)	$(6,166)
Capital expenditures	$28,255	$9,589	$40,093	$20,210
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	June 30, 2022	December 31, 2021
Due from:
Altice Europe	$385	$241
Other affiliates and related parties	3,405	3,535
	$3,790	$3,776
Due to:
Altice Europe	$25,484	$30,604
Other affiliates and related parties	283	1,206
	$25,767	$31,810

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
CSC Holdings
During the three and six months ended June 30, 2022 and 2021, CSC Holdings made cash equity distribution payments to its parent. Also, CSC Holdings recorded net non-cash equity contributions (distributions) which represent the non-cash settlement of intercompany balances with Altice USA. These balances primarily include amounts due to/due from Altice USA pursuant to a tax sharing agreement between the entities. See summary below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash distribution payments to Altice USA	$—	$(184,478)	$—	$(685,478)
Non-cash equity distributions, net to Altice USA	—	(19,660)	—	(20,408)
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
Overview
Our Business
We principally provide broadband communications and video services in the United States and have marketed our services primarily under two brands: Optimum, primarily in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. On August 1, 2022, the Company began marketing the Suddenlink services under the Optimum brand. We deliver broadband, video, telephony, and mobile services to approximately 4.9 million residential and business customers. Our footprint extends across 21 states through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a fiber-to-the-home ("FTTH") network with approximately 9.4 million total passings as of June 30, 2022. Additionally, we offer news programming and content, advertising services, as well as a full service mobile offering to consumers across our footprint.
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
In March 2020, the United States declared a national emergency concerning the outbreak of COVID-19. Since then, there have been extraordinary and wide-ranging actions taken by federal, state and local governmental authorities to contain and combat the outbreak and spread of the virus and new variants, including lockdowns, social distancing directives and testing, and vaccine mandates. While certain government regulations and mandates have eased and COVID-19 vaccines have become broadly available, governmental authorities continue to monitor the situation and have indicated a willingness to continue taking various actions in an effort to slow or prevent an increase in the spread of COVID-19.
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
We derive revenue principally through monthly charges to residential customers of our broadband, video, and telephony services and other related services. Our residential broadband, video, and telephony services accounted for approximately 41%, 34%, and 3%, respectively, of our consolidated revenue for the six months ended June 30, 2022. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking and video services. For the six months ended June 30, 2022, 15% of our consolidated revenue was derived from these business services. In addition, we derive revenues from the sale of advertising time available on the programming carried on our cable television systems, digital advertising, branded content, affiliation fees for news programming, and data analytics, which accounted for approximately 5% of our consolidated revenue for the six months ended June 30, 2022. Our mobile and other revenue for the six months ended June 30, 2022 accounted for approximately 1% of our consolidated revenue.
Revenue is impacted by rate increases, promotional offerings, changes in the number of customers that subscribe to our services, including additional services sold to our existing customers, programming package changes by our video customers, speed tier changes by our broadband customers, and acquisitions and construction of cable systems that result in the addition of new customers.
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
Results of Operations - Altice USA (unaudited)

	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
	2022	2021		2022	2021
Revenue:
Broadband	$1,002,680	$992,155	$10,525	$1,988,197	$1,962,726	$25,471
Video	841,549	892,605	(51,056)	1,683,436	1,798,439	(115,003)
Telephony	84,621	103,374	(18,753)	169,855	210,355	(40,500)
Residential revenue	1,928,850	1,988,134	(59,284)	3,841,488	3,971,520	(130,032)
Business services and wholesale revenue	371,503	372,010	(507)	739,025	739,226	(201)
News and advertising	133,250	131,767	1,483	247,925	236,837	11,088
Mobile	26,440	20,664	5,776	50,475	39,899	10,576
Other	2,971	3,433	(462)	5,998	7,347	(1,349)
Total revenue	2,463,014	2,516,008	(52,994)	4,884,911	4,994,829	(109,918)
Operating expenses:
Programming and other direct costs	819,011	849,872	30,861	1,647,804	1,701,736	53,932
Other operating expenses	673,464	589,180	(84,284)	1,315,370	1,169,613	(145,757)
Restructuring and other expense	2,673	5,864	3,191	6,051	9,073	3,022
Depreciation and amortization (including impairments)	446,125	444,327	(1,798)	881,474	879,184	(2,290)
Operating income	521,741	626,765	(105,024)	1,034,212	1,235,223	(201,011)
Other income (expense):
Interest expense, net	(310,213)	(319,371)	9,158	(613,575)	(635,683)	22,108
Gain (loss) on investments	(325,601)	125,019	(450,620)	(476,374)	198,472	(674,846)
Gain (loss) on derivative contracts, net	219,114	(98,840)	317,954	320,188	(152,405)	472,593
Gain (loss) on interest rate swap contracts, net	39,868	(21,574)	61,442	163,015	54,079	108,936
Loss on extinguishment of debt and write-off of deferred financing costs	—	(51,712)	51,712	—	(51,712)	51,712
Other income, net	2,521	2,467	54	4,951	5,326	(375)
Income before income taxes	147,430	262,754	(115,324)	432,417	653,300	(220,883)
Income tax expense	(33,890)	(61,820)	27,930	(116,736)	(173,827)	57,091
Net income	113,540	200,934	(87,394)	315,681	479,473	(163,792)
Net income attributable to noncontrolling interests	(7,366)	(3,274)	(4,092)	(12,956)	(7,677)	(5,279)
Net income attributable to Altice USA, Inc. stockholders	$106,174	$197,660	$(91,486)	$302,725	$471,796	$(169,071)

The following is a reconciliation of net income to Adjusted EBITDA and Operating Free Cash Flow (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$113,540	$200,934	$315,681	$479,473
Income tax expense	33,890	61,820	116,736	173,827
Other income, net	(2,521)	(2,467)	(4,951)	(5,326)
Loss (gain) on interest rate swap contracts, net	(39,868)	21,574	(163,015)	(54,079)
Loss (gain) on derivative contracts, net	(219,114)	98,840	(320,188)	152,405
Loss (gain) on investments	325,601	(125,019)	476,374	(198,472)
Loss on extinguishment of debt and write-off of deferred financing costs	—	51,712	—	51,712
Interest expense, net	310,213	319,371	613,575	635,683
Depreciation and amortization (including impairments)	446,125	444,327	881,474	879,184
Restructuring and other expense	2,673	5,864	6,051	9,073
Share-based compensation	36,529	27,646	77,061	55,927
Adjusted EBITDA	1,007,068	1,104,602	1,998,798	2,179,407
Less: Capital expenditures (cash)	485,126	323,104	877,497	535,895
Operating Free Cash Flow	$521,942	$781,498	$1,121,301	$1,643,512
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net cash flows from operating activities	$676,335	$729,543	$1,276,554	$1,479,165
Less: Capital expenditures (cash)	485,126	323,104	877,497	535,895
Free Cash Flow	$191,209	$406,439	$399,057	$943,270

The following table sets forth certain customer metrics, excluding our mobile customers, for the Company (unaudited):

	June 30,	March 31,	June 30,
	2022	2022	2021 (j)
	(in thousands)
Total passings (a)	9,363.1	9,304.9	9,195.1
Total customer relationships (b)(c)	4,947.3	4,995.0	5,051.4
Residential	4,564.2	4,612.1	4,670.7
SMB	383.1	382.9	380.7
Residential customers:
Broadband	4,333.6	4,373.2	4,401.3
Video	2,574.2	2,658.7	2,870.5
Telephony	1,886.9	1,951.5	2,118.4
Penetration of total passings (d)	52.8%	53.7%	54.9%
ARPU (e)	$140.13	$137.92	$142.24

FTTH total passings (f)	1,587.1	1,316.6	982.5
FTTH customer relationships (g)(h)	104.4	81.0	47.3
FTTH Residential	103.7	80.4	47.3
FTTH SMB	0.7	0.6	0.1
Penetration of FTTH total passings (i)	6.6%	6.1%	4.8%

(a)Represents the estimated number of single residence homes, apartments and condominium units passed by our HFC and FTTH network in areas serviceable without further extending the transmission lines. In addition, it includes commercial establishments that have connected to our HFC and FTTH network. Broadband services were not available to approximately 30 thousand total passings and telephony services were not available to approximately 500 thousand total passings. Amounts as of June 30, 2021 include approximately 89 thousand total passings that were acquired from Morris Broadband in April 2021.
(b)Represents number of households/businesses that receive at least one of the Company's fixed-line services.
(c)Customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets on our HFC and FTTH network. Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group. Most of these accounts are also not entirely free, as they typically generate revenue through pay-per-view or other pay services and certain equipment fees. Free status is not granted to regular customers as a promotion. In counting bulk residential customers, such as an apartment building, we count each subscribing family unit within the building as one customer, but do not count the master account for the entire building as a customer. We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual room units at that hotel. Amounts as of June 30, 2021 include 37.3 thousand customer relationships (35.1 thousand residential and 2.2 thousand SMB) that were acquired from Morris Broadband in April 2021.
(d)Represents the number of total customer relationships divided by total passings.
(e)Calculated by dividing the average monthly revenue for the respective quarter derived from the sale of broadband, video and telephony services to residential customers by the average number of total residential customers for the same period.
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
(j)Customer metrics as of June 30, 2021 include customers that were not disconnected pursuant to the New York legislation ("NY Order") enacted in May 2021 that required us, during the pendency of the New York declared COVID-19 State of Emergency and a period thereafter, to maintain broadband, video and voice services for non-paying customers and offer deferred payment plans to customers experiencing financial difficulty. The NY Order was lifted at the end of June 2021, coinciding with the end of the declared COVID-19 State of Emergency in New York, and we have subsequently resumed normal disconnect policies. Customer metrics as of June 30, 2021 also include certain customers impacted by storms in Louisiana in 2020 that were not disconnected pursuant to our normal disconnect policies. See table below for details.

	June 30, 2021
	NY Order	Storms
	Included	Included
	(in thousands)
Total customer relationships	8.4	4.0
Residential	7.3	3.7
SMB	1.1	0.3
Residential customers:
Broadband	7.2	3.4
Video	4.1	2.1
Telephony	3.3	1.0
Altice USA- Comparison of Results for the Three and Six Months Ended June 30, 2022 compared to the Three and Six Months Ended June 30, 2021
Broadband Revenue
Broadband revenue for the three and six months ended June 30, 2022 was $1,002,680 and $1,988,197, respectively, while broadband revenue for the three and six months ended June 30, 2021 was $992,155 and $1,962,726, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Revenue is impacted by rate increases, promotional offerings, changes in the number of customers, and changes in speed tiers. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Broadband revenue increased $10,525 (1%) and $25,471 (1%) for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively. The increases were due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases and service level changes, partially offset by a decrease in broadband customers.
Video Revenue
Video revenue for the three and six months ended June 30, 2022 was $841,549 and $1,683,436, respectively, and $892,605 and $1,798,439, for the three and six months ended June 30, 2021, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Revenue is impacted by rate increases, promotional offerings, changes in the number of customers, additional services sold to our existing customers, and changes in programming packages. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Video revenue decreased $51,056 (6%) and $115,003 (6%) for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The decreases were due primarily to a decline in video customers, partially offset by higher average recurring video revenue per video customer, primarily driven by certain rate increases.
Telephony Revenue
Telephony revenue for the three and six months ended June 30, 2022 and 2021 was $84,621 and $169,855, respectively, and $103,374 and $210,355, for the three and six months ended June 30, 2021, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Revenue is impacted by changes in rates for services, promotional offerings, changes in the number of customers, and additional services sold to our existing customers. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Telephony revenue decreased $18,753 (18%) and $40,500 (19%) for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The decreases were due to a decline in telephony customers and lower average recurring revenue per telephony customer.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three and six months ended June 30, 2022 was $371,503 and $739,025, respectively, and $372,010 and $739,226 for the three and six months ended June 30, 2021, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber-based telecommunications services to the business market, and the sale of broadband, video and telephony services to SMB customers.
Business services and wholesale revenue decreased $507 and $201 for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The decreases were due primarily to lower backhaul revenue and lower SMB video and telephony revenue, partially offset by higher average broadband recurring revenue per SMB customer, primarily driven by certain rate increases and service level changes and an increase in SMB customers.
News and Advertising Revenue
News and advertising revenue for the three and six months ended June 30, 2022 was $133,250 and $247,925, respectively, and $131,767 and $236,837 for the three and six months ended June 30, 2021, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems (linear revenue), (ii) digital advertising, (iii) branded content, and (iv) data analytics. News and advertising revenue also includes affiliation fees for news programming.
News and advertising revenue increased $1,483 (1%) and $11,088 (5%) for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The increase for the six months ended June 30, 2022 compared to June 30, 2021 was primarily due to an increase in advertising revenue, primarily for linear advertising.
Mobile Revenue
Mobile revenue for the three and six months ended June 30, 2022 and 2021 was $26,440 and $50,475, respectively, and $20,664 and $39,899 for the three and six months ended June 30, 2021, respectively. Mobile revenue is derived from the sales of devices and mobile services. Mobile revenue increased $5,776 (28%) and $10,576 (27%) for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The increases were due to higher mobile lines and devices sold. As of June 30, 2022, we had approximately 231,000 mobile lines (including approximately 35,800 receiving free service) compared to approximately 180,000 mobile lines as of June 30, 2021.
Other Revenue
Other revenue for the three and six months ended June 30, 2022 was $2,971 and $5,998, respectively, and for the three and six months ended June 30, 2021 was $3,433 and $7,347, respectively. Other revenue includes revenue from other miscellaneous revenue streams.
Programming and Other Direct Costs
Programming and other direct costs for the three and six months ended June 30, 2022 amounted to $819,011 and $1,647,804, respectively, and $849,872 and $1,701,736, for the three and six months ended June 30, 2021, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs are impacted by increases in contractual rates, new channel launches, and by changes in the number of customers receiving certain programming services. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the costs of mobile devices sold to our customers and direct costs of providing mobile services.
The decreases of $30,861 (4%) and $53,932 (3%) for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 were primarily attributable to the following:

	Three Months	Six Months
Decrease in programming costs primarily due to lower video customers, partially offset by net contractual rate increases	$(22,698)	$(38,005)
Decrease in franchise fee costs due to lower video customers	(3,260)	(6,861)
Net decrease in call completion and transfer costs due to a lower level of activity related to our telephony service, partially offset by an increase related to our mobile services	(2,485)	(4,020)
Decrease in taxes and surcharges	(1,902)	(6,216)
Increase in costs of mobile devices	2,547	4,820
Other net decreases	(3,063)	(3,650)
	$(30,861)	$(53,932)
Programming costs
Programming costs aggregated $672,484 and $1,356,630 for the three and six months ended June 30, 2022 and $695,182 and $1,394,635 for the three and six months ended June 30, 2021, respectively. Our programming costs in 2022 will continue to be impacted by changes in programming rates, which we expect to increase, and by changes in the number of video customers.
Other Operating Expenses
Other operating expenses for the three and six months ended June 30, 2022 amounted to $673,464 and $1,315,370, and for the three and six months ended June 30, 2021 amounted to $589,180 and $1,169,613, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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

The increases in other operating expenses of $84,284 (14%) and $145,757 (12%), for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 were attributable to the following:

	Three Months	Six Months
Net increase in labor costs and benefits, partially offset by an increase in capitalizable activity	$37,014	$58,575
Increase in repairs and maintenance costs	11,916	25,178
Increase in marketing costs, including costs of rebranding our services from Suddenlink to Optimum	13,624	23,618
Increase in share-based compensation costs	8,883	21,134
Increase in bad debt	5,080	8,685
Decrease in legal fees, including legal settlements in 2021	(5,521)	(8,593)
Other net increases	13,288	17,160
	$84,284	$145,757
Restructuring and Other Expense
Restructuring and other expense for the three and six months ended June 30, 2022 amounted to $2,673 and $6,051 as compared to $5,864 and $9,073 for the three and six months ended June 30, 2021, respectively. These amounts include severance and other employee related costs resulting from headcount reductions and facility realignment costs and impairments of certain right of use assets of $1,418 and $4,350 and $5,292 and $7,877, respectively, and transactions costs of $1,255 and $1,701 for the three and six months ended June 30, 2022 and $573 and $1,197 for the three and six months ended June 30, 2021, respectively.
Depreciation and Amortization
Depreciation and amortization for the three and six months ended June 30, 2022 amounted to $446,125 and $881,474 as compared to $444,327 and $879,184 for the three and six months ended June 30, 2021, respectively.
The increases in depreciation and amortization of $1,798 and $2,290 for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 were due to an increase in depreciation as a result of higher asset additions in 2022 as compared to 2021, partially offset by lower amortization expense on intangible assets.
Adjusted EBITDA
Adjusted EBITDA amounted to $1,007,068 and $1,998,798 for the three and six months ended June 30, 2022 as compared to $1,104,602 and $2,179,407 for the three and six months ended June 30, 2021, respectively.
The decreases in Adjusted EBITDA of $97,534 and $180,609 for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, respectively, were due to decreases in revenue and an increase in operating expenses (excluding depreciation and amortization, restructuring and other expense and share-based compensation), as discussed above.
Operating Free Cash Flow
Operating free cash flow was $521,942 and $1,121,301 for the three and six months ended June 30, 2022 as compared to $781,498 and $1,643,512 for the three and six months ended June 30, 2021, respectively. The decreases in operating free cash flow of $259,556 and $522,211, respectively, for the three and six months ended June 30, 2022 as compared to the same periods in 2021 were due to increases in capital expenditures and decreases in Adjusted EBITDA.
Free Cash Flow
Free cash flow was $191,209 and $399,057 for the three and six months ended June 30, 2022 as compared to $406,439 and $943,270 for the three and six months ended June 30, 2021, respectively. The decreases in free cash flow of $215,230 and $544,213 in the three and six month period, respectively, were due to increases in capital expenditures and a decrease in net cash provided by operating activities.
Interest Expense, net
Interest expense, net was $310,213 and $613,575 for the three and six months ended June 30, 2022, as compared to $319,371 and $635,683, respectively. The decreases of $9,158 and $22,108 for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 were attributable to the following:

	Three Months	Six Months
Decrease due primarily to a decrease in average debt balances for the three and six month periods, partially offset by an increase in interest rates in the three month period	$(2,125)	$(13,366)
Capitalized interest related to FTTH network construction	(5,248)	(5,248)
Higher interest income	(323)	(348)
Other net decreases, primarily amortization of deferred financing costs and original issue discounts	(1,462)	(3,146)
	$(9,158)	$(22,108)
Gain (Loss) on Investments
Gain (loss) on investments was $(325,601) and $(476,374) for the three and six months ended June 30, 2022 as compared to $125,019 and $198,472 for the three and six months ended June 30, 2021, respectively and consists of the increase (decrease) in the fair value of Comcast common stock owned by the Company. The effects of these gains (losses) are partially offset by the losses (gains) on the related equity derivative contracts, net described below.
Gain (Loss) on Derivative Contracts, net
Gain (loss) on derivative contracts, net for the three and six months ended June 30, 2022 amounted to $219,114 and $320,188 compared to $(98,840) and $(152,405) for the three and six months ended June 30, 2021 and includes realized and unrealized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company. The effects of these gains (losses) are offset by losses (gains) on investment securities pledged as collateral, which are included in gain (loss) on investments discussed above.
Gain (Loss) on Interest Rate Swap Contracts, net
Gain (loss) on interest rate swap contracts, net was $39,868 and $163,015 for the three and six months ended June 30, 2022 compared to $(21,574) and $54,079 for the three and six months ended June 30, 2021, respectively. These amounts represent the change in the fair value of the interest rate swap contracts. These contracts are not designated as hedges for accounting purposes.
Other Income, net
Other income, net amounted to $2,521 and $4,951 for the three and six months ended June 30, 2022 compared to $2,467 and $5,326 for the three and six months ended June 30, 2021, respectively. These amounts include dividends received on Comcast common stock owned by the Company and the non-service cost/benefit components of the Company's pension plan.
Income Tax Expense
For the three and six months ended June 30, 2022, Altice USA recorded a tax expense of $33,890 and $116,736 on pre-tax income of $147,430 and $432,417, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and state tax expense.
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
The following is a reconciliation of CSC Holdings' net cash flow from operating activities to Free Cash Flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net cash flows from operating activities	$675,576	$700,798	$1,276,554	$1,449,760
Less: Capital expenditures (cash)	485,126	323,104	877,497	535,895
Free Cash Flow	$190,450	$377,694	$399,057	$913,865

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
We expect to utilize free cash flow and availability under the CSC Holdings revolving credit facility, as well as future refinancing transactions, to further extend the maturities of, or reduce the principal on, our debt obligations. The timing and terms of any refinancing transactions will be subject to, among other factors, market conditions. Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from other borrowings to repay the outstanding debt securities through open market purchases, privately negotiated purchases, tender offers, or redemptions. With regard to our collateralized indebtedness that matures in May 2023, our intent is to settle such indebtedness with proceeds from new monetization contracts. To the extent we do not enter into new monetization contracts, we could settle the existing collateralized indebtedness by (i) delivering shares of Comcast common stock or (ii) delivering cash. Because this collateralized debt matures in May 2023, it has been classified as current in the accompanying balance sheet as of June 30, 2022, and because there is no assurance that a financing under new monetization contracts can be completed when this debt matures, the related investments held as collateral have also been classified as current.
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

Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums (excluding accrued interest), as well as interest expense for the six months ended June 30, 2022:

	CSC Holdings Restricted Group	Lightpath	Other Unrestricted Entities	Altice USA/CSC Holdings
Debt outstanding:
Credit facility debt	$7,659,682	$577,282	$—	$8,236,964
Senior guaranteed notes	7,637,008	—	—	7,637,008
Senior secured notes	—	442,381	—	442,381
Senior notes	7,556,691	407,586	—	7,964,277
Subtotal	22,853,381	1,427,249	—	24,280,630
Finance lease obligations	251,285	—	—	251,285
Notes payable and supply chain financing	114,819	—	—	114,819
Subtotal	23,219,485	1,427,249	—	24,646,734
Collateralized indebtedness relating to stock monetizations (a)	—	—	1,726,366	1,726,366
Total debt	$23,219,485	$1,427,249	$1,726,366	$26,373,100
Interest expense, net:
Credit facility debt, senior notes, finance leases, notes payable and supply chain financing	$540,846	$34,558	$—	$575,404
Collateralized indebtedness relating to stock monetizations (a)	—	—	38,610	38,610
Total interest expense, net	$540,846	$34,558	$38,610	$614,014

(a)This indebtedness is collateralized by shares of Comcast common stock. Our intent is to settle such indebtedness with proceeds from new monetization contracts. To the extent we do not enter into new monetization contracts, we could settle the existing collateralized indebtedness by (i) delivering shares of Comcast common stock or (ii) delivering cash. Because this collateralized debt matures in May 2023, it has been classified as current in the accompanying balance sheet as of June 30, 2022, and because there is no assurance that a financing under new monetization contracts can be completed when this debt matures, the related investments held as collateral have also been classified as current.
Payment Obligations Related to Debt
As of June 30, 2022, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as notes payable and supply chain financing, and the value deliverable at maturity under monetization contracts, but excluding finance lease obligations are as follows:

	CSC Holdings Restricted Group (b)	Lightpath	Other Unrestricted Entities (a)	Altice USA/ CSC Holdings
2022	$1,305,710	$37,715	$16,989	$1,360,414
2023	1,198,827	76,862	1,776,378	3,052,067
2024	2,523,185	75,265	—	2,598,450
2025	3,791,414	75,925	—	3,867,339
2026	2,078,391	73,414	—	2,151,805
Thereafter	18,835,904	1,506,150	—	20,342,054
Total	$29,733,431	$1,845,331	$1,793,367	$33,372,129

(a)Includes $1,793,367 related to the Company's collateralized indebtedness (including related interest).
(b)Does not reflect the extension of the maturity date and change in interest rates from LIBOR to SOFR pursuant to the amendment to the CSC Holdings Credit Agreement discussed below.

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
CSC Holdings Credit Facility
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($2,850,000 outstanding at June 30, 2022) (the "CSC Term Loan Facility", and the term loans extended under the CSC Term Loan Facility, the "CSC Term Loans") and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($675,000 outstanding at June 30, 2022) (the "CSC Revolving Credit Facility" and, together with the CSC Term Loan Facility, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016, March 15, 2017, January 12, 2018, October 15, 2018, January 24, 2019, February 7, 2019, May 14, 2019, October 3, 2019, and July 13, 2022, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
In October 2018, CSC Holdings entered into a $1,275,000 ($1,233,563 outstanding at June 30, 2022) incremental term loan facility (the “Incremental Term Loan B-3”) and in October 2019, CSC Holdings entered into a $3,000,000 ($2,932,500 outstanding at June 30, 2022) incremental term loan facility ("Incremental Term Loan B-5") under its existing credit facilities agreement.
On July 13, 2022, CSC Holdings entered into an amendment (the "Twelfth Amendment") to the CSC Credit Facilities Agreement. The Twelfth Amendment provides for, among other things, new revolving credit commitments (the “2022 Revolving Credit Commitments”) in an aggregate principal amount of $2,325,000 with an extended maturity until the date that is the earlier of (i) July 13, 2027 and (ii) April 17, 2025 if, as of such date, any March 2017 Term Loans, as defined in the CSC Credit Facilities Agreement are still outstanding, unless the March 2017 Term Loan Maturity Date (as defined in the CSC Credit Facilities Agreement) has been extended to a date falling after July 13, 2027. After the effectiveness of the Twelfth Amendment, our existing revolving commitments maturing in January 2024 will equal an aggregate principal amount of $150,000. The loans made pursuant to the 2022 Revolving Credit Commitments may be composed of Term Secured Overnight Financing Rate ("SOFR") borrowings or alternative base rate borrowings, and will bear interest at a rate per annum equal to the Term SOFR rate (plus a Term SOFR credit adjustment spread of 0.10%) or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 1.25% per annum and (ii) with respect to any Term SOFR loan, 2.25% per annum.
See Note 8 to our consolidated financial statements for further information regarding the CSC Credit Facilities Agreement.
Lightpath Credit Facility
In November 2020, Lightpath entered into a credit agreement which provides a term loan in an aggregate principal amount of $600,000 ($591,000 outstanding at June 30, 2022) and revolving loan commitments in an aggregate principal amount of $100,000. As of June 30, 2022, there were no borrowings outstanding under the Lightpath revolving credit facility. See Note 8 to our consolidated financial statements for further information regarding the Lightpath credit agreement.

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
Capital Expenditures
The following table presents the Company's capital expenditures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer premise equipment	$80,266	$50,399	$161,850	$92,235
Network infrastructure	313,066	160,896	546,889	277,283
Support and other	52,504	77,921	98,164	107,894
Business Services	39,290	33,888	70,594	58,483
Capital purchases (cash basis)	485,126	323,104	877,497	535,895
Right-of-use assets acquired in exchange for finance lease obligations	47,483	39,367	94,771	77,715
Notes payable issued to vendor for the purchase of equipment and other assets	16,431	33,818	51,501	33,818
Change in accrued and unpaid purchases and other	17,498	(22,832)	5,633	37,502
Capital purchases (accrual basis)	$566,538	$373,457	$1,029,402	$684,930
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
Cash Flow Discussion
Altice USA
Operating Activities
Net cash provided by operating activities amounted to $1,276,554 for the six months ended June 30, 2022 compared to $1,479,165 for the six months ended June 30, 2021.
The decrease in cash provided by operating activities of $202,611 in 2022 as compared to 2021 resulted from a decrease of $55,996 due to changes in working capital (including a decrease in interest payments of $20,634 and an increase in tax payments of $66,291) as well as the timing of payments of liabilities, and collections of accounts receivable, among other items, and a decrease in net income before depreciation and amortization and other non-cash items of $146,615.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 was $878,107 compared to $877,539 for the six months ended June 30, 2021. The investing activities consisted primarily of capital expenditures of $877,497 and $535,895 for the six months ended June 30, 2022 and 2021, respectively and payments for acquisitions of $340,570 for the six months ended June 30, 2021.
Financing Activities
Net cash used in financing activities amounted to $361,082 for the six months ended June 30, 2022, compared to $659,208 for the six months ended June 30, 2021.
In 2022, the Company's financing activities consisted of the repayment of long-term debt of $758,861 and principal payments on finance lease obligations of $62,221, partially offset by proceeds from our revolving credit facility of $460,000.
In 2021, the Company's financing activities consisted of the repayment of long-term debt of $3,057,469, repurchase of common stock pursuant to a share repurchase program of $725,518, repayment of collateralized indebtedness and related derivative contracts, net of $185,105, and principal payments on finance lease obligations of $37,560, partially offset by proceeds from long-term debt of $3,160,000, proceeds from collateralized indebtedness and related derivative contracts, net of $185,105, and other net cash receipts of $1,339.
CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $1,276,554 for the six months ended June 30, 2022 compared to $1,449,760 for the six months ended June 30, 2021.
The decrease in cash provided by operating activities of $173,206 in 2022 as compared to 2021 resulted from a decrease of $36,042 due to changes in working capital (including a decrease in interest payments of $20,634 and an increase in tax payments of $66,291) as well as the timing of payments and collections of accounts receivable, among other items, and a decrease in net income before depreciation and amortization and other non-cash items of $137,164.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 was $878,107 compared to $877,539 for the six months ended June 30, 2021. The 2022 investing activities consisted primarily of capital expenditures of $877,497. The 2021 investing activities consisted primarily of capital expenditures of $535,895 and payments for acquisitions of $340,570.
Financing Activities
Net cash used in financing activities amounted to $361,082 for the six months ended June 30, 2022, compared to $629,531 for the six months ended June 30, 2021.
In 2022, the Company's financing activities consisted of the repayment of long-term debt of $758,861 and principal payments on finance lease obligations of $62,221, partially offset by proceeds from our revolving credit facility of $460,000.
In 2021, the Company's financing activities consisted of distributions to its parent of $685,478, repayment of long-term debt of $3,057,469, repayment of collateralized indebtedness and related derivative contracts, net of $185,105, principal payments on finance lease obligations of $37,560, and other net cash payments of $9,024, partially offset by proceeds from long term debt of $3,160,000 and proceeds from collateralized indebtedness and related derivative contracts, net of $185,105.
Commitments and Contingencies
As of June 30, 2022, the Company's commitments and contingencies not reflected in the Company's balance sheet decreased to approximately $9,165,000 as compared to approximately $10,310,000 at December 31, 2021. This decrease relates primarily to payments made pursuant to programming commitments and a decrease in the number of video customers as of June 30, 2022 as compared to December 31, 2021.
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
For the six months ended June 30, 2022, Altice USA did not repurchase any shares. From inception through June 30, 2022, Altice USA repurchased an aggregate of 285,507,773 shares for a total purchase price of approximately $7,808,698. These acquired shares were retired and the cost of these shares was recorded in stockholders' deficiency in the consolidated balance sheet of Altice USA. As of June 30, 2022, Altice USA had approximately $1,191,302 of availability remaining under the incremental share repurchase program.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
All dollar amounts, except per share data, included in the following discussion are presented in thousands.
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices. Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold. We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities. These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price. The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed. The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors. If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date. As of June 30, 2022, we did not have an early termination shortfall relating to any of these contracts.
The underlying stock and the equity collars are carried at fair value in our consolidated balance sheets and the collateralized indebtedness is carried at its principal value, net of discounts. These discounts are being amortized over the term of the related indebtedness. The carrying value of our collateralized indebtedness amounted to $1,726,366 at June 30, 2022. At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.
As of June 30, 2022, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,685,563. Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $168,556. As of June 30, 2022, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $158,246, a net liability position. For the six months ended June 30, 2022, we recorded a net gain of $320,188 related to our outstanding equity derivative contracts and recorded an unrealized loss of $476,374 related to the Comcast common stock that we held.

Fair Value of Equity Derivative Contracts
Fair value as of December 31, 2021, net liability position	$(161,942)
Change in fair value, net	320,188
Fair value as of June 30, 2022, net liability position	$158,246
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

Fair Value of Debt
At June 30, 2022, the fair value of our fixed rate debt, comprised of our collateralized debt, senior guaranteed and senior secured notes, senior notes and notes payable, of $14,632,936 was lower than its carrying value of $17,884,851 by $3,251,915. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. Our floating rate borrowings, comprised of our term loans and revolving credit facilities, bear interest in reference to current LIBOR-based market rates and thus their principal values approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2022 would increase the estimated fair value of our fixed rate debt by $749,587 to $15,382,523. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values in our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. See Note 9 to our Consolidated Financial Statements for a summary of interest rate swap contracts outstanding at June 30, 2022. The Company's outstanding interest rate swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statement of operations. For the six months ended June 30, 2022, the Company recorded a gain on interest rate swap contracts of $163,015.
The following represents the location of the assets and liabilities associated with the Company's equity derivative contracts and interest rate swap contracts within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at June 30, 2022
Asset Derivatives:
Prepaid forward contracts	Prepaid expenses and other current assets	$158,246
Interest rate swap contracts	Other asset, long-term	76,905
		$235,151
As of June 30, 2022, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control
During the six months ended June 30, 2022, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings
Refer to Note 14 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.
Item 6.        Exhibits

EXHIBIT NO.	DESCRIPTION

10.1	Amended and Restated Altice USA 2017 Long Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 99.1 of the Company’s Form S-8 (File No. 333-265631) filed on June 15, 2022).
10.2	Twelfth Amendment to Credit Agreement, dated as of July 13, 2022, by and among the Borrower, each of the other Loan Parties, the Lenders party thereto and JPMorgan Chase Bank, N.A. as the Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 14, 2022).
31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101
The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 filed with the Securities and Exchange Commission on August 3, 2022 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders' Deficiency; (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.

104	The cover page from this quarterly report on Form 10-Q formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.

Date:	August 3, 2022		/s/ Michael J. Grau
		By:	Michael J. Grau Chief Financial Officer