Form 10-Q
period 2022-09-30
Altice USA, Inc.
filed 2022-11-02
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	NYSE

Number of shares of common stock outstanding as of October 28, 2022	454,668,428

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

Item 1.     Financial Statements

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$250,576	$195,711
Restricted cash	265	264
Accounts receivable, trade (less allowance for doubtful accounts of $37,900 and $27,931, respectively)	343,355	406,952
Prepaid expenses and other current assets ($519 and $3,776 due from affiliates, respectively)	164,412	183,714
Derivative contracts	481,914	2,993
Investment securities pledged as collateral	1,259,877	—
Total current assets	2,500,399	789,634
Property, plant and equipment, net of accumulated depreciation of $7,649,014 and $7,142,852, respectively	7,077,966	6,340,467
Right-of-use operating lease assets	234,707	222,124
Investment securities pledged as collateral	—	2,161,937
Other assets	264,974	76,653
Amortizable intangibles, net of accumulated amortization of $5,421,667 and $5,051,149, respectively	1,782,300	2,202,001
Indefinite-lived cable television franchises	13,216,355	13,216,355
Goodwill	8,205,863	8,205,863
Total assets	$33,282,564	$33,215,034
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$1,084,737	$1,023,045
Interest payable	224,278	244,934
Accrued employee related costs	155,384	124,941
Deferred revenue	90,040	94,943
Debt	2,062,295	917,313
Other current liabilities ($26,821 and $31,810 due to affiliates, respectively)	352,772	329,943
Total current liabilities	3,969,506	2,735,119
Other liabilities	160,716	159,082
Deferred tax liability	4,956,050	5,048,129
Liabilities under derivative contracts	—	276,933
Right-of-use operating lease liability	245,360	237,226
Long-term debt, net of current maturities	24,290,003	25,629,447
Total liabilities	33,621,635	34,085,936
Commitments and contingencies (Note 14)
Stockholders' Deficiency:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 270,358,014 shares issued and 270,338,751 shares outstanding as of September 30, 2022 and 270,341,685 shares issued and 270,320,798 shares outstanding as of December 31, 2021	2,704	2,703
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 184,329,677 shares outstanding as of September 30, 2022 and 184,333,342 shares outstanding as of December 31, 2021	1,843	1,843
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	137,660	18,005
Accumulated deficit	(461,160)	(848,836)
	(318,953)	(826,285)
Treasury stock, at cost (19,263 and 20,887 Class A common shares, respectively)	—	—
Accumulated other comprehensive income	5,432	6,497
Total Altice USA stockholders' deficiency	(313,521)	(819,788)
Noncontrolling interests	(25,550)	(51,114)
Total stockholders' deficiency	(339,071)	(870,902)
Total liabilities and stockholders' deficiency	$33,282,564	$33,215,034
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue (including revenue from affiliates of $649, $3,277, $1,765, and $9,718, respectively) (See Note 13)	$2,393,552	$2,574,882	$7,278,463	$7,569,711
Operating expenses:
Programming and other direct costs (including charges from affiliates of $4,086, $5,294, $11,419, and $12,026, respectively) (See Note 13)	782,121	843,909	2,429,925	2,545,645
Other operating expenses (including charges from affiliates of $3,111, $3,274, $9,243 and $9,149, respectively) (See Note 13)	694,390	590,519	2,009,760	1,760,132
Restructuring and other expense	4,007	1,885	10,058	10,958
Depreciation and amortization (including impairments)	445,769	447,958	1,327,243	1,327,142
	1,926,287	1,884,271	5,776,986	5,643,877
Operating income	467,265	690,611	1,501,477	1,925,834
Other income (expense):
Interest expense, net	(340,989)	(319,001)	(954,564)	(954,684)
Gain (loss) on investments	(425,686)	(46,821)	(902,060)	151,651
Gain (loss) on derivative contracts, net	323,668	43,385	643,856	(109,020)
Gain on interest rate swap contracts, net	105,945	5,521	268,960	59,600
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	—	(51,712)
Other income, net	3,245	2,280	8,196	7,606
	(333,817)	(314,636)	(935,612)	(896,559)
Income before income taxes	133,448	375,975	565,865	1,029,275
Income tax expense	(35,827)	(105,226)	(152,563)	(279,053)
Net income	97,621	270,749	413,302	750,222
Net income attributable to noncontrolling interests	(12,670)	(3,896)	(25,626)	(11,573)
Net income attributable to Altice USA, Inc. stockholders	$84,951	$266,853	$387,676	$738,649
Income per share:
Basic income per share	$0.19	$0.59	$0.86	$1.61
Basic weighted average common shares (in thousands)	453,239	454,049	453,233	460,023

Diluted income per share	$0.19	$0.58	$0.86	$1.59
Diluted weighted average common shares (in thousands)	453,390	457,163	453,284	465,349
Cash dividends declared per common share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$97,621	$270,749	$413,302	$750,222
Other comprehensive income (loss):
Defined benefit pension plans	540	(2,084)	(1,515)	8,056
Applicable income taxes	(143)	555	400	(2,142)
Defined benefit pension plans, net of income taxes	397	(1,529)	(1,115)	5,914
Foreign currency translation adjustment	159	(619)	50	(140)
Applicable income taxes	—	—	—	—
Foreign currency translation adjustment, net of income taxes	159	(619)	50	(140)
Other comprehensive income (loss)	556	(2,148)	(1,065)	5,774
Comprehensive income	98,177	268,601	412,237	755,996
Comprehensive income attributable to noncontrolling interests	(12,670)	(3,896)	(25,626)	(11,573)
Comprehensive income attributable to Altice USA, Inc. stockholders	$85,507	$264,705	$386,611	$744,423

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Altice USA Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2022	$2,703	$1,843	$18,005	$(848,836)	$—	$6,497	$(819,788)	$(51,114)	$(870,902)
Net income attributable to stockholders	—	—	—	196,551	—	—	196,551	—	196,551
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	5,590	5,590
Pension liability adjustments, net of income taxes	—	—	—	—	—	1,843	1,843	—	1,843
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(170)	(170)	—	(170)
Share-based compensation expense (equity classified)	—	—	40,512	—	—	—	40,512	—	40,512
Issuance of common shares pursuant to employee long term incentive plan	—	—	10	—	—	—	10	—	10
Balance at March 31, 2022	2,703	1,843	58,527	(652,285)	—	8,170	(581,042)	(45,524)	(626,566)
Net income attributable to stockholders	—	—	—	106,174	—	—	106,174	—	106,174
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	7,366	7,366
Pension liability adjustments, net of income taxes	—	—	—	—	—	(3,355)	(3,355)	—	(3,355)
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	61	61	—	61
Share-based compensation expense (equity classified)	—	—	41,680	—	—	—	41,680	—	41,680
Issuance of common shares pursuant to employee long term incentive plan	—	—	6	—	—	—	6	—	6
Balance at June 30, 2022	$2,703	$1,843	$100,213	$(546,111)	$—	$4,876	$(436,476)	$(38,158)	$(474,634)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Altice USA Stockholders'Deficiency	Non-controlling Interests	Total Deficiency
Balance at June 30, 2022	$2,703	$1,843	$100,213	$(546,111)	$—	$4,876	$(436,476)	$(38,158)	$(474,634)
Net income attributable to stockholders	—	—	—	84,951	—	—	84,951	—	84,951
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	12,670	12,670
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(62)	(62)
Pension liability adjustments, net of income taxes	—	—	—	—	—	397	397	—	397
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	159	159	—	159
Share-based compensation expense (equity classified)	—	—	37,527	—	—	—	37,527	—	37,527
Issuance of common shares pursuant to employee long term incentive plan	1	—	(80)	—	—	—	(79)	—	(79)
Balance at September 30, 2022	$2,704	$1,843	$137,660	$(461,160)	$—	$5,432	$(313,521)	$(25,550)	$(339,071)

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Altice USA Stockholders'Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2021	$2,972	$1,859	$—	$(985,641)	$(163,866)	$3,646	$(1,141,030)	$(62,109)	$(1,203,139)
Net income attributable to stockholders	—	—	—	274,136	—	—	274,136	—	274,136
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	4,403	4,403
Pension liability adjustments, net of income taxes	—	—	—	—	—	6,356	6,356	—	6,356
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	619	619	—	619
Share-based compensation expense (equity classified)	—	—	—	27,964	—	—	27,964	—	27,964
Redeemable equity vested	—	—	—	20,131	—	—	20,131	—	20,131
Change in redeemable equity	—	—	—	2,528	—	—	2,528	—	2,528
Class A shares acquired through share repurchase program and retired	(152)	—	—	(522,521)	—	—	(522,673)	—	(522,673)
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—	—	—
Issuance of common shares pursuant to employee long term incentive plan	1	—	—	2,037	6	—	2,044	—	2,044
Other	—	—	—	(4,244)	—	—	(4,244)	4,302	58
Balance at March 31, 2021	$2,822	$1,858	$—	$(1,185,610)	$(163,860)	$10,621	$(1,334,169)	$(53,404)	$(1,387,573)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Altice USA Stockholders'Deficiency	Non-controlling Interests	Total Deficiency
Balance at March 31, 2021	$2,822	$1,858	$—	$(1,185,610)	$(163,860)	$10,621	$(1,334,169)	$(53,404)	$(1,387,573)
Net income attributable to stockholders	—	—	—	197,660	—	—	197,660	—	197,660
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	3,274	3,274
Pension liability adjustments, net of income taxes	—	—	—	—	—	1,088	1,088	—	1,088
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(140)	(140)	—	(140)
Share-based compensation expense (equity classified)	—	—	—	27,385	—	—	27,385	—	27,385
Redeemable equity vested	—	—	—	3,618	—	—	3,618	—	3,618
Change in redeemable equity	—	—	—	(514)	—	—	(514)	—	(514)
Class A shares acquired through share repurchase program and retired	(58)	—	—	(202,787)	—	—	(202,845)	—	(202,845)
Issuance of common shares pursuant to employee long term incentive plan	8	—	—	(488)	9,365	—	8,885	—	8,885
Retirement of treasury stock	(59)	—	—	(154,436)	154,495	—	—	—	—
Other	—	—	—	92	—	—	92	76	168
Balance at June 30, 2021	$2,713	$1,858	$—	$(1,315,080)	$—	$11,569	$(1,298,940)	$(50,054)	$(1,348,994)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Altice USA Stockholders'Deficiency	Non-controlling Interests	Total Deficiency
Balance at June 30, 2021	$2,713	$1,858	$—	$(1,315,080)	$—	$11,569	$(1,298,940)	$(50,054)	$(1,348,994)
Net income attributable to stockholders	—	—	—	266,853	—	—	266,853	—	266,853
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	3,896	3,896
Pension liability adjustments, net of income taxes	—	—	—	—	—	(1,529)	(1,529)	—	(1,529)
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(619)	(619)	—	(619)
Share-based compensation expense (equity classified)	—	—	—	24,172	—	—	24,172	—	24,172
Class A shares acquired through share repurchase program and retired	(26)	—	—	(79,384)	—	—	(79,410)	—	(79,410)
Issuance of common shares pursuant to employee long term incentive plan	2	—	—	2,956	—	—	2,958	—	2,958
Other	—	—	—	(14)	—	—	(14)	—	(14)
Balance at September 30, 2021	$2,689	$1,858	$—	$(1,100,497)	$—	$9,421	$(1,086,529)	$(46,158)	$(1,132,687)

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$413,302	$750,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,327,243	1,327,142
Loss (gain) on investments	902,060	(151,651)
Loss (gain) on derivative contracts, net	(643,856)	109,020
Loss on extinguishment of debt and write-off of deferred financing costs	—	51,712
Amortization of deferred financing costs and discounts (premiums) on indebtedness	61,447	69,176
Share-based compensation expense	114,410	80,277
Deferred income taxes	(89,240)	97,046
Decrease in right-of-use assets	33,315	32,694
Provision for doubtful accounts	65,281	46,448
Other	(492)	1,434
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	389	(35,077)
Prepaid expenses and other assets	15,730	33,381
Amounts due from and due to affiliates	(1,732)	12,804
Accounts payable and accrued liabilities	17,776	(121,503)
Deferred revenue	(5,508)	(24,829)
Liabilities related to interest rate swap contracts	(304,409)	(100,817)
Net cash provided by operating activities	1,905,716	2,177,479
Cash flows from investing activities:
Capital expenditures	(1,371,056)	(845,067)
Payments for acquisitions, net of cash acquired	(2,060)	(340,444)
Other, net	(2,985)	(2,285)
Net cash used in investing activities	(1,376,101)	(1,187,796)
Cash flows from financing activities:
Proceeds from long-term debt	1,565,000	3,310,000
Repayment of debt	(1,942,428)	(3,483,026)
Proceeds from collateralized indebtedness and related derivative contracts, net	—	185,105
Repayment of collateralized indebtedness and related derivative contracts, net	—	(185,105)
Principal payments on finance lease obligations	(97,165)	(60,257)
Purchase of shares of Altice USA Class A common stock, pursuant to a share repurchase program	—	(804,928)
Other	(207)	2,698
Net cash used in financing activities	(474,800)	(1,035,513)
Net increase (decrease) in cash and cash equivalents	54,815	(45,830)
Effect of exchange rate changes on cash and cash equivalents	51	(140)
Net increase (decrease) in cash and cash equivalents	54,866	(45,970)
Cash, cash equivalents and restricted cash at beginning of year	195,975	278,686
Cash, cash equivalents and restricted cash at end of period	$250,841	$232,716
See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$248,019	$193,154
Restricted cash	265	264
Accounts receivable, trade (less allowance for doubtful accounts of $37,900 and $27,931, respectively)	343,355	406,952
Prepaid expenses and other current assets ($519 and $3,776 due from affiliates, respectively)	164,412	183,714
Derivative contracts	481,914	2,993
Investment securities pledged as collateral	1,259,877	—
Total current assets	2,497,842	787,077
Property, plant and equipment, net of accumulated depreciation of $7,649,014 and $7,142,852, respectively	7,077,966	6,340,467
Right-of-use operating lease assets	234,707	222,124
Investment securities pledged as collateral	—	2,161,937
Other assets	264,974	76,653
Amortizable intangibles, net of accumulated amortization of $5,421,667 and $5,051,149, respectively	1,782,300	2,202,001
Indefinite-lived cable television franchises	13,216,355	13,216,355
Goodwill	8,205,863	8,205,863
Total assets	$33,280,007	$33,212,477

LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$1,084,737	$1,023,045
Interest payable	224,278	244,934
Accrued employee related costs	155,384	124,941
Deferred revenue	90,040	94,943
Debt	2,062,295	917,313
Other current liabilities ($26,821 and $31,810 due to affiliates, respectively)	352,773	329,944
Total current liabilities	3,969,507	2,735,120
Other liabilities	160,716	159,082
Deferred tax liability	4,975,363	5,067,442
Liabilities under derivative contracts	—	276,933
Right-of-use operating lease liability	245,360	237,226
Long-term debt, net of current maturities	24,290,003	25,629,447
Total liabilities	33,640,949	34,105,250
Commitments and contingencies (Note 14)
Member's deficiency (100 membership units issued and outstanding)	(340,824)	(848,156)
Accumulated other comprehensive income	5,432	6,497
Total member's deficiency	(335,392)	(841,659)
Noncontrolling interest	(25,550)	(51,114)
Total deficiency	(360,942)	(892,773)
Total liabilities and member's deficiency	$33,280,007	$33,212,477

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue (including revenue from affiliates of $649, $3,277, $1,765, and $9,718, respectively) (See Note 13)	$2,393,552	$2,574,882	$7,278,463	$7,569,711
Operating expenses:
Programming and other direct costs (including charges from affiliates of $4,086, $5,294, $11,419 and $12,026, respectively) (See Note 13)	782,121	843,909	2,429,925	2,545,645
Other operating expenses (including charges from affiliates of $3,111, $3,274, $9,243 and $9,149 respectively) (See Note 13)	694,390	590,519	2,009,760	1,760,132
Restructuring and other expense	4,007	1,885	10,058	10,958
Depreciation and amortization (including impairments)	445,769	447,958	1,327,243	1,327,142
	1,926,287	1,884,271	5,776,986	5,643,877
Operating income	467,265	690,611	1,501,477	1,925,834
Other income (expense):
Interest expense, net	(340,989)	(319,001)	(954,564)	(954,684)
Gain (loss) on investments	(425,686)	(46,821)	(902,060)	151,651
Gain (loss) on derivative contracts, net	323,668	43,385	643,856	(109,020)
Gain on interest rate swap contracts, net	105,945	5,521	268,960	59,600
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	—	(51,712)
Other income, net	3,245	2,280	8,196	7,606
	(333,817)	(314,636)	(935,612)	(896,559)
Income before income taxes	133,448	375,975	565,865	1,029,275
Income tax expense	(35,827)	(105,226)	(152,563)	(276,756)
Net income	97,621	270,749	413,302	752,519
Net income attributable to noncontrolling interests	(12,670)	(3,896)	(25,626)	(11,573)
Net income attributable to CSC Holdings, LLC sole member	$84,951	$266,853	$387,676	$740,946

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$97,621	$270,749	$413,302	$752,519
Other comprehensive income (loss):
Defined benefit pension plans	540	(2,084)	(1,515)	8,056
Applicable income taxes	(143)	555	400	(2,142)
Defined benefit pension plans, net of income taxes	397	(1,529)	(1,115)	5,914
Foreign currency translation adjustment	159	(619)	50	(140)
Applicable income taxes	—	—	—	—
Foreign currency translation adjustment, net of income taxes	159	(619)	50	(140)
Other comprehensive income (loss)	556	(2,148)	(1,065)	5,774
Comprehensive income	98,177	268,601	412,237	758,293
Comprehensive income attributable to noncontrolling interests	(12,670)	(3,896)	(25,626)	(11,573)
Comprehensive income attributable to CSC Holdings, LLC's sole member	$85,507	$264,705	$386,611	$746,720

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S DEFICIENCY
(In thousands)
(Unaudited)

	Member's Deficiency	Accumulated Other Comprehensive Income	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2022	$(848,156)	$6,497	$(841,659)	$(51,114)	$(892,773)
Net income attributable to CSC Holdings' sole member	196,551	—	196,551	—	196,551
Net income attributable to noncontrolling interests	—	—	—	5,590	5,590
Pension liability adjustments, net of income taxes	—	1,843	1,843	—	1,843
Foreign currency translation adjustment, net of income taxes	—	(170)	(170)	—	(170)
Share-based compensation expense (equity classified)	40,512	—	40,512	—	40,512
Non-cash contribution from parent	11	—	11	—	11
Balance at March 31, 2022	(611,082)	8,170	(602,912)	(45,524)	(648,436)
Net income attributable to CSC Holdings' sole member	106,174	—	106,174	—	106,174
Net income attributable to noncontrolling interests	—	—	—	7,366	7,366
Pension liability adjustments, net of income taxes	—	(3,355)	(3,355)	—	(3,355)
Foreign currency translation adjustment, net of income taxes	—	61	61	—	61
Share-based compensation expense (equity classified)	41,680	—	41,680	—	41,680
Non-cash contribution from parent	5	—	5	—	5
Balance at June 30, 2022	(463,223)	4,876	(458,347)	(38,158)	(496,505)
Net income attributable to CSC Holdings' sole member	84,951	—	84,951	—	84,951
Net income attributable to noncontrolling interests	—	—	—	12,670	12,670
Distributions to noncontrolling interests	—	—	—	(62)	(62)
Pension liability adjustments, net of income taxes	—	397	397	—	397
Foreign currency translation adjustment, net of income taxes	—	159	159	—	159
Share-based compensation expense (equity classified)	37,527	—	37,527	—	37,527
Non-cash distributions to parent, net	(79)	—	(79)	—	(79)
Balance at September 30, 2022	$(340,824)	$5,432	$(335,392)	$(25,550)	$(360,942)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S DEFICIENCY
(In thousands)
(Unaudited)

	Member's Deficiency	Accumulated Other Comprehensive Income	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2021	$(1,172,505)	$3,646	$(1,168,859)	$(62,109)	$(1,230,968)
Net income attributable to CSC Holdings' sole member	274,136	—	274,136	—	274,136
Net income attributable to noncontrolling interests	—	—	—	4,403	4,403
Pension liability adjustments, net of income taxes	—	6,356	6,356	—	6,356
Foreign currency translation adjustment, net of income taxes	—	619	619	—	619
Share-based compensation expense (equity classified)	27,964	—	27,964	—	27,964
Redeemable equity vested	20,131	—	20,131	—	20,131
Change in redeemable equity	2,528	—	2,528	—	2,528
Cash distributions to parent	(501,000)	—	(501,000)	—	(501,000)
Non-cash distributions to parent	(748)	—	(748)	—	(748)
Other	(4,056)	—	(4,056)	4,302	246
Balance at March 31, 2021	(1,353,550)	10,621	(1,342,929)	(53,404)	(1,396,333)
Net income attributable to CSC Holdings' sole member	199,957	—	199,957	—	199,957
Net income attributable to noncontrolling interests	—	—	—	3,274	3,274
Pension liability adjustments, net of income taxes	—	1,088	1,088	—	1,088
Foreign currency translation adjustment, net of income taxes	—	(140)	(140)	—	(140)
Share-based compensation expense (equity classified)	27,385	—	27,385	—	27,385
Redeemable equity vested	3,618	—	3,618	—	3,618
Change in redeemable equity	(514)	—	(514)	—	(514)
Cash distributions to parent	(184,478)	—	(184,478)	—	(184,478)
Non-cash distributions to parent	(19,660)		(19,660)		(19,660)
Other	257	—	257	76	333
Balance at June 30, 2021	(1,326,985)	11,569	(1,315,416)	(50,054)	(1,365,470)
Net income attributable to CSC Holdings' sole member	266,853	—	266,853	—	266,853
Net income attributable to noncontrolling interests	—	—	—	3,896	3,896
Pension liability adjustments, net of income taxes	—	(1,529)	(1,529)	—	(1,529)
Foreign currency translation adjustment	—	(619)	(619)	—	(619)
Share-based compensation expense	24,172	—	24,172	—	24,172
Cash distributions to parent	(77,957)	—	(77,957)	—	(77,957)
Non-cash distributions to parent	(754)		(754)		(754)
Other	98	—	98	—	98
Balance at September 30, 2021	$(1,114,573)	$9,421	$(1,105,152)	$(46,158)	$(1,151,310)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$413,302	$752,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,327,243	1,327,142
Loss (gain) on investments	902,060	(151,651)
Loss (gain) on derivative contracts, net	(643,856)	109,020
Loss on extinguishment of debt and write-off of deferred financing costs	—	51,712
Amortization of deferred financing costs and discounts (premiums) on indebtedness	61,447	69,176
Share-based compensation expense	114,410	80,277
Deferred income taxes	(89,240)	85,298
Decrease in right-of-use assets	33,315	32,694
Provision for doubtful accounts	65,281	46,448
Other	(492)	1,434
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	389	(35,077)
Prepaid expenses and other assets	15,730	33,281
Amounts due from and due to affiliates	(1,732)	(8,358)
Accounts payable and accrued liabilities	17,776	(120,934)
Deferred revenue	(5,508)	(24,829)
Liabilities related to interest rate swap contracts	(304,409)	(100,817)
Net cash provided by operating activities	1,905,716	2,147,335
Cash flows from investing activities:
Capital expenditures	(1,371,056)	(845,067)
Payments for acquisitions, net of cash acquired	(2,060)	(340,444)
Other, net	(2,985)	(2,285)
Net cash used in investing activities	(1,376,101)	(1,187,796)
Cash flows from financing activities:
Proceeds from long-term debt	1,565,000	3,310,000
Repayment of debt	(1,942,428)	(3,483,026)
Proceeds from collateralized indebtedness and related derivative contracts, net	—	185,105
Repayment of collateralized indebtedness and related derivative contracts, net	—	(185,105)
Distributions to parent	—	(763,435)
Principal payments on finance lease obligations	(97,165)	(60,257)
Other	(207)	(10,724)
Net cash used in financing activities	(474,800)	(1,007,442)
Net increase (decrease) in cash and cash equivalents	54,815	(47,903)
Effect of exchange rate changes on cash and cash equivalents	51	(140)
Net increase (decrease) in cash and cash equivalents	54,866	(48,043)
Cash, cash equivalents and restricted cash at beginning of year	193,418	278,202
Cash, cash equivalents and restricted cash at end of period	$248,284	$230,159
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
Altice USA, through CSC Holdings, LLC (a wholly-owned subsidiary of Cablevision Systems Corporation) and its consolidated subsidiaries ("CSC Holdings," and collectively with Altice USA, the "Company"), principally provides broadband communications and video services in the United States. It has marketed its residential services primarily under two brands: Optimum, in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. On August 1, 2022, the Company began marketing the Suddenlink services under the Optimum brand. It operates enterprise services under the brands Lightpath, Altice Business, and Optimum Business. It delivers broadband, video, telephony services, proprietary content and advertising services to residential and business customers. In addition, the Company offers a full service mobile offering, to consumers across its footprint. As these brands are managed on a consolidated basis, the Company classifies its operations in one segment.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
NOTE 3.    ACCOUNTING STANDARDS
Accounting Standards Adopted in 2022
ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which will require companies to apply the definition of a performance obligation under ASC Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for the Company on January 1, 2023, however the Company elected to early adopt this ASU on January 1, 2022. The guidance will be applied to any future business combinations.
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
Recently Issued But Not Yet Adopted Accounting Pronouncements
ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, to enhance transparency about an entity’s use of supplier finance programs. ASU 2022-04 would require the buyer in a supplier finance program to disclose (a) information about the key terms of the program, (b) the amount outstanding that remains unpaid by the buyer as of the end of the period, (c) a rollforward of such amounts during each annual period, and (d) a description of where in the financial statements outstanding amounts are being presented. ASU 2022-04 is effective for the Company on January 1, 2023, except for the amendment on rollforward information which will be effective for the Company on January 1, 2024. Early adoption is permitted. The Company will provide any necessary disclosures upon adoption.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
NOTE 4.    REVENUE
The following table presents the composition of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Broadband	$981,842	$989,410	$2,970,039	$2,952,136
Video	816,001	877,422	2,499,437	2,675,861
Telephony	83,097	99,943	252,952	310,298
Residential	1,880,940	1,966,775	5,722,428	5,938,295
Business services and wholesale	366,554	440,813	1,105,579	1,180,039
News and advertising	120,522	143,625	368,447	380,462
Mobile	22,837	20,456	73,312	60,355
Other	2,699	3,213	8,697	10,560
Total revenue	$2,393,552	$2,574,882	$7,278,463	$7,569,711
The Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers. In instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three and nine months ended September 30, 2022, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $59,371 and $177,032, respectively. For the three and nine months ended September 30, 2021, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $63,841 and $195,735, respectively.
Customer Contract Costs
Deferred enterprise sales commission costs are included in other current and noncurrent assets in the consolidated balance sheets and totaled $17,754 and $17,669 as of September 30, 2022 and December 31, 2021, respectively.
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
Concentration of Credit Risk
The Company did not have a single customer that represented 10% or more of its consolidated revenues for the three and nine months ended September 30, 2022 and 2021 or 10% or more of its consolidated net trade receivables at September 30, 2022 and December 31, 2021, respectively.
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
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income per share attributable to Altice USA stockholders for the three and nine months ended September 30, 2022 and 2021:

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Basic weighted average shares outstanding	453,239	454,049	453,233	460,023
Effect of dilution:
Stock options	—	3,114	—	5,311
Restricted stock units	151	—	51	15
Diluted weighted average shares outstanding	453,390	457,163	453,284	465,349

Weighted average shares excluded from diluted weighted average shares outstanding:
Anti-dilutive shares	57,538	26,453	57,950	9,381
Performance stock units and restricted stock whose performance metrics have not been achieved.	7,298	8,618	7,481	8,704
Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Altice USA.
NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
The Company's non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2022	2021
Non-Cash Investing and Financing Activities:
Altice USA and CSC Holdings:
Property and equipment accrued but unpaid and other	$380,898	$238,163
Notes payable issued for the purchase of equipment and other assets	88,181	61,316
Right-of-use assets acquired in exchange for finance lease obligations	130,861	107,708
Other non-cash investing and financing transactions	500	500
CSC Holdings:
Distributions to parent	—	21,162
Supplemental Data:
Altice USA and CSC Holdings:
Cash interest paid, net of capitalized interest	913,963	897,404
Income taxes paid, net	203,714	177,218
NOTE 7.    INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired amortizable intangible assets:

	As of September 30, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,119,298	$(4,373,246)	$1,746,052	$6,113,669	$(4,020,282)	$2,093,387	3 to 18 years
Trade names	1,024,300	(1,002,395)	21,905	1,081,083	(988,563)	92,520	4 to 10 years
Other amortizable intangibles	60,369	(46,026)	14,343	58,398	(42,304)	16,094	1 to 15 years
	$7,203,967	$(5,421,667)	$1,782,300	$7,253,150	$(5,051,149)	$2,202,001

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
During the third quarter of 2022, the Company reduced the gross carrying amount and accumulated amortization of its fully amortized Suddenlink trademark by approximately $56,783, as the Company had rebranded its entire footprint under the Optimum trademark.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization expense related to amortizable intangible assets	$134,709	$155,223	$427,301	$482,331

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
NOTE 8.    DEBT
The following table provides details of the Company's outstanding debt:

		Interest Rate	September 30, 2022		December 31, 2021
Date Issued	Maturity Date		Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
September 27, 2012	September 15, 2022	5.875%	$—	$—	$649,024	$635,310
May 23, 2014	June 1, 2024	5.250%	750,000	722,401	750,000	711,137
October 18, 2018	April 1, 2028	7.500%	4,118	4,113	4,118	4,113
November 27, 2018	April 1, 2028	7.500%	1,045,882	1,044,707	1,045,882	1,044,582
July 10 and October 7, 2019	January 15, 2030	5.750%	2,250,000	2,280,354	2,250,000	2,282,875
June 16 and August 17, 2020	December 1, 2030	4.625%	2,325,000	2,364,059	2,325,000	2,366,886
May 13, 2021	November 15, 2031	5.000%	500,000	498,340	500,000	498,234
			6,875,000	6,913,974	7,524,024	7,543,137
CSC Holdings Senior Guaranteed Notes:
September 23, 2016	April 15, 2027	5.500%	1,310,000	1,306,941	1,310,000	1,306,508
January 29, 2018	February 1, 2028	5.375%	1,000,000	994,868	1,000,000	994,262
January 24, 2019	February 1, 2029	6.500%	1,750,000	1,747,721	1,750,000	1,747,511
June 16, 2020	December 1, 2030	4.125%	1,100,000	1,095,973	1,100,000	1,095,672
August 17, 2020	February 15, 2031	3.375%	1,000,000	997,185	1,000,000	996,970
May 13, 2021	November 15, 2031	4.500%	1,500,000	1,495,033	1,500,000	1,494,710
			7,660,000	7,637,721	7,660,000	7,635,633
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility (b) (c)	July 13, 2027	5.171%	1,300,000	1,295,506	900,000	893,864
Term Loan B	July 17, 2025	5.068%	2,842,500	2,835,701	2,865,000	2,856,421
Incremental Term Loan B-3	January 15, 2026	5.068%	1,230,375	1,227,474	1,239,938	1,236,394
Incremental Term Loan B-5	April 15, 2027	5.318%	2,925,000	2,909,628	2,947,500	2,929,813
			8,297,875	8,268,309	7,952,438	7,916,492
Lightpath Senior Notes:
September 29, 2020	September 15, 2028	5.625%	415,000	407,836	415,000	407,104
Lightpath Senior Secured Notes:
September 29, 2020	September 15, 2027	3.875%	450,000	442,712	450,000	441,739
Lightpath Term Loan	November 30, 2027	6.068%	589,500	576,378	594,000	579,119
Lightpath Revolving Credit Facility	November 30, 2025	(d)	—	—	—	—
			1,454,500	1,426,926	1,459,000	1,427,962
Collateralized indebtedness (see Note 9) (f)			1,759,017	1,736,294	1,759,017	1,706,997
Finance lease obligations			252,430	252,430	218,735	218,735
Notes payable and supply chain financing (e)			116,644	116,644	97,804	97,804
			26,415,466	26,352,298	26,671,018	26,546,760
Less: current portion of credit facility debt			(78,750)	(78,750)	(78,750)	(78,750)
Less: current portion of senior notes			—	—	(649,024)	(635,310)
Less: current portion of collateralized indebtedness (f)			(1,759,017)	(1,736,294)	—	—
Less: current portion of finance lease obligations			(131,020)	(131,020)	(109,204)	(109,204)
Less: current portion of notes payable and supply chain financing			(116,231)	(116,231)	(94,049)	(94,049)
			(2,085,018)	(2,062,295)	(931,027)	(917,313)
Long-term debt			$24,330,448	$24,290,003	$25,739,991	$25,629,447

(a)The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums and with respect to certain notes, a fair value adjustment resulting from the Cequel and Cablevision acquisitions.
(b)At September 30, 2022, $131,894 of the revolving credit facility was restricted for certain letters of credit issued on

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
behalf of the Company and $1,043,106 of the facility was undrawn and available, subject to covenant limitations.
(c)The revolving credit facility provides for commitments in an aggregate principal amount of $2,475,000.
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
(e)Includes $112,546 as of September 30, 2022 and $89,898 as of December 30, 2021 related to supply chain financing agreements that are required to be repaid within one year from the date of the respective agreement.
(f)This indebtedness is collateralized by shares of Comcast common stock. Our intent is to settle such indebtedness with proceeds from new monetization contracts. To the extent we do not enter into new monetization contracts, we could settle the existing collateralized indebtedness by (i) delivering shares of Comcast common stock or (ii) delivering cash. Because this collateralized debt matures in May 2023, it has been classified as current in the accompanying balance sheet as of September 30, 2022, and because there is no assurance that a financing under new monetization contracts can be completed when this debt matures, the related investments held as collateral have also been classified as current.
For financing purposes, the Company has two debt silos: CSC Holdings and Lightpath. The CSC Holdings silo is structured as a restricted group (the "Restricted Group") and an unrestricted group, which includes certain designated subsidiaries and investments (the "Unrestricted Group"). The Restricted Group is comprised of CSC Holdings and substantially all of its wholly-owned operating subsidiaries and excludes Cablevision Lightpath LLC ("Lightpath"), a 50.01% owned subsidiary of the Company, which became an unrestricted subsidiary in September 2020. These Restricted Group subsidiaries are subject to the covenants and restrictions of the credit facility and indentures governing the notes issued by CSC Holdings. The Lightpath silo includes all of its operating subsidiaries which are subject to the covenants and restrictions of the credit facility and indentures governing the notes issued by Lightpath.
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
As of September 30, 2022, CSC Holdings and Cablevision Lightpath were in compliance with applicable financial covenants under their respective credit facilities and with applicable financial covenants under each respective indenture by which the senior guaranteed notes, senior secured notes and senior notes were issued.
On July 13, 2022, CSC Holdings entered into an amendment (the "Twelfth Amendment") to its senior secured credit facility (the "Credit Agreement"). The Twelfth Amendment provides for, among other things, an extended maturity until the date that is the earlier of (i) July 13, 2027 and (ii) April 17, 2025 if, as of such date, any March 2017 Term Loans, as defined in the Credit Agreement are still outstanding, unless the March 2017 Term Loan Maturity Date (as defined in the Credit Agreement) has been extended to a date falling after July 13, 2027. Interest on borrowings under the Twelfth Amendment are calculated based on the Term Secured Overnight Financing Rate ("SOFR") or alternative base rate borrowings, at a rate per annum equal to the Term SOFR rate (plus a Term SOFR credit adjustment spread of 0.10%) or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 1.25% per annum and (ii) with respect to any Term SOFR loan, 2.25% per annum.
Summary of Debt Maturities
The future maturities of debt payable by the Company under its various debt obligations outstanding as of September 30, 2022, including notes payable and collateralized indebtedness (see Note 9), but excluding finance lease obligations, are as follows:

2022	$52,965
2023	1,920,994
2024	828,889
2025	2,823,750
2026	1,224,938
Thereafter	19,311,500

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
All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements). If any one of these contracts was terminated prior to its scheduled maturity date, the Company would be obligated to repay the fair value of the collateralized indebtedness and the fair value of the remaining interest payments on the debt less the sum of the fair values of the underlying stock and equity collars calculated at the termination date. As of September 30, 2022, the Company had an early termination shortfall of $449 relating to such contracts.
The Company monitors the financial institutions that are counterparties to its equity derivative contracts. All of the counterparties to such transactions carry investment grade credit ratings as of September 30, 2022.
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
Interest Rate Swap Contracts
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. As of September 30, 2022, the Company did not hold and has not issued derivative instruments for trading or speculative purposes.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at
		September 30, 2022	December 31, 2021

Asset Derivatives:
Interest rate swap contracts	Prepaid expenses and other current assets	$—	$2,993
Prepaid forward contracts	Derivative contracts	481,914	—
Interest rate swap contracts	Other asset, long-term	188,970	—
		670,884	2,993
Liability Derivatives:
Interest rate swap contracts	Other current liabilities	—	(3,441)
Prepaid forward contracts	Liabilities under derivative contracts, long-term	—	(161,942)
Interest rate swap contracts	Liabilities under derivative contracts, long-term	—	(114,991)
		$—	$(280,374)
The following table presents certain consolidated statement of operations data related to our interest rate swaps, our derivative contracts and the underlying common stock relating to the derivative contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gain (loss) on derivative contracts related to change in the value of equity derivative contracts related to Comcast common stock	$323,668	$43,385	$643,856	$(109,020)
Change in the fair value of Comcast common stock included in gain (loss) on investments	(425,686)	(46,821)	(902,060)	151,632
Gain on interest rate swap contracts, net	105,945	5,521	268,960	59,600
The following is a summary of interest rate swap contracts outstanding at September 30, 2022:

Maturity Date	Notional Amount	Company Pays	Company Receives

CSC Holdings:
January 2025	$500,000	Fixed rate of 1.53%	Three-month LIBOR
January 2025	500,000	Fixed rate of 1.625%	Three-month LIBOR
January 2025	500,000	Fixed rate of 1.458%	Three-month LIBOR
December 2026	750,000	Fixed rate of 2.9155%	Three-month LIBOR
December 2026	750,000	Fixed rate of 2.9025%	Three-month LIBOR
Lightpath:
December 2026 (a)	300,000	Fixed rate of 2.161%	One-month LIBOR

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
The following table presents the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis and their classification under the fair value hierarchy:

	Fair Value Hierarchy	September 30, 2022	December 31, 2021
Assets:
Money market funds	Level I	$128,616	$100,015
Investment securities pledged as collateral	Level I	1,259,877	2,161,937
Prepaid forward contracts	Level II	481,914	—
Interest rate swap contracts	Level II	188,970	2,993
Liabilities:
Prepaid forward contracts	Level II	—	161,942
Interest rate swap contracts	Level II	—	118,432
Contingent consideration related to acquisition	Level III	6,698	—
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
The fair value of the contingent consideration as of September 30, 2022, related to an acquisition in the third quarter of 2022, was determined using a probability assessment of the contingent payment.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

		September 30, 2022		December 31, 2021
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

Credit facility debt	Level II	$8,844,687	$8,887,375	$8,495,611	$8,546,438
Collateralized indebtedness	Level II	1,736,294	1,717,146	1,706,997	1,741,710
Senior guaranteed notes and senior secured notes	Level II	8,080,433	6,568,450	8,077,372	8,180,813
Senior notes	Level II	7,321,810	5,391,150	7,950,241	7,883,071
Notes payable and supply chain financing	Level II	116,644	116,231	97,804	97,588
		$26,099,868	$22,680,352	$26,328,025	$26,449,620

(a)Amounts are net of unamortized deferred financing costs and discounts/premiums and with respect to certain notes, a fair value adjustment resulting from the Cequel and Cablevision acquisitions.
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
For the three and nine months ended September 30, 2022, the Company recorded a tax expense of $35,827 and $152,563 on pre-tax income of $133,448 and $565,865, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to the impact of certain non-deductible expenses and state tax expense.
For the three and nine months ended September 30, 2021, the Company recorded a tax expense of $105,226 and $279,053 on pre-tax income of $375,975 and $1,029,275, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and state tax expense.
NOTE 12.    SHARE-BASED COMPENSATION
The following table presents share-based compensation expense recognized by the Company and unrecognized compensation cost:

	Share-Based Compensation				Unrecognized Compensation Cost As of September 30, 2022
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Awards issued pursuant to LTIP (a):
Stock Option Awards	$19,904	$21,886	$62,311	$70,582	$87,564
Performance Stock Units	1,593	2,286	5,220	8,136	32,855
Restricted Share Units	15,852	178	46,879	756	70,616
Other awards	—	—	—	$803	—
	$37,349	$24,350	$114,410	$80,277	$191,035

(a)In June 2022, shareholders of the Company approved an increase to the number of shares authorized for issuance under the 2017 Altice USA Long Term Incentive Plan, as amended, by 35,000,000 shares to 89,879,291 shares.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Stock Option Awards
The following table summarizes activity related to stock options granted to Company employees:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)
Balance at December 31, 2021	50,998,816	$22.51	8.29	$6,801
Granted	4,073,692	12.74
Forfeited	(5,134,398)	23.44
Balance at September 30, 2022	49,938,110	$21.62	7.80	—
Options exercisable at September 30, 2022	18,868,299	$24.14	6.39	$—

(a)The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of Altice USA's Class A common stock at the respective date.
The total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately 2.19 years.
The weighted-average fair value of stock option awards granted during the nine months ended September 30, 2022 was $4.41. The following weighted-average assumptions were used to calculate the fair values of stock option awards granted during the nine months ended September 30, 2022:

Risk-free interest rate	2.71%
Expected life (in years)	6.15
Dividend yield	—%
Volatility	39.38%
Performance Stock Unit Awards
The following table summarizes activity related to performance stock units ("PSUs") granted to Company employees:

Number of PSUs
Balance at December 31, 2021	6,361,894
Forfeited	(635,148)
Balance at September 30, 2022	5,726,746
The PSUs have a weighted average grant date fair value of $10.65 per unit. The total unrecognized compensation cost related to the outstanding PSUs is expected to be recognized over a weighted-average period of approximately 3.33 years.
Restricted Share Units
The following table summarizes activity related to restricted share units granted to Company employees:

Number of Units
Balance at December 31, 2021	6,617,837
Granted	1,511,357
Vested	(19,804)
Forfeited	(496,364)
Balance at September 30, 2022	7,613,026

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Lightpath Plan Awards
As of September 30, 2022, 478,725 Class A-1 management incentive units and 239,050 Class A-2 management incentive units ("Award Units") granted to certain employees of Lightpath were outstanding. Vested units will be redeemed upon a partial exit, a change in control or the completion of an initial public offering, as defined in the Lightpath Holdings LLC agreement. The grant date fair value of the Award Units granted and outstanding aggregated $31,356 and will be expensed in the period in which a partial exit or a liquidity event is consummated.
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
The following table summarizes the revenue and expenses related to services provided to or received from affiliates and related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$649	$3,277	$1,765	$9,718
Operating expenses:
Programming and other direct costs	$(4,086)	$(5,294)	$(11,419)	$(12,026)
Other operating expenses, net	(3,111)	(3,274)	(9,243)	(9,149)
Operating expenses, net	(7,197)	(8,568)	(20,662)	(21,175)
Net charges	$(6,548)	$(5,291)	$(18,897)	$(11,457)
Capital expenditures	$31,228	$11,320	$71,321	$31,530
Revenue
The Company recognized revenue primarily from the sale of advertising to subsidiaries of Altice Europe, and in 2021 also recognized revenue from a foundation controlled by Mr. Drahi.
Programming and other direct costs
Programming and other direct costs primarily include costs incurred by the Company for advertising services provided by Teads S.A. ("Teads").
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	September 30, 2022	December 31, 2021
Due from:
Altice Europe	$476	$241
Other affiliates and related parties	43	3,535
	$519	$3,776
Due to:
Altice Europe	$26,074	$30,604
Other affiliates and related parties	747	1,206
	$26,821	$31,810

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
CSC Holdings
During the three and nine months ended September 30, 2022 and 2021, CSC Holdings made cash equity distribution payments to its parent. Also, CSC Holdings recorded net non-cash equity contributions (distributions) which represent the non-cash settlement of intercompany balances with Altice USA. The balances in 2021 include amounts due to/due from Altice USA pursuant to a tax sharing agreement between the entities. See summary below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash distribution payments to Altice USA	$—	$(77,957)	$—	$(763,435)
Non-cash equity distributions, net to Altice USA	(79)	(754)	(63)	(21,162)
NOTE 14.    COMMITMENTS AND CONTINGENCIES
Legal Matters
On June 23, 2020, a purported stockholder of the Company filed a complaint in the Court of Chancery of the State of Delaware, derivatively on behalf of the Company, against Patrick Drahi, Next Alt S.à.r.l., and those directors of the Company who are members of the Compensation Committee (collectively, the “Director Defendants”). The Company is also named as a nominal defendant in the complaint. The complaint alleges that the Director Defendants breached their fiduciary duties to the Company’s stockholders, and wasted corporate assets, by approving certain equity grants for Patrick Drahi. The complaint seeks rescission of the equity awards, monetary damages, and costs and disbursements for the plaintiff. On October 15, 2020, the Director Defendants answered the complaint and the Company filed a general denial of liability. Following negotiations with plaintiff, the parties executed a stipulation and agreement of compromise, settlement, and release on April 27, 2022 to settle the litigation. On November 1, 2022, the settlement was approved by the court.
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
Overview
Our Business
We principally provide broadband communications and video services in the United States and have marketed our services primarily under two brands: Optimum, primarily in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. On August 1, 2022, the Company began marketing the Suddenlink services under the Optimum brand. We deliver broadband, video, telephony, and mobile services to approximately 4.9 million residential and business customers. Our footprint extends across 21 states through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a fiber-to-the-home ("FTTH") network with approximately 9.4 million total passings as of September 30, 2022. Additionally, we offer news programming and content, advertising services, as well as a full service mobile offering to consumers across our footprint.
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
In March 2020, the United States declared a national emergency concerning the outbreak of COVID-19. The COVID-19 pandemic and the various governmental actions taken in response thereto significantly impacted our business, including how our customers use our products and services and how our employees provide services to our customers. Although we cannot predict how our business and future results will be impacted if the pandemic continues or if governmental authorities take action to slow or prevent an increase in the spread of COVID-19, we have and will work to adapt the environment in which we operate and continue to provide our products and services to our customers. See "Risk Factors - Our business, financial condition and results of operations may be adversely affected by the recent COVID-19 pandemic." in our Annual Report on Form 10-K for the year ended December 31, 2021.
We derive revenue principally through monthly charges to residential customers of our broadband, video, and telephony services and other related services. Our residential broadband, video, and telephony services accounted for approximately 41%, 34%, and 3%, respectively, of our consolidated revenue for the nine months ended September 30, 2022. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking and video services. For the nine months ended September 30, 2022, 15% of our consolidated revenue was derived from these business services. In addition, we derive revenues from the sale of advertising time available on the programming carried on our cable television systems, digital advertising, branded content, affiliation fees for news programming, and data analytics, which accounted for approximately 5% of our consolidated revenue for the nine months ended September 30, 2022. Our mobile and other revenue for the nine months ended September 30, 2022 accounted for approximately 1% of our consolidated revenue.
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

We operate in a highly competitive consumer-driven industry and we compete against a variety of broadband, video and telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, fiber-based service providers, satellite-delivered video signals, Internet-delivered video content, and broadcast television signals available to residential and business customers in our service areas. Our competitors include AT&T, Inc. and its DirecTV subsidiary, DISH Network Corporation, Frontier Communications Corporation, Lumen Technologies, Inc., T-Mobile US, Inc., and Verizon Communications Inc. Consumers' selection of an alternate source of service, whether due to economic constraints, technological advances, or preference, negatively impacts the demand for our services. For more information on our competitive landscape, see "Risk Factors" and "Business-Competition" included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

Results of Operations - Altice USA (unaudited)

	Three Months Ended September 30,		Favorable (Unfavorable)	Nine Months Ended September 30,		Favorable (Unfavorable)
	2022	2021		2022	2021
Revenue:
Broadband	$981,842	$989,410	$(7,568)	$2,970,039	$2,952,136	$17,903
Video	816,001	877,422	(61,421)	2,499,437	2,675,861	(176,424)
Telephony	83,097	99,943	(16,846)	252,952	310,298	(57,346)
Residential revenue	1,880,940	1,966,775	(85,835)	5,722,428	5,938,295	(215,867)
Business services and wholesale revenue	366,554	440,813	(74,259)	1,105,579	1,180,039	(74,460)
News and advertising	120,522	143,625	(23,103)	368,447	380,462	(12,015)
Mobile	22,837	20,456	2,381	73,312	60,355	12,957
Other	2,699	3,213	(514)	8,697	10,560	(1,863)
Total revenue	2,393,552	2,574,882	(181,330)	7,278,463	7,569,711	(291,248)
Operating expenses:
Programming and other direct costs	782,121	843,909	61,788	2,429,925	2,545,645	115,720
Other operating expenses	694,390	590,519	(103,871)	2,009,760	1,760,132	(249,628)
Restructuring and other expense	4,007	1,885	(2,122)	10,058	10,958	900
Depreciation and amortization (including impairments)	445,769	447,958	2,189	1,327,243	1,327,142	(101)
Operating income	467,265	690,611	(223,346)	1,501,477	1,925,834	(424,357)
Other income (expense):
Interest expense, net	(340,989)	(319,001)	(21,988)	(954,564)	(954,684)	120
Gain (loss) on investments	(425,686)	(46,821)	(378,865)	(902,060)	151,651	(1,053,711)
Gain (loss) on derivative contracts, net	323,668	43,385	280,283	643,856	(109,020)	752,876
Gain on interest rate swap contracts, net	105,945	5,521	100,424	268,960	59,600	209,360
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	—	—	(51,712)	51,712
Other income, net	3,245	2,280	965	8,196	7,606	590
Income before income taxes	133,448	375,975	(242,527)	565,865	1,029,275	(463,410)
Income tax expense	(35,827)	(105,226)	69,399	(152,563)	(279,053)	126,490
Net income	97,621	270,749	(173,128)	413,302	750,222	(336,920)
Net income attributable to noncontrolling interests	(12,670)	(3,896)	(8,774)	(25,626)	(11,573)	(14,053)
Net income attributable to Altice USA, Inc. stockholders	$84,951	$266,853	$(181,902)	$387,676	$738,649	$(350,973)

The following is a reconciliation of net income to Adjusted EBITDA and Operating Free Cash Flow (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$97,621	$270,749	$413,302	$750,222
Income tax expense	35,827	105,226	152,563	279,053
Other income, net	(3,245)	(2,280)	(8,196)	(7,606)
Gain on interest rate swap contracts, net	(105,945)	(5,521)	(268,960)	(59,600)
Loss (gain) on derivative contracts, net	(323,668)	(43,385)	(643,856)	109,020
Loss (gain) on investments	425,686	46,821	902,060	(151,651)
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	—	51,712
Interest expense, net	340,989	319,001	954,564	954,684
Depreciation and amortization (including impairments)	445,769	447,958	1,327,243	1,327,142
Restructuring and other expense	4,007	1,885	10,058	10,958
Share-based compensation	37,349	24,350	114,410	80,277
Adjusted EBITDA	954,390	1,164,804	2,953,188	3,344,211
Less: Capital expenditures (cash)	493,559	309,172	1,371,056	845,067
Operating Free Cash Flow	$460,831	$855,632	$1,582,132	$2,499,144
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net cash flows from operating activities	$629,162	$698,314	$1,905,716	$2,177,479
Less: Capital expenditures (cash)	493,559	309,172	1,371,056	845,067
Free Cash Flow	$135,603	$389,142	$534,660	$1,332,412

The following table sets forth certain customer metrics, excluding our mobile customers, for the Company (unaudited):

	September 30, 2022	June 30, 2022	September 30, 2021

	(in thousands)
Total passings (a)	9,414.9	9,363.1	9,212.5
Total customer relationships (b)(c)	4,897.2	4,947.3	5,027.6
Residential	4,514.7	4,564.2	4,646.0
SMB	382.5	383.1	381.6
Residential customers:
Broadband	4,290.6	4,333.6	4,388.1
Video	2,491.8	2,574.2	2,803.0
Telephony	1,818.9	1,886.9	2,057.1
Penetration of total passings (d)	52.0%	52.8%	54.6%
ARPU (e)	$138.12	$140.13	$140.73

FTTH total passings (f)	1,908.2	1,587.1	1,026.6
FTTH customer relationships (g)(h)	135.3	104.4	58.9
FTTH Residential	134.2	103.7	58.7
FTTH SMB	1.2	0.7	0.2
Penetration of FTTH total passings (i)	7.1%	6.6%	5.7%

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

Altice USA- Comparison of Results for the Three and Nine Months Ended September 30, 2022 compared to the Three and Nine Months Ended September 30, 2021
Broadband Revenue
Broadband revenue for the three and nine months ended September 30, 2022 was $981,842 and $2,970,039, respectively, while broadband revenue for the three and nine months ended September 30, 2021 was $989,410 and $2,952,136, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Revenue is impacted by rate increases, promotional offerings, changes in the number of customers, and changes in speed tiers. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Broadband revenue decreased $7,568 (1%) and increased $17,903 (1%) for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively. The decrease for the three months ended September 30, 2022 was due a decrease in broadband customers, partially offset by higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases and service level changes while the increase for the nine months ended September 30, 2022 was due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases and service level changes, partially offset by a decrease in broadband customers.
Video Revenue
Video revenue for the three and nine months ended September 30, 2022 was $816,001 and $2,499,437, respectively, and $877,422 and $2,675,861, for the three and nine months ended September 30, 2021, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Revenue is impacted by rate increases, promotional offerings, changes in the number of customers, additional services sold to our existing customers, and changes in programming packages. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Video revenue decreased $61,421 (7%) and $176,424 (7%) for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The decreases were due primarily to a decline in video customers, partially offset by higher average recurring video revenue per video customer, primarily driven by certain rate increases.
Telephony Revenue
Telephony revenue for the three and nine months ended September 30, 2022 and 2021 was $83,097 and $252,952, respectively, and $99,943 and $310,298, for the three and nine months ended September 30, 2021, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Revenue is impacted by changes in rates for services, promotional offerings, changes in the number of customers, and additional services sold to our existing customers. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Telephony revenue decreased $16,846 (17%) and $57,346 (18%) for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The decreases were due to a decline in telephony customers and lower average recurring revenue per telephony customer.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three and nine months ended September 30, 2022 was $366,554 and $1,105,579, respectively, and $440,813 and $1,180,039 for the three and nine months ended September 30, 2021, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber-based telecommunications services to the business market, and the sale of broadband, video and telephony services to SMB customers.
Business services and wholesale revenue decreased $74,259 (17%) and $74,460 (6%) for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. Approximately $74,600 of the decrease for the three and nine months ended September 30, 2022 was due to an early termination of a backhaul contract for air strands in the third quarter of 2021, which resulted in the recognition of deferred revenue and termination fees over the amended term in the prior year.
News and Advertising Revenue
News and advertising revenue for the three and nine months ended September 30, 2022 was $120,522 and $368,447, respectively, and $143,625 and $380,462 for the three and nine months ended September 30, 2021, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems (linear revenue), (ii) digital advertising, (iii) branded content, and (iv) data analytics. News and advertising revenue also includes affiliation fees for news programming.
News and advertising revenue decreased $23,103 (16%) and $12,015 (3%) for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021 primarily due to a decrease in digital advertising.
Mobile Revenue
Mobile revenue for the three and nine months ended September 30, 2022 was $22,837 and $73,312, respectively, and $20,456 and $60,355 for the three and nine months ended September 30, 2021, respectively. Mobile revenue is derived from the sales of devices and mobile services. Mobile revenue increased $2,381 (12%) and $12,957 (21%) for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The increases were due to higher mobile lines and devices sold. As of September 30, 2022, we had approximately 236,000 mobile lines (including approximately 33,400 receiving free service) compared to approximately 181,000 mobile lines as of September 30, 2021.
Other Revenue
Other revenue for the three and nine months ended September 30, 2022 was $2,699 and $8,697, respectively, and for the three and nine months ended September 30, 2021 was $3,213 and $10,560, respectively. Other revenue includes revenue from other miscellaneous revenue streams.
Programming and Other Direct Costs
Programming and other direct costs for the three and nine months ended September 30, 2022 amounted to $782,121 and $2,429,925, respectively, and $843,909 and $2,545,645, for the three and nine months ended September 30, 2021, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs are impacted by increases in contractual rates, new channel launches, and by changes in the number of customers receiving certain programming services. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the costs of mobile devices sold to our customers and direct costs of providing mobile services.
The decreases of $61,788 (7%) and $115,720 (5%) for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 were primarily attributable to the following:

	Three Months	Nine Months
Decrease in programming costs primarily due to lower video customers, partially offset by net contractual rate increases	$(31,010)	$(69,015)
Decrease in taxes and surcharges	(14,131)	(20,347)
Decrease in digital media and linear advertising spots for resale costs	(9,989)	(13,210)
Decrease in franchise fee costs due to lower video revenue	(3,298)	(10,159)
Other net decreases	(3,360)	(2,989)
	$(61,788)	$(115,720)

Programming costs
Programming costs aggregated $650,768 and $2,007,398 for the three and nine months ended September 30, 2022 and $681,778 and $2,076,413 for the three and nine months ended September 30, 2021, respectively. Our programming costs in 2022 will continue to be impacted by changes in programming rates, which we expect to increase, and by changes in the number of video customers.
Other Operating Expenses
Other operating expenses for the three and nine months ended September 30, 2022 amounted to $694,390 and $2,009,760, and for the three and nine months ended September 30, 2021 amounted to $590,519 and $1,760,132, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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
The increases in other operating expenses of $103,871 (18%) and $249,628 (14%), for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 were attributable to the following:

	Three Months	Nine Months
Net increase in labor costs and benefits, partially offset by an increase in capitalizable activity	$35,402	$101,249
Increase in repairs and maintenance costs, net of capitalizable activity, including costs to rebrand our Suddenlink services to Optimum	13,640	36,343
Increase in marketing costs, primarily due to costs to rebrand our Suddenlink services to Optimum	11,425	35,043
Increase in share-based compensation costs	12,999	34,133
Increase in bad debt	10,149	18,834
Other net increases, net of capitalizable activity	20,256	24,026
	$103,871	$249,628
Restructuring and Other Expense
Restructuring and other expense for the three and nine months ended September 30, 2022 amounted to $4,007 and $10,058 as compared to $1,885 and $10,958 for the three and nine months ended September 30, 2021, respectively. These amounts include severance and other employee related costs resulting from headcount reductions and facility realignment costs and impairments of certain right of use assets of $2,331 and $6,681 and $1,881 and $9,757, respectively. These amounts include transactions costs of $1,676 and $3,377 for the three and nine months ended September 30, 2022 and $4 and $1,201 for the three and nine months ended September 30, 2021, respectively.
Depreciation and Amortization
Depreciation and amortization for the three and nine months ended September 30, 2022 amounted to $445,769 and $1,327,243 as compared to $447,958 and $1,327,142 for the three and nine months ended September 30, 2021, respectively.
The decrease in depreciation and amortization of $2,189 for the three months ended September 30, 2022 as compared to the prior year period was due to higher asset additions in 2022 being depreciated over a longer useful life as compared to the 2021 period and lower amortization expense on intangible assets.

Adjusted EBITDA
Adjusted EBITDA amounted to $954,390 and $2,953,188 for the three and nine months ended September 30, 2022 as compared to $1,164,804 and $3,344,211 for the three and nine months ended September 30, 2021, respectively.
The decreases in Adjusted EBITDA of $210,414 and $391,023 for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, respectively, were due to decreases in revenue and increases in operating expenses (excluding depreciation and amortization, restructuring and other expense and share-based compensation), as discussed above.
Operating Free Cash Flow
Operating free cash flow was $460,831 and $1,582,132 for the three and nine months ended September 30, 2022 as compared to $855,632 and $2,499,144 for the three and nine months ended September 30, 2021, respectively. The decreases in operating free cash flow of $394,801 and $917,012, respectively, for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 were due to increases in capital expenditures and decreases in Adjusted EBITDA.
Free Cash Flow
Free cash flow was $135,603 and $534,660 for the three and nine months ended September 30, 2022 as compared to $389,142 and $1,332,412 for the three and nine months ended September 30, 2021, respectively. The decreases in free cash flow of $253,539 and $797,752 in the three and nine month period, respectively, were due to increases in capital expenditures and decreases in net cash provided by operating activities.
Interest Expense, net
Interest expense, net was $340,989 and $954,564 for the three and nine months ended September 30, 2022, as compared to $319,001 and $954,684, respectively. The increase of $21,988 and decrease of $120 for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 were attributable to the following:

	Three Months	Nine Months
Increase primarily due to an increase in interest rates, offset by a decrease in average debt balances	$31,234	$17,868
Capitalized interest related to FTTH network construction	(4,296)	(9,544)
Higher interest income	(964)	(1,312)
Other net decreases, primarily lower amortization of deferred financing costs and original issue discounts	(3,986)	(7,132)
	$21,988	$(120)
Gain (Loss) on Investments
Gain (loss) on investments was $(425,686) and $(902,060) for the three and nine months ended September 30, 2022 as compared to $(46,821) and $151,651 for the three and nine months ended September 30, 2021, respectively and consists of the increase (decrease) in the fair value of Comcast common stock owned by the Company. The effects of these gains (losses) are partially offset by the losses (gains) on the related equity derivative contracts, net described below.
Gain (Loss) on Derivative Contracts, net
Gain (loss) on derivative contracts, net for the three and nine months ended September 30, 2022 amounted to $323,668 and $643,856 compared to $43,385 and $(109,020) for the three and nine months ended September 30, 2021 and includes realized and unrealized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company. The effects of these gains (losses) are offset by losses (gains) on investment securities pledged as collateral, which are included in gain (loss) on investments discussed above.
Gain on Interest Rate Swap Contracts, net
Gain on interest rate swap contracts, net was $105,945 and $268,960 for the three and nine months ended September 30, 2022 compared to $5,521 and $59,600 for the three and nine months ended September 30, 2021, respectively. These amounts represent the change in the fair value of the interest rate swap contracts. These contracts are not designated as hedges for accounting purposes.
Other Income, net
Other income, net amounted to $3,245 and $8,196 for the three and nine months ended September 30, 2022 compared to $2,280 and $7,606 for the three and nine months ended September 30, 2021, respectively. These amounts include dividends received on Comcast common stock owned by the Company and the non-service cost/benefit components of the Company's pension plan.
Income Tax Expense
For the three and nine months ended September 30, 2022, Altice USA recorded a tax expense of $35,827 and $152,563 on pre-tax income of $133,448 and $565,865, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to the impact of certain non-deductible expenses and state tax expense.
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
The following is a reconciliation of CSC Holdings' net cash flow from operating activities to Free Cash Flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net cash flows from operating activities	$629,162	$697,575	$1,905,716	$2,147,335
Less: Capital expenditures (cash)	493,559	309,172	1,371,056	845,067
Free Cash Flow	$135,603	$388,403	$534,660	$1,302,268

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
We expect to utilize free cash flow and availability under the CSC Holdings revolving credit facility, as well as future refinancing transactions, to further extend the maturities of, or reduce the principal on, our debt obligations. The timing and terms of any refinancing transactions will be subject to, among other factors, market conditions. Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from other borrowings to repay the outstanding debt securities through open market purchases, privately negotiated purchases, tender offers, or redemptions. With regard to our collateralized indebtedness that matures in May 2023, our intent is to settle such indebtedness with proceeds from new monetization contracts. To the extent we do not enter into new monetization contracts, we could settle the existing collateralized indebtedness by (i) delivering shares of Comcast common stock or (ii) delivering cash. Because this collateralized debt matures in May 2023, it has been classified as current in the accompanying balance sheet as of September 30, 2022, and because there is no assurance that a financing under new monetization contracts can be completed when this debt matures, the related investments held as collateral have also been classified as current.
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
Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums (excluding accrued interest), as well as interest expense for the nine months ended September 30, 2022:

	CSC Holdings Restricted Group	Lightpath	Other Unrestricted Entities	Altice USA/CSC Holdings
Debt outstanding:
Credit facility debt	$8,268,309	$576,378	$—	$8,844,687
Senior guaranteed notes	7,637,721	—	—	7,637,721
Senior secured notes	—	442,712	—	442,712
Senior notes	6,913,974	407,836	—	7,321,810
Subtotal	22,820,004	1,426,926	—	24,246,930
Finance lease obligations	252,430	—	—	252,430
Notes payable and supply chain financing	116,644	—	—	116,644
Subtotal	23,189,078	1,426,926	—	24,616,004
Collateralized indebtedness relating to stock monetizations (a)	—	—	1,736,294	1,736,294
Total debt	$23,189,078	$1,426,926	$1,736,294	$26,352,298
Interest expense:
Credit facility debt, senior notes, finance leases, notes payable and supply chain financing	$843,244	$54,371	$—	$897,615
Collateralized indebtedness relating to stock monetizations (a)	—	—	58,384	58,384
Total interest expense	$843,244	$54,371	$58,384	$955,999

(a)This indebtedness is collateralized by shares of Comcast common stock. Our intent is to settle such indebtedness with proceeds from new monetization contracts. To the extent we do not enter into new monetization contracts, we could settle the existing collateralized indebtedness by (i) delivering shares of Comcast common stock or (ii) delivering cash.

Because this collateralized debt matures in May 2023, it has been classified as current in the accompanying balance sheet as of September 30, 2022, and because there is no assurance that a financing under new monetization contracts can be completed when this debt matures, the related investments held as collateral have also been classified as current.
Payment Obligations Related to Debt
As of September 30, 2022, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as notes payable and supply chain financing, and the value deliverable at maturity under monetization contracts, but excluding finance lease obligations are as follows:

	CSC Holdings Restricted Group	Lightpath	Other Unrestricted Entities (a)	Altice USA/ CSC Holdings
2022	$337,790	$10,342	$8,541	$356,673
2023	1,335,747	80,621	1,776,378	3,192,746
2024	1,978,792	80,537	—	2,059,329
2025	3,924,559	80,087	—	4,004,646
2026	2,171,473	76,741	—	2,248,214
Thereafter	20,207,982	1,532,022	—	21,740,004
Total	$29,956,343	$1,860,350	$1,784,919	$33,601,612

(a)Includes $1,784,919 related to the Company's collateralized indebtedness (including related interest).

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
CSC Holdings Credit Facility
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($2,842,500 outstanding at September 30, 2022) (the "CSC Term Loan Facility", and the term loans extended under the CSC Term Loan Facility, the "CSC Term Loans") and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($1,300,000 outstanding at September 30, 2022) (the "CSC Revolving Credit Facility" and, together with the CSC Term Loan Facility, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified on June 20, 2016, June 21, 2016, July 21, 2016, September 9, 2016, December 9, 2016, March 15, 2017, January 12, 2018, October 15, 2018, January 24, 2019, February 7, 2019, May 14, 2019, October 3, 2019, and July 13, 2022, respectively, and as further amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
In October 2018, CSC Holdings entered into a $1,275,000 ($1,230,375 outstanding at September 30, 2022) incremental term loan facility (the “Incremental Term Loan B-3”) and in October 2019, CSC Holdings entered into a $3,000,000 ($2,925,000 outstanding at September 30, 2022) incremental term loan facility ("Incremental Term Loan B-5") under its existing credit facilities agreement.
On July 13, 2022, CSC Holdings entered into an amendment (the "Twelfth Amendment") to its senior secured credit facility (the "Credit Agreement"). The Twelfth Amendment provides for, among other things, an extended maturity until the date that is the earlier of (i) July 13, 2027 and (ii) April 17, 2025 if, as of such date, any March 2017 Term Loans, as defined in the Credit Agreement are still outstanding, unless the March 2017 Term Loan Maturity Date (as defined in the Credit Agreement) has been extended to a date falling after July 13, 2027. Interest on borrowings under the Twelfth Amendment will be calculated based on the Term Secured Overnight Financing Rate ("SOFR") or alternative base rate borrowings, at a rate per annum equal to the Term SOFR rate (plus a Term SOFR credit adjustment spread of 0.10%) or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 1.25% per annum and (ii) with respect to any Term SOFR loan, 2.25% per annum.
See Note 8 to our consolidated financial statements for further information regarding the CSC Credit Facilities Agreement.
Lightpath Credit Facility
In November 2020, Lightpath entered into a credit agreement which provides a term loan in an aggregate principal amount of $600,000 ($589,500 outstanding at September 30, 2022) and revolving loan commitments in an aggregate principal amount of $100,000. As of September 30, 2022, there were no borrowings outstanding under the Lightpath revolving credit facility. See Note 8 to our consolidated financial statements for further information regarding the Lightpath credit agreement.
Lightpath Interest Rate Swap Contract
Lightpath entered into an interest rate swap contract, effective April 2022, on a notional amount of $300,000, whereby Lightpath pays interest of 2.161% through December 2026 and receives interest based on the one-month LIBOR rate. This swap contract is not designated as a hedge for accounting purposes. Accordingly, the changes in the fair value of this interest rate swap contract are recorded through the statement of operations.
Capital Expenditures
The following table presents the Company's capital expenditures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer premise equipment	$75,857	$61,154	$237,707	$153,389
Network infrastructure	301,251	153,528	848,140	430,811
Support and other	70,616	63,701	168,780	171,595
Business Services	45,835	30,789	116,429	89,272
Capital purchases (cash basis)	493,559	309,172	1,371,056	845,067
Right-of-use assets acquired in exchange for finance lease obligations	36,090	29,993	130,861	107,708
Notes payable issued to vendor for the purchase of equipment and other assets	36,680	27,498	88,181	61,316
Change in accrued and unpaid purchases and other	39,585	(6,000)	45,218	31,502
Capital purchases (accrual basis)	$605,914	$360,663	$1,635,316	$1,045,593
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
Cash Flow Discussion
Altice USA
Operating Activities
Net cash provided by operating activities amounted to $1,905,716 for the nine months ended September 30, 2022 compared to $2,177,479 for the nine months ended September 30, 2021.
The decrease in cash provided by operating activities of $271,763 in 2022 as compared to 2021 resulted from a decrease of $41,713 due to changes in working capital (including an increase in interest payments of $16,559 and an increase in tax payments of $26,496) as well as the timing of payments of liabilities, and collections of accounts receivable, among other items, and a decrease in net income before depreciation and amortization and other non-cash items of $230,050.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 was $1,376,101 compared to $1,187,796 for the nine months ended September 30, 2021. The 2022 investing activities consisted primarily of capital expenditures of $1,371,056. The 2021 investing activities consisted primarily of capital expenditures of $845,067 and payments for acquisitions of $340,444.
Financing Activities
Net cash used in financing activities amounted to $474,800 for the nine months ended September 30, 2022, compared to $1,035,513 for the nine months ended September 30, 2021.
In 2022, the Company's financing activities consisted of the repayment of long-term debt of $1,942,428 and principal payments on finance lease obligations of $97,165, partially offset by proceeds from our revolving credit facility of $1,565,000.
In 2021, the Company's financing activities consisted of the repayment of long-term debt of $3,483,026, repurchase of common stock pursuant to a share repurchase program of $804,928, repayment of collateralized indebtedness and related derivative contracts, net of $185,105, and principal payments on finance lease obligations of $60,257, partially offset by proceeds from long-term debt of $3,310,000, proceeds from collateralized indebtedness and related derivative contracts, net of $185,105, and other net cash receipts of $2,698.
CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $1,905,716 for the nine months ended September 30, 2022 compared to $2,147,335 for the nine months ended September 30, 2021.
The decrease in cash provided by operating activities of $241,619 in 2022 as compared to 2021 resulted from a decrease of $21,020 due to changes in working capital (including an increase in interest payments of $16,559 and an increase in tax payments of $26,496) as well as the timing of payments and collections of accounts receivable, among other items, and a decrease in net income before depreciation and amortization and other non-cash items of $220,599.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 was $1,376,101 compared to $1,187,796 for the nine months ended September 30, 2021. The 2022 investing activities consisted primarily of capital expenditures of $1,371,056. The 2021 investing activities consisted primarily of capital expenditures of $845,067 and payments for acquisitions of $340,444.
Financing Activities
Net cash used in financing activities amounted to $474,800 for the nine months ended September 30, 2022, compared to $1,007,442 for the nine months ended September 30, 2021.

In 2022, the Company's financing activities consisted of the repayment of long-term debt of $1,942,428 and principal payments on finance lease obligations of $97,165, partially offset by proceeds from its revolving credit facility of $1,565,000.
In 2021, the Company's financing activities consisted of distributions to its parent of $763,435, repayment of long-term debt of $3,483,026, repayment of collateralized indebtedness and related derivative contracts, net of $185,105, principal payments on finance lease obligations of $60,257, and other net cash payments of $10,724, partially offset by proceeds from long term debt of $3,310,000 and proceeds from collateralized indebtedness and related derivative contracts, net of $185,105.
Commitments and Contingencies
As of September 30, 2022, the Company's commitments and contingencies not reflected in the Company's balance sheet decreased to approximately $8,500,000 as compared to approximately $10,310,000 as of December 31, 2021. This decrease relates primarily to payments made in 2022 pursuant to programming commitments and a reduction in programming commitments due to a decrease in the number of video customers as of September 30, 2022 as compared to December 31, 2021.
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
For the nine months ended September 30, 2022, Altice USA did not repurchase any shares. From inception through September 30, 2022, Altice USA repurchased an aggregate of 285,507,773 shares for a total purchase price of approximately $7,808,698. These acquired shares were retired and the cost of these shares was recorded in stockholders' deficiency in the consolidated balance sheet of Altice USA. As of September 30, 2022, Altice USA had approximately $1,191,302 of availability remaining under the incremental share repurchase program.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
All dollar amounts, except per share data, included in the following discussion are presented in thousands.
Equity Price Risk
We are exposed to market risks from changes in certain equity security prices. Our exposure to changes in equity security prices stems primarily from the shares of Comcast common stock we hold. We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities. These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price. The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed. The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors. If any one of these contracts was terminated prior to its scheduled maturity date, the Company would be obligated to repay the fair value of the collateralized indebtedness and the fair value of the remaining interest payments on the debt less the sum of the fair values of the underlying stock and equity collars calculated at the termination date. As of September 30, 2022, the Company had an early termination shortfall of $449 relating to such contracts.
The underlying stock and the equity collars are carried at fair value in our consolidated balance sheets and the collateralized indebtedness is carried at its principal value, net of discounts. These discounts are being amortized over the term of the related indebtedness. The carrying value of our collateralized indebtedness amounted to $1,736,294 at September 30, 2022. At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.
As of September 30, 2022, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,259,877. Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $125,988. As of September 30, 2022, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $481,914, a net asset position. For the nine months ended September 30, 2022, we recorded a net gain of $643,856 related to our outstanding equity derivative contracts and recorded an unrealized loss of $902,060 related to the Comcast common stock that we held.

Fair Value of Equity Derivative Contracts
Fair value as of December 31, 2021, net liability position	$(161,942)
Change in fair value, net	643,856
Fair value as of September 30, 2022, net asset position	$481,914
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
Fair Value of Debt
At September 30, 2022, the fair value of our fixed rate debt, comprised of our collateralized debt, senior guaranteed and senior secured notes, senior notes and notes payable, of $13,792,977 was lower than its carrying value of $17,255,181 by $3,462,204. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. Our floating rate borrowings, comprised of our term loans and revolving credit facilities bear interest in reference to current LIBOR-based or SOFR-based market rates and thus their principal values approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2022 would increase the estimated fair value of our fixed rate debt by $653,014 to $14,445,991. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values in our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. See Note 9 to our Consolidated Financial Statements for a summary of interest rate swap contracts outstanding at September 30, 2022. The Company's outstanding interest rate swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statement of operations. For the nine months ended September 30, 2022, the Company recorded a gain on interest rate swap contracts of $268,960.
The following represents the location of the assets and liabilities associated with the Company's equity derivative contracts and interest rate swap contracts within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at September 30, 2022
Asset Derivatives:
Prepaid forward contracts	Derivative contracts	$481,914
Interest rate swap contracts	Other assets, long-term	188,970
		$670,884

As of September 30, 2022, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control
During the nine months ended September 30, 2022, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings
Refer to Note 14 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.
Item 6.        Exhibits

EXHIBIT NO.	DESCRIPTION

10.1	Executive Employment Agreement, dated September 7, 2022, by and between Altice USA, Inc. and Dennis Mathew.
10.2	Transition Agreement, dated September 6, 2022, between Altice USA, Inc. and Dexter Goei.
31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101
The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 filed with the Securities and Exchange Commission on November 2, 2022 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders' Deficiency; (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.

104	The cover page from this quarterly report on Form 10-Q formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.

Date:	November 2, 2022		/s/ Michael J. Grau
		By:	Michael J. Grau Chief Financial Officer