Form 10-K
period 2022-12-31
Altice USA, Inc.
filed 2023-02-23
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act	Yes	☒	No	☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act	Yes	☐	No	☒

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
☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of Altice USA, Inc. computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of June 30, 2022:	$2,021,264,916
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	NYSE

Number of shares of common stock outstanding as of February 17, 2023	456,069,373
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
We principally provide broadband communications and video services in the United States and market our services primarily under the Optimum brand. We deliver broadband, video, and telephony services to approximately 4.9 million residential and business customers. Our footprint extends across 21 states (primarily in the New York metropolitan area and various markets in the south-central United States) through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a fiber-to-the-home ("FTTH") network with approximately 9.5 million total passings as of December 31, 2022. Additionally, we offer news programming and advertising services, and a full service mobile offering to consumers across our footprint.
Our ongoing FTTH network build, with planned upgrades, will enable us to deliver multi-gig broadband speeds to meet the growing data needs of residential and business customers. Concurrent to our FTTH network deployment, we also continue to upgrade our existing HFC network through the deployment of digital and expansion of Data Over Cable Service Interface Specification ("DOCSIS") 3.1 technology in order to roll out enhanced broadband services to customers. We currently make available in a majority of our footprint 1 Gbps broadband services which provide a connectivity experience supporting the most data-intensive activities, including streaming 4K ultra-high-definition ("UHD") and high-definition ("HD") video on multiple devices, online multi-player video game streaming platforms, video chatting, streaming music, high-quality virtual-and augmented reality experiences, and downloading large files.
The following table presents certain financial data and metrics for Altice USA:

	Years ended December 31,
	2022	2021	2020

	(in thousands, except percentage data)
Customer Relationships (a)	4,879.7	5,014.7	5,024.6
Revenue	$9,647,659	$10,090,849	$9,894,642
Adjusted EBITDA (b)	$3,866,537	$4,427,251	$4,414,814
Adjusted EBITDA as % of Revenue	40.1%	43.9%	44.6%
Net income attributable to Altice USA, Inc. stockholders	$194,563	$990,311	$436,183

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

Our Products and Services
We provide broadband, video and telephony services to both residential and business customers. We also provide enterprise-grade fiber connectivity, bandwidth and managed services to enterprise customers and provide advertising time and services to advertisers. In 2022, we surpassed 2.1 million homes and businesses passed with our state-of-the-art FTTH network. In addition, we offer various news programming through traditional linear and digital platforms and a full service mobile offering to consumers across our footprint.
The prices we charge for our services vary based on the number of services and associated service level or tier our customers choose, coupled with any promotions we may offer.
Residential Services
The following table shows our residential customer relationships for broadband, video and telephony services provided to residential customers.

	December 31,
	2022	2021	2020

	(in thousands)
Total residential customer relationships:	4,498.5	4,632.8	4,648.4
Broadband	4,282.9	4,386.2	4,359.2
Video	2,439.0	2,732.3	2,961.0
Telephony	1,764.1	2,005.2	2,214.0

The following table shows our revenues for broadband, video and telephony services provided to residential customers.

	Years Ended December 31,
	2022	2021	2020

Residential revenue:	(in thousands)
Broadband	$3,930,667	$3,925,089	$3,689,159
Video	3,281,306	3,526,205	3,670,859
Telephony	332,406	404,813	468,777
Broadband Services
We offer a variety of broadband service tiers tailored to meet the different needs of our residential customers. Current offers include download speeds up to 5 Gbps for our residential customers. We make FTTH symmetrical broadband service available to over 2.1 million homes and plan to continue this expansion throughout our footprint. In 2022, we added 2 Gbps and 5 Gbps symmetrical speed tiers to a portion of our FTTH network and expanded deployment of Smart WiFi 6. We expect to make these speeds available to all residential and business customers in our FTTH footprint in the future.
Substantially all of our HFC network is digital and DOCSIS 3.1 compatible, with 242 homes per node and a bandwidth capacity of at least 750 MHz throughout. This network allows us to provide our customers with advanced broadband, video and telephony services.
In addition, we have deployed WiFi across our footprint providing for approximately 1.5 million total WiFi hotspots as of December 31, 2022. The WiFi network allows broadband customers to access Internet connectivity while they are away from their home or office. WiFi is delivered via wireless access points mounted on our broadband network, in certain retail partner locations, certain rail stations, New York City parks and other public venues. Some of our equipment includes a second network that enables all broadband customers to access the WiFi network throughout the neighborhoods we serve. Access to the WiFi network is offered as a free value-added benefit to broadband customers. Our WiFi service also allows our broadband customers to access the WiFi networks of Comcast Corporation ("Comcast"), Charter Communications, Inc. ("Charter") and Cox Communications, Inc. Through these relationships we offer our customers complimentary access to additional hotspots nationwide.

Video Services
We currently offer a variety of video services through Optimum TV, which include delivery of broadcast stations and cable networks, over the top ("OTT") services such as Netflix, YouTube and others, advanced digital video services, such as video-on-demand ("VOD"), HD channels, digital video recorder ("DVR") and pay-per-view, to our residential markets. Depending on the market and level of service, customers have access to local broadcast networks and independent television stations, news, information, sports and entertainment channels, regional sports networks, international channels and premium services such as HBO, Showtime and Cinemax. Additionally, we provide app based solutions for TV, including a companion mobile app that allows viewing of television content on iOS or Android devices, as well as the available Optimum TV app on Apple TV for eligible customers.
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
As of December 31, 2022, our residential customers were able to receive between 452 to 583 digital channels depending on their market and level of service. In addition, depending on the service area, we offer between 146 to 186 HD channels which represent the most widely watched programming, including all major broadcast networks, as well as most leading national cable networks, premium channels and regional sports networks.
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
For a monthly fee, we offer DVR services. Depending on the service area and market, customers may receive either a set-top box DVR with the ability to record, pause and rewind live television or an enhanced Cloud DVR with remote-storage capability to record 15 shows simultaneously while watching any live or pre-recorded show, and pause and rewind live television with three storage capacity options to select from.
Additionally, customers can use their credentials to access apps provided by programmers and networks on platforms where these apps are offered.
We also provide an entertainment product, Optimum Stream, to our non-video broadband customers that offers customers access to a wide variety of video content through an easy self-installation device.
Telephony Services
Through Voice over Internet protocol ("VoIP") telephone service we also offer unlimited local, regional and long-distance calling within the United States, Canada, Puerto Rico and the U.S. Virgin Islands for a flat monthly rate, including popular calling features such as caller ID with name and number, call waiting, three-way calling and enhanced emergency 911 dialing. We also offer additional options designed to meet our customers' needs, including directory assistance, voicemail services and international calling.
Mobile
We offer a mobile service providing data, talk and text to consumers in or near our service footprint. The service is delivered over a nationwide network with long-term evolution ("LTE") and 5G (where available) coverage through our network partners, including our infrastructure-based mobile virtual network operator ("MVNO") agreement with T-Mobile U.S. Inc. ("T-Mobile"). We offload mobile traffic using our Optimum Wi-Fi network of hotspots in the New York metropolitan area as well as select customer premises equipment across our footprint. Our full infrastructure MVNO agreement with T-Mobile is differentiated from other light MVNOs in that it gives us full access control over our own core network, as well as the Home Location Register and subscriber identification module ("SIM") cards. This allows us to fully control seamless data offloading and the handover between the fixed and wireless networks. We also have full product, features and marketing flexibility with our mobile service.
Our mobile product is sold at Optimum stores, as well as online. Consumers can bring their own devices or purchase or finance a variety of phones directly from us, including Apple, Samsung, Motorola and TCL devices.

Business Services
We offer a wide and growing variety of products and services to both large enterprise and small and medium-sized business ("SMB") customers, including broadband, telephony, networking and video services. As of December 31, 2022, we served approximately 381,200 SMB customers across our footprint. We serve enterprise customers primarily through our majority-owned Lightpath business (see discussion below).
Enterprise Customers
Lightpath provides Ethernet, data transport, IP-based virtual private networks, Internet access, telephony services, including session initiated protocol ("SIP") trunking and VoIP services to the business market primarily in the New York metropolitan area. Lightpath also entered the Boston metropolitan area as a result of an acquisition of assets in June 2021 and entered the Miami metropolitan area in November 2022. Our Lightpath bandwidth connectivity service offers speeds up to 100 Gbps. Lightpath also provides managed services to businesses, including hosted telephony services (cloud based SIP-based private branch exchange), managed WiFi, managed desktop and server backup and managed collaboration services including audio and web conferencing. Through Lightpath, we also offer fiber-to-the-tower ("FTTT") services to wireless carriers for cell tower backhaul that enables wireline communications service providers to connect to towers that their own wireline networks do not reach. Lightpath's enterprise customers include companies in health care, financial, education, legal and professional services, and other industries, as well as the public sector and communication providers, incumbent local exchange carriers ("ILEC"), and competitive local exchange carriers ("CLEC"). As of December 31, 2022, Lightpath had approximately 13,500 locations connected to its fiber network, which currently includes approximately 20,200 miles of fiber sheaths (“route miles”) (approximately 10,000 owned route miles and approximately 10,200 route miles pursuant to an indefeasible right of use (“IRU”) from Altice USA).
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
In our footprint outside of the New York metropolitan area (our former Suddenlink footprint), for enterprise and larger commercial customers, we offer high capacity data services, including wide area networking and dedicated data access and advanced services such as wireless mesh networks. We also offer enterprise class telephone services which include traditional multi-line phone service over DOCSIS and trunking solutions via SIP for our Primary Rate Interface ("PRI") and SIP trunking applications. Similar to Lightpath, we also offer FTTT services in these areas. These services are offered on a standalone basis or in bundles that are developed specifically for our commercial customers.
SMB Customers
We provide broadband, video and telephony services to SMB customers. In addition to these services, we also offer managed services, including hosted private branch exchange, managed WiFi, premiere technical support and network security for SMB customers. Telephony services include Optimum Voice for Business, Business Hosted Voice and Business Trunking (SIP and PRI). Optional telephony add-on services include international calling and toll free numbers.
News and Advertising
News 12
Our News 12 networks consist of seven 24-hour local news channels in the New York metropolitan area—the Bronx, Brooklyn, Connecticut, Hudson Valley, Long Island, New Jersey and Westchester—providing each with complete access to hyper-local breaking news, traffic, weather, sports, and more. News 12 also includes a streaming OTT regional news channel, News 12 New York.
Since launching in 1986, News 12 has been widely recognized by the news industry with numerous prestigious honors and awards, including multiple Emmy Awards, Edward R. Murrow Awards, NY Press Club Awards, and more. We derive revenue from our News 12 networks for the sale of advertising and affiliation fees paid by cable operators.

Cheddar
Acquired in 2019, Cheddar News covers the latest headlines and trending topics across business, politics, tech, pop culture, and innovative products, and services. Cheddar News broadcasts live throughout the day across traditional linear television delivery systems and OTT platforms.
i24NEWS
Launched in July 2013, i24NEWS is an international news channel specializing in delivering international news focusing on the Middle East. i24NEWS' global news team covers top stories as they happen on three channels, in three languages: English, French and Arabic.
a4 Advertising
a4 is an award-winning multi-screen advertising sales agency and media consultancy business for SMBs, national brands, political candidates, and the media and entertainment industries. a4 works with advertisers to target households across the United States, using their proprietary technology and privacy-compliant database of aggregated consumer and TV viewership data.
New York Interconnect
In many markets, we have entered into agreements commonly referred to as “Interconnects” with other cable operators to jointly sell local advertising. This simplifies our clients' purchase of local advertising and expands their geographic reach. In some markets, we represent the advertising sales efforts of other cable operators; in other markets, alternative cable operators represent us. For example, NY Interconnect, LLC ("NYI") is a joint venture between Altice USA, Charter and Comcast. NYI provides a wide range of television and digital advertising opportunities for brands looking to reach over 7.6 million households and more than 22 million people across the New York designated market area.
Franchises
As of December 31, 2022, our systems operated in more than 1,400 communities pursuant to franchises, permits and similar authorizations issued by state and local governmental authorities. Franchise agreements typically require the payment of franchise fees and contain regulatory provisions addressing, among other things, service quality, cable service to schools and other public institutions, insurance and indemnity. Franchise authorities generally charge a franchise fee of not more than 5% of certain of our cable service revenues that are derived from the operation of the system within such locality. We generally pass the franchise fee on to our customers.
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
Historically, we have been able to renew our franchises without incurring significant costs, although any particular franchise may not be renewed on commercially favorable terms or otherwise. We expect to renew or continue to operate under all or substantially all of these franchises. For more information regarding risks related to our franchises, see "Risk Factors—Risk Factors Relating to Regulatory and Legislative Matters—Our cable system franchises are subject to non-renewal or termination." The failure to renew a franchise in one or more key markets could adversely affect our business. Proposals to streamline cable franchising recently have been adopted at both the federal and state levels. For more information, see "Regulation—Cable Television—Franchising."

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
We have programming contracts that have expired and others that will expire in the near term. We will seek to renegotiate the terms of these agreements, but there can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach an agreement with certain programmers on terms that we believe are reasonable, we have been, and may in the future be, forced to remove such programming channels from our line-up, which may result in a loss of customers. For more information, see "Risk Factors—Risk Factors Relating to Our Business—Programming and retransmission costs are increasing and we may not have the ability to pass these increases on to our customers. Disputes with programmers and the inability to retain or obtain popular programming can adversely affect our relationship with customers and lead to customer losses, which could materially adversely affect our business, financial condition and results of operations."
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
We invest heavily in target marketing, due to our regional strategy and local focus. Our strategic priority is on building new customer relationships and expanding their use of our fixed, mobile, video and voice offerings, delivering innovative solutions matched to their needs. Most of our marketing is developed centrally then customized regionally, tailoring to local audiences. We have a diverse customer base, and a key focus of ours is to effectively serve a broad range of segments, and to reflect our community’s diversity within marketing materials and advertisements. We also give back to our communities through initiatives and sponsorships focused on digital equity, future innovators (educational programs related to Science, Technology, Engineering and Math (STEM) and robotics) and SMBs.
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
Customer Experience
We believe the customer experience is a cornerstone of our business. Our call center strategy is to demonstrate that we are reliable support experts, that are simple to interact with and work to the best of our ability to resolve the issue. Accordingly, we make a concerted effort to continually improve each customer interaction and have made significant investments in our people, processes and technology to enhance our customers' experience and to reduce the need for customers to contact us.
The insights from operational customer service metrics and our customer surveys help us focus our product, technology, process, and network improvement efforts. Listening to and acting upon customer and agent feedback is a major pillar in our customer experience program and as such we review feedback as part of our on-going operations.
From a call center operations standpoint, we provide technical and account support service to our customers 24 hours a day, seven days a week, and we have systems that allow our customer care centers to be accessed and managed remotely in the event that systems functionality is temporarily lost, which provides our customers access to customer service with limited disruption. To ensure the highest quality support, we have call routing to specialized agents based on certain call types. We continue to work on simplifying and improving our agent toolset to better serve our customer needs.
We also offer our customers the ability to interact with us and get support through digital channels, whether via our website, online chat, interactive voice support, mobile app, or social media (Twitter and Facebook). Customers can use our customer portal website to manage and pay their bill online, obtain service and account information, and get self-help troubleshooting procedures. Our goal is to offer a premium customer care experience through traditional and digital methods.
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
As of December 31, 2022, approximately 95% of our basic video customers were served by systems with a capacity of at least 750 MHz and 242 homes per node. We have upgraded our networks, both through the deployment of our fiber to the home network and through new DOCSIS technologies, and we are delivering speeds of up to 1 Gbps in many areas of our footprint. More than 99% of our residential broadband Internet customers are connected to our national backbone with a presence in major carrier access points in Ashburn, Chicago, Dallas, Denver, New York, New Jersey, Phoenix and San Jose. This presence allows us to avoid significant Internet transit costs by establishing peering relationships with major Internet service and content providers enabling direct connectivity with them at these access points.
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
Our ongoing FTTH network build, with planned upgrades, passing over 2.1 million homes as of December 31, 2022, will enable us to deliver multi-gig broadband speeds to meet the growing data needs of residential and business customers. We believe this FTTH network will be more resilient with reduced maintenance requirements, fewer service outages and lower power usage, which we expect will drive further structural cost efficiencies.

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
To support our mobile business, we have a nationwide mobile core network with five main interconnection points (Texas, California, Illinois, and two in New York), as well as the necessary interconnection points for our network partners T-Mobile and AT&T Inc. ("AT&T"), Appalachian Wireless and US Cellular.
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
Suppliers
Customer Premise and Network Equipment
We purchase set-top boxes and other customer premise equipment from a limited number of vendors because our cable systems use one or two proprietary technology architectures. We buy HD, HD/DVRs and VOD equipment, routers, including the components of our home communications platform, and other network equipment from a limited number of suppliers, including Altice Labs (Altice Europe's technology, services and innovation center), Sagemcom and Ubee. We also purchase outside plant material and equipment, including fiber optics and copper components, to support the expansion and maintenance of our networks. See "Risk Factors—Risk Factors Relating to Our Business—We depend on third-party vendors for certain equipment, hardware, licenses and services in the conduct of our business."
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
Mobile Voice and Data Equipment
We purchase for resale mobile handsets from a number of original equipment manufacturers including Apple, Samsung, Motorola and TCL. Customers of our mobile service are able to purchase these handsets with upfront or installment payments.
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
Competition
We operate in a highly competitive, consumer-driven industry and we compete against a variety of broadband, video, mobile, fixed wireless broadband and fixed-line telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, fiber-based service providers, satellite delivered video signals, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. We believe our leading market position in our footprint, technologically advanced network infrastructure, including our FTTH build-out, our evolving video services, our mobile service, and our focus on enhancing the customer experience favorably position us to compete in our industry. See also "Risk Factors—Risk Factors Relating to Our Business—We operate in a highly competitive business environment which could materially adversely affect our business, financial condition, results of operations and liquidity."
Broadband Services Competition
Our broadband services face competition from broadband communications companies' digital subscriber line ("DSL"), FTTH/Fiber to the Premises ("FTTP") and wireless broadband offerings, as well as from a variety of companies that offer other forms of online services, including satellite-based broadband services. AT&T, Frontier Communications Corporation ("Frontier") and Verizon Communications Inc.'s ("Verizon") Fios are our primary fiber-based competitors. Current and future fixed and wireless Internet services, such as 4G, LTE and 5G (and variants) wireless broadband services and WiFi networks, and devices such as wireless data cards, tablets and smartphones, and mobile wireless routers that connect to such devices, may also compete with our broadband services both for in premises broadband service and mobile broadband. All major wireless carriers offer unlimited data plans, which could, in some cases, become a substitute for the fixed broadband services we provide. The Federal Communications Commission ("FCC") is likely to continue to make additional radio spectrum available for these wireless Internet access services, which in time could expand the quality and reach of these services. Additionally, federal legislation has substantially increased the amount of subsidies to entities deploying broadband to areas deemed to be "unserved" or "underserved" in the past year, which could result in increased competition for our broadband services.
We face intense competition from broadband communications companies with fiber-based networks. Verizon has constructed a FTTH network that passes a significant number of households in our New York metropolitan service area; and AT&T has constructed an FTTP/Fiber to the Node ("FTTN") infrastructure in various markets in our south-central United States service area. We estimate that Verizon is currently able to sell a fiber-based service, including broadband, video and telephony, to over two-thirds of the households in our New York metropolitan service area and that AT&T and new fiber-based service providers are able to sell fiber products to over one-quarter of the households in various markets in our south-central United States service area. Frontier offers DSL and FTTH broadband service and competes with us in most of our Connecticut service area, as well as parts of our Texas and West Virginia service areas.
Video Services Competition
Our video services face competition from cable providers as well as direct broadcast satellite ("DBS") providers, such as DirecTV (which is co-owned by AT&T) and DISH Network Corporation ("DISH"). DirecTV and DISH offer one-way satellite-delivered pre-packaged programming services that are received by relatively small and inexpensive receiving dishes. We believe cable-delivered services, which include the ability to bundle additional services such as broadband, offer a competitive advantage to DBS service, because cable headends can provide two-way communication to deliver a large volume of programming that customers can access and control independently.
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
Mobile Wireless Competition
Our mobile wireless service, launched in September 2019, faces competition from a number of national incumbent network-based mobile service providers, such as AT&T, T-Mobile and Verizon and smaller regional service providers, as well as a number of reseller or MVNO providers, such as Tracfone, Boost Mobile and Cricket Wireless, among others. We believe that our approach to the mobile wireless service offering, including the construction and operation of our own "mobile core" and the ability to bundle and promote the product to our existing customer base, gives us advantages over pure MVNO resellers, and differentiates us from incumbent network-based operators. Improvements by incumbent and reseller mobile service providers on price, features, speeds, and service enhancements will continue to impact the competitiveness and attractiveness of our mobile service, and we will need to continue to invest in our services, product and marketing to answer that competition. Our mobile wireless strategy depends on the availability of wholesale access to radio access networks ("RAN") from one or more network-based providers with whom we are likely to compete. Our mobile service is vulnerable to constraints on the availability of wholesale access or increases in price from the incumbents. Consolidation among wholesale RAN access providers could impair our ability to sustain our mobile service. In April 2020, Sprint and T-Mobile merged, subject to certain conditions imposed by the United States Department of Justice and the FCC. While the reduction of competition among mobile wireless network-based providers likely will negatively impact the price and availability of wholesale RAN access to the Company generally, certain of the conditions imposed upon the merger parties by the U.S. Department of Justice and the FCC have the potential to ameliorate those effects and to enhance the coverage, quality and cost structure for our mobile services while those conditions are in effect.
Business Services Competition
We operate in highly competitive business telecommunications market and compete primarily with local incumbent telephone companies, especially AT&T, Frontier, Lumen Technologies, Inc. ("Lumen") and Verizon, as well as with a variety of other national and regional business services competitors. In recent years, local fiber providers and fixed wireless broadband providers have become more competitive in the business telecommunications services market.
Advertising Services Competition
We provide advertising and advanced targeted digital advertising services on television and digital platforms, both directly and indirectly, within and outside our television service area. We face intense competition for advertising-related revenue across many different platforms and from a wide range of local and national competitors. Advertising competition has increased and will likely continue to increase as new formats seek to attract the same advertisers. We compete for advertising revenue against, among others, local broadcast stations, national cable and broadcast networks, radio stations, print media, social network platforms (such as Facebook and Instagram), and online advertising companies (such as Google), content providers (such as Disney) and connected TV providers.
Employees and Labor Relations
Human Capital
As of December 31, 2022, we had approximately 11,000 employees. Approximately 500 of our employees were represented by unions as of such date. Approximately 92% of our employees are U.S. based. Our employees perform work in a variety of environments, including customers’ homes or businesses, in the field, and on site in retail stores, centers or offices. In response to tight labor markets, inflation and other challenges we experienced along with many other U.S. organizations, we implemented retention solutions for key talent and broadened our talent acquisition strategies.
Diversity and Inclusion
Altice USA is committed to diversity and inclusion with a focus on providing our employees and our customers with the best experience possible. Our approach is informed by best practices in recruitment, retention, community engagement and culture building, which will help us build a company that is welcoming, respectful and with equal opportunities for all.
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
Compensation and Benefits
We are committed to providing a competitive total incentive program that is conducive to attracting and retaining our talent. Our compensation program targets market competitive pay and provides an opportunity for our full time non-union employees to earn performance-based incentive compensation. Our market competitive and inclusive benefits program includes healthcare benefits, life and disability insurance, 401(k) plan with company matching contributions, paid time off, and other voluntary benefit programs.
Regulation
General Company Regulation
Our cable and other services are subject to a variety of federal, state and local law and regulations, as well as, in instances where we operate outside of the U.S., the laws and regulations of the countries and regions where we operate. The Communications Act, and the rules, regulations and policies of the FCC, as well as other federal, state and other laws governing cable television, communications, consumer protection, privacy and related matters, affect significant aspects of the operations of our cable and other services.
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
In recent years, the traditional local cable franchising regime has undergone significant change as a result of federal and state action. Several states have reduced or eliminated the role of local or municipal government in franchising in favor of state- or system-wide franchises, and the trend has been toward consolidation of franchising authority at the state level, in part to accommodate the interests of new broadband and cable entrants over the last decade. At the same time, the FCC has adopted rules that streamline entry for new competitors (such as those affiliated with broadband communications companies) and reduce certain franchising burdens for these new entrants. In 2019, the FCC also extended to existing cable providers relief from certain fees and other regulatory requirements imposed by franchising authorities, including subjecting certain fees for access to the right-of-way and certain in-kind payments obligations to the statutory cap on franchise fees, as well as preempting states and localities from exercising their authority to regulate cable operators’ non-cable services. The FCC’s order was challenged by several municipalities and substantially upheld by the U.S. Sixth Circuit Court of Appeals on appeal, although the court curtailed the relief related to in-kind contributions.

Pricing and Packaging.    The Communications Act and the FCC's rules limit the scope of price regulation for cable television services. Among other limitations, franchising authorities may regulate rates only for "basic" cable service. In 2015, the FCC adopted a rule establishing a presumption against rate regulation absent an affirmative showing by the franchising authority that there is an absence of effective competition. Based on the 2015 FCC rule, none of our video customers are currently subject to basic rate regulation.
There have been frequent calls to impose further rate regulation on the cable industry. It is possible that Congress or the FCC may adopt new constraints on the retail pricing or packaging of cable programming. As we attempt to respond to a changing marketplace with competitive marketing and pricing practices, we may face regulations that impede our ability to compete. In addition, a number of state and local regulatory authorities have imposed or seek to impose price- or price-related regulation that we believe is inconsistent with FCC direction, and these efforts if successful, will diminish the benefits of deregulation and hamper our ability to compete with our largely unregulated competitors. We brought a challenge in federal and state court against one such attempt to regulate our pricing by the New Jersey Board of Public Utilities, and successfully obtained a ruling in state court enjoining that agency from enforcing its regulation. The agency appealed that ruling to the New Jersey Supreme Court and a ruling from the Supreme Court is pending. While we also obtained a favorable federal district court ruling, the appeals court vacated that ruling and held that the matter should be decided in state court.
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
Ownership Limitations.    Federal regulation of the communications field traditionally included a host of ownership restrictions, which limited the size of certain media entities and restricted their ability to enter into competing enterprises. Through a series of legislative, regulatory, and judicial actions, most of these restrictions have been either eliminated or substantially relaxed. In 2017, the FCC relaxed some broadcast media ownership rules, and the broadcast industry subsequently experienced consolidation. The FCC’s order was subsequently affirmed by the U.S. Supreme Court, but the FCC has the statutory obligation to review its broadcast ownership rules every four years and revise them if it determines that the public interest so requires. Depending on the outcome of the FCC’s 2022 quadrennial review of media ownership rules, the broadcast industry could consolidate further, which could impact the fees we pay broadcasters to license their signals.
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

Pole Attachments.    The Company makes extensive use of utility poles and conduits owned by other utilities to attach and install the facilities that are integral to our network and services. The Communications Act requires most utilities to provide cable systems with access to poles and conduits to attach such facilities at regulated rates. The FCC (or a state, if it chooses to regulate) regulates utility company rates for the rental of pole and conduit space used by companies, including operators like us, to provide cable, telecommunications services, and Internet access services. Many states in which we operate have elected to set their own pole attachment rules. Adverse changes to the pole attachment rate structure, rates, classifications, and access could significantly increase our annual pole attachment costs. Expansion of our business into new areas may be frustrated by delays, capacity constraints, "makeready" demands or the general inability to secure appropriate pole or conduit rights.
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
Program Carriage.    The FCC's program carriage rules prohibit us from requiring an unaffiliated programmer to grant us a financial interest or exclusive carriage rights as a condition of its carriage on our cable systems and prohibit us from unfairly discriminating against unaffiliated programmers in the terms and conditions of carriage on the basis of their nonaffiliation.
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
Privacy and Data Security.    In the course of providing our services, we collect certain information about our customers and their use of our services. We also collect certain information regarding potential customers and other individuals. Our collection, use, disclosure and other handling of information is subject to a variety of federal and state privacy requirements, including those imposed specifically on cable operators and telecommunications service providers by the Communications Act. We are also subject to data security obligations, as well as requirements to provide notice to individuals and governmental entities in the event of certain data security breaches, and such breaches, depending on their scope and consequences, may lead to litigation and enforcement actions with the potential for substantial monetary forfeitures or to adversely affect our brand.
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
Federal Copyright Regulation.    We are required to pay copyright royalty fees on a semi-annual basis to receive a statutory compulsory license to carry broadcast television content. These fees are subject to periodic audit by the content owners. The amount of a cable operator's royalty fee payments are determined by a statutory formula that takes into account various factors, including the amount of "gross receipts" received from customers for "basic" service, the number of "distant" broadcast signals carried and the characteristics of those distant signals (e.g., network, independent or noncommercial). Certain elements of the royalty formula are subject to adjustment from time to time, which can lead to increases in the amount of our semi-annual royalty payments. The U.S. Copyright Office, which administers the collection of royalty fees, has made recommendations to Congress for changes in or elimination of the statutory compulsory licenses for cable television carriage of broadcast signals. Changes to copyright regulations could adversely affect the ability of our cable systems to obtain such programming and could increase the cost of such programming. Similarly, we must obtain music rights for locally originated programming and advertising from the major music performing rights organizations. These licensing fees have been the source of litigation in the past, and we cannot predict with certainty whether license fee disputes may arise in the future. The legal framework for secondary copyright liability for Internet Service Providers ("ISPs"), including whether and to what extent an ISP may be liable for the alleged infringement of its subscribers' internet services, continues to evolve and could result in significant liability for the Company.
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
Other Regulation.    We are subject to various other regulations, including those related to political broadcasting; home wiring; the blackout of certain network and syndicated programming; prohibitions on transmitting obscene programming; limitations on advertising in children's programming; and standards for emergency alerts, as well as telemarketing and general consumer protection laws and equal employment opportunity obligations. For example, the Television Viewer Protection Act of 2019 imposes obligations on cable and fixed broadband providers, including required disclosures at the point of sale and in electronic billing and prohibitions on certain equipment charges. The FCC also imposes various technical standards on our operations. In the aftermath of extreme weather events, the FCC and certain states continue to examine whether new requirements are necessary to improve the resiliency of communications networks. In 2022, the FCC adopted disaster response requirements for facilities-based wireless providers but deferred imposing similar requirements on cable and other communications networks. The FCC requires cable operators to report network outages that exceed a specified threshold. Some jurisdictions, such as California, have begun to impose new technical requirements on facilities-based wireline providers as part of their resiliency proceedings. Other states have undertaken examinations of storm resiliency, recovery, and customer impacts, which could lead to additional regulation of the industry. Each of these regulations restricts (or could restrict) our business practices to varying degrees, and will impose (or could impose) substantial compliance costs. The FCC can aggressively enforce compliance with its regulations and consumer protection policies, including through the imposition of substantial monetary sanctions. It is possible that Congress or the FCC will expand or modify its regulations of cable systems in the future, and we cannot predict at this time how that might impact our business.
Broadband
Regulatory Classification.    Broadband Internet access services were traditionally classified by the FCC as "information services" for regulatory purposes, a type of service that is subject to a lesser degree of regulation than "telecommunications services." In 2015, the FCC reversed this determination and classified broadband Internet access services as "telecommunications services." This reclassification had subjected our broadband Internet access service to greater regulation, although the FCC did not apply all telecommunications service obligations to broadband Internet access service. The 2015 Order (as defined below) could have had a material adverse impact on our business. In December 2017, the FCC adopted an order that in large part reversed again the 2015 Order and reestablished the "information service" classification for broadband Internet access service. The 2017 Order (as defined below) was affirmed in part on appeal in October 2019 insofar as it classified broadband Internet access services as information services subject to lesser federal regulation. However, the 2017 Order was also vacated in part on appeal insofar as it preempted states from subjecting broadband Internet access services to any requirements more stringent than the federal requirements. As a result, the precise extent to which state rules may impose such requirements, as well as other regulatory obligations, on broadband Internet access service providers is not fully settled. Additionally, the FCC is expected to revisit the appropriate regulatory classification of broadband in 2023.
Net Neutrality.   Congress and some states are considering legislation that may codify “net neutrality” rules, which could include prohibitions on blocking, throttling and prioritizing Internet traffic. A number of states, including California and New York, have adopted legislation and/or executive orders that apply “net neutrality” rules to ISPs. The California legislation took effect in March 2021. New York has in place an executive order that requires entities contracting with state agencies to commit to and certify compliance with net neutrality principles across the market.
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

Government Subsidies. The FCC and other federal agencies, as well as some states, direct subsidies to entities deploying broadband to areas deemed to be “unserved” or “underserved.” Federal legislation and state programs have substantially increased the amount of such subsidies in recent years, and eligibility criteria for the use of such subsidies do not always limit their use exclusively to areas lacking broadband access. We have sought this funding as have many other entities, including broadband services competitors and new entrants into such services. We have also opposed subsidies directed to areas that we already serve. In 2022, we were authorized to receive subsidies from the FCC as part of the Rural Digital Opportunity Fund ("RDOF"). RDOF awards include a number of regulatory requirements and construction milestones. If we fail to meet these obligations, we could be subject to government penalties. There is no assurance that we will be successful in securing such funding, nor any guarantee of the amount of funding we could receive. The FCC also administers a program that provides subsidies for broadband providers who provide discounted broadband service to low-income households, which we participate in.
Other Regulation.    Providers of broadband Internet access services must comply with the Communications Assistance for Law Enforcement Act ("CALEA"), which requires providers to make their services and facilities accessible for law enforcement intercept requests. Various other federal and state laws apply to providers of services that are accessible through broadband Internet access service, including copyright laws, telemarketing laws, prohibitions on obscenity, a ban on unsolicited commercial e-mail, and privacy and data security laws. The online content we provide is also subject to some of these laws.
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

report to the FCC on service outages; comply with telemarketing regulations and other privacy and data security requirements; comply with disabilities access requirements and service discontinuance obligations; comply with call signaling requirements; and comply with CALEA standards. In August 2015, the FCC adopted new rules to improve the resiliency of the communications network. Under the new rules, providers of telephony services, including interconnected VoIP service providers, must make available twenty-four hours of standby backup power for consumers to purchase at the point of sale. The rules also require that providers inform new and current customers about service limitations during power outages and steps that consumers can take to address those risks. In addition, the FCC is currently considering whether to require VoIP providers to maintain backup power for certain network equipment, and California has adopted rules requiring VoIP providers to maintain twenty-four hours of network backup power in certain areas of the state facing elevated fire risks. The FCC also requires interconnect VoIP providers to report network outages that exceed a specified threshold.
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
Interconnection and Intercarrier Compensation.    The Communications Act requires telecommunications carriers to interconnect directly or indirectly with other telecommunications carriers and networks, including VoIP. Under the FCC's intercarrier compensation rules, we are entitled, in some cases, to compensation from carriers when they use our network to terminate or originate calls and in other cases are required to compensate another carrier for using its network to originate or terminate traffic. The FCC and state regulatory commissions, including those in the states in which we operate, have adopted limits on the amounts of compensation that may be charged for certain types of traffic. In an October 2011 Order, the FCC determined that intercarrier compensation for all terminating traffic would be phased down over several years to a "bill-and-keep" regime, with no compensation between carriers for most terminating traffic. In 2020, the FCC adopted further reforms to phase down the rates for the origination of "toll-free" calls. The FCC also has a pending proceeding that could further reduce or eliminate compensation for remaining traffic.
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
In September 2019, we launched a mobile service using our own core infrastructure and our infrastructure mobile virtual network operator ("iMVNO") agreements with Sprint and other roaming partners, including AT&T. Our mobile wireless service is subject to most of the same FCC and consumer protection regulations as typical, network-

based wireless carriers (such as E911 services, local number portability, privacy protection, and constraints on billing and advertising practices). The FCC or other regulatory authorities may adopt new or different regulations that apply to our services or similarly situated providers, impose new taxes or fees, or modify the obligations of other network-based carriers to provide wholesale RAN access to providers like Altice USA.
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
Privacy Regulations
Our cable, Internet, voice, wireless and advertising services are subject to various federal, state and local laws and regulations, as well as, in instances where we operate outside of the U.S., the laws and regulations of the countries and regions where we operate, regarding subscriber privacy, data security, data protection, and data use. Our provision of Internet services subjects us to the limitations on use and disclosure of user communications and records contained in the Electronic Communications Privacy Act of 1986. Broadband Internet access service is also subject to various privacy laws applicable to electronic communications. We are subject to various state regulations and enforcement oversight related to our policies and practices covering the collection, use, and disclosure of personal information. The California Consumer Privacy Act ("CCPA"), a comprehensive privacy act aimed at increasing disclosure requirements, privacy protections, and the rights of consumers to identify and delete stored private data, subject to some limited business exceptions, has been in effect since January 1, 2020. Amendments to the CCPA under the California Privacy Rights Act of 2020 took effect on January 1, 2023, and provide certain additional disclosure requirements, privacy protections, and rights of consumers. Virginia adopted the Consumer Data Protection Act in 2021 which took effect on January 1, 2023. Colorado also adopted a comprehensive privacy act in 2021, as did Utah and Connecticut in 2022, that also impose disclosure requirements, privacy protections, and the rights of consumers to opt out of certain data sharing. Those laws will also take effect in 2023. We expect further scrutiny of privacy practices at all levels of government in the areas where we operate, and implementing systems to comply with new rules could impact our business opportunities and impose operating costs on the business.
Our i24NEWS operation has employees and offices in the European Union ("EU") that are subject to the General Data Protection Regulation ("GDPR"). Further, our a4 advertising business conducts limited business with customers that advertise in the EU. As such, we have certain compliance obligations with EU and member state (and UK) laws and regulations, including compliance obligations under the GDPR and UK GDPR, and bear potential enforcement risks and fines if we fail to comply, even as the application of those regulations to some of our operations are unclear or are unknown.
Environmental Regulations
Our business operations are subject to environmental laws and regulations, including regulations governing the use, storage, disposal of, and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. These requirements may also be more stringent in some areas where we receive federal broadband subsidies. In part as a result of the increasing public awareness concerning the importance of environmental regulations, these regulations have become more stringent over time. Amended or new regulations could impact our operations and costs.
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
•We have been subject to securities class action litigation in the past and could be subject to securities class action litigation in the future.
•Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders.

Risk Factors Relating to Our Business
We operate in a highly competitive business environment which could materially adversely affect our business, financial condition, results of operations and liquidity.
We operate in a highly competitive, consumer-driven industry and we compete against a variety of broadband, video and telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, fiber-based service providers, satellite-delivered video providers, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. Some of our competitors include AT&T, DirecTV, DISH, Frontier, Lumen and Verizon. In addition, our video services compete with all other sources of leisure, news, information and entertainment, including movies, sporting or other live events, radio broadcasts, home-video services, console games, print media and the Internet.
In some instances, our competitors have fewer regulatory burdens, easier access to financing, greater resources, greater operating capabilities and efficiencies of scale, stronger brand-name recognition, longstanding relationships with regulatory authorities and customers, more customers, more flexibility to offer promotional packages at prices lower than ours and greater access to programming or other services. This competition creates pressure on our pricing and has adversely affected, and may continue to affect, our ability to add and retain customers, which in turn adversely affects our business, financial condition and results of operations. The effects of competition may also adversely affect our liquidity and ability to service our debt. For example, we face intense competition from Verizon, which has constructed FTTH network infrastructure that passes a significant number of households in our New York metropolitan service area. We estimate that Verizon is currently able to sell fiber-based services, including broadband, video and telephony, to over two-thirds of the households in our New York metropolitan service area and may expand these and other service offerings to more customers in the future. We also face increasing competition from AT&T and new fiber-based service providers in various markets in our south-central United States service area, who we estimate are currently able to sell fiber products to over one-quarter of these households. While the extent of our competitors’ build-out and sales activity in service areas is difficult to assess because it is based on visual inspections and other limited estimating techniques and therefore serves only as an approximation, the fiber build out by competitors in our service areas is significant.
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
Mobile broadband providers increasingly provide Fixed Wireless Broadband" ("FWB") services that can substitute for our fixed broadband service. These 5G FWB services from T-Mobile and Verizon, for example, in addition to services such as 4G, LTE and other 5G (and variants) wireless broadband services and WiFi networks, and devices such as wireless data cards, tablets and smartphones, and mobile wireless routers that connect to such devices, also compete with our broadband services both for in premises broadband service and mobile broadband. All major wireless carriers have started to offer unlimited data plans, which could, in some cases, become a substitute for the fixed broadband services we provide. The FCC is likely to continue to make additional radio spectrum available for these wireless Internet access services, which in time could expand the quality and reach of these services.
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
In addition, we compete against ILECs, other CLECs and long-distance voice-service companies for large commercial and enterprise customers. While we compete with the ILECs, we also enter into interconnection agreements with ILECs so that our customers can make and receive calls to and from customers served by the ILECs and other telecommunications providers. Federal and state law and regulations require ILECs to enter into such agreements and provide facilities and services necessary for connection, at prices subject to regulation. The specific price, terms and conditions of each agreement, however, depend on the outcome of negotiations between us and each ILEC. Interconnection agreements are also subject to approval by the state regulatory commissions, which may arbitrate negotiation impasses. We have entered into interconnection agreements with Verizon for New York, New Jersey and portions of Connecticut, and with Frontier for portions of Connecticut, which have been approved by the respective state commissions. We have also entered into interconnection agreements with other ILECs in New York and New Jersey and in each of the other states where we offer VoIP and telecommunications services. These agreements, like all interconnection agreements, are for limited terms and upon expiration are subject to renegotiation, potential arbitration and approval under the laws in effect at that time.
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
Many of our video customers take delivery of their services through our set-top box, although customers are increasingly able to enjoy these services through other devices, for example, Apple TV, which eliminates or reduces the need to use our devices. We may be required to make material capital and other investments to anticipate and to keep up with technological change. These challenges could adversely affect our business, financial condition and results of operations.
In the fourth quarter of 2017, we entered into a multi-year strategic agreement with Sprint pursuant to which we currently utilize Sprint's network to provide mobile voice and data services to our customers throughout the nation. In 2021, following the merger between T-Mobile and Sprint, we migrated our customers to the T-Mobile network. We believe this additional product offering will enable us to deliver greater value and more benefits to our customers, by offering mobile voice and data services, in addition to our broadband, video and telephony services. Some of our competitors already offer, or have announced plans to offer, their own offerings that bundle two or more of their broadband, video, telephony and mobile voice and data services. If our customers do not view our service offerings as competitive with those offered by our competitors, we could experience increased customer churn. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect from the introduction of our mobile voice and data services, or that they will be introduced to, or adopted by, customers to the extent or in the timeframe we anticipate. In addition, we may be required to make material capital and other investments to develop this business and to anticipate and keep up with technological change. These challenges could adversely affect our business, financial condition and results of operations.
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
There can be no assurance that we can successfully achieve any or all of the above initiatives in the manner or time period that we expect. Furthermore, achieving these objectives will require investments which may result in short-term costs without generating any current revenues and therefore may be dilutive to our earnings. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to continue improving our operational performance and customer experience we may face a decrease in new customers and an increase in customer churn, which could have a material adverse effect on our business, financial condition and results of operations. For example, there can be no assurance that we will be able to successfully implement our plan to build a FTTH network within the anticipated timeline or at all or within the cost parameters we currently expect. Similarly, we may not be successful in growing our mobile voice and data services on our anticipated timeline or realize, in full or in part, the anticipated benefits we expect from the introduction thereof, and we may face technological, financial, legal, regulatory or other challenges in pursuing these or other initiatives.
The financial markets are subject to volatility and disruptions, which have in the past, and may in the future, adversely affect our business, including by affecting the cost of new capital and our ability to fund acquisitions or other strategic transactions.
From time to time the capital markets experience volatility and disruption. Volatility in the capital markets may be impacted by a number of factors. Some of the main factors which contributed to capital markets volatility in recent months include, but are not limited to, inflationary pressures, the outlook for interest rates, the military conflict between Russia and Ukraine and the impacts of COVID-19. There can be no assurance that market conditions will not continue to be volatile or worsen in the future.
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
We rely on the capital markets, particularly for offerings of debt securities and borrowings under syndicated facilities, to meet our financial commitments and liquidity needs if we are unable to generate sufficient cash from operations to fund such anticipated commitments and needs and to fund acquisitions or other strategic transactions. Adverse changes in credit markets, including rising interest rates, could increase our cost of borrowing or make it more difficult for us to obtain financing for our operations or to refinance existing indebtedness. Disruptions or volatility in the capital markets could also adversely affect our ability to refinance on satisfactory terms, or at all, our scheduled debt maturities and could adversely affect our ability to draw on our revolving credit facilities.
Persistent disruptions in the capital markets as well as the broader global financial market could increase our interest expense, adversely affecting our business, financial position, results of operations and liquidity.
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
Our subsidiaries have incurred substantial amounts of indebtedness in connection with acquisitions and to finance the Cequel Acquisition, the Cablevision Acquisition, our operations, upgrades to our cable plant and acquisitions of other cable systems, sources of programming and other businesses. We have also incurred substantial indebtedness in order to offer new or upgraded services to our current and potential customers. At December 31, 2022, the carrying value of our total aggregate indebtedness, including collateralized indebtedness, finance leases, notes payable and supply chain financing was approximately $26.6 billion. Because we are highly leveraged, our payments on our indebtedness are significant in relation to our revenues and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease, but our required payments under our indebtedness would not. Any decrease in our revenues or an increase in operating costs (and corresponding reduction in our cash flows) would therefore adversely affect our ability to make interest or principal payments on our indebtedness as they come due.
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
Our business is capital intensive. Operating and maintaining our cable systems requires significant amounts of cash payments to third parties. Capital expenditures were $1,914.3 million, $1,231.7 million and $1,074.0 million in 2022, 2021 and 2020, respectively, and primarily include payments for customer premise equipment, network infrastructure, support and other costs.
We are building a FTTH network, and we continue to upgrade our existing HFC network. Additionally, in the fourth quarter of 2017, we entered into a multi-year strategic agreement pursuant to which we currently utilize Sprint's (and, following the merger between T-Mobile and Sprint, T-Mobile's) network to provide mobile voice and data services to our customers throughout the nation. We may not be able to execute these initiatives within the anticipated timelines, or at all, and we may incur greater than anticipated costs and capital expenditures, fail to realize anticipated benefits, experience business disruptions or encounter other challenges to executing these initiatives which could have a material adverse effect on our business, financial condition and results of operations.
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
The interest rates applicable to our term loans due July 2025, our term loans due January 2026, our term loans due April 2027, and our term loans due November 2027 are linked to LIBOR, which has recently been the subject of international reform proposals. Certain LIBOR settings were discontinued at the end of 2021 with the remaining settings expected to be discontinued by mid-2023. In the United States, the Alternative Reference Rates Committee

has proposed the Term Secured Overnight Financing Rate ("Term SOFR") as an alternative to LIBOR for use in contracts that are currently indexed to U.S. dollar LIBOR and has proposed a phased market transition plan to Term SOFR. Term SOFR significantly differs from LIBOR and may not yield the same or similar economic results as LIBOR which could have a material adverse effect on the liquidity of, and the amount payable under, our sources of funding.
If we are unable to transition our remaining LIBOR-linked term loans to Term SOFR prior to the discontinuation of LIBOR for all settings, we may be unable to meet our obligations under such LIBOR-linked term loans. While certain of our sources of funding contain LIBOR alternative provisions, the use of alternative reference rates or other reforms could cause the interest rates on our borrowings to be materially different than expected. These developments may cause us to renegotiate some of these agreements and may have an adverse effect on our financial condition and results of operations.
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
Governmental and non-governmental initiatives to reduce the transmission of COVID-19 and variants, such as vaccine mandates, the imposition of restrictions on work and public gatherings and the promotion of social distancing, along with new government service, collection, pricing or rebate mandates, have impacted and could impact our operations and financial results in the future. Our suppliers and vendors also may be affected by such measures in their ability to provide products and services to us and these measures could also make it more difficult for us to serve our customers.
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
We and some of our third-party suppliers, service providers and licensors have experienced a shortage of qualified labor at our and their facilities in certain geographies, particularly within the United States. A prolonged shortage of qualified labor could decrease our third-party vendors’ ability to meet our demands and efficiently operate their facilities. Prolonged labor shortages could also lead to decreased productivity and increased labor costs from higher overtime, the need to hire temporary help to meet demand and higher wages rates in order to attract and retain employees. Any of these developments could materially increase our sourcing costs and have a material adverse effect on our results of operations.
Shipping delays exist worldwide, as there is much greater demand for shipping and reduced capacity due in part to the COVID-19 pandemic and related travel and health restrictions. Additionally, certain raw material prices increased in 2021, remained at historically high levels in 2022 and are expected to remain that way in 2023 due to inflationary cost pressures and global transportation complexities. We have experienced supply chain disruptions related to third-party vendors negatively impacted by availability of qualified labor, restrictions on employees’ ability to work, facility closures, disruptions to ports and other shipping infrastructure, border closures, other travel or health-related restrictions and increased raw material costs. These disruptions are impacting our supply chain for technology, construction materials, products, including our consumer premises equipment, and supplies, such as fiber optic cables, and could negatively impact our financial results and our ability to execute our growth strategy and provide products and services to our customers, should they persist.
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
The combined effects of extreme weather and climate change may compound this risk. Portions of our geographic service areas have experienced one or more severe weather and storm events over the past several years. In 2020, for example, portions of our southern footprint were impacted by multiple storms, including hurricanes Delta and Laura, that caused significant damage to our network, infrastructure and facilities in those areas. Severe weather events and other natural disasters, including, storms, floods, tornadoes, rising sea levels, solar events, electromagnetic events, or other natural disasters, could result in severe business disruptions, property damage, prolonged service disruption, significant decreases in revenues and earnings, or significant additional costs, reputational and regulatory consequences.
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
We are regularly the target of attempted cyber intrusions, including by means of hacking, phishing, denial of service attacks and dissemination of computer viruses, ransomware and other malicious software. Unauthorized parties may also attempt to gain access to our systems or facilities and to our proprietary business information. While we commit substantial resources to continuously monitor and further develop our network and infrastructure to detect, protect and address the risk of unauthorized access, misuse, computer viruses and other events, our security programs and measures do not prevent all intrusions. Cyber intrusions require a significant amount of time and money to assess and remedy, and our incident response efforts may not be effective in all cases. If our efforts to protect the security of information about our customers and employees are unsuccessful, a significant data security breach may result in costly government enforcement actions, private litigation and negative publicity resulting in reputation or brand damage with customers, and our financial condition and results of operations could suffer. For example, in November 2019, a phishing attack against employee email accounts resulted in the exposure of certain employees' email credentials and, as a result, the exposure of information in those accounts including personal information of current and former employees as well as some customers. We took measures to secure against these attacks and responded by notifying affected persons, relevant state and federal agencies and law enforcement agencies. While the November 2019 attack has been contained both from an exposure and cost perspective, similar attacks could impose costs, liability and reputational harm that could adversely affect our operations and financial results. While we maintain insurance for cyber incidents, due to policy terms, limits and exclusions, it may not apply in all cases, and may not be adequate to cover all liabilities.
A portion of our workforce is represented by labor unions under established collective bargaining agreements or negotiating for a first contract. The terms of existing or new collective bargaining agreements can increase our expenses. Labor disruptions could adversely affect our business, financial condition and results of operations.
As of December 31, 2022, approximately 500 of the Company’s employees were represented by either the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). The Company has existing collective bargaining agreements with the CWA and IBEW that cover approximately 500 employees in New York, New Jersey and West Virginia and expire at various times between February 24, 2023 through April 25, 2024.
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
At December 31, 2022, we reported approximately $33.7 billion of consolidated total assets, of which approximately $23.1 billion were intangible. Intangible assets primarily included franchises from city and county governments to operate cable systems, goodwill, customer relationships and trade names. While we believe the carrying values of our intangible assets are recoverable, we may not receive any cash in the event of a voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business. We urge our stockholders to read carefully the notes to our consolidated financial statements contained herein, which provide more detailed information about these intangible assets.
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
The law in most cases limits the liability of private network operators for information carried on, stored on or disseminated through their networks. However, these limitations on liability are subject to certain exceptions and the contours of those exceptions are not fully settled. Among other things, the limitation of copyright liability for network operators with respect to materials transmitted over their networks is conditioned upon the network operators’ terminating the accounts of repeat infringers in certain circumstances, and the law is unsettled as to the circumstances in which such termination is required to maintain the operator’s limitation of liability. As such, we could be exposed to legal claims relating to content disseminated on our networks and/or asserting that we are not eligible for statutory limitations on liability for network operators with respect to such content. Claims could involve matters such as defamation, invasion of privacy or copyright infringement. For example, in December 2022 a complaint was filed in the U.S. District Court for the Eastern District of Texas alleging that certain of the Company's Internet subscribers infringed the plaintiffs' copyrighted works. There can be no assurance as to the outcome of such litigation. If we need to take costly measures to reduce our exposure to these risks or are required to settle or pay damages in relation to, such claims, our business, reputation, financial condition and results of operations could be materially adversely affected.
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
As of December 31, 2022, two of our largest franchises, namely the Town of Brookhaven, New York, comprising an aggregate of approximately 106,000 video customers, and the New York City franchise, comprising approximately 350,000 video customers were expired. We are currently lawfully operating in these franchise areas under temporary authority recognized by the State of New York. Lightpath holds a franchise from New York City that expired on

December 20, 2008 and the renewal process is pending. We believe New York City is treating the expiration date of this franchise as extended until a formal determination on renewal is made, but there can be no assurance that we will be successful in renewing this franchise on anticipated terms or at all. We expect to renew or continue to operate under all or substantially all of our franchises.
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
In some cases, local government entities and municipal utilities may legally compete with us without securing a local franchise or on more favorable franchise terms. In recent years, federal legislative and regulatory proposals have sought to facilitate the ability of municipalities to construct and deploy broadband facilities that could compete with our cable systems, and in the past two years, state and local governments have received substantial federal broadband subsidies that can be used to construct and operate such networks. In addition, certain telephone companies and competitive broadband providers have obtained or are seeking authority to operate in communities through a local franchise or other form of right-of-way authority. As a result, competing operators may build systems in areas in which we hold franchises. The FCC has adopted rules that streamline entry for new competitors (including those affiliated with telephone companies) and reduce franchising burdens for these new entrants. The FCC subsequently extended more modest relief to incumbent cable operators like the Company, affirming that the Communications Act bars states and localities from exercising their cable franchising authority to regulate cable operators’ non-cable services, and subjecting certain fees for access to the right-of-way and certain in-kind payments obligations to the statutory cap on franchise fees. The FCC’s order was challenged by several municipalities and substantially upheld by the U.S. Sixth Circuit Court of Appeals on appeal, although the court curtailed the relief related to in-kind contributions.
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
The cable industry has operated under a federal rate regulation regime for more than three decades. Currently, rate regulation by franchising authorities is strictly limited to the basic service tier and associated equipment and installation activities. A franchising authority that wishes to regulate basic cable service offered by a particular cable system must certify and demonstrate that the cable system is not subject to "effective competition" as defined by federal law. Our franchise authorities have not certified to exercise this limited rate regulation authority. If any of our local franchising authorities obtain certification to regulate rates, they would have the power to reduce rates and order refunds on the rates charged for basic service and equipment, which could reduce our revenues. The FCC and Congress also continue to be concerned that cable rate increases are exceeding inflation. It is possible that either the FCC or Congress will adopt more extensive rate regulation for our video services or regulate our other services, such as broadband and telephony services, which could impede our ability to raise rates, or require rate reductions. To the extent we are unable to raise our rates in response to increasing costs, or are required to reduce our rates, our business, financial condition, results of operations and liquidity will be materially adversely affected. There has been legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an à la carte basis. It is possible that new marketing restrictions could be adopted in the future. These restrictions could affect how we provide, and limit, customer equipment used in connection with our services and how we provide access to video programming beyond conventional cable delivery. A number of state and local regulatory authorities have imposed or seek to impose price- or price-related regulation that we believe is inconsistent with FCC direction, and these efforts, if successful, will diminish the benefits of deregulation and hamper our ability to compete with our largely unregulated competitors. We have brought a challenge in federal and state court against one such attempt to regulate our pricing by the New Jersey Board of Public Utilities, and successfully obtained a ruling in state court enjoining that agency from enforcing its regulation. The agency appealed that ruling to the New Jersey Supreme Court and a ruling from the Supreme Court is pending. While we also obtained a favorable federal district court ruling, the appeals court vacated that ruling and held that the matter should be decided in state court.
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
Pole attachments are cable wires that are attached to utility poles. Cable system pole attachments to utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates and rights for attachments used to provide cable service. Adverse changes in the current pole attachment approach could result in a substantial increase in our pole attachment costs. Moreover, expansion of our business into new areas may be frustrated by delays, capacity constraints, "makeready" demands or the general inability to secure appropriate pole or conduit rights
Changes in channel carriage regulations could impose significant additional costs on us.
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
On February 26, 2015, the FCC adopted a new "net neutrality" or Open Internet order (the "2015 Order") that: (1) reclassified broadband Internet access service from an information service to a Title II common carrier service, (2) applied certain existing Title II provisions and associated regulations; (3) forbore from applying a range of other existing Title II provisions and associated regulations, but to varying degrees indicated that this forbearance may be only temporary and (4) issued new rules expanding disclosure requirements and prohibiting blocking, throttling, paid prioritization and unreasonable interference with the ability of end users and edge providers to reach each other. The 2015 Order also subjected broadband providers' Internet traffic exchange rates and practices to potential FCC oversight and created a mechanism for third parties to file complaints regarding these matters. The 2015 Order could have had a material adverse impact on our business by limiting our ability to efficiently manage our cable systems and respond to operational and competitive challenges. In December 2017, the FCC adopted an order (the "2017 Order") that in large part reverses the 2015 Order and reestablishes the “information service” classification for broadband services. The 2017 Order was affirmed in part on appeal in October 2019 insofar as it classified broadband Internet access services as information services subject to lesser federal regulation. However, the 2017 Order was also vacated in part on appeal insofar as it preempted states from subjecting broadband Internet access services to any requirements more stringent than the federal requirements. As a result, the precise extent to which state rules may impose such requirements on broadband Internet access service providers, as well as other regulations that differ from federal requirements, is not fully settled. Additionally, Congress and some states are considering legislation that may codify "net neutrality" rules, which could include prohibitions on blocking, throttling and prioritizing Internet traffic. A number of states, including California, have adopted legislation and/or executive orders that apply “net neutrality” rules to ISPs. The California legislation took effect in March 2021. Additionally, the FCC is expected to revisit the appropriate regulatory classification of broadband in 2023. While neither the FCC nor states currently regulate the price for broadband services generally, the state of New York enacted legislation that would regulate the price and terms for the broadband service offered to low-income households. This law was enjoined by a New York federal court, and the ruling is currently on appeal.
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
As of December 31, 2022, we had a total of 271.8 million shares of Class A common stock outstanding and 184.3 million shares of Class B common stock outstanding.
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
As of February 17, 2022, Next Alt and other entities controlled by Patrick Drahi own or have the right to vote approximately 49% of our issued and outstanding Class A and Class B common stock, which represents approximately 95% of the voting power of our outstanding capital stock. So long as Next Alt continues to control a majority of the voting power of our capital stock, Next Alt and, through his control of Next Alt, Mr. Drahi, will be able to significantly influence the composition of our Board of Directors and thereby influence our policies and operations, including the appointment of management, future issuances of Altice USA common stock or other securities, the payment of dividends, if any, on Altice USA common stock, the incurrence or modification of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the entering into extraordinary transactions, and their interests may not in all cases be aligned with our stockholders' interests. In addition, Next Alt may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment or improve its financial condition, even though such transactions might involve risks to our stockholders. For example, Next Alt could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets.
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
We have been subject to securities class action litigation in the past and could be subject to securities class action litigation in the future.
We were the subject to securities class action litigation related to our 2017 initial public offering (“IPO Litigation”) which was settled and approved by the court in February 2022, and we may be subject to additional securities class action litigation in the future. In the past, securities class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in the price of our Class A common stock, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and results of operations and divert management's attention and resources from our business. While the IPO Litigation is resolved, there can be no assurance that other securities class action litigation, if instituted in the future, will not materially and adversely affect our financial condition and results of operations.
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
As of February 17, 2023, there were five holders of record of Altice USA Class A common stock and two holders of record of ATUS Class B common stock.
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
Unregistered Sales of Equity Securities and Use of Proceeds
(c)    Purchases of Equity Securities by the Issuer
We had no transactions under the Company's share repurchase program for the quarter ended December 31, 2022. See Note 1 to our consolidated financial statements for a discussion of our share repurchase program.

Altice USA Stock Performance Graph
The graph below compares the performance of our Class A common stock with the performance of the S&P 500 Index and a Peer Group Index by measuring the changes in our Class A common stock prices from December 31, 2017 through December 31, 2022. Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC. The Peer Group Index is made up of companies that deliver broadband, video and telephony services as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which we are engaged and some of the companies included in the Peer Group Index also engage in lines of business in which we do not participate. Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from ours. The common stocks of the following companies have been included in the 2022 Peer Group Index: AT&T, Charter, Comcast, DISH, Frontier, Lumen, T-Mobile, and Verizon. The composition of the 2022 peer group was changed from the prior year to include Frontier as it emerged from bankruptcy in April 2021. The graph assumes $100 was invested on December 31, 2017 in our Class A common stock and in each of the following indices and reflects reinvestment of dividends and market capitalization weighting.

Altice USA, Inc
2022 Peer Group Index
2021 Peer Group Index
S&P 500
$200
$175
$150
$125
$100
$75
$50
$25
$-
DEC-17
DEC-18
DEC-19
DEC-20
DEC-21
DEC-22

	Dec 31, 2017	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2020	Dec. 31, 2021	Dec. 31, 2022
ALTICE USA CLASS A	$100.00	$86.74	$143.55	$198.84	$84.96	$24.15
S&P 500 Index	$100.00	$93.76	$120.84	$140.49	$178.27	$169.45
2022 Peer Group Index	$100.00	$90.71	$120.40	$125.01	$118.46	$100.72
2021 Peer Group Index	$100.00	$90.71	$120.40	$125.01	$118.46	$98.97

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
•our ability to complete our capital investment plans on time and on budget, including our plan to build a parallel FTTH network;
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
•Critical Accounting Policies and Estimates
In this Item 7, we discuss the results of operations for the years ended December 31, 2022 and 2021 and comparisons of the 2022 results to the 2021 results. Discussions of the results of operations for the year ended December 31, 2020 and comparisons of the 2021 results to the 2020 results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed on February 16, 2022.

Our Business
We principally provide broadband communications and video services in the United States and market our services primarily under the Optimum brand. We deliver broadband, video, and telephony services to approximately 4.9 million residential and business customers. Our footprint extends across 21 states (primarily in the New York metropolitan area and various markets in the south-central United States) through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a fiber-to-the-home ("FTTH") network with approximately 9.5 million total passings as of December 31, 2022. Additionally, we offer news programming and advertising services and a full service mobile offering to consumers across our footprint.
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
In March 2020, the United States declared a national emergency concerning the outbreak of COVID-19. The COVID-19 pandemic and the various governmental actions taken in response thereto significantly impacted our business, including how our customers use our products and services and how our employees provide services to our customers. Although we cannot predict how our business and future results will be impacted if the pandemic continues or if governmental authorities take action to slow or prevent an increase in the spread of COVID-19, we have and will work to adapt the environment in which we operate and continue to provide our products and services to our customers. See "Risk Factors—Our business, financial condition and results of operations may be adversely affected by the recent COVID-19 pandemic."
We derive revenue principally through monthly charges to residential customers of our broadband, video, and telephony services. We also derive revenue from DVR, VOD, pay-per-view, installation and home shopping commissions. Our residential broadband, video, and telephony services accounted for approximately 41%, 34%, and 3%, respectively, of our consolidated revenue for the year ended December 31, 2022. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking and video services. For the year ended December 31, 2022, 15% of our consolidated revenue was derived from these business services. In addition, we derive revenues from the sale of advertising time available on the programming carried on our cable television systems, digital advertising, branded content, affiliation fees for news programming, and data analytics, which accounted for approximately 5% of our consolidated revenue for the year ended December 31, 2022. Our mobile and other revenue for the year ended December 31, 2022 accounted for approximately 1% of our consolidated revenue.
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
We operate in a highly competitive consumer-driven industry and we compete against a variety of broadband, video, mobile, fixed wireless broadband and fixed-line telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, fiber-based service providers, satellite delivered video signals, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. Our competitors include AT&T, DirecTV, DISH, Frontier, Lumen Technologies, Inc., T-Mobile US, and Verizon. Consumers' selection of an alternate source of service, whether due to economic constraints, technological advances, or preference, negatively impacts the demand for our services. For more information on our competitive landscape, see "Risk Factors" and "Business-Competition" included herein.
Our programming costs, which are the most significant component of our operating expenses, are impacted by increases in contractual rates, new channel launches, and by changes in the number of customers receiving certain programming services. We expect contractual rates to increase in the future. See "Results of Operations" below for more information regarding the key factors impacting our revenues and operating expenses.

Historically, we have made substantial investments in our network and the development of new and innovative products and other service offerings for our customers as a way of differentiating ourselves from our competitors and we expect to do so in the future. Our ongoing FTTH network build, with planned upgrades, will enable us to deliver multi-gig broadband speeds to FTTH customers in order to meet the growing data needs of residential and business customers. In addition, we have launched a full service mobile offering to consumers across our footprint. We may incur greater than anticipated capital expenditures in connection with these initiatives, fail to realize anticipated benefits, experience delays and business disruptions or encounter other challenges to executing them as planned. See "Liquidity and Capital Resources-Capital Expenditures" for additional information regarding our capital expenditures.
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
Non-GAAP Financial Measures
We define Adjusted EBITDA, which is a non-GAAP financial measure, as net income (loss) excluding income taxes, non-operating income or expenses, loss on extinguishment of debt and write-off of deferred financing costs, gain (loss) on interest rate swap contracts, gain (loss) on derivative contracts, gain (loss) on investments and sale of affiliate interests, interest expense, net, depreciation and amortization, share-based compensation, restructuring expense and other operating items (such as significant legal settlements, contractual payments for terminated employees, and impairments). See reconciliation of net income to Adjusted EBITDA below.
Adjusted EBITDA eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business and from intangible assets recognized from acquisitions, as well as certain non-cash and other operating items that affect the period-to-period comparability of our operating performance. In addition, Adjusted EBITDA is unaffected by our capital and tax structures and by our investment activities.
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
We also use Operating Free Cash Flow (defined as Adjusted EBITDA less cash capital expenditures), and Free Cash Flow (defined as net cash flows from operating activities less cash capital expenditures) as indicators of the Company’s financial performance. We believe these measures are two of several benchmarks used by investors, analysts and peers for comparison of performance in our industry, although they may not be directly comparable to similar measures reported by other companies.
We revised our definition of Adjusted EBITDA in the fourth quarter of 2022 to exclude the impact of significant legal settlements. This revision did not impact amounts reported in prior periods.

Results of Operations

	Altice USA
	Years Ended December 31,		Favorable (Unfavorable)
	2022	2021
Revenue:
Residential:
Broadband	$3,930,667	$3,925,089	$5,578
Video	3,281,306	3,526,205	(244,899)
Telephony	332,406	404,813	(72,407)
Business services and wholesale	1,473,837	1,586,044	(112,207)
News and advertising	520,293	550,667	(30,374)
Mobile	97,679	84,194	13,485
Other	11,471	13,837	(2,366)
Total revenue	9,647,659	10,090,849	(443,190)
Operating expenses:
Programming and other direct costs	3,205,638	3,382,129	176,491
Other operating expenses	2,735,469	2,379,765	(355,704)
Restructuring expense and other operating items	130,285	17,176	(113,109)
Depreciation and amortization (including impairments)	1,773,673	1,787,152	13,479
Operating income	1,802,594	2,524,627	(722,033)
Other income (expense):
Interest expense, net	(1,331,636)	(1,266,591)	(65,045)
Loss on investments, net	(659,792)	(88,898)	(570,894)
Gain on derivative contracts, net	425,815	85,911	339,904
Gain on interest rate swap contracts	271,788	92,735	179,053
Loss on extinguishment of debt and write-off of deferred financing costs	(575)	(51,712)	51,137
Other income, net	8,535	9,835	(1,300)
Income before income taxes	516,729	1,305,907	(789,178)
Income tax expense	(295,840)	(294,975)	(865)
Net income	220,889	1,010,932	(790,043)
Net income attributable to noncontrolling interests	(26,326)	(20,621)	(5,705)
Net income attributable to Altice USA, Inc. stockholders	$194,563	$990,311	$(795,748)

The following is a reconciliation of net income to Adjusted EBITDA and Operating Free Cash Flow:

	Altice USA
	Years Ended December 31,
	2022	2021
Net income	$220,889	$1,010,932
Income tax expense	295,840	294,975
Other income, net	(8,535)	(9,835)
Gain on interest rate swap contracts	(271,788)	(92,735)
Gain on derivative contracts, net	(425,815)	(85,911)
Loss on investments, net	659,792	88,898
Loss on extinguishment of debt and write-off of deferred financing costs	575	51,712
Interest expense, net	1,331,636	1,266,591
Depreciation and amortization	1,773,673	1,787,152
Restructuring expense and other operating items	130,285	17,176
Share-based compensation	159,985	98,296
Adjusted EBITDA	3,866,537	4,427,251
Capital expenditures (cash)	1,914,282	1,231,715
Operating Free Cash Flow	$1,952,255	$3,195,536
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow:

	Altice USA
	Years Ended December 31,
	2022	2021
Net cash flows from operating activities	$2,366,901	$2,854,078
Less: Capital expenditures (cash)	1,914,282	1,231,715
Free Cash Flow	$452,619	$1,622,363
The following table sets forth certain customer metrics, excluding our mobile customers, for the Company (unaudited):

	December 31,		Increase (Decrease)
	2022	2021

Total passings (a)	9,463.8	9,263.3	200.5
Total customer relationships (b)	4,879.7	5,014.7	(135.0)
Residential	4,498.5	4,632.8	(134.3)
SMB	381.2	381.9	(0.7)
Residential customers:
Broadband	4,282.9	4,386.2	(103.3)
Video	2,439.0	2,732.3	(293.3)
Telephony	1,764.1	2,005.2	(241.1)
Penetration of total passings (c)	51.6%	54.1%	(2.5)%
ARPU(d)	$134.76	$137.79	$(3.03)

FTTH total passings (e)	2,158.7	1,171.0	987.8
FTTH customer relationships (f)	171.7	69.7	102.1
FTTH Residential	170.0	69.3	100.7
FTTH SMB	1.7	0.3	1.4
Penetration of FTTH total passings (g)	8.0%	5.9%	2.0%

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
(c)Represents the number of total customer relationships divided by total passings.
(d)Calculated by dividing the average monthly revenue for the respective quarter (fourth quarter for annual periods) derived from the sale of broadband, video and telephony services to residential customers by the average number of total residential customers for the same period.
(e)Represents the estimated number of single residence homes, apartments and condominium units passed by the FTTH network in areas serviceable without further extending the transmission lines. In addition, it includes commercial establishments that have connected to our FTTH network.
(f)Represents number of households/businesses that receive at least one of the Company's fixed-line services on our FTTH network. FTTH customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets on our FTTH network. Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group.  Most of these accounts are also not entirely free, as they typically generate revenue through pay-per view or other pay services and certain equipment fees.  Free status is not granted to regular customers as a promotion.  In counting bulk residential customers, such as an apartment building, we count each subscribing family unit within the building as one customer, but do not count the master account for the entire building as a customer. We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual room units at that hotel.
(g)Represents the number of total FTTH customer relationships divided by FTTH total passings.

Comparison of Results for the Year Ended December 31, 2022 to Results for the Year Ended December 31, 2021
Broadband Revenue
Broadband revenue for the years ended December 31, 2022 and 2021 was $3,930,667 and $3,925,089, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Revenue is impacted by rate increases, promotional offerings, changes in the number of customers, and changes in speed tiers. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Broadband revenue increased $5,578 for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase for the year ended December 31, 2022 was due primarily to higher average recurring broadband revenue per broadband customer, primarily driven by certain rate increases, service level changes and a decrease in certain promotional offerings, partially offset by a decrease in broadband customers.
Video Revenue
Video revenue for the years ended December 31, 2022 and 2021 was $3,281,306 and $3,526,205, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Revenue is impacted by rate increases, promotional offerings, changes in the number of customers, additional services sold to our existing customers, and changes in programming packages. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Video revenue decreased $244,899 (7%) for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was due primarily to a decline in video customers, partially offset by higher average recurring video revenue per video customer, primarily driven by certain rate increases.
Telephony Revenue
Telephony revenue for the years ended December 31, 2022 and 2021 was $332,406 and $404,813, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Revenue is impacted by changes in rates for services, promotional offerings, changes in the number of customers, and additional services sold to our existing customers. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Telephony revenue decreased $72,407 (18%) for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was due to a decline in telephony customers and lower average recurring revenue per telephony customer.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the years ended December 31, 2022 and 2021 was $1,473,837 and $1,586,044, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber-based telecommunications services to the business market, and the sale of broadband, video and telephony services to SMB customers.
Business services and wholesale revenue decreased $112,207 (7%) for the year ended December 31, 2022 compared to the year ended December 31, 2021. Approximately $121,553 of the decrease for the year ended December 31, 2022 was due to an early termination of a backhaul contract in 2021 which resulted in the recognition of deferred revenue and termination fees over the amended term in the prior year. Partially offsetting the decrease was an increase in SMB revenue, due primarily to higher average recurring broadband revenue per SMB customer, primarily driven by certain rate increases and service level changes, partially offset by lower SMB video and telephony revenue.
News and Advertising Revenue
News and advertising revenue for the years ended December 31, 2022 and 2021 was $520,293 and $550,667, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems (linear revenue), (ii) digital advertising, (iii) branded content, and (iv) data analytics. News and advertising revenue also includes affiliation fees for news programming.

News and advertising revenue decreased $30,374 (6%) for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily due to a decrease in advertising revenue from non-political linear and non-political digital advertising, partially offset by an increase in political advertising spending.
Mobile Revenue
Mobile revenue for the years ended December 31, 2022 and 2021 was $97,679 and $84,194, respectively, and relates to sales of devices and mobile services. As of December 31, 2022, we had approximately 240,000 mobile lines as compared to approximately 186,000 lines as of December 31, 2021.
Other Revenue
Other revenue for the years ended December 31, 2022 and 2021 was $11,471 and $13,837, respectively. Other revenue includes revenue from other miscellaneous revenue streams.
Programming and Other Direct Costs
Programming and other direct costs for the years ended December 31, 2022 and 2021 amounted to $3,205,638 and $3,382,129, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs are impacted by increases in contractual rates, new channel launches, and by changes in the number of customers receiving certain programming services. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the costs of mobile devices sold to our customers and direct costs of providing mobile services.
The decrease of $176,491 (5%) for the year ended December 31, 2022, as compared to the prior year was primarily attributable to the following:

Decrease in programming costs primarily due to lower video customers, partially offset by net contractual rate increases	$(117,213)
Decrease in taxes and surcharges	(24,875)
Decrease in digital media and linear advertising spots for resale costs	(16,776)
Decrease in franchise fee costs due to lower video revenue	(13,535)
Other net decreases	(4,092)
$(176,491)
Programming costs
Programming costs aggregated $2,627,416 and $2,744,629 for the years ended December 31, 2022 and 2021, respectively. Our programming costs in 2023 will continue to be impacted by changes in programming rates, which we expect to increase, and by changes in the number of video customers.
Other Operating Expenses
Other operating expenses for the years ended December 31, 2022 and 2021 amounted to $2,735,469 and $2,379,765, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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
The increase in other operating expenses of $355,704 (15%) for the year ended December 31, 2022 as compared to the prior year was attributable to the following:

Net increase in labor costs and benefits, partially offset by an increase in capitalizable activity	$157,899
Increase in share-based compensation costs	61,689
Increase in repairs and maintenance costs, net of capitalizable activity, including costs to rebrand our Suddenlink services to Optimum	54,241
Increase in marketing costs, primarily due to costs to rebrand our Suddenlink services to Optimum	25,020
Increase in bad debt	19,349
Other net increases, net of capitalizable activity	37,506
$355,704
Restructuring Expense and Other Operating Items
Restructuring expense and other operating items for the year ended December 31, 2022 amounted to $130,285, as compared to $17,176 for the year ended December 31, 2021 and comprised of the following:

	Years Ended December 31,
	2022	2021
Contractual payments for terminated employees	$4,002	$6,227
Facility realignment costs	5,652	2,551
Impairment of right-of-use operating lease assets	3,821	6,701
Transaction costs related to certain transactions not related to the Company's operations	4,310	1,697
Litigation settlement (a)	112,500	—
	$130,285	$17,176

(a)Represents the settlement amount of the Sprint litigation discussed in Note 17 to our consolidated financial statements.
We may incur additional contractual payments for terminated employee related costs and facility realignment costs in the future as we continue to analyze our organizational structure.
Depreciation and Amortization (including impairments)
Depreciation and amortization (including impairments) for the years ended December 31, 2022 and 2021 amounted to $1,773,673 and $1,787,152, respectively.
The decrease in depreciation and amortization of $13,479 (1%) for the year ended December 31, 2022 as compared to 2021 was due to lower amortization expense on intangible assets, partially offset by higher depreciation expense resulting from increased asset additions in 2022.
Adjusted EBITDA
Adjusted EBITDA amounted to $3,866,537 and $4,427,251 for the years ended December 31, 2022 and 2021, respectively.
Adjusted EBITDA is a non-GAAP measure that is defined as net income (loss) excluding income taxes, non-operating income or expenses, loss on extinguishment of debt and write-off of deferred financing costs, gain (loss) on interest rate swap contracts, gain (loss) on derivative contracts, gain (loss) on investments and sale of affiliate interests, interest expense, net, depreciation and amortization (including impairments), share-based compensation, restructuring expense and other operating items (such as significant legal settlements, contractual payments for terminated employees, and impairments). See reconciliation of net income (loss) to adjusted EBITDA above.

The decrease in adjusted EBITDA for the year ended December 31, 2022 as compared to the prior year was due to the decrease in revenue and an increase in operating expenses during 2022 (excluding depreciation and amortization, restructuring and other operating items and share-based compensation), as discussed above.
Operating Free Cash Flow
Operating free cash flow was $1,952,255 and $3,195,536 for the years ended December 31, 2022 and 2021, respectively. The decrease in operating free cash flow for 2022 as compared to 2021 is due to an increase in cash capital expenditures and a decrease in adjusted EBITDA.
Free Cash Flow
Free cash flow was $452,619 and $1,622,363 for the years ended December 31, 2022 and 2021, respectively. The decrease in free cash flow in 2022 as compared to 2021 is primarily due to an increase in cash capital expenditures and a decrease in cash from operating activities.
Interest expense, net
Interest expense, net was $1,331,636 and $1,266,591 for the years ended December 31, 2022 and 2021, respectively. The increase of $65,045 (5%) for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was attributable to the following:

Increase primarily due to an increase in interest rates, partially offset by a decrease in average debt balances	$97,008
Capitalized interest related to FTTH network construction	(15,431)
Higher interest income	(3,259)
Other net decreases, primarily lower amortization of deferred financing costs and original issue discounts	(13,273)
$65,045
Loss on Investments, net
Loss on investments, net for the years ended December 31, 2022 and 2021 of $659,792 and $88,898 consists primarily of the decrease in the fair value of the Comcast common stock owned by the Company. The effects of these losses are partially offset by the gains on the related equity derivative contracts, net described below.
Gain on Derivative Contracts, net
Gain on derivative contracts, net amounted to $425,815 and $85,911 for the years ended December 31, 2022 and 2021, respectively, and includes realized and unrealized gains due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company. The effects of these gains are offset by losses on investment securities pledged as collateral, which are included in loss on investments, net discussed above.
Gain on Interest Rate Swap Contracts
Gain on interest rate swap contracts amounted to $271,788 and $92,735 for the years ended December 31, 2022 and 2021, respectively. These amounts represent the change in the fair value of interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes.
Loss on Extinguishment of Debt and Write-off of Deferred Financing Costs
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $575 and $51,712 for the years ended December 31, 2022 and 2021, respectively.

The following table provides a summary of the loss on extinguishment of debt and the write-off of deferred financing costs recorded by the Company:

	Years ended December 31,
	2022	2021
Repayment of CSC Holdings 5.500% Senior Guaranteed Notes due 2026	$—	$51,712
Refinancing of Term Loan B and Incremental Term Loan B-3	575	—
	$575	$51,712
Other Income, Net
Other income, net amounted to $8,535 and $9,835 for the years ended December 31, 2022 and 2021, respectively. These amounts include the non-service benefit (cost) components of the Company's pension plans of ($1,908) and $3,860, for the years ended December 31, 2022 and 2021, respectively, and dividends received on Comcast common stock owned by the Company.
Income Tax Expense
The Company recorded income tax expense of $295,840 for the year ended December 31, 2022, resulting in an effective tax rate of 57% which is higher than the U.S. federal statutory tax rate of 21%. The primary difference between the effective tax rate and the statutory tax rate is due to nondeductible officer’s and share-based compensation expense, state income taxes, net of the federal benefit, a revaluation of state deferred taxes primarily due to certain changes to the state tax rates used to measure the Company’s deferred tax liabilities, and certain other non-deductible expenses.
During the fourth quarter of 2022, the New York State Division of Tax Appeals published a decision for Charter Communications, Inc. versus New York State whereby it concluded that each corporation in a combined reporting group would have to separately qualify as a qualified emerging technology company (“QETC”) to use the preferential QETC tax rate. As the Company had been historically using the QETC rate at the combined reporting group level, it recorded a cumulative income tax expense of $157,300 that included both a revaluation of state deferred taxes and an increase to the Company's uncertain tax positions reserve for tax years 2017 through 2022 based on this published decision.
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

CSC HOLDINGS, LLC
The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Altice USA, except for the following:

	CSC Holdings
	Years ended December 31,
	2022	2021

	(in thousands)
Net income attributable to Altice USA stockholders	$194,563	$990,311
Less: items included in Altice USA's consolidated statements of operations:
Income tax expense (benefit)	3,688	(2,135)
Net income attributable to CSC Holdings' sole member	$198,251	$988,176
The following is a reconciliation of CSC Holdings' net income to Adjusted EBITDA and Operating Free Cash Flow:

	CSC Holdings
	Years ended December 31,
	2022	2021
Net income	$224,577	$1,008,797
Income tax expense	292,152	297,110
Other income, net	(8,535)	(9,835)
Gain on interest rate swap contracts, net	(271,788)	(92,735)
Gain on derivative contracts, net	(425,815)	(85,911)
Loss on investments, net	659,792	88,898
Loss on extinguishment of debt and write-off of deferred financing costs	575	51,712
Interest expense, net	1,331,636	1,266,591
Depreciation and amortization	1,773,673	1,787,152
Restructuring expense and other operating items	130,285	17,176
Share-based compensation	159,985	98,296
Adjusted EBITDA	$3,866,537	4,427,251
Capital expenditures (cash)	1,914,282	1,231,715
Operating Free Cash Flow	$1,952,255	$3,195,536
Refer to Altice USA's Management's Discussion and Analysis of Financial Condition and Results of Operations herein.
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow:

	CSC Holdings
	Years ended December 31,
	2022	2021
Net cash flows from operating activities	$2,366,901	$2,823,934
Capital expenditures (cash)	1,914,282	1,231,715
Free Cash Flow	$452,619	$1,592,219

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

Debt Outstanding
The following table summarizes the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums (excluding accrued interest) as of December 31, 2022, as well as interest expense for the year ended December 31, 2022.

	CSC Holdings Restricted Group	Lightpath	Other Unrestricted Entities	Altice USA/CSC Holdings
Debt outstanding:
Credit facility debt	$8,488,017	$575,478	$—	$9,063,495
Senior guaranteed notes	7,638,443	—	—	7,638,443
Senior secured notes	—	443,046	—	443,046
Senior notes	6,916,148	408,090	—	7,324,238
Subtotal	23,042,608	1,426,614	—	24,469,222
Finance lease obligations	244,595	—	—	244,595
Notes payable and supply chain financing	127,635	—	—	127,635
Subtotal	23,414,838	1,426,614	—	24,841,452
Collateralized indebtedness relating to stock monetizations (a)	—	—	1,746,281	1,746,281
Total debt	$23,414,838	$1,426,614	$1,746,281	$26,587,733
Interest expense:
Credit facility debt, senior notes, finance leases, notes payable and supply chain financing	$1,180,422	$76,357	$—	$1,256,779
Collateralized indebtedness relating to stock monetizations (a)	—	—	78,276	78,276
Total interest expense	$1,180,422	$76,357	$78,276	$1,335,055

(a)This indebtedness was collateralized by shares of Comcast common stock. In January 2023 we settled this debt by delivering the Comcast shares we held and the related equity derivative contracts resulting in the receipt of cash of approximately $50,500.
See Note 11 to our consolidated financial statements for further information regarding our outstanding debt.
Payment Obligations Related to Debt
As of December 31, 2022, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as notes payable and supply chain financing, and the value deliverable at maturity under monetization contracts, but excluding finance lease obligations are as follows (see Note 9 to our consolidated financial statements):

	CSC Holdings Restricted Group	Lightpath	Other Unrestricted Entities (a)	Altice USA/ CSC Holdings
2023	$1,519,076	$84,918	$1,776,378	$3,380,372
2024	2,119,783	84,791	—	2,204,574
2025 (b)	4,356,212	84,263	—	4,440,475
2026	1,622,150	80,079	—	1,702,229
2027	5,063,343	1,103,294	—	6,166,637
Thereafter (c)	15,929,320	438,344	—	16,367,664
Total	$30,609,884	$1,875,689	$1,776,378	$34,261,951

(a)Includes $1,776,378 related to the Company's collateralized indebtedness and related interest.  This indebtedness is collateralized by shares of Comcast common stock. In January 2023, the Company settled this debt by delivering shares of Comcast common stock and the related equity derivative contracts.
(b)Includes $1,575,000 principal amount and related interest related to the CSC Holdings' revolving credit facility that is due on the earlier of (i) July 13, 2027 and (ii) April 17, 2025 if, as of such date, any Term Loan B borrowings are still outstanding, unless the Term Loan B maturity date has been extended to a date falling after July 13, 2027.

(c)Includes $2,001,942 principal amount related to the CSC Holdings' Incremental Term Loan B-6 that is due on the earlier of (i) January 15, 2028 and (ii) April 15, 2027 if, as of such date, any Incremental Term Loan B-5 borrowings are still outstanding, unless the Incremental Term Loan B-5 maturity date has been extended to a date falling after January 15, 2028.
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
CSC Holdings Credit Facility
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($1,535,842 outstanding at December 31, 2022) (the "CSC Term Loan Facility", and the term loans extended under the CSC Term Loan Facility, the "CSC Term Loans") and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($1,575,000 outstanding at December 31, 2022) (the "CSC Revolving Credit Facility" and, together with the CSC Term Loan Facility, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
In October 2018, CSC Holdings entered into a $1,275,000 ($527,014 outstanding at December 31, 2022) incremental term loan facility (the “Incremental Term Loan B-3”) and in October 2019, CSC Holdings entered into a $3,000,000 ($2,917,500 outstanding at December 31, 2022) incremental term loan facility ("Incremental Term Loan B-5") under its existing credit facilities agreement.
In July 2022, CSC Holdings entered into an amendment to its CSC Revolving Credit Facility that provided for, among other things, an extended maturity date of July 13, 2027 and in December 2022, CSC Holdings entered into a $2,001,942 incremental term loan facility (the "Incremental Term Loan B-6") under the CSC Holdings Credit Facilities Agreement.
During the year ended December 31, 2022, CSC Holdings borrowed $2,315,000 under its revolving credit facility and repaid $1,640,000 of amounts outstanding under the revolving credit facility.
See Note 11 to our consolidated financial statements for further information regarding the CSC Credit Facilities Agreement.
Senior Guaranteed Notes and Senior Notes
See Note 11 of our consolidated financial statements for further details of the Company’s outstanding senior guaranteed notes and senior notes.
As of December 31, 2022, CSC Holdings was in compliance with applicable financial covenants under its credit facility and with applicable financial covenants under each respective indenture by which the senior guaranteed notes and senior notes were issued.
Lightpath Credit Facility
In November 2020, Lightpath entered into a credit agreement which provides a term loan in an aggregate principal amount of $600,000 ($588,000 outstanding at December 31, 2022) and revolving loan commitments in an aggregate principal amount of $100,000. As of December 31, 2022, there were no borrowings outstanding under the Lightpath revolving credit facility. See Note 11 to our consolidated financial statements for further information regarding the Lightpath credit agreement.
As of December 31, 2022, Lightpath was in compliance with applicable financial covenants under its credit agreement and with applicable financial covenants under each respective indenture by which its senior secured notes and senior notes were issued.
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
Capital Expenditures
The following table presents the Company's capital expenditures:

	Years Ended December 31,
	2022	2021
Customer premise equipment	$316,175	$227,280
Network infrastructure	1,153,860	642,545
Support and other	270,149	235,314
Business services	174,098	126,576
Capital purchases (cash basis)	1,914,282	1,231,715
Right-of-use assets acquired in exchange for finance lease obligations	160,542	145,047
Notes payable issued to vendor for the purchase of equipment and other assets	132,452	89,898
Change in accrued and unpaid purchases and other	169,227	129,020
Capital purchases (accrual basis)	$2,376,503	$1,595,680
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
Cash Flow Discussion
Altice USA
Operating Activities
Net cash provided by operating activities amounted to $2,366,901 and $2,854,078 for the years ended December 31, 2022, and 2021, respectively.
The decrease in cash provided by operating activities of $487,177 in 2022 as compared to 2021 resulted from a decrease in net income before depreciation and amortization and other non-cash items of $561,762, partially offset by an increase of $74,585 due to changes in working capital (including an increase in interest payments of $69,659 and a decrease in tax payments of $9,627), as well as the timing of payments and collections of accounts receivable, among other items.
Investing Activities
Net cash used in investing activities for the years ended December 31, 2022 and 2021 was $1,921,510 and $1,573,603, respectively.
The 2022 investing activities consisted primarily of capital expenditures of $1,914,282.

The 2021 investing activities consisted primarily of capital expenditures of $1,231,715, and payment for acquisitions, net of cash acquired of $340,444.
Financing Activities
Net cash used in financing activities amounted to $335,906 and $1,362,524 for the years ended December 31, 2022 and 2021.
In 2022, the Company's financing activities consisted primarily of the repayment of debt of $4,469,727, and principal payments on finance lease obligations of $134,682, partially offset by net proceeds from long-term debt of $4,276,903.
In 2021, the Company's financing activities consisted primarily of the repayment of debt of $4,870,108, the purchase of common stock pursuant to a share repurchase program of $804,928, principal payments on finance lease obligations of $85,949, repayment of collateralized indebtedness and related derivative contracts, net of $185,105 and other net cash payments of $11,539, partially offset by net proceeds from long-term debt of $4,410,000 and proceeds from collateralized indebtedness and related derivative contracts, net of $185,105.
CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $2,366,901 and $2,823,934 for the years ended December 31, 2022 and 2021, respectively.
The decrease in cash provided by operating activities of $457,033 in 2022 as compared to 2021 resulted from a decrease in income from continuing operations before depreciation and amortization and other non-cash items of $558,119, partially offset by an increase of $101,086 due to changes in working capital (including an increase in interest payments of $69,659 and a decrease in tax payments of $9,627, as well as the timing of payments and collections of accounts receivable, among other items).
Investing Activities
Net cash used in investing activities for the years ended December 31, 2022 and 2021 was $1,921,510 and $1,573,603, respectively.
The 2022 investing activities consisted primarily of capital expenditures of $1,914,282.
The 2021 investing activities consisted primarily of capital expenditures of $1,231,715 and payments for acquisitions, net of cash acquired of $340,444.
Financing Activities
Net cash used in financing activities amounted to $333,356 and $1,334,453 for the years ended December 31, 2022 and 2021, respectively.
In 2022, the Company's financing activities consisted primarily of the repayment of long-term debt of $4,469,727, and principal payments on finance lease obligations of $134,682, partially offset by net proceeds from long-term debt of $4,276,903.
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
Contractual Obligations and Off Balance Sheet Commitments
Our contractual obligations as of December 31, 2022 consist primarily of our debt obligations, purchase obligations which primarily include contractual commitments with various programming vendors to provide video services to our customers and minimum purchase obligations to purchase goods or services, operating and finance lease obligations, outstanding letters of credit, and guarantees. Note 11 to our consolidated financial statements contains further information regarding our debt obligations, Note 17 contains information regarding our off-balance sheet obligations and Note 9 contains information regarding our leases.

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
For the year ended December 31, 2022, Altice USA did not repurchase any shares. For the years ended December 31, 2021 and 2020, Altice USA repurchased an aggregate of 23,593,728 and 161,216,653 shares, respectively, for a total purchase price of approximately $804,928 and $4,816,895, respectively. These acquired shares were retired and the cost of these shares was recorded in stockholders' equity (deficiency) in the consolidated balance sheet of Altice USA. From inception through December 31, 2022, Altice USA repurchased an aggregate of 285,507,773 shares for a total purchase price of approximately $7,808,698. As of December 31, 2022, Altice USA had approximately $1,191,302 of availability remaining under the incremental share repurchase program.
Managing our Interest Rate and Equity Price Risk
See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a discussion regarding interest rate risk and equity price risk.
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
We believe that the application of the following accounting policy requires significant estimates and is the most critical to aid in fully understanding and evaluating our reported financial results:
Plant and Equipment
Costs incurred in the construction of the Company's cable systems, including line extensions to, and upgrade of, the Company's HFC infrastructure and construction of the parallel FTTH infrastructure, are capitalized. This includes headend facilities and initial placement of the feeder cable to connect a customer that had not been previously connected. These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities (including interest related to FTTH construction). The internal costs that are capitalized consist of salaries and benefits of the Company's employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities. These costs are depreciated over the estimated life of the plant (10 to 25 years) and headend facilities (5 to 25 years). Costs of operating the plant and the technical facilities, including repairs and maintenance, are expensed as incurred.
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
Equity Price Risk
Our exposure to equity price risk stems from the shares of Comcast common stock we held.  We had entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts were expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  In January 2023, we settled the collateralized indebtedness by delivering the Comcast shares we held and the related equity derivative contracts resulting in the receipt of cash of approximately $50,500.
The underlying stock and the equity collars were carried at fair value in our consolidated balance sheets and the collateralized indebtedness is carried at its principal value, net of discounts. These discounts were being amortized over the term of the related indebtedness.  The carrying value of our collateralized indebtedness amounted to $1,746,281 at December 31, 2022.
As of December 31, 2022, the fair value and the carrying value of our holdings of Comcast common stock aggregated $1,502,145.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $150,215.  As of December 31, 2022, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $263,873, a net asset position.  For the year ended December 31, 2022, we recorded a net gain of $425,815 related to our outstanding equity derivative contracts and recorded an unrealized loss of $659,792 related to the Comcast common stock that we held.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2021, net liability position	$(161,942)
Change in fair value, net	425,815
Fair value as of December 31, 2022, net asset position	$263,873
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
Fair Value of Debt
At December 31, 2022, the fair value of our fixed rate debt, comprised of our collateralized debt, senior guaranteed and senior secured notes, senior notes and notes payable of $12,544,754 was lower than its carrying value of $17,279,643 by $4,734,889. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. Our floating rate borrowings, comprised of our term loans and revolving credit facilities bear interest in reference to current LIBOR-based or SOFR-based market rates and thus their principal values approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2022 would increase the estimated fair value of our fixed rate debt by $541,058 to $13,085,812. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair values reflected in the consolidated statements of operations. See Note 12 to our Consolidated Financial Statements for a summary of interest rate swap contracts outstanding at December 31, 2022. The Company's outstanding interest rate swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statements of operations. For the year ended December 31, 2022, the Company recorded a gain on interest rate swap contracts of $271,788.
The following represents the location of the assets and liabilities associated with the Company's equity derivative contracts and interest rate swap contracts within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at December 31, 2022
Asset Derivatives:
Prepaid forward contracts	Derivative contracts	$263,873
Interest rate swap contracts	Other assets, long-term	185,622
		$449,495
As of December 31, 2022, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Item 8.     Financial Statements and Supplementary Data
For information required by Item 8, refer to the Index to Financial Statements on page F-1.
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2022.
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

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).  Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.
Audit Report of the Independent Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report on the Company’s internal control over financial reporting appearing on page F-2.
Changes in Internal Control
During the year ended December 31, 2022, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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
iii.The Index to Exhibits is on page 68.

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

10.14
Eleventh Amendment to Credit Agreement, dated as of October 3, 2019, by and among the Borrower, each of the other Loan Parties, the Additional Lenders party thereto and JPMorgan Chase Bank, N.A. as the Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on October 7, 2019)

10.15
Twelfth Amendment to Credit Agreement, dated as of July 13, 2022, by and among the Borrower, each of the other Loan Parties, the Lenders party thereto and JPMorgan Chase Bank, N.A. as the Administrative Agent. (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on July 13, 2022)

10.16
Thirteenth Amendment to Credit Agreement, dated as of December 19, 2022, by and among the Borrower, each of the other Loan Parties, the Lenders party thereto and JPMorgan Chase Bank, N.A. as the Administrative Agent. (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on December 19, 2022)

10.17
Credit Agreement, dated as of September 29, 2020 between Cablevision Lightpath LLC, as Borrower, the Lenders party thereto, Goldman Sachs Bank USA as administrative agent and Deutsche Bank Trust Company Americas as collateral agent (incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 1, 2020)

10.18	Altice USA Short Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on June 12, 2017)
10.19
Altice USA 2017 Long Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8 (File No. 333-228907) filed on December 19, 2018)

10.20
Altice USA 2017 Long Term Incentive Plan, Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on January 3, 2018)

10.21
Altice USA 2017 Long Term Incentive Plan, Form of Performance-Based Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K (File No. 001-38126) filed on March 6, 2018)

10.22
Master Separation Agreement, dated as of May 18, 2018, by and between Altice USA, Inc. and Altice N.V.(incorporated herein by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1/A (File No. 333-222475) filed on May 21, 2018)

10.23
Transition Agreement and Separation Agreement, dated April 8, 2019, by and between Altice USA, Inc. and David Connolly (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38126) filed on July 31, 2019)

10.24
Separation Agreement, dated October 28, 2019, by and between Altice USA, Inc. and Charles Stewart (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K (File No. 001-38126) filed on February 14, 2020)

10.25
Restriction Agreement, dated December 31, 2019, by and between Altice USA, Inc. and Dexter Goei (incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K (File No. 001-38126) filed on February 14, 2020)

10.26
Altice USA 2017 Long Term Incentive Plan, Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 10-Q (File No. 001-38126) filed on May 1, 2020)

10.27
Altice USA 2017 Long Term Incentive Plan, Form of Performance-Based Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 99.2 of the Company’s Form 10-Q (File No. 001-38126) filed on May 1, 2020)

10.28	Altice USA 2017 Long Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 99.1 of the Company's Form S-8 (File No. 333-239085) filed on June 10, 2020)
10.29	Transition Agreement and Separation Agreement with Abdelhakim Boubazine (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-38126) filed on November 5, 2021)
10.30
Altice USA 2017 Long Term Incentive Plan, Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on December 30, 2021)

10.31
Altice USA 2017 Long Term Incentive Plan, Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on December 30, 2021)

Exhibit No.	Exhibit Description

10.32
Executive Employment Agreement, dated September 7, 2022, by and between Altice USA, Inc. and Dennis Mathew. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-38126) filed on November 2, 2022)

10.33
Transition Agreement, dated September 6, 2022, between Altice USA, Inc. and Dexter Goei. (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q (File No. 001-38126) filed on November 2, 2022)

21*	List of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Section 302 Certification of the CEO.
31.2*	Section 302 Certification of the CFO.
32*	Section 906 Certifications of the CEO and CFO.
101	The following financial statements of Altice USA, Inc. included in the Altice USA Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 22, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders' Equity (Deficiency); (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.
104*	The cover page from this annual report on Form 10-K formatted in Inline XBRL.

+    Shares of Class A common stock and Class B common stock of the Company are issued in uncertificated form. Therefore, the Company has not filed specimen Class A common stock or Class B common stock certificates. Reference is made to Exhibits 3.1 and 3.2 hereto.
*    Filed herewith.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of February, 2023.

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

Signature	Title	Date
/s/ Dennis Mathew	Chief Executive Officer	February 22, 2023
Dennis Mathew	(Principal Executive Officer)

/s/ Michael J. Grau	Chief Financial Officer	February 22, 2023
Michael J. Grau	(Principal Financial Officer)

/s/ Maria Bruzzese	Senior Vice President and Chief Accounting Officer	February 22, 2023
Maria Bruzzese	(Principal Accounting Officer)

/s/ Dexter Goei	Executive Chairman and Director	February 22, 2023
Dexter Goei

/s/ Gerrit Jan Bakker	Director	February 22, 2023
Gerrit Jan Bakker

/s/ David Drahi	Director	February 22, 2023
David Drahi

/s/ Patrick Drahi	Director	February 22, 2023
Patrick Drahi

/s/ Mark Mullen	Director	February 22, 2023
Mark Mullen

/s/ Dennis Okhuijsen	Director	February 22, 2023
Dennis Okhuijsen

/s/ Susan C. Schnabel	Director	February 22, 2023
Susan C. Schnabel

/s/ Charles Stewart	Director	February 22, 2023
Charles Stewart

/s/ Raymond Svider	Director	February 22, 2023
Raymond Svider

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	F-2
Auditor Name: KPMG LLP
Auditor Location: New York, New York
Auditor Firm ID: 185

ALTICE USA, INC. AND SUBSIDIARIES
Consolidated Financial Statements
Consolidated Balance Sheets - December 31, 2022 and 2021	F-7
Consolidated Statements of Operations - years ended December 31, 2022, 2021 and 2020	F-8
Consolidated Statements of Comprehensive Income - years ended December 31, 2022, 2021 and 2020	F-9
Consolidated Statements of Stockholders' Equity (Deficiency) - years ended December 31, 2022, 2021 and 2020	F-10
Consolidated Statements of Cash Flows - years ended December 31, 2022, 2021 and 2020	F-13
Combined Notes to Consolidated Financial Statements	F-19
Supplemental Financial Statements Furnished:
CSC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Financial Statements
Consolidated Balance Sheets - December 31, 2022 and 2021	F-14
Consolidated Statements of Operations - years ended December 31, 2022, 2021 and 2020	F-15
Consolidated Statements of Comprehensive Income - years ended December 31, 2022, 2021 and 2020	F-16
Consolidated Statements of Member's Equity (Deficiency) - years ended December 31, 2022, 2021 and 2020	F-17
Consolidated Statements of Cash Flows - years ended December 31, 2022, 2021 and 2020	F-18
Combined Notes to Consolidated Financial Statements	F-19

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Altice USA, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Altice USA and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
February 22, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Altice USA, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Altice USA, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

We identified the evaluation of the sufficiency of audit evidence over residential and SMB revenue as a critical audit matter. Subjective auditor judgement was required in evaluation the sufficiency of audit evidence due to the number of related information technology (“IT”) systems. Specifically, obtaining an understanding of the systems, databases, and processes used in the Company’s recognition of residential and SMB revenue and evaluating the related internal controls required significant auditor effort, including specialized knowledge related to IT.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgement to determine the nature and extent of procedures to be performed over residential and SMB revenue, including assessing contractual terms and conditions and customer credits, including those issued subsequent to December 31, 2022. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s residential and SMB revenue recognition processes, including general and application IT controls. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT systems that are used by the Company in its recognition of residential and SMB revenue. To assess the revenue recognized during the year, we developed an expectation of revenue recorded based on cash received during the year. The assessment included the evaluation of the relevance and reliability of internal data and cash received. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
New York, New York
February 22, 2023

Report of Independent Registered Public Accounting Firm
To the Member and Board of Directors
CSC Holdings, LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CSC Holdings, LLC and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in total member’s equity (deficiency), and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgement to determine the nature and extent of procedures to be performed over residential and SMB revenue, including assessing contractual terms and conditions and customer credits, including those issued subsequent to December 31, 2022. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s residential and SMB revenue recognition processes, including general and application IT controls. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT systems that are used by the Company in its recognition of residential and SMB revenue. To assess the revenue recognized during the year, we developed an expectation of revenue recorded based on cash received during the year. The assessment included the evaluation of the relevance and reliability of internal data and cash received. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
New York, New York
February 22, 2023

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$305,484	$195,711
Restricted cash	267	264
Accounts receivable, trade (less allowance for doubtful accounts of $20,767 and $27,931, respectively)	365,992	406,952
Prepaid expenses and other current assets ($572 and $3,776 due from affiliates, respectively)	130,684	183,714
Derivative contracts	263,873	2,993
Investment securities pledged as collateral	1,502,145	—
Total current assets	2,568,445	789,634
Property, plant and equipment, net of accumulated depreciation of $7,785,397 and $7,142,852, respectively	7,500,780	6,340,467
Right-of-use operating lease assets	250,601	222,124
Investment securities pledged as collateral	—	2,161,937
Other assets	259,681	76,653
Amortizable intangibles, net of accumulated amortization of $5,549,674 and $5,051,149, respectively	1,660,331	2,202,001
Indefinite-lived cable television franchises	13,216,355	13,216,355
Goodwill	8,208,773	8,205,863
Total assets	$33,664,966	$33,215,034
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$1,213,806	$1,023,045
Interest payable	252,351	244,934
Accrued employee related costs	139,328	124,941
Deferred revenue	80,559	94,943
Debt	2,075,077	917,313
Other current liabilities ($20,857 and $31,810 due to affiliates, respectively)	278,580	329,943
Total current liabilities	4,039,701	2,735,119
Other liabilities	274,623	159,082
Deferred tax liability	5,081,661	5,048,129
Liabilities under derivative contracts	—	276,933
Right-of-use operating lease liability	260,237	237,226
Long-term debt, net of current maturities	24,512,656	25,629,447
Total liabilities	34,168,878	34,085,936
Commitments and contingencies (Note 17)
Stockholders' Deficiency:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 271,851,984 and 271,833,063 issued and outstanding as of December 31, 2022 and 270,341,685 and 270,320,798 shares issued and outstanding as of December 31, 2021	2,719	2,703
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 184,329,229 shares outstanding as of December 31, 2022 and 184,333,342 shares outstanding as of December 31, 2021	1,843	1,843
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	182,701	18,005
Accumulated deficit	(654,273)	(848,836)
	(467,010)	(826,285)
Treasury stock, at cost (18,921 and 20,887 Class A common shares at December 31, 2022 and 2021, respectively)	—	—
Accumulated other comprehensive income (loss)	(8,201)	6,497
Total Altice USA stockholders' deficiency	(475,211)	(819,788)
Noncontrolling interests	(28,701)	(51,114)
Total stockholders' deficiency	(503,912)	(870,902)
Total liabilities and stockholders' deficiency	$33,664,966	$33,215,034
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2022, 2021 and 2020
(In thousands, except per share amounts)

	2022	2021	2020
Revenue (including revenue from affiliates of $2,368, $13,238 and $14,729, respectively) (See Note 16)	$9,647,659	$10,090,849	$9,894,642
Operating expenses:
Programming and other direct costs (including charges from affiliates of $14,321, $17,167 and $13,346, respectively) (See Note 16)	3,205,638	3,382,129	3,340,442
Other operating expenses (including charges from affiliates of $12,210, $11,989 and $11,869, respectively) (See Note 16)	2,735,469	2,379,765	2,264,473
Restructuring expense and other operating items	130,285	17,176	91,073
Depreciation and amortization (including impairments)	1,773,673	1,787,152	2,083,365
	7,845,065	7,566,222	7,779,353
Operating income	1,802,594	2,524,627	2,115,289
Other income (expense):
Interest expense, net	(1,331,636)	(1,266,591)	(1,350,341)
Gain (loss) on investments, net	(659,792)	(88,898)	320,061
Gain (loss) on derivative contracts, net	425,815	85,911	(178,264)
Gain (loss) on interest rate swap contracts, net	271,788	92,735	(78,606)
Loss on extinguishment of debt and write-off of deferred financing costs	(575)	(51,712)	(250,489)
Other income, net	8,535	9,835	5,577
	(1,285,865)	(1,218,720)	(1,532,062)
Income before income taxes	516,729	1,305,907	583,227
Income tax expense	(295,840)	(294,975)	(139,748)
Net income	220,889	1,010,932	443,479
Net income attributable to noncontrolling interests	(26,326)	(20,621)	(7,296)
Net income attributable to Altice USA, Inc. stockholders	$194,563	$990,311	$436,183
Income per share:
Basic income per share	$0.43	$2.16	$0.75
Basic weighted average common shares (in thousands)	453,244	458,311	581,057

Diluted income per share	$0.43	$2.14	$0.75
Diluted weighted average common shares (in thousands)	453,282	462,295	583,689
Cash dividends declared per common share	$—	$—	$—

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2022, 2021 and 2020
(In thousands)

	2022	2021	2020
Net income	$220,889	$1,010,932	$443,479
Other comprehensive income (loss):
Defined benefit pension plans	(20,526)	4,772	12,333
Applicable income taxes	5,537	(1,259)	(3,270)
Defined benefit pension plans, net of income taxes	(14,989)	3,513	9,063
Foreign currency translation adjustment	291	(662)	(2,167)
Other comprehensive income (loss)	(14,698)	2,851	6,896
Comprehensive income	206,191	1,013,783	450,375
Comprehensive income attributable to noncontrolling interests	(26,326)	(20,621)	(7,296)
Comprehensive income attributable to Altice USA, Inc. stockholders	$179,865	$993,162	$443,079

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) Years ended December 31, 2022, 2021 and 2020 (In thousands)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Altice USA Stockholders' Equity (Deficiency)	Non-controlling Interests	Total Equity (Deficiency)
Balance at January 1, 2020	$4,572	$1,862	$2,039,918	$390,766	$(163,904)	$(3,250)	$2,269,964	$9,298	$2,279,262
Net income attributable to Altice USA stockholders	—	—	—	436,183	—	—	436,183	—	436,183
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	7,296	7,296
Contributions from noncontrolling interests	—	—	—	—		—	—	12,498	12,498
Pension liability adjustments, net of income taxes	—	—	—	—	—	9,063	9,063	—	9,063
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(2,167)	(2,167)	—	(2,167)
Share-based compensation expense (equity classified)	—	—	122,811	—	—	—	122,811	—	122,811
Redeemable equity vested			96,918		—		96,918	—	96,918
Change in redeemable equity	—	—	(14,130)	—	—	—	(14,130)	—	(14,130)
Conversion of Class B to Class A shares	3	(3)	—	—	—	—	—	—	—
Issuance of common shares pursuant to employee long term incentive plan	9	—	15,705	—	38	—	15,752	—	15,752
Impact of the sale of Lightpath	—	—	741,471	—	—	—	741,471	(91,201)	650,270
Class A shares acquired through share repurchase program and retired	(1,612)	—	(3,002,693)	(1,812,590)	—	—	(4,816,895)	—	(4,816,895)
Balance at December 31, 2020	$2,972	$1,859	$—	$(985,641)	$(163,866)	$3,646	$(1,141,030)	$(62,109)	$(1,203,139)
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (continued) Years ended December 31, 2022, 2021 and 2020 (In thousands)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Altice USA Stockholders' Equity (Deficiency)	Non-controlling Interests	Total Equity (Deficiency)
Balance at January 1, 2021	$2,972	$1,859	$—	$(985,641)	$(163,866)	$3,646	$(1,141,030)	$(62,109)	$(1,203,139)
Net income attributable to Altice USA stockholders	—	—	—	990,311	—	—	990,311	—	990,311
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	20,621	20,621
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(14,004)	(14,004)
Pension liability adjustments, net of income taxes	—	—	—	—	—	3,513	3,513	—	3,513
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(662)	(662)	—	(662)
Share-based compensation expense (equity classified)	—	—	17,990	79,521	—	—	97,511	—	97,511
Redeemable equity vested	—	—	—	23,749	—	—	23,749	—	23,749
Change in redeemable equity	—	—	—	2,014	—	—	2,014	—	2,014
Class A shares acquired through share repurchase program and retired	(236)	—	—	(804,692)	—	—	(804,928)	—	(804,928)
Conversion of Class B to Class A shares	16	(16)	—	—	—	—	—	—	—
Retirement of treasury stock and issuance of common shares pursuant to employee LTIP	(49)	—	15	(149,932)	163,866	—	13,900	—	13,900
Other	—	—	—	(4,166)	—	—	(4,166)	4,378	212
Balance at December 31, 2021	$2,703	$1,843	$18,005	$(848,836)	$—	$6,497	$(819,788)	$(51,114)	$(870,902)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (continued) Years ended December 31, 2022, 2021 and 2020 (In thousands)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Altice USA Stockholders' Equity (Deficiency)	Non-controlling Interests	Total Equity (Deficiency)
Balance at January 1, 2022	$2,703	$1,843	$18,005	$(848,836)	$—	$6,497	$(819,788)	$(51,114)	$(870,902)
Net income attributable to Altice USA stockholders	—	—	—	194,563	—	—	194,563	—	194,563
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	26,326	26,326
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,913)	(3,913)
Pension liability adjustments, net of income taxes	—	—	—	—	—	(14,989)	(14,989)	—	(14,989)
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	291	291	—	291
Share-based compensation expense (equity classified)	—	—	167,410	—	—	—	167,410	—	167,410
Issuance of common shares pursuant to employee long term incentive plan	16	—	63	—	—	—	79	—	79
Other	—	—	(2,777)	—	—	—	(2,777)	—	(2,777)
Balance at December 31, 2022	$2,719	$1,843	$182,701	$(654,273)	$—	$(8,201)	$(475,211)	$(28,701)	$(503,912)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2022, 2021 and 2020
(In thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$220,889	$1,010,932	$443,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,773,673	1,787,152	2,083,365
Loss (gain) on investments	659,792	88,898	(320,061)
Loss (gain) on derivative contracts, net	(425,815)	(85,911)	178,264
Loss on extinguishment of debt and write-off of deferred financing costs	575	51,712	250,489
Amortization of deferred financing costs and discounts (premiums) on indebtedness	77,356	91,226	91,127
Share-based compensation expense	159,985	98,296	125,087
Deferred income taxes	36,385	40,701	75,512
Decrease in right-of-use assets	44,342	43,820	45,995
Provision for doubtful accounts	88,159	68,809	65,965
Other	3,460	4,928	34,079
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(45,279)	(30,379)	(50,747)
Prepaid expenses and other assets	50,419	28,343	8,330
Amounts due from and due to affiliates	(7,749)	23,758	3,594
Accounts payable and accrued liabilities	46,724	(177,326)	(118,388)
Deferred revenue	(14,953)	(40,929)	(39,977)
Interest rate swap contracts	(301,062)	(149,952)	104,051
Net cash provided by operating activities	2,366,901	2,854,078	2,980,164
Cash flows from investing activities:
Capital expenditures	(1,914,282)	(1,231,715)	(1,073,955)
Payments for acquisitions, net of cash acquired	(2,060)	(340,444)	(149,973)
Other, net	(5,168)	(1,444)	3,502
Net cash used in investing activities	(1,921,510)	(1,573,603)	(1,220,426)
Cash flows from financing activities:
Proceeds from long-term debt	4,276,903	4,410,000	8,019,648
Repayment of debt	(4,469,727)	(4,870,108)	(6,194,804)
Proceeds from collateralized indebtedness and related derivative contracts, net	—	185,105	—
Repayment of collateralized indebtedness and related derivative contracts, net	—	(185,105)	—
Principal payments on finance lease obligations	(134,682)	(85,949)	(43,083)
Purchase of shares of Altice USA, Inc. Class A common stock, pursuant to a share repurchase program and Tender Offer	—	(804,928)	(4,816,379)
Proceeds from the sale of a noncontrolling interest in Lightpath, net of expenses	—	—	880,197
Other, net	(8,400)	(11,539)	(26,624)
Net cash used in financing activities	(335,906)	(1,362,524)	(2,181,045)
Net increase (decrease) in cash and cash equivalents	109,485	(82,049)	(421,307)
Effect of exchange rate changes on cash and cash equivalents	291	(662)	(2,167)
Net increase (decrease) in cash and cash equivalents	109,776	(82,711)	(423,474)
Cash, cash equivalents and restricted cash at beginning of year	195,975	278,686	702,160
Cash, cash equivalents and restricted cash at end of year	$305,751	$195,975	$278,686
See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$305,477	$193,154
Restricted cash	267	264
Accounts receivable, trade (less allowance for doubtful accounts of $20,767 and $27,931, respectively)	365,992	406,952
Prepaid expenses and other current assets ($572 and $3,776 due from affiliates, respectively)	130,684	183,714
Derivative contracts	263,873	2,993
Investment securities pledged as collateral	1,502,145	—
Total current assets	2,568,438	787,077
Property, plant and equipment, net of accumulated depreciation of $7,785,397 and $7,142,852, respectively	7,500,780	6,340,467
Right-of-use operating lease assets	250,601	222,124
Investment securities pledged as collateral	—	2,161,937
Other assets	259,681	76,653
Amortizable intangibles, net of accumulated amortization of $5,549,674 and $5,051,149, respectively	1,660,331	2,202,001
Indefinite-lived cable television franchises	13,216,355	13,216,355
Goodwill	8,208,773	8,205,863
Total assets	$33,664,959	$33,212,477

LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$1,213,806	$1,023,045
Interest payable	252,351	244,934
Accrued employee related costs	139,328	124,941
Deferred revenue	80,559	94,943
Debt	2,075,077	917,313
Other current liabilities ($20,857 and $31,810 due to affiliates, respectively)	278,580	329,944
Total current liabilities	4,039,701	2,735,120
Other liabilities	274,623	159,082
Deferred tax liability	5,090,294	5,067,442
Liabilities under derivative contracts	—	276,933
Right-of-use operating lease liability	260,237	237,226
Long-term debt, net of current maturities	24,512,656	25,629,447
Total liabilities	34,177,511	34,105,250
Commitments and contingencies (Note 17)
Member's deficiency (100 membership units issued and outstanding)	(475,650)	(848,156)
Accumulated other comprehensive income	(8,201)	6,497
Total member's deficiency	(483,851)	(841,659)
Noncontrolling interests	(28,701)	(51,114)
Total deficiency	(512,552)	(892,773)
Total liabilities and member's deficiency	$33,664,959	$33,212,477

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2022, 2021 and 2020
(In thousands)

	2022	2021	2020
Revenue (including revenue from affiliates of $2,368, $13,238 and $14,729, respectively) (See Note 16)	$9,647,659	$10,090,849	$9,894,642
Operating expenses:
Programming and other direct costs (including charges from affiliates of $14,321, $17,167 and $13,346, respectively) (See Note 16)	3,205,638	3,382,129	3,340,442
Other operating expenses (including charges from affiliates of $12,210, $11,989 and $11,869 respectively) (See Note 16)	2,735,469	2,379,765	2,264,473
Restructuring expense and other operating items	130,285	17,176	91,073
Depreciation and amortization (including impairments)	1,773,673	1,787,152	2,083,365
	7,845,065	7,566,222	7,779,353
Operating income	1,802,594	2,524,627	2,115,289
Other income (expense):
Interest expense, net	(1,331,636)	(1,266,591)	(1,350,341)
Gain (loss) on investments, net	(659,792)	(88,898)	319,515
Gain (loss) on derivative contracts, net	425,815	85,911	(178,264)
Gain (loss) on interest rate swap contracts, net	271,788	92,735	(78,606)
Loss on extinguishment of debt and write-off of deferred financing costs	(575)	(51,712)	(250,489)
Other income, net	8,535	9,835	5,577
	(1,285,865)	(1,218,720)	(1,532,608)
Income before income taxes	516,729	1,305,907	582,681
Income tax expense	(292,152)	(297,110)	(126,843)
Net income	224,577	1,008,797	455,838
Net income attributable to noncontrolling interests	(26,326)	(20,621)	(7,296)
Net income attributable to CSC Holdings, LLC sole member	$198,251	$988,176	$448,542

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2022, 2021 and 2020
(In thousands)

	2022	2021	2020
Net income	$224,577	$1,008,797	$455,838
Other comprehensive income (loss):
Defined benefit pension plans	(20,526)	4,772	12,333
Applicable income taxes	5,537	(1,259)	(3,270)
Defined benefit pension plans, net of income taxes	(14,989)	3,513	9,063
Foreign currency translation adjustment	291	(662)	(2,167)
Other comprehensive income (loss)	(14,698)	2,851	6,896
Comprehensive income	209,879	1,011,648	462,734
Comprehensive income attributable to noncontrolling interests	(26,326)	(20,621)	(7,296)
Comprehensive income attributable to CSC Holdings, LLC's sole member	$183,553	$991,027	$455,438

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S EQUITY (DEFICIENCY)
Years ended December 31, 2022, 2021 and 2020
(In thousands)

	Member's Equity (Deficiency)	Accumulated Other Comprehensive Income (Loss)	Total Member's Equity (Deficiency)	Noncontrolling Interests	Total Equity (Deficiency)

Balance at January 1, 2020	$2,047,397	$(3,250)	$2,044,147	$9,298	$2,053,445
Net income attributable to CSC Holdings' sole member	448,542	—	448,542	—	448,542
Net income attributable to noncontrolling interests	—	—	—	7,296	7,296
Contributions from noncontrolling interests	—	—	—	12,498	12,498
Pension liability adjustments, net of income taxes	—	9,063	9,063	—	9,063
Foreign currency translation adjustment, net of income taxes	—	(2,167)	(2,167)	—	(2,167)
Share-based compensation expense (equity classified)	122,811	—	122,811	—	122,811
Redeemable equity vested	96,918	—	96,918	—	96,918
Change in redeemable equity	(14,130)	—	(14,130)	—	(14,130)
Impact of the sale of Lightpath	741,645	—	741,645	(91,201)	650,444
Non-cash contributions from parent, net	178,720	—	178,720	—	178,720
Cash distributions to parent	(4,794,408)	—	(4,794,408)	—	(4,794,408)
Balance at December 31, 2020	(1,172,505)	3,646	(1,168,859)	(62,109)	(1,230,968)
Net income attributable to CSC Holdings' sole member	988,176	—	988,176	—	988,176
Net income attributable to noncontrolling interests	—	—	—	20,621	20,621
Distributions to noncontrolling interests	—	—	—	(14,004)	(14,004)
Pension liability adjustments, net of income taxes	—	3,513	3,513	—	3,513
Foreign currency translation adjustment, net of income taxes	—	(662)	(662)	—	(662)
Share-based compensation expense (equity classified)	97,511	—	97,511	—	97,511
Redeemable equity vested	23,749	—	23,749	—	23,749
Change in redeemable equity	2,014	—	2,014	—	2,014
Cash distributions to parent	(763,435)	—	(763,435)	—	(763,435)
Non-cash distributions to parent	(19,500)	—	(19,500)	—	(19,500)
Other	(4,166)	—	(4,166)	4,378	212
Balance at December 31, 2021	(848,156)	6,497	(841,659)	(51,114)	(892,773)
Net income attributable to CSC Holdings' sole member	198,251	—	198,251	—	198,251
Net income attributable to noncontrolling interests	—	—	—	26,326	26,326
Distributions to noncontrolling interests	—	—	—	(3,913)	(3,913)
Pension liability adjustments, net of income taxes	—	(14,989)	(14,989)	—	(14,989)
Foreign currency translation adjustment, net of income taxes	—	291	291	—	291
Share-based compensation expense (equity classified)	167,410	—	167,410	—	167,410
Cash distributions to parent, net	(170)	—	(170)	—	(170)
Non-cash contributions from parent	7,015	—	7,015	—	7,015
Balance at December 31, 2022	$(475,650)	$(8,201)	$(483,851)	$(28,701)	$(512,552)
See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Cash flows from operating activities:
Net income	$224,577	$1,008,797	$455,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,773,673	1,787,152	2,083,365
Loss (gain) on investments	659,792	88,898	(319,515)
Loss (gain) on derivative contracts, net	(425,815)	(85,911)	178,264
Loss on extinguishment of debt and write-off of deferred financing costs	575	51,712	250,489
Amortization of deferred financing costs and discounts (premiums) on indebtedness	77,356	91,226	91,127
Share-based compensation expense	159,985	98,296	125,087
Deferred income taxes	25,705	32,201	101,217
Decrease in right-of-use assets	44,342	43,820	45,995
Provision for doubtful accounts	88,159	68,809	65,965
Other	3,460	4,928	34,079
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(45,279)	(30,379)	(50,747)
Prepaid expenses and other assets	50,419	28,343	8,328
Amounts due from and due to affiliates	(756)	3,778	180,911
Accounts payable and accrued liabilities	46,723	(176,855)	(334,055)
Deferred revenue	(14,953)	(40,929)	(39,977)
Interest rate swap contracts	(301,062)	(149,952)	104,051
Net cash provided by operating activities	2,366,901	2,823,934	2,980,422
Cash flows from investing activities:
Capital expenditures	(1,914,282)	(1,231,715)	(1,073,955)
Payment for acquisitions, net of cash acquired	(2,060)	(340,444)	(149,973)
Other, net	(5,168)	(1,444)	(706)
Net cash used in investing activities	(1,921,510)	(1,573,603)	(1,224,634)
Cash flows from financing activities:
Proceeds from long-term debt	4,276,903	4,410,000	8,019,648
Repayment of debt	(4,469,727)	(4,870,108)	(6,194,804)
Proceeds from collateralized indebtedness and related derivative contracts, net	—	185,105	—
Repayment of collateralized indebtedness and related derivative contracts, net	—	(185,105)	—
Distributions to parent	(170)	(763,435)	(4,794,408)
Proceeds from the sale of a noncontrolling interest in Lightpath, net of expenses	—	—	880,197
Principal payments on finance lease obligations	(134,682)	(85,949)	(43,083)
Other, net	(5,680)	(24,961)	(40,972)
Net cash used in financing activities	(333,356)	(1,334,453)	(2,173,422)
Net increase (decrease) in cash and cash equivalents	112,035	(84,122)	(417,634)
Effect of exchange rate changes on cash and cash equivalents	291	(662)	(2,167)
Net increase (decrease) in cash and cash equivalents	112,326	(84,784)	(419,801)
Cash, cash equivalents and restricted cash at beginning of year	193,418	278,202	698,003
Cash, cash equivalents and restricted cash at end of year	$305,744	$193,418	$278,202

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
Altice USA, through CSC Holdings, LLC (a wholly-owned subsidiary of Cablevision) and its consolidated subsidiaries ("CSC Holdings," and collectively with Altice USA, the "Company"), principally provides broadband communications and video services in the United States. It had marketed its residential services primarily under two brands: Optimum, primarily in the New York metropolitan area, and Suddenlink, principally in markets in the south-central United States. On August 1, 2022, the Company began marketing the Suddenlink services under the Optimum brand. It operates enterprise services under the brands Lightpath and Optimum Business. It delivers broadband, video, telephony services, proprietary content and advertising services to residential and business customers. In addition, the Company offers a full service mobile offering to consumers across its footprint. As these brands are managed on a consolidated basis, the Company classifies its operations in one segment.
The accompanying consolidated financial statements ("consolidated financial statements") of Altice USA include the accounts of Altice USA and its majority-owned subsidiaries and the accompanying consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. The consolidated balance sheets and statements of operations of Altice USA are essentially identical to the consolidated balance sheets and statements of operations of CSC Holdings, with the following exceptions: Altice USA primarily has additional cash and deferred taxes on its consolidated balance sheet. In addition, CSC Holdings and its subsidiaries have certain intercompany receivables from and payables to Altice USA. Differences between Altice USA's results of operations and those of CSC Holdings primarily include loss on investments, net in 2020, and income tax expense in 2022, 2021 and 2020.
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
For the year ended December 31, 2022, Altice USA did not repurchase any shares. For the years ended December 31, 2021 and 2020, Altice USA repurchased an aggregate of 23,593,728, and 161,216,653 shares, respectively, for a total purchase price of approximately $804,928 and $4,816,895, respectively. These acquired shares were retired and the cost of these shares was recorded in stockholders' equity (deficiency) in the consolidated balance sheet of Altice USA. As of December 31, 2022, Altice USA had approximately $1,191,302 of availability remaining under the incremental share repurchase program.
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
The Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers. In instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the years ended December 31, 2022, 2021 and 2020, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $232,795, $257,364 and $257,405, respectively.
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
Substantially all of our SMB customers are billed monthly and large enterprise customers are billed in accordance with the terms of their contracts which is typically on a monthly basis. Contracts with large enterprise customers typically range from three to five years. In certain instances, upon expiration of a contract and prior to its renewal, we continue to provide services on a month to month basis. Installation revenue related to our large enterprise customers is deferred and recognized over the average contract term. Installation revenue related to SMB customers is deferred and recognized over the benefit period, which is less than one year. The estimated benefit period for SMB customers takes into account both quantitative and qualitative factors including the significance of average installation fees to total recurring revenue per customer.

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
Mobile Revenue
The Company has a mobile service providing data, talk and text to consumers in or near our service areas. Customers can purchase or finance a variety of mobile devices. Revenue is recognized from the sale of equipment upon delivery and acceptance by the customer. Customers are billed monthly for access to and usage of our mobile services. The Company recognizes mobile service revenue as the services are provided to the customers.
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
Deferred enterprise sales commission costs are included in other current and noncurrent assets in the consolidated balance sheet and totaled $17,511 and $17,669 as of December 31, 2022 and 2021, respectively.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following table presents the composition of revenue:

	Years Ended December 31,
	2022	2021	2020
Residential:
Broadband	$3,930,667	$3,925,089	$3,689,159
Video	3,281,306	3,526,205	3,670,859
Telephony	332,406	404,813	468,777
Business services and wholesale	1,473,837	1,586,044	1,454,532
News and advertising	520,293	550,667	519,205
Mobile	97,679	84,194	78,127
Other	11,471	13,837	13,983
Total revenue	$9,647,659	$10,090,849	$9,894,642
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
Programming Costs
Programming expenses related to the Company's video service represent fees paid to programming distributors to license the programming distributed to video customers. This programming is acquired generally under multi-year distribution agreements, with rates usually based on the number of customers that receive the programming. If there are periods when an existing distribution agreement has expired and the parties have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time, the Company continues to carry and pay for these services until execution of definitive replacement agreements or renewals. The amount of programming expense recorded during the interim period is based on the Company's estimates of the ultimate contractual agreement expected to be reached, which is based on several factors, including previous contractual rates, customary rate increases and the current status of negotiations. Such estimates are adjusted as negotiations progress until new programming terms are finalized.
In addition, the Company has received, or may receive, incentives from programming distributors for carriage of the distributors' programming. The Company generally recognizes these incentives as a reduction of programming costs and are recorded in "programming and other direct costs", generally over the term of the distribution agreement.
Advertising Expenses
Advertising costs are charged to expense when incurred and are reflected in "other operating expenses" in the accompanying consolidated statements of operations. Advertising costs amounted to $299,590, $274,639 and $213,474 for the years ended December 31, 2022, 2021 and 2020, respectively.
Share-Based Compensation
Share-based compensation expense which primarily relates to awards of stock options, restricted shares, performance stock units, and units in a carried unit plan is based on the fair value of share-based payment awards at the date of grant. The Company recognizes share-based compensation expense over the requisite service period or when it is

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

probable any related performance condition will be met. For awards with graded vesting, compensation cost is recognized on an accelerated method under the graded vesting method over the requisite service period. Share-based compensation expense related to awards that vest entirely at the end of the vesting period are expensed on a straight-line basis. The Company accounts for forfeitures as they occur.
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
The Company reviews its long-lived assets (property, plant and equipment, and intangible assets subject to amortization) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

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
The Company assesses qualitative factors to determine whether it is necessary to perform the quantitative identifiable indefinite-lived intangible assets impairment test. This quantitative test is required only if the Company concludes that it is more likely than not that a unit of accounting’s fair value is less than its carrying amount. When the qualitative assessment is not used, or if the qualitative assessment is not conclusive, the impairment test for other intangible assets not subject to amortization requires a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
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
Foreign Currency
Certain of the Company's subsidiaries (including subsidiaries of i24 News S.à.r.l ("i24NEWS")) are located outside the United States. The functional currency for these subsidiaries is determined based on the primary economic environment in which the subsidiary operates. Revenues and expenses for these subsidiaries are translated into U.S. dollars using rates that approximate those in effect during the period while the assets and liabilities are translated into U.S. dollars using exchange rates in effect at the end of each period. The resulting gains and losses from these translations are recognized in cumulative translation adjustment included in accumulated other comprehensive income (loss) in stockholders’/member's equity (deficiency) on the consolidated balance sheets.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following table provides details of Altice USA's shares of common stock outstanding:

	Shares of Common Stock Outstanding
	Class A Common Stock	Class B Common Stock
Balance at December 31, 2019	446,749,307	186,245,832
Conversion of Class B common stock to Class A common stock	349,929	(349,929)
Issuance of common shares	40,000	—
Option exercises	822,732	—
Repurchase and retirement of Class A common shares in connection with the Company's stock repurchase plan (see Note 1)	(161,216,653)	—
Treasury shares reissued	3,828,357	—
Balance at December 31, 2020	290,573,672	185,895,903
Conversion of Class B common stock to Class A common stock	1,562,561	(1,562,561)
Option exercises	1,080,548	—
Repurchase and retirement of Class A common shares in connection with the Company's stock repurchase plan (see Note 1)	(23,593,728)	—
Treasury shares reissued	697,745	—
Balance at December 31, 2021	270,320,798	184,333,342
Conversion of Class B common stock to Class A common stock	4,113	(4,113)
Issuance of common shares in connection with the vesting of restricted stock units	1,506,186	—
Treasury shares reissued	1,966	—
Balance at December 31, 2022	271,833,063	184,329,229
CSC Holdings Membership Interests
As of December 31, 2022 and 2021, CSC Holdings had 100 membership units issued and outstanding, which are all indirectly owned by Altice USA.
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
During 2022, 2021 and 2020, there were no dividends paid to shareholders by Altice USA.
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
The Company did not have a single customer that represented 10% or more of its consolidated revenues for the years ended December 31, 2022, 2021 and 2020 or 10% or more of its consolidated net trade receivables at December 31, 2022, and 2021, respectively.
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
Reclassifications
Certain reclassifications have been made to the 2021 and 2020 amounts to conform to the 2022 presentation.
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
Accounting Standards Adopted in 2022
ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which will require companies to apply the definition of a performance obligation under ASC Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for the Company on January 1, 2023, however the Company elected to early adopt this ASU on January 1, 2022 and the Company will provide required disclosures for any future material transactions.
ASU No. 2021-10, Government Assistance (Topic 832)
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832), which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy (for example, IFRS guidance in IAS 20 or guidance on contributions for not-for-profit entities in ASC 958-605). For transactions in the scope of the new standard, business entities will need to provide information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The Company adopted the new guidance on January 1, 2022 and it did not have a material impact on the Company's consolidated financial statements. The Company will provide the required disclosures for any future material transactions.
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
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income per share attributable to Altice USA stockholders:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Basic weighted average shares outstanding	453,244	458,311	581,057
Effect of dilution:
Stock options	—	3,972	2,617
Restricted stock	38	11	15
Restricted stock units	—	1	—
Diluted weighted average shares outstanding	453,282	462,295	583,689

Weighted average shares excluded from diluted weighted average shares outstanding:
Anti-dilutive shares	57,961	15,856	25,768
Performance stock units and restricted stock whose performance metrics have not been achieved	7,309	8,557	8,308
Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Altice USA.
NOTE 5.    ALLOWANCE FOR DOUBTFUL ACCOUNTS
Activity related to the Company's allowance for doubtful accounts is presented below:

	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Balance at End of Period
Year Ended December 31, 2022
Allowance for doubtful accounts	$27,931	$88,159	$(95,323)	$20,767

Year Ended December 31, 2021
Allowance for doubtful accounts	$25,198	$68,809	$(66,076)	$27,931

Year Ended December 31, 2020
Allowance for doubtful accounts	$14,683	$65,965	$(55,450)	$25,198

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
The Company's non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2022	2021	2020
Non-Cash Investing and Financing Activities:

Altice USA and CSC Holdings:
Property and equipment accrued but unpaid	$496,135	$335,680	$206,680
Notes payable issued to vendor for the purchase of equipment and other assets	132,452	89,898	106,925
Right-of-use assets acquired in exchange for finance lease obligations	160,542	145,047	133,300
Other non-cash investing and financing transactions	1,117	500	3,973
CSC Holdings:
Contributions from (distributions to) parent, net	7,015	(19,500)	178,720
Supplemental Data:
Altice USA:
Cash interest paid, net of capitalized interest	1,247,747	1,178,088	1,406,825
Income taxes paid, net	253,962	263,589	80,415
CSC Holdings:
Cash interest paid, net of capitalized interest	1,247,747	1,178,088	1,406,825
Income taxes paid, net	253,962	263,589	80,415
NOTE 7.    RESTRUCTURING EXPENSE AND OTHER OPERATING ITEMS
The Company's restructuring and other operating items are comprised of the following:

	Years Ended December 31,
	2022	2021	2020
Contractual payments for terminated employees	$4,002	$6,227	$50,852
Facility realignment costs	5,652	2,551	7,467
Impairment of right-of-use operating lease assets	3,821	6,701	30,429
Transaction costs related to certain transactions not related to the Company's operations	4,310	1,697	2,325
Litigation settlement (a)	112,500	—	—
Restructuring expense and other operating items	$130,285	$17,176	$91,073

(a)Represents the settlement amount of the Sprint litigation discussed in Note 17.
NOTE 8.    PROPERTY, PLANT AND EQUIPMENT
Costs incurred in the construction of the Company's cable systems, including line extensions to, and upgrade of, the Company's hybrid fiber/coaxial infrastructure and construction of the parallel fiber-to-the-home ("FTTH") infrastructure, are capitalized. This includes headend facilities and initial placement of the feeder cable to connect a customer that had not been previously connected. These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities (including interest related to FTTH construction). The internal costs that are capitalized consist of salaries and benefits of the Company's employees and the portion of facility costs, including rent, taxes, insurance and utilities that supports the construction activities. These costs are depreciated over the estimated life of the plant (10 to 25 years) and headend facilities (5 to 25 years). Costs of operating the plant and the technical facilities, including repairs and maintenance, are expensed as incurred.

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
Property, plant and equipment (including equipment under finance leases) consist of the following assets, which are depreciated or amortized on a straight-line basis over the estimated useful lives shown below:

	December 31,		Estimated Useful Lives
	2022	2021
Customer premise equipment	$2,134,561	$1,991,746	3 to 5 years
Headends and related equipment	2,493,208	2,327,642	5 to 25 years
Infrastructure	7,711,815	6,606,817	5 to 25 years
Equipment and software	1,434,742	1,362,770	3 to 10 years
Construction in progress (including materials and supplies)	499,598	291,611
Furniture and fixtures	81,518	74,481	5 to 8 years
Transportation equipment	145,413	145,531	5 to 10 years
Buildings and building improvements	550,884	506,363	10 to 40 years
Leasehold improvements	185,645	127,565	Term of lease
Land	48,793	48,793
	15,286,177	13,483,319
Less accumulated depreciation and amortization	(7,785,397)	(7,142,852)
	$7,500,780	$6,340,467
For the years ended December 31, 2022, 2021 and 2020, the Company capitalized certain costs aggregating $138,845, $145,837 and $134,857, respectively, related to the acquisition and development of internal use software, which are included in the table above.
Depreciation expense on property, plant and equipment (including finance leases) for the years ended December 31, 2022, 2021 and 2020 amounted to $1,218,365, $1,145,316 and $1,344,732, respectively.
NOTE 9.    LEASES
The Company's operating leases are comprised primarily of facility leases and finance leases are comprised primarily of vehicle and equipment leases. The Company determines if an arrangement is a lease at inception and lease assets and liabilities are recognized upon commencement of the lease based on the present value of the future minimum lease payments over the lease term. Lease assets and liabilities are not recorded for leases with an initial term of one year or less. The Company generally uses its incremental borrowing rate as the discount rate for leases, unless an interest rate is implicitly stated in the lease. The lease term will include options to extend the lease when it is reasonably certain that the Company will exercise that option.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Balance sheet information related to our leases is presented below:

	Balance Sheet location	December 31,
		2022	2021
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$250,601	$222,124
Right-of-use lease liability, current	Other current liabilities	38,740	38,545
Right-of-use lease liability, long-term	Right-of-use operating lease liability	260,237	237,226

Finance leases:
Right-of-use lease assets	Property, plant and equipment	332,217	272,948
Right-of-use lease liability, current	Current portion of long-term debt	129,657	109,204
Right-of-use lease liability, long-term	Long-term debt	114,938	109,531
The following provides details of the Company's lease expense:

	Years Ended December 31,
	2022	2021
Operating lease expense, net	$58,124	$56,951
Finance lease expense:
Amortization of assets	86,455	56,945
Interest on lease liabilities	11,332	8,966
Total finance lease expense	97,787	65,911
	$155,911	$122,862
Other information related to leases is presented below:

	As of December 31,
	2022	2021
Right-of-use assets acquired in exchange for operating lease obligations	$74,063	$26,008
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from finance leases	11,332	8,966
Operating cash flows from operating leases	65,879	61,443
Weighted Average Remaining Lease Term:
Operating leases	8.1 years	8.4 years
Finance leases	2.0 years	2.2 years
Weighted Average Discount Rate:
Operating leases	5.63%	5.51%
Finance leases	5.49%	4.63%

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

	Finance leases	Operating leases
2023	$139,462	$48,284
2024	89,098	54,435
2025	29,126	46,806
2026	934	43,155
2027	716	40,556
Thereafter	335	144,837
Total future minimum lease payments, undiscounted	259,671	378,073
Less: Imputed interest	(15,076)	(79,096)
Present value of future minimum lease payments	$244,595	$298,977
NOTE 10.    INTANGIBLE ASSETS
The Company's amortizable intangible assets primarily consist of customer relationships acquired pursuant to business combinations and represent the value of the business relationship with those customers.
The following table summarizes information relating to the Company's acquired amortizable intangible assets:

	As of December 31, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,123,586	$(4,484,286)	$1,639,300	$6,113,669	$(4,020,282)	$2,093,387	3 to 18 years
Trade names	1,024,300	(1,018,212)	6,088	1,081,083	(988,563)	92,520	4 to 10 years
Other amortizable intangibles	62,119	(47,176)	14,943	58,398	(42,304)	16,094	1 to 15 years
	$7,210,005	$(5,549,674)	$1,660,331	$7,253,150	$(5,051,149)	$2,202,001
During the third quarter of 2022, the Company reduced the gross carrying amount and accumulated amortization of its fully amortized Suddenlink trademark by approximately $56,783, as the Company had rebranded its entire footprint under the Optimum trademark.
Amortization expense for the years ended December 31, 2022, 2021 and 2020 aggregated $555,308, $641,836, and $738,633, respectively.
The following table sets forth the estimated amortization expense on intangible assets for the periods presented:

Estimated amortization expense
Year Ending December 31, 2023	$394,205
Year Ending December 31, 2024	312,534
Year Ending December 31, 2025	264,000
Year Ending December 31, 2026	218,272
Year Ending December 31, 2027	174,160

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Goodwill and the value of franchises acquired in purchase business combinations which have indefinite useful lives are not amortized. The Company's cable television franchises reflect agreements it has with state and local governments that allow it to construct and operate a cable business within a specified geographic area. The carrying amount of indefinite-lived cable television franchises and goodwill is presented below:

	Indefinite-lived Cable Television Franchises	Goodwill
Balance as of December 31, 2020	$13,068,017	$8,160,566
Indefinite-lived cable television franchises and goodwill recorded in connection with an acquisition (see discussion below)	148,338	45,297
Balance as of December 31, 2021	13,216,355	8,205,863
Goodwill recorded in connection with acquisitions	—	2,910
Balance as of December 31, 2022	$13,216,355	$8,208,773
The Company recorded goodwill of $2,910 related to acquisitions completed during 2022.
In June 2021, Lightpath completed an acquisition for an aggregate net cash purchase price of approximately $28,260, and recorded customer relationships of $2,294, goodwill of $11,800, and property, plant and equipment of $14,649.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 11.    DEBT
The following table provides details of the Company's outstanding debt:

		Interest Rate		December 31, 2022		December 31, 2021
Date Issued	Maturity Date			Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
September 27, 2012	September 15, 2022	5.875%		$—	$—	$649,024	$635,310
May 23, 2014	June 1, 2024	5.250%		750,000	726,343	750,000	711,137
October 18, 2018	April 1, 2028	7.500%		4,118	4,113	4,118	4,113
November 27, 2018	April 1, 2028	7.500%		1,045,882	1,044,752	1,045,882	1,044,582
July 10 and October 7, 2019	January 15, 2030	5.750%		2,250,000	2,279,483	2,250,000	2,282,875
June 16 and August 17. 2020	December 1, 2030	4.625%		2,325,000	2,363,082	2,325,000	2,366,886
May 13, 2021	November 15, 2031	5.000%		500,000	498,375	500,000	498,234
				6,875,000	6,916,148	7,524,024	7,543,137
CSC Holdings Senior Guaranteed Notes:
September 23, 2016	April 15, 2027	5.500%		1,310,000	1,307,091	1,310,000	1,306,508
January 29, 2018	February 1, 2028	5.375%		1,000,000	995,078	1,000,000	994,262
January 24, 2019	February 1, 2029	6.500%		1,750,000	1,747,795	1,750,000	1,747,511
June 16, 2020	December 1, 2030	4.125%		1,100,000	1,096,077	1,100,000	1,095,672
August 17, 2020	February 15, 2031	3.375%		1,000,000	997,258	1,000,000	996,970
May 13, 2021	November 15, 2031	4.500%		1,500,000	1,495,144	1,500,000	1,494,710
				7,660,000	7,638,443	7,660,000	7,635,633
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility		6.682%	(b)(c)	1,575,000	1,570,730	900,000	893,864
Term Loan B	July 17, 2025	6.568%	(g)	1,535,842	1,532,644	2,865,000	2,856,421
Incremental Term Loan B-3	January 15, 2026	6.568%	(g)	527,014	525,883	1,239,938	1,236,394
Incremental Term Loan B-5	April 15, 2027	6.818%		2,917,500	2,902,921	2,947,500	2,929,813
Incremental Term Loan B-6	January 15, 2028	8.823%	(g)	2,001,942	1,955,839	—	—
				8,557,298	8,488,017	7,952,438	7,916,492
Lightpath Senior Notes:
September 29, 2020	September 15, 2028	5.625%		415,000	408,090	415,000	407,104
Lightpath Senior Secured Notes:
September 29, 2020	September 15, 2027	3.875%		450,000	443,046	450,000	441,739
Lightpath Term Loan	November 30, 2027	7.568%		588,000	575,478	594,000	579,119
Lightpath Revolving Credit Facility			(e)	—	—	—	—
				1,453,000	1,426,614	1,459,000	1,427,962
Collateralized indebtedness (see Note 12)				1,759,017	1,746,281	1,759,017	1,706,997
Finance lease obligations (see Note 9)				244,595	244,595	218,735	218,735
Notes payable and supply chain financing (d)				127,635	127,635	97,804	97,804
				26,676,545	26,587,733	26,671,018	26,546,760
Less: current portion of credit facility debt				(71,643)	(71,643)	(78,750)	(78,750)
Less: current portion of senior notes				—	—	(649,024)	(635,310)
Less: current portion of collateralized indebtedness (f)				(1,759,017)	(1,746,281)	—	—
Less: current portion of finance lease obligations				(129,657)	(129,657)	(109,204)	(109,204)
Less: current portion of notes payable and supply chain financing				(127,496)	(127,496)	(94,049)	(94,049)
				(2,087,813)	(2,075,077)	(931,027)	(917,313)
Long-term debt				$24,588,732	$24,512,656	$25,739,991	$25,629,447

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

(a)The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums and with respect to certain notes, a fair value adjustment resulting from the Cequel and Cablevision acquisitions.
(b)At December 31, 2022, $130,994 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $769,006 of the facility was undrawn and available, subject to covenant limitations. See discussion below regarding the Twelfth Amendment to the CSC Revolving Credit Facility for the maturity date.
(c)The revolving credit facility of an aggregate principal amount of $2,475,000 is priced at SOFR plus 2.25%. See discussion of the Twelfth Amendment to the CSC Holdings credit facilities agreement below for the maturity date.
(d)Includes $123,880 related to supply chain financing agreements that is required to be repaid within one year from the date of the respective agreement.
(e)There were no borrowings outstanding under the Lightpath Revolving Credit Facility which provides for commitments in an aggregate principal amount of $100,000. See discussion below.
(f)The indebtedness is collateralized by shares of Comcast common stock. In January 2023, the Company settled this debt by delivering shares of Comcast common stock and the related equity derivative contracts.
(g)Approximately $1,299,158 of the Term Loan B and approximately $700,174 of the Incremental Term Loan B-3 were repaid with proceeds from the Incremental Term Loan B-6 entered into by the Company in December 2022.
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
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($1,535,842 outstanding at December 31, 2022) (the "CSC Term Loan Facility", and the term loans extended under the CSC Term Loan Facility, the "CSC Term Loans") and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($1,575,000 outstanding at December 31, 2022) (the "CSC Revolving Credit Facility" and, together with the CSC Term Loan Facility, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
The Term Loan B is comprised of eurodollar borrowings or alternate base rate borrowings, and bears interest at a rate per annum equal to the adjusted LIBOR or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 1.25% per annum and (ii) with respect to any eurodollar loan, 2.25% per annum. The Company is required to make scheduled quarterly payments equal to 0.25% of the principal amount of the Term Loan B, beginning with the fiscal quarter ended September 30, 2017, with the remaining balance scheduled to be paid on July 17, 2025.
In October 2019, CSC Holdings entered into a $3,000,000 ($2,917,500 outstanding at December 31, 2022), incremental term loan facility ("Incremental Term Loan B-5") under its existing credit facilities agreement, out of which $500,000 was available on a delayed draw basis. The Incremental Term Loan B-5 matures on April 15, 2027 and was issued at par. The Incremental Term Loan B-5 may be comprised of eurodollar borrowings or alternative base rate borrowings, and will bear interest at a rate per annum equal to the Adjusted LIBOR or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 1.50% per annum and (ii) with respect to any eurodollar loan, 2.50% per annum. The Company is required to make scheduled quarterly payments equal to 0.25% (or $7,500) of the principal amount of the Incremental Term Loan B-5, beginning with the fiscal quarter ended June 30, 2020.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

On July 13, 2022, CSC Holdings entered into an amendment (the "Twelfth Amendment") under its existing credit facilities agreement. The Twelfth Amendment provides for, among other things, an extended maturity on the CSC Revolving Credit Facility until the date that is the earlier of (i) July 13, 2027 and (ii) April 17, 2025 if, as of such date, any Term Loan B borrowings are still outstanding, unless the Term Loan B maturity date has been extended to a date falling after July 13, 2027. Interest on borrowings under the Twelfth Amendment are calculated based on the Term Secured Overnight Financing Rate ("SOFR") or alternative base rate borrowings, at a rate per annum equal to the Term SOFR rate (plus a Term SOFR credit adjustment spread of 0.10%) or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 1.25% per annum and (ii) with respect to any Term SOFR loan, 2.25% per annum.
On December 19, 2022, CSC Holdings entered into the thirteenth amendment under its existing credit facilities agreement (the "Thirteenth Amendment" or "Incremental Term Loan B-6"). The Incremental Term Loan B-6 provides for, among other things, new refinancing term loan commitments in an aggregate principal amount of $2,001,942 issued with an original issue discount of 200 basis points, with an extended maturity until the date that is the earlier of (i) January 15, 2028 and (ii) April 15, 2027 if, as of such date, any Incremental Term Loan B-5 borrowings are still outstanding, unless the Incremental Term Loan B-5 maturity date has been extended to a date falling after January 15, 2028. Interest on the Incremental Term Loan B-6 will be calculated at a rate per annum equal to the Term SOFR rate or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 3.50% per annum and (ii) with respect to any Term SOFR loan, 4.50% per annum. The proceeds from the Incremental Term Loan B-6 were used to refinance (including by way of cashless roll) a portion of the Company's Term Loan B and Incremental Term Loan B-3. The Company is required to make scheduled quarterly payments equal to 0.25% (or $5,004) of the principal amount of the Incremental Term Loan B-6, beginning with the fiscal quarter ended June 30, 2023.
During the year ended December 31, 2022, CSC Holdings borrowed $2,315,000 under its revolving credit facility and repaid $1,640,000 of amounts outstanding under the revolving credit facility. A portion of these borrowings were used to redeem at maturity $649,024 aggregate outstanding principal amount of CSC Holdings 5.875% senior notes due September 2022.
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
The CSC Credit Facilities Agreement includes certain negative covenants which, among other things and subject to certain significant exceptions and qualifications, limit CSC Holdings' ability and the ability of its restricted subsidiaries to: (i) incur or guarantee additional indebtedness, (ii) make investments, (iii) create liens, (iv) sell assets and subsidiary stock, (v) pay dividends or make other distributions or repurchase or redeem our capital stock or subordinated debt, (vi) engage in certain transactions with affiliates, (vii) enter into agreements that restrict the payment of dividends by subsidiaries or the repayment of intercompany loans and advances; and (viii) engage in mergers or consolidations. In addition, the CSC Revolving Credit Facility includes a financial maintenance covenant solely for the benefit of the lenders under the CSC Revolving Credit Facility consisting of a maximum consolidated net senior secured leverage ratio of CSC Holdings and its restricted subsidiaries of 5.0 to 1.0. The financial covenant will be tested on the last day of any fiscal quarter, but only if on such day there are outstanding borrowings, as defined, under the CSC Revolving Credit Facility.
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
Issuances of Senior Guaranteed Notes and Senior Notes
In May 2021, CSC Holdings issued $1,500,000 in aggregate principal amount of senior guaranteed notes that bear interest at a rate of 4.500% and mature on November 15, 2031 and $500,000 in aggregate principal amount of senior notes that bear interest at a rate of 5.000% which also mature on November 15, 2031. The net proceeds from the sale of these notes were used to early redeem the $1,498,806 aggregate principal amount of CSC Holdings' 5.500% senior guaranteed notes due May 15, 2026, plus pay accrued interest and the associated premium related to the early redemption of these notes. The remaining proceeds were used for general corporate purposes, including repayment of borrowings under the CSC Holdings revolving credit facility and share repurchases.
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
Lightpath Credit Facility
On September 29, 2020, Lightpath entered into a credit agreement between, inter alios, certain lenders party thereto and Goldman Sachs Bank USA, as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent, (the "Lightpath Credit Agreement") which provides for, among other things, (i) a term loan in an aggregate principal amount of $600,000 (the “Lightpath Term Loan Facility”) at a price of 99.5% of the aggregate principal amount, which was drawn on November 30, 2020, and (ii) revolving loan commitments in an aggregate principal amount of $100,000 (the “Lightpath Revolving Credit Facility"). As of December 31, 2022 and 2021, there were no borrowings outstanding under the Lightpath Revolving Credit Facility. The Company is required to make scheduled quarterly payments equal to 0.25% (or $1,500) of the principal amount of the Lightpath Term Loan Facility, beginning with the fiscal quarter ended March 31, 2021.
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
As of December 31, 2022, CSC Holdings and Lightpath were in compliance with applicable financial covenants under their respective credit facilities and with applicable financial covenants under each respective indenture by which the senior guaranteed notes, senior secured notes and senior notes were issued.
Loss on Extinguishment of Debt and the Write-off of Deferred Financing Costs
The following table provides a summary of the loss on extinguishment of debt and the write-off of deferred financing costs recorded by the Company:

For the Year Ended December 31, 2022
Refinancing of CSC Holdings Term Loan B and Incremental Term Loan B-3	$575

For the Year Ended December 31, 2021
Repayment of CSC Holdings 5.500% Senior Guaranteed Notes due 2026	$51,712

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

For the Year Ended December 31, 2020:
Repayment of CSC Holdings 5.375% Senior Guaranteed Notes due 2023	$26,721
Repayment of CSC Holdings 7.75% Senior Notes due 2025	35,375
Repayment of CSC Holdings 10.875% Senior Notes due 2025	136,249
Repayment of CSC Holdings 6.625% Senior Guaranteed Notes due 2025	52,144
$250,489
Summary of Debt Maturities
The future principal payments under the Company's various debt obligations outstanding as of December 31, 2022, including collateralized indebtedness (see Note 12) and notes payable and supply chain financing, but excluding finance lease obligations (see Note 9), are as follows:

Years Ending December 31,
2023 (a)	$1,958,156
2024	826,788
2025 (b)	3,141,414
2026	567,223
2027	5,141,519
Thereafter (c)	14,796,850

(a)Includes $1,759,017 principal amount related to the Company's collateralized indebtedness. In January 2023, the Company settled this debt by delivering shares of Comcast common stock and the related equity derivative contracts.
(b)Includes $1,575,000 principal amount related to the CSC Holdings' revolving credit facility that is due on the earlier of (i) July 13, 2027 and (ii) April 17, 2025 if, as of such date, any Term Loan B borrowings are still outstanding, unless the Term Loan B maturity date has been extended to a date falling after July 13, 2027.
(c)Includes $2,001,942 principal amount related to the CSC Holdings' Incremental Term Loan B-6 that is due on the earlier of (i) January 15, 2028 and (ii) April 15, 2027 if, as of such date, any Incremental Term Loan B-5 borrowings are still outstanding, unless the Incremental Term Loan B-5 maturity date has been extended to a date falling after January 15, 2028.
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
All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings has provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements). If any one of these contracts was terminated prior to its scheduled maturity date, the Company would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

underlying stock and equity collar, calculated at the termination date. As of December 31, 2022, the Company did not have an early termination shortfall relating to any of these contracts.
The Company monitors the financial institutions that are counterparties to its equity derivative contracts. All of the counterparties to such transactions carry investment grade credit ratings as of December 31, 2022.
In January 2023, the Company settled its outstanding collateralized indebtedness by delivering the Comcast shares it held and the related equity derivative contracts which resulted in the Company receiving net cash of approximately $50,500.
Interest Rate Swap Contracts
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. As of December 31, 2022, the Company did not hold and has not issued derivative instruments for trading or speculative purposes.
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at December 31,
		2022	2021

Asset Derivatives:
Interest rate swap contracts	Derivative contracts	$—	$2,993
Prepaid forward contracts	Derivative contracts	263,873	—
Interest rate swap contracts	Other assets, long-term	185,622	—
		$449,495	$2,993
Liability Derivatives:
Interest rate swap contracts	Other current liabilities	$—	$(3,441)
Prepaid forward contracts	Liabilities under derivative contracts, long-term	—	(161,942)
Interest rate swap contracts	Liabilities under derivative contracts, long-term	—	(114,991)
		$—	$(280,374)
The following table presents certain consolidated statement of operations data related to our derivative contracts and the underlying Comcast common stock:

	Years Ended December 31,
	2022	2021	2020
Gain (loss) on derivative contracts related to change in the value of equity derivative contracts related to Comcast common stock	$425,815	$85,911	$(178,264)
Change in fair value of Comcast common stock included in gain (loss) on investments	(659,792)	(88,917)	319,157
Gain (loss) on interest rate swap contracts, net of a gain of $74,835 recorded in 2020 in connection with the early termination of the swap agreements discussed below	271,788	92,735	(78,606)
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

The following is a summary of interest rate swap contracts outstanding at December 31, 2022:

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
The following table presents the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis and their classification under the fair value hierarchy:

	Fair Value Hierarchy	December 31,
		2022	2021
Assets:
Money market funds	Level I	$141,137	$100,015
Investment securities pledged as collateral	Level I	1,502,145	2,161,937
Prepaid forward contracts	Level II	263,873	—
Interest rate swap contracts	Level II	185,622	2,993
Liabilities:
Prepaid forward contracts	Level II	—	161,942
Interest rate swap contracts	Level II	—	118,432
Contingent consideration related to acquisition	Level III	8,383	—
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
The fair value of the contingent consideration as of December 31, 2022 related to an acquisition in the third quarter of 2022 was determined using a probability assessment of the contingent payment.
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
The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized below:

		December 31, 2022		December 31, 2021
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

Credit facility debt	Level II	$9,063,495	$9,145,298	$8,495,611	$8,546,438
Collateralized indebtedness	Level II	1,746,281	1,731,771	1,706,997	1,741,710
Senior guaranteed and senior secured notes	Level II	8,081,489	6,154,075	8,077,372	8,180,813
Senior notes	Level II	7,324,238	4,531,300	7,950,241	7,883,071
Notes payable and supply chain financing	Level II	127,635	127,608	97,804	97,588
		$26,343,138	$21,690,052	$26,328,025	$26,449,620

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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Income tax expense for the years ended December 31, 2022, 2021 and 2020 consist of the following components:

	Altice USA			CSC Holdings
	Years Ended December 31,			Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Current expense (benefit):
Federal	$133,329	$168,397	$—	$133,329	$179,032	$(55,044)
State	81,076	56,211	65,804	88,068	56,211	82,238
Foreign	128	(3)	—	128	(3)	—
	214,533	224,605	65,804	221,525	235,240	27,194
Deferred expense (benefit):
Federal	(43,797)	70,989	113,871	(43,797)	70,989	156,338
State	80,356	(30,108)	(38,359)	69,676	(38,608)	(55,121)
Foreign	(174)	(180)	—	(174)	(180)	—
	36,385	40,701	75,512	25,705	32,201	101,217
	250,918	265,306	141,316	247,230	267,441	128,411
Tax expense (benefit) relating to uncertain tax positions	44,922	29,669	(1,568)	44,922	29,669	(1,568)
Income tax expense	$295,840	$294,975	$139,748	$292,152	$297,110	$126,843
The income tax expense attributable to operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Altice USA			CSC Holdings
	Years Ended December 31,			Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Federal tax expense at statutory rate	$108,513	$274,240	$122,478	$108,513	$274,240	$122,363
State income taxes, net of federal impact	26,527	21,492	59,383	28,768	13,973	58,802
Changes in the valuation allowance	20,176	13,573	10,333	15,494	12,793	10,598
Change in New York state rate to measure deferred taxes, net of federal impact	112,117	—	—	112,117	—	—
Other changes in the state rates used to measure deferred taxes, net of federal impact	(9,603)	(6,924)	(46,768)	(10,849)	(7,125)	(46,768)
Tax expense (benefit) relating to uncertain tax positions	36,281	24,580	(1,568)	36,281	24,580	(1,568)
Tax credits	(3,544)	(2,500)	(17,205)	(3,544)	(2,500)	(17,205)
Excess tax deficiencies (benefits) related to share-based compensation including non-deductible carried unit plans	10,321	(2,602)	(116)	10,321	(2,602)	(116)
Non-deductible officers compensation	4,916	7,201	6,715	4,916	7,201	6,715
Foreign losses of disregarded entities	(6,352)	—	—	(6,352)	—	—
Other permanent differences	—	(35,256)	—	—	(35,256)	—
Other non-deductible expenses (benefits)	1,588	1,483	1,340	1,588	1,483	(886)
Other, net	(5,100)	(312)	5,156	(5,101)	10,323	(5,092)
Income tax expense	$295,840	$294,975	$139,748	$292,152	$297,110	$126,843
In December 2022, the New York State Division of Tax Appeals, via an Administrative Law Judge determination, published a decision in Charter Communications, Inc. versus New York State, which concluded that each corporation in a combined reporting group would have to separately qualify as a qualified emerging technology company (“QETC”) to use the preferential QETC tax rate. As the Company had been historically using the QETC rate at the

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

combined reporting group level, it recorded a cumulative income tax expense of $157,300 that included both a revaluation of state deferred taxes and an increase to the Company's uncertain tax positions reserve for tax years 2017 through 2022 based on this published decision.
In 2021, due to internal restructuring of i24NEWS and a permanent reduction in tax relating to the Opportunity Zones commitment (see note below), a permanent tax benefit of $35,256 was recognized. In 2020, the Company recorded a $17,205 benefit resulting from research and development tax credits for the years 2016 through 2019.
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
The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance are as follows:

	Altice USA		CSC Holdings
	December 31,		December 31,
	2022	2021	2022	2021
Noncurrent
NOLs, capital loss, and tax credit carry forwards (a)	$117,995	$171,705	$86,547	$134,259
Compensation and benefit plans	97,115	63,870	97,115	63,870
Restructuring liability	2,079	2,208	2,079	2,208
Other liabilities	48,433	40,946	48,433	40,946
Research and experimental expenditures	22,292	—	22,292	—
Liabilities under derivative contracts	315,861	475,970	315,861	475,970
Interest deferred for tax purposes	272,842	63,402	272,842	63,402
Operating lease liability	71,232	65,538	71,232	65,538
Deferred tax assets	947,849	883,639	916,401	846,193
Less: Valuation allowance	(73,560)	(53,384)	(50,745)	(35,251)
Net deferred tax assets, noncurrent	874,289	830,255	865,656	810,942

Deferred tax liabilities:
Fixed assets and intangibles	(5,185,319)	(4,955,405)	(5,185,319)	(4,955,405)
Operating lease asset	(58,360)	(51,494)	(58,360)	(51,494)
Investments	(393,700)	(559,919)	(393,700)	(559,919)
Partnership investments	(155,434)	(143,908)	(155,434)	(143,908)
Prepaid expenses	(11,477)	(13,042)	(11,477)	(13,042)
Fair value adjustments related to debt and deferred financing costs	(5,698)	(11,985)	(5,698)	(11,985)
Opportunity Zone tax deferral	(145,608)	(142,631)	(145,608)	(142,631)
Deferred tax liability, noncurrent	(5,955,596)	(5,878,384)	(5,955,596)	(5,878,384)
Total net deferred tax liabilities	$(5,081,307)	$(5,048,129)	$(5,089,940)	$(5,067,442)

(a)Includes deferred tax assets of $354 as of December 31, 2022 that relate to the net operating losses of foreign subsidiaries which are presented under Other assets on the consolidated balance sheets.
Under the Tax Cuts & Jobs Act (“TCJA”) enacted in December 2017, research and experimental expenditures are required to be capitalized and amortized for the tax years beginning after December 31, 2021. As a result, the Company has capitalized (net of amortization) $22,292 in 2022.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

As a result of the Company selling its 1% interest in Newsday LLC, as well as internal restructuring of i24NEWS in 2021, capital losses of $235,316 and $104,171, respectively, were recognized for tax purposes. In the fourth quarter of 2022, the Company carried back the net capital loss against the taxable capital gain generated in connection with the 49.99% sale of Lightpath in 2020. In addition, the Company received $48,645 in 2021 relating to a refund request for prior year AMT credits, including $12,161 claimed in 2020 due to the CARES Act acceleration of credits.
Deferred tax assets have resulted primarily from the Company's future deductible temporary differences and NOLs. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, management takes into account various factors, including the expected level of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences. If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company's consolidated statements of operations. Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. Due to the significant deferred tax liabilities associated with our fixed assets and intangibles, primarily due to the change in the 2017 TCJA, allowing 100% bonus depreciation on most fixed assets, as well as the continued taxable income adjustments associated with the deferred tax liabilities established under purchase accounting pursuant to the Cablevision and Cequel acquisitions in 2016, the future taxable income that will result from the reversal of existing taxable temporary differences for which deferred tax liabilities are recognized is sufficient to conclude it is more likely than not that the Company will realize all of its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded which relate to certain state NOLs and the foreign NOLs in i24NEWS.
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
The following is the activity relating to the Company's liability for uncertain tax positions:

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of year	$25,296	$1,301	$2,093
Increases (decreases) from prior period positions	871	(637)	(792)
Increases from current period positions	44,426	24,632	—
Balance at end of year	$70,593	$25,296	$1,301
Interest and penalties related to unrecognized tax benefits (“UTBs”) are included in our provision for income taxes. We recognized a net expense (benefit) for interest and penalties of $9,683, $6,159, and $(1,301) during the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022 and 2021, accrued interest and penalties associated with UTBs were $16,789 and $7,106, respectively. The increase in interest and penalties for the year ended December 31, 2022 was primarily due to the addition of the QETC tax rate position (see note above). We are not expecting a material change in the reserve due to expiring statutes, audit activity, or tax payments in the next twelve months. If we were to prevail on all uncertain positions, the net effect would result in an income tax benefit of $56,398.
The most significant jurisdictions in which the Company is required to file income tax returns include the states of New York, New Jersey, Connecticut, and the City of New York. The State and City of New York are presently auditing income tax returns for tax years 2012 through 2018 and 2015 through 2019, respectively. The State of New Jersey is presently auditing income tax returns for tax years 2014 through 2017, and for tax years 2019 and 2020. Management does not believe that the resolution of these ongoing income tax examinations will have a material adverse impact on the financial position of the Company.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 15.    SHARE-BASED COMPENSATION
The following table presents share-based compensation expense and unrecognized compensation cost:

	Share-Based Compensation			Unrecognized Compensation Cost as of December 31, 2022

	2022	2021	2020
Awards issued pursuant to 2017 LTIP:
Stock Option Awards	$86,307	$87,697	$98,380	$75,493
Performance Stock Units	10,220	8,675	14,395	28,603
Restricted Share Units	63,458	1,120	2,276	60,927
Carry Unit Awards	—	804	10,036	—
	$159,985	$98,296	$125,087	$165,023
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
In November 2018, the Board and the Company's stockholders holding a majority of the voting power of its capital stock approved an amendment to the 2017 LTIP, which increased the maximum aggregate number of shares that may be issued for all purposes under the Plan to 19,879,291. In June 2020, stockholders of the Company approved an increase to the number of shares authorized for issuance under the 2017 LTIP by 35,000,000 shares to 54,879,291 and approved the extension of the term to June 10, 2030. In June 2022, stockholders of the Company approved an increase to the number of shares authorized for issuance under the 2017 LTIP, as amended, by 35,000,000 shares to 89,879,291 shares. The Board has the authority to amend, suspend, or terminate the 2017 LTIP. No amendment, suspension or termination will be effective without the approval of the Company's stockholders if such approval is required under applicable laws, rules and regulations.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes activity related to stock options granted to Company employees:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
	Time Vesting			Aggregate Intrinsic Value (a)
Balance at December 31, 2019	14,083,741	$19.12	8.74	$112,915
Granted	26,569,892	28.41
Exercised	(824,227)	17.46
Forfeited	(2,767,260)	23.05
Balance at December 31, 2020	37,062,146	25.52	8.69	457,608
Granted	18,192,257	16.87
Exercised	(1,368,156)	17.47
Forfeited and Cancelled	(2,887,431)	28.02
Balance at December 31, 2021	50,998,816	22.51	8.29	6,801
Granted	7,888,472	9.30
Forfeited and Cancelled	(7,811,613)	23.84
Balance at December 31, 2022	51,075,675	$20.27	7.73	$184
Options exercisable at December 31, 2022	29,446,269	$23.26	6.81	$—

(a)The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of Altice USA's Class A common stock at the respective date.
As of December 31, 2022, the total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately 2.24 years.
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
The weighted-average fair values of stock option awards granted during the years ended December 31, 2022, 2021 and 2020 were $3.76, $6.42 and $7.82, respectively. The following weighted-average assumptions were used to calculate these fair values:

	Years Ended December 31,
	2022	2021	2020
Risk-free interest rate	3.42%	1.36%	1.43%
Expected life (in years)	6.24	6.02	6.38
Dividend yield	—%	—%	—%
Volatility	41.79%	35.80%	28.53%
In January 2023, the Company commenced a stock option exchange program (the “Exchange Offer”) to cancel certain stock options granted with a per share exercise price greater than $6.00, held by certain eligible individuals who are current employees of the Company in exchange for restricted stock units (“RSU”) and deferred cash-denominated awards (“DCA”) at the exchange ratio of one RSU and $10 of DCAs for every seven eligible options in the Exchange Offer. Based on the terms of the Exchange Offer, if all eligible options are exchanged, (i) options to purchase 28,943,193 shares of our Class A common stock will be surrendered and cancelled; and (ii) 4,134,306 restricted stock units and $41,349 of deferred cash-denominated awards will be granted. The exchange of eligible options for RSUs will be accounted for as a modification of stock-based compensation awards. Accordingly, the

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Company expects to recognize the unamortized compensation cost of the surrendered eligible options, as well as any incremental compensation cost of the replacement awards granted in the Exchange Offer.
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
The following table summarizes activity related to PSUs granted to Company employees:

Number of Units
Balance at December 31, 2019	—
Granted	7,639,628
Forfeited	(324,268)
Balance at December 31, 2020	7,315,360
Granted	160,647
Forfeited	(1,114,113)
Balance at December 31, 2021	6,361,894
Forfeited	(1,182,535)
Balance at December 31, 2022	5,179,359
The PSUs have a weighted average grant date fair value of $10.65 per unit. The total unrecognized compensation cost related to outstanding PSUs is expected to be recognized over a weighted-average period of approximately 3.1 years.
Restricted Share Units
In June 2019, the Company granted RSUs to certain employees pursuant to the 2017 LTIP. The majority of these awards vest over 4 years, where 50% vest on the second anniversary, 25% on the third anniversary and 25% on the fourth anniversary of the date of grant. The remaining awards vest monthly over a four year period. The grant date fair value of these awards aggregated $27,013.
In December 2021, the Company granted 6,621,639 RSUs to certain employees pursuant to the 2017 LTIP with an aggregate fair value of $107,469 ($16.23 per share) which are being expensed over the vesting period. Most of these awards vest over three years in 33-1/3% annual increments.
The following table summarizes activity related to RSUs granted to Company employees in 2021:

Number of Units
Balance at December 31, 2020	—
Granted	6,621,639
Forfeited	(3,802)
Balance at December 31, 2021	6,617,837
Granted	3,597,775
Vested	(2,141,449)
Forfeited	(578,775)
Balance at December 31, 2022	7,495,388
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
As of December 31, 2022, 498,225 Class A-1 management incentive units and 221,987 Class A-2 management incentive units ("Award Units") granted to certain employees of Lightpath were outstanding. Vested units will be redeemed upon a partial exit, a change in control or the completion of an initial public offering, as defined in the Holdings LLC agreement. The grant date fair value of the Award Units granted and outstanding aggregated $32,289 and will be expensed in the period in which a partial exit or a liquidity event is consummated.
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
The following table summarizes the revenue and expenses related to services provided to or received from affiliates and related parties:

	Years Ended December 31,
	2022	2021	2020
Revenue	$2,368	$13,238	$14,729
Operating expenses:
Programming and other direct costs	$(14,321)	$(17,167)	$(13,346)
Other operating expenses, net	(12,210)	(11,989)	(11,869)
Operating expenses, net	(26,531)	(29,156)	(25,215)
Other credits	48	—	—
Net charges	$(24,115)	$(15,918)	$(10,486)
Capital Expenditures	$91,382	$54,163	$17,216
Revenue
The Company recognized revenue primarily from the sale of advertising to a subsidiary of Altice Europe and in 2021 also recognized revenue from a foundation controlled by Mr. Drahi.
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
Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	December 31,
	2022	2021
Due from:
Altice Europe	$529	$241
Other affiliates and related parties	43	3,535
	$572	$3,776
Due to:
Altice Europe	$19,211	$30,604
Other affiliates and related parties	1,646	1,206
	$20,857	$31,810
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
CSC Holdings
CSC Holdings made cash equity distribution payments to and received cash contributions from its parent. CSC Holdings also recorded net non-cash equity contributions (distributions) which represent the non-cash settlement of intercompany balances with Altice USA. Non-cash equity contributions (distributions) include the settlement of amounts due to/due from Altice USA pursuant to a tax sharing agreement between the entities. See summary below:

	Years Ended December 31,
	2022	2021	2020
Cash distribution payments to Altice USA, net	$(170)	$(763,435)	$(4,794,408)
Non-cash equity contributions from (distributions to) Altice USA, net	7,015	(19,500)	178,720
NOTE 17.    COMMITMENTS AND CONTINGENCIES
Commitments
Future cash payments and commitments required under arrangements pursuant to contracts entered into by the Company in the normal course of business as of December 31, 2022 are as follows:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years
Off balance sheet arrangements:
Purchase obligations (a)	$7,892,430	$2,976,753	$4,067,055	$840,486	$8,136
Guarantees (b)	75,318	62,703	12,615	—	—
Letters of credit (c)	130,994	1,513	720	—	128,761
Total	$8,098,742	$3,040,969	$4,080,390	$840,486	$136,897

(a)Purchase obligations primarily include contractual commitments with various programming vendors to provide video services to customers and minimum purchase obligations to purchase goods or services, including contracts to acquire handsets and other equipment. Future fees payable under contracts with programming vendors are based on numerous factors, including the number of customers receiving the programming. Amounts reflected above related to programming agreements are based on the number of customers receiving the programming as of December 31, 2022 multiplied by the per customer rates or the stated annual fee, as applicable, contained in the executed agreements in effect as of December 31, 2022.

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
The table above does not include obligations for rent related to utility poles used in our operations. The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire. Rent expense incurred for pole rental attachments for the years ended December 31, 2022, 2021 and 2020 was $40,277, $37,545, and $36,364, respectively.
Legal Matters
On November 6, 2018, Sprint Communications Company L.P ("Sprint") filed a complaint in the U.S. District Court for the District of Delaware alleging that the Company infringes Sprint’s patents purportedly by providing Voice over Internet Protocol ("VoIP") services. The lawsuit is part of a pattern of litigation that was initiated as far back as 2005 by Sprint against numerous broadband and telecommunications providers, which has resulted in judgments and settlements of significant value for Sprint. Sprint and the Company have reached a settlement of the foregoing suit for $112,500. The Company paid $65,000 to T-Mobile, the successor-in-interest to Sprint as of December 31, 2022, and the balance of $47,500 is payable on or before June 30, 2024. The Company is evaluating indemnity claims against certain suppliers in connection with this matter.
On December 14, 2022, BMG Rights Management (US) LLC, UMG Recordings, Inc., Capitol Records, LLC, Concord Music Group, Inc., and Concord Bicycle Assets, LLC (collectively, “BMG” or “Plaintiffs”) filed a complaint in the U.S. District Court for the Eastern District of Texas, alleging that certain of the Company’s Internet subscribers directly infringed over 7,700 of Plaintiffs’ copyrighted works. Plaintiffs seek to hold the Company liable for claims of contributory infringement of copyright and vicarious copyright infringement. The Company intends to vigorously defend these claims.
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