Form 10-Q
period 2023-03-31
Altice USA, Inc.
filed 2023-05-03
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	NYSE

Number of shares of common stock outstanding as of April 28, 2023	454,684,612

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
We operate in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, technological, political and social conditions. Various factors could adversely affect our operations, business or financial results in the future and cause our actual results to differ materially from those contained in the forward-looking statements. In addition, important factors that could cause our actual results to differ materially from those in our forward-looking statements include:
•competition for broadband, video and telephony customers from existing competitors (such as broadband communications companies, direct broadcast satellite providers, wireless data and telephony providers, and Internet-based providers) and new fiber-based competitors entering our footprint;
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
•our ability to complete our capital investment plans on time and on budget, including our plan to build a parallel fiber-to-the-home ("FTTH") network;
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
•the outcome of litigation, government investigations and other proceedings; and
•other risks and uncertainties inherent in our cable and broadband communications businesses and our other businesses, including those listed under the caption "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 22, 2023 (the "Annual Report").
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

Item 1.     Financial Statements

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$220,447	$305,484
Restricted cash	270	267
Accounts receivable, trade (less allowance for doubtful accounts of $23,292 and $20,767, respectively)	319,369	365,992
Prepaid expenses and other current assets ($421 and $572 due from affiliates, respectively)	179,497	130,684
Derivative contracts	—	263,873
Investment securities pledged as collateral	—	1,502,145
Total current assets	719,583	2,568,445
Property, plant and equipment, net of accumulated depreciation of $7,935,109 and $7,785,397, respectively	7,790,547	7,500,780
Right-of-use operating lease assets	273,827	250,601
Other assets	223,251	259,681
Amortizable intangibles, net of accumulated amortization of $5,655,369 and $5,549,674, respectively	1,554,443	1,660,331
Indefinite-lived cable television franchises	13,216,355	13,216,355
Goodwill	8,208,773	8,208,773
Total assets	$31,986,779	$33,664,966
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$1,081,946	$1,213,806
Interest payable	236,083	252,351
Accrued employee related costs	117,925	139,328
Deferred revenue	96,299	80,559
Debt	373,174	2,075,077
Other current liabilities ($30,790 and $20,857 due to affiliates, respectively)	341,433	278,580
Total current liabilities	2,246,860	4,039,701
Other liabilities	290,137	274,623
Deferred tax liability	5,024,949	5,081,661
Right-of-use operating lease liability	281,067	260,237
Long-term debt, net of current maturities	24,624,437	24,512,656
Total liabilities	32,467,450	34,168,878
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	22,193	—
Stockholders' Deficiency:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 270,358,878 shares issued and 270,340,053 shares outstanding as of March 31, 2023 and 271,851,984 shares issued and 271,833,063 shares outstanding as of December 31, 2022	2,704	2,719
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 184,328,571 shares outstanding as of March 31, 2023 and 184,329,229 shares outstanding as of December 31, 2022	1,843	1,843
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	159,750	182,701
Accumulated deficit	(628,408)	(654,273)
	(464,111)	(467,010)
Treasury stock, at cost (18,825 and 18,921 Class A common shares, respectively)	—	—
Accumulated other comprehensive loss	(7,328)	(8,201)
Total Altice USA stockholders' deficiency	(471,439)	(475,211)
Noncontrolling interests	(31,425)	(28,701)
Total stockholders' deficiency	(502,864)	(503,912)
Total liabilities and stockholders' deficiency	$31,986,779	$33,664,966
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue (including revenue from affiliates of $78 and $638, respectively) (See Note 13)	$2,293,978	$2,421,897
Operating expenses:
Programming and other direct costs (including charges from affiliates of $2,642 and $4,618, respectively) (See Note 13)	771,719	828,793
Other operating expenses (including charges from affiliates of $4,676 and $3,095, respectively) (See Note 13)	651,245	641,906
Restructuring expense and other operating items	29,672	3,378
Depreciation and amortization (including impairments)	416,212	435,349
	1,868,848	1,909,426
Operating income	425,130	512,471
Other income (expense):
Interest expense, net	(389,278)	(303,362)
Gain (loss) on investments, net	192,010	(150,773)
Gain (loss) on derivative contracts, net	(166,489)	101,074
Gain (loss) on interest rate swap contracts, net	(14,429)	123,147
Gain on extinguishment of debt and write-off of deferred financing costs	4,393	—
Other income, net	10,205	2,430
	(363,588)	(227,484)
Income before income taxes	61,542	284,987
Income tax expense	(30,372)	(82,846)
Net income	31,170	202,141
Net income attributable to noncontrolling interests	(5,305)	(5,590)
Net income attributable to Altice USA, Inc. stockholders	$25,865	$196,551
Income per share:
Basic income per share	$0.06	$0.43
Basic weighted average common shares (in thousands)	454,686	453,229
Diluted income per share	$0.06	$0.43
Diluted weighted average common shares (in thousands)	455,594	453,229
Cash dividends declared per common share	$—	$—

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$31,170	$202,141
Other comprehensive income (loss):
Defined benefit pension plans	1,454	2,504
Applicable income taxes	(393)	(661)
Defined benefit pension plans, net of income taxes	1,061	1,843
Foreign currency translation adjustment	(190)	(170)
Other comprehensive income	871	1,673
Comprehensive income	32,041	203,814
Comprehensive income attributable to noncontrolling interests	(5,305)	(5,590)
Comprehensive income attributable to Altice USA, Inc. stockholders	$26,736	$198,224

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Altice USA Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2023	$2,719	$1,843	$182,701	$(654,273)	$—	$(8,201)	$(475,211)	$(28,701)	$(503,912)
Net income attributable to stockholders	—	—	—	25,865	—	—	25,865	—	25,865
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	5,305	5,305
Pension liability adjustments, net of income taxes	—	—	—	—	—	1,061	1,061	—	1,061
Foreign currency translation adjustment	—	—	—	—	—	(188)	(188)	(2)	(190)
Share-based compensation expense (benefit)- equity classified	—	—	(8,718)	—	—	—	(8,718)	—	(8,718)
Change in noncontrolling interest	—	—	(14,166)	—	—	—	(14,166)	(8,027)	(22,193)
Other, net	(15)		(67)	—	—	—	(82)	—	(82)
Balance at March 31, 2023	$2,704	$1,843	$159,750	$(628,408)	$—	$(7,328)	$(471,439)	$(31,425)	$(502,864)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Altice USA Stockholders'Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2022	$2,703	$1,843	$18,005	$(848,836)	$—	$6,497	$(819,788)	$(51,114)	$(870,902)
Net income attributable to stockholders	—	—	—	196,551	—	—	196,551	—	196,551
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	5,590	5,590
Pension liability adjustments, net of income taxes	—	—	—	—	—	1,843	1,843	—	1,843
Foreign currency translation adjustment	—	—	—	—	—	(170)	(170)	—	(170)
Share-based compensation expense (equity classified)	—	—	40,512	—	—	—	40,512	—	40,512
Issuance of common shares pursuant to employee long term incentive plan	—	—	10	—	—	—	10	—	10
Balance at March 31, 2022	$2,703	$1,843	$58,527	$(652,285)	$—	$8,170	$(581,042)	$(45,524)	$(626,566)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$31,170	$202,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	416,212	435,349
Loss (gain) on investments	(192,010)	150,773
Loss (gain) on derivative contracts, net	166,489	(101,074)
Gain on extinguishment of debt and write-off of deferred financing costs	(4,393)	—
Amortization of deferred financing costs and discounts (premiums) on indebtedness	10,719	20,342
Share-based compensation	(2,623)	40,532
Deferred income taxes	(57,248)	(16,149)
Decrease in right-of-use assets	11,324	10,955
Provision for doubtful accounts	20,259	14,737
Other	316	(287)
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	26,364	9,112
Prepaid expenses and other assets	(45,931)	(19,462)
Amounts due from and due to affiliates	10,084	(8,992)
Accounts payable and accrued liabilities	(20,577)	(13,477)
Deferred revenue	13,833	14,613
Interest rate swap contracts	32,858	(138,894)
Net cash provided by operating activities	416,846	600,219
Cash flows from investing activities:
Capital expenditures	(582,897)	(392,371)
Other, net	(198)	888
Net cash used in investing activities	(583,095)	(391,483)
Cash flows from financing activities:
Proceeds from long-term debt	350,000	150,000
Repayment of debt	(268,936)	(329,688)
Proceeds from derivative contracts in connection with the settlement of collateralized debt	38,902	—
Principal payments on finance lease obligations	(37,861)	(28,941)
Other, net	(700)	—
Net cash provided by (used in) financing activities	81,405	(208,629)
Net increase (decrease) in cash and cash equivalents	(84,844)	107
Effect of exchange rate changes on cash and cash equivalents	(190)	(170)
Net decrease in cash and cash equivalents	(85,034)	(63)
Cash, cash equivalents and restricted cash at beginning of year	305,751	195,975
Cash, cash equivalents and restricted cash at end of period	$220,717	$195,912
See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$220,440	$305,477
Restricted cash	270	267
Accounts receivable, trade (less allowance for doubtful accounts of $23,292 and $20,767, respectively)	319,369	365,992
Prepaid expenses and other current assets ($421 and $572 due from affiliates, respectively)	179,497	130,684
Derivative contracts	—	263,873
Investment securities pledged as collateral	—	1,502,145
Total current assets	719,576	2,568,438
Property, plant and equipment, net of accumulated depreciation of $7,935,109 and $7,785,397, respectively	7,790,547	7,500,780
Right-of-use operating lease assets	273,827	250,601
Other assets	223,251	259,681
Amortizable intangibles, net of accumulated amortization of $5,655,369 and $5,549,674, respectively	1,554,443	1,660,331
Indefinite-lived cable television franchises	13,216,355	13,216,355
Goodwill	8,208,773	8,208,773
Total assets	$31,986,772	$33,664,959

LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$1,081,946	$1,213,806
Interest payable	236,083	252,351
Accrued employee related costs	117,925	139,328
Deferred revenue	96,299	80,559
Debt	373,174	2,075,077
Other current liabilities ($30,790 and $20,857 due to affiliates, respectively)	341,434	278,580
Total current liabilities	2,246,861	4,039,701
Other liabilities	290,137	274,623
Deferred tax liability	5,033,581	5,090,294
Right-of-use operating lease liability	281,067	260,237
Long-term debt, net of current maturities	24,624,437	24,512,656
Total liabilities	32,476,083	34,177,511
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	22,193	—

Member's deficiency (100 membership units issued and outstanding)	(472,751)	(475,650)
Accumulated other comprehensive loss	(7,328)	(8,201)
Total member's deficiency	(480,079)	(483,851)
Noncontrolling interests	(31,425)	(28,701)
Total deficiency	(511,504)	(512,552)
Total liabilities and member's deficiency	$31,986,772	$33,664,959

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue (including revenue from affiliates of $78 and $638, respectively) (See Note 13)	$2,293,978	$2,421,897
Operating expenses:
Programming and other direct costs (including charges from affiliates of $2,642 and $4,618, respectively) (See Note 13)	771,719	828,793
Other operating expenses (including charges from affiliates of $4,676 and $3,095, respectively) (See Note 13)	651,245	641,906
Restructuring expense and other operating items	29,672	3,378
Depreciation and amortization (including impairments)	416,212	435,349
	1,868,848	1,909,426
Operating income	425,130	512,471
Other income (expense):
Interest expense, net	(389,278)	(303,362)
Gain (loss) on investments, net	192,010	(150,773)
Gain (loss) on derivative contracts, net	(166,489)	101,074
Gain (loss) on interest rate swap contracts, net	(14,429)	123,147
Gain on extinguishment of debt and write-off of deferred financing costs	4,393	—
Other income, net	10,205	2,430
	(363,588)	(227,484)
Income before income taxes	61,542	284,987
Income tax expense	(30,372)	(82,846)
Net income	31,170	202,141
Net income attributable to noncontrolling interests	(5,305)	(5,590)
Net income attributable to CSC Holdings, LLC sole member	$25,865	$196,551

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$31,170	$202,141
Other comprehensive income (loss):
Defined benefit pension plans	1,454	2,504
Applicable income taxes	(393)	(661)
Defined benefit pension plans, net of income taxes	1,061	1,843
Foreign currency translation adjustment	(190)	(170)
Other comprehensive income	871	1,673
Comprehensive income	32,041	203,814
Comprehensive income attributable to noncontrolling interests	(5,305)	(5,590)
Comprehensive income attributable to CSC Holdings, LLC's sole member	$26,736	$198,224

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S DEFICIENCY
(In thousands)
(Unaudited)

	Member's Deficiency	Accumulated Other Comprehensive Income (Loss)	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2023	$(475,650)	$(8,201)	$(483,851)	$(28,701)	$(512,552)
Net income attributable to CSC Holdings' sole member	25,865	—	25,865	—	25,865
Net income attributable to noncontrolling interests	—	—	—	5,305	5,305
Pension liability adjustments, net of income taxes	—	1,061	1,061	—	1,061
Foreign currency translation adjustment	—	(188)	(188)	(2)	(190)
Share-based compensation expense (benefit)- equity classified	(8,718)	—	(8,718)	—	(8,718)
Change in noncontrolling interest	(14,166)	—	(14,166)	(8,027)	(22,193)
Other, net	(82)	—	(82)	—	(82)
Balance at March 31, 2023	$(472,751)	$(7,328)	$(480,079)	$(31,425)	$(511,504)

	Member's Deficiency	Accumulated Other Comprehensive Income	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2022	$(848,156)	$6,497	$(841,659)	$(51,114)	$(892,773)
Net income attributable to CSC Holdings' sole member	196,551	—	196,551	—	196,551
Net income attributable to noncontrolling interests	—	—	—	5,590	5,590
Pension liability adjustments, net of income taxes	—	1,843	1,843	—	1,843
Foreign currency translation adjustment	—	(170)	(170)	—	(170)
Share-based compensation expense (equity classified)	40,512	—	40,512	—	40,512
Non-cash contribution from parent	11	—	11	—	11
Balance at March 31, 2022	$(611,082)	$8,170	$(602,912)	$(45,524)	$(648,436)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$31,170	$202,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	416,212	435,349
Loss (gain) on investments	(192,010)	150,773
Loss (gain) on derivative contracts, net	166,489	(101,074)
Gain on extinguishment of debt and write-off of deferred financing costs	(4,393)	—
Amortization of deferred financing costs and discounts (premiums) on indebtedness	10,719	20,342
Share-based compensation	(2,623)	40,532
Deferred income taxes	(57,248)	(16,149)
Decrease in right-of-use assets	11,324	10,955
Provision for doubtful accounts	20,259	14,737
Other	316	(287)
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	26,364	9,112
Prepaid expenses and other assets	(45,931)	(18,703)
Amounts due from and due to affiliates	10,084	(8,992)
Accounts payable and accrued liabilities	(20,577)	(13,477)
Deferred revenue	13,833	14,613
Interest rate swap contracts	32,858	(138,894)
Net cash provided by operating activities	416,846	600,978
Cash flows from investing activities:
Capital expenditures	(582,897)	(392,371)
Other, net	(198)	888
Net cash used in investing activities	(583,095)	(391,483)
Cash flows from financing activities:
Proceeds from long-term debt	350,000	150,000
Repayment of debt	(268,936)	(329,688)
Proceeds from derivative contracts in connection with the settlement of collateralized debt	38,902	—
Principal payments on finance lease obligations	(37,861)	(28,941)
Other, net	(700)	—
Net cash provided by (used in) financing activities	81,405	(208,629)
Net increase (decrease) in cash and cash equivalents	(84,844)	866
Effect of exchange rate changes on cash and cash equivalents	(190)	(170)
Net increase (decrease) in cash and cash equivalents	(85,034)	696
Cash, cash equivalents and restricted cash at beginning of year	305,744	193,418
Cash, cash equivalents and restricted cash at end of period	$220,710	$194,114
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
Altice USA, through CSC Holdings, LLC and its consolidated subsidiaries ("CSC Holdings," and collectively with Altice USA, the "Company"), principally provides broadband communications and video services in the United States. It markets its residential services under the Optimum brand and provides enterprise services under the brands Lightpath and Optimum Business. It delivers broadband, video, telephony services, proprietary content and advertising services to residential and business customers. In addition, the Company offers a full-service mobile offering to consumers across its footprint. As these brands are managed on a consolidated basis, the Company classifies its operations in one segment.
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
The combined notes to the consolidated financial statements relate to the Company, which, except as noted, are essentially identical for Altice USA and CSC Holdings. All significant intercompany transactions and balances between Altice USA or CSC Holdings and their respective consolidated subsidiaries are eliminated in both sets of consolidated financial statements. Intercompany transactions between Altice USA and CSC Holdings are not eliminated in the CSC Holdings consolidated financial statements, but they are eliminated in the Altice USA consolidated financial statements.
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
The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
The financial statements presented in this report are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.
The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2023.
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
Accounting Standards Adopted in 2023
ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, to enhance transparency about an entity’s use of supplier finance programs. ASU 2022-04 requires the buyer in a supplier finance program to disclose (a) information about the key terms of the program, (b) the amount outstanding that remains unpaid by the buyer as of the end of the period, (c) a rollforward of such amounts during each annual period, and (d) a description of where in the financial statements outstanding amounts are being presented. The Company adopted ASU 2022-04 on January 1, 2023. See Note 8 for further information.
NOTE 4.    REVENUE
The following table presents the composition of revenue:

	Three Months Ended March 31,
	2023	2022
Residential:
Broadband	$957,045	$985,517
Video	770,601	841,887
Telephony	77,681	85,234
Business services and wholesale	363,536	367,522
News and advertising	98,737	114,675
Mobile	23,601	24,035
Other	2,777	3,027
Total revenue	$2,293,978	$2,421,897
The Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers. In instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three months ended March 31, 2023 and 2022, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $56,455 and $59,088, respectively.
Customer Contract Costs
Deferred enterprise sales commission costs are included in other current and noncurrent assets in the consolidated balance sheets and totaled $17,170 and $17,511 as of March 31, 2023 and December 31, 2022, respectively.
A significant portion of our revenue is derived from residential and small and medium-sized business ("SMB") customer contracts which are month-to-month. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of the future revenue to be recognized from our existing customer base. Contracts with enterprise customers generally range from three years to five years, and services may only be terminated in accordance with the contractual terms.
Concentration of Credit Risk
The Company did not have a single customer that represented 10% or more of its consolidated revenues for the three months ended March 31, 2023 and 2022 or 10% or more of its consolidated net trade receivables at March 31, 2023 and December 31, 2022, respectively.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
NOTE 5.    NET INCOME PER SHARE
Basic net income per common share attributable to Altice USA stockholders is computed by dividing net income attributable to Altice USA stockholders by the weighted average number of common shares outstanding during the period. Diluted income per common share attributable to Altice USA stockholders reflects the dilutive effects of stock options, restricted stock, restricted stock units, and deferred cash-denominated awards. For awards that are performance based, the dilutive effect is reflected upon the achievement of the performance criteria.
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income per share attributable to Altice USA stockholders:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Basic weighted average shares outstanding	454,686	453,229
Effect of dilution:
Stock options	—	—
Restricted stock	245	—
Deferred cash-denominated awards (Note 12)	663	—
Diluted weighted average shares outstanding	455,594	453,229

Weighted average shares excluded from diluted weighted average shares outstanding:
Anti-dilutive shares	50,539	58,401
Share-based compensation awards whose performance metrics have not been achieved	6,921	7,705
Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Altice USA.
NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
The Company's non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2023	2022
Non-Cash Investing and Financing Activities:
Altice USA and CSC Holdings:
Property and equipment accrued but unpaid	$407,013	$323,815
Notes payable issued for the purchase of equipment and other assets	70,440	35,070
Right-of-use assets acquired in exchange for finance lease obligations	35,175	47,288
Supplemental Data:
Altice USA and CSC Holdings:
Cash interest paid, net of capitalized interest	389,162	313,024
Income taxes paid, net	12,661	23,042

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
NOTE 7.    INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired amortizable intangible assets:

	As of March 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,123,586	$(4,588,624)	$1,534,962	$6,123,586	$(4,484,286)	$1,639,300	3 to 18 years
Trade names	1,024,300	(1,018,658)	5,642	1,024,300	(1,018,212)	6,088	4 to 10 years
Other amortizable intangibles	61,926	(48,087)	13,839	62,119	(47,176)	14,943	1 to 15 years
	$7,209,812	$(5,655,369)	$1,554,443	$7,210,005	$(5,549,674)	$1,660,331
Amortization expense for the three months ended March 31, 2023 and 2022 aggregated $105,695 and $147,155, respectively.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
NOTE 8.    DEBT
The following table provides details of the Company's outstanding debt:

		Interest Rate	March 31, 2023		December 31, 2022
Date Issued	Maturity Date		Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
May 23, 2014	June 1, 2024	5.250%	$750,000	$730,273	$750,000	$726,343
October 18, 2018	April 1, 2028	7.500%	4,118	4,114	4,118	4,113
November 27, 2018	April 1, 2028	7.500%	1,045,882	1,044,794	1,045,882	1,044,752
July 10 and October 7, 2019	January 15, 2030	5.750%	2,250,000	2,278,620	2,250,000	2,279,483
June 16 and August 17, 2020	December 1, 2030	4.625%	2,325,000	2,362,114	2,325,000	2,363,082
May 13, 2021	November 15, 2031	5.000%	500,000	498,412	500,000	498,375
			6,875,000	6,918,327	6,875,000	6,916,148
CSC Holdings Senior Guaranteed Notes:
September 23, 2016	April 15, 2027	5.500%	1,310,000	1,307,241	1,310,000	1,307,091
January 29, 2018	February 1, 2028	5.375%	1,000,000	995,286	1,000,000	995,078
January 24, 2019	February 1, 2029	6.500%	1,750,000	1,747,868	1,750,000	1,747,795
June 16, 2020	December 1, 2030	4.125%	1,100,000	1,096,179	1,100,000	1,096,077
August 17, 2020	February 15, 2031	3.375%	1,000,000	997,330	1,000,000	997,258
May 13, 2021	November 15, 2031	4.500%	1,500,000	1,495,254	1,500,000	1,495,144
			7,660,000	7,639,158	7,660,000	7,638,443
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility (b) (c)		7.177%	1,700,000	1,695,951	1,575,000	1,570,730
Term Loan B	July 17, 2025	6.934%	1,532,002	1,529,110	1,535,842	1,532,644
Incremental Term Loan B-3	January 15, 2026	6.934%	525,696	524,666	527,014	525,883
Incremental Term Loan B-5	April 15, 2027	7.184%	2,910,000	2,896,201	2,917,500	2,902,921
Incremental Term Loan B-6	January 15, 2028	9.327%	2,001,942	1,957,704	2,001,942	1,955,839
			8,669,640	8,603,632	8,557,298	8,488,017
Lightpath Senior Notes:
September 29, 2020	September 15, 2028	5.625%	415,000	408,342	415,000	408,090
Lightpath Senior Secured Notes:
September 29, 2020	September 15, 2027	3.875%	450,000	443,377	450,000	443,046
Lightpath Term Loan	November 30, 2027	7.934%	586,500	574,570	588,000	575,478
Lightpath Revolving Credit Facility		(e)	—	—	—	—
			1,451,500	1,426,289	1,453,000	1,426,614
Collateralized indebtedness (see Note 9) (f)			—	—	1,759,017	1,746,281
Finance lease obligations			241,909	241,909	244,595	244,595
Notes payable and supply chain financing (d)			168,296	168,296	127,635	127,635
			25,066,345	24,997,611	26,676,545	26,587,733
Less: current portion of credit facility debt			(76,648)	(76,648)	(71,643)	(71,643)
Less: current portion of collateralized indebtedness (f)			—	—	(1,759,017)	(1,746,281)
Less: current portion of finance lease obligations			(128,369)	(128,369)	(129,657)	(129,657)
Less: current portion of notes payable and supply chain financing			(168,157)	(168,157)	(127,496)	(127,496)
			(373,174)	(373,174)	(2,087,813)	(2,075,077)
Long-term debt			$24,693,171	$24,624,437	$24,588,732	$24,512,656

(a)The carrying amount is net of the unamortized deferred financing costs and discounts/premiums and with respect to certain notes, a fair value adjustment resulting from the acquisitions of Cequel Corporation and Cablevision Systems Corporation.
(b)At March 31, 2023, $130,994 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $644,006 of the facility was undrawn and available, subject to covenant limitations. The revolving

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
credit facility is due on the earlier of (i) July 13, 2027 and (ii) April 17, 2025 if, as of such date, any Term Loan B borrowings are still outstanding, unless the Term Loan B maturity date has been extended to a date falling after July 13, 2027. The CSC Holdings' Incremental Term Loan B-6 that is due on the earlier of (i) January 15, 2028 and (ii) April 15, 2027 if, as of such date, any Incremental Term Loan B-5 borrowings are still outstanding, unless the Incremental Term Loan B-5 maturity date has been extended to a date falling after January 15, 2028.
(c)The revolving credit facility provides for commitments in an aggregate principal amount of $2,475,000 and is priced at SOFR plus 2.25%.
(d)Includes $167,821 related to supply chain financing agreements that is required to be repaid within one year from the date of the respective agreement.
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
(f)The indebtedness was collateralized by shares of Comcast common stock. In January 2023, the Company settled this debt by delivering shares of Comcast common stock and the related equity derivative contracts. See Note 9.
For financing purposes, the Company has two debt silos: CSC Holdings and Lightpath. The CSC Holdings silo is structured as a restricted group (the "Restricted Group") and an unrestricted group, which includes certain designated subsidiaries and investments. The Restricted Group is comprised of CSC Holdings and substantially all of its wholly-owned operating subsidiaries excluding Cablevision Lightpath LLC ("Lightpath"), a 50.01% owned subsidiary of the Company, which became an unrestricted subsidiary in September 2020. These Restricted Group subsidiaries are subject to the covenants and restrictions of the credit facility and indentures governing the notes issued by CSC Holdings. The Lightpath silo includes all of its operating subsidiaries which are subject to the covenants and restrictions of the credit facility and indentures governing the notes issued by Lightpath.
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
Senior Guaranteed Notes
In April 2023, CSC Holdings issued $1,000,000 in aggregate principal amount of senior guaranteed notes that bear interest at a rate of 11.250% and mature on May 15, 2028. The proceeds will be used for general corporate purposes, which may include the opportunistic refinancing of certain existing indebtedness, and to finance capital expenditures. Following closing of the offering, the Company used the proceeds to temporarily repay outstanding borrowings drawn under the Revolving Credit Facility.
As of March 31, 2023, CSC Holdings and Lightpath were in compliance with applicable financial covenants under their respective credit facilities and with applicable financial covenants under each respective indenture by which the senior guaranteed notes, senior secured notes and senior notes were issued.
Supply Chain Financing Arrangement
The Company has a supply chain financing arrangement with a financial institution with credit availability of $175,000 that is used to finance certain of its property and equipment purchases. This arrangement extends the Company's repayment terms beyond a vendor’s original invoice due dates (for up to one year) and as such are classified as debt on our consolidated balance sheets. Amounts outstanding under this arrangement amounted to $167,821 and $123,880 as of March 31, 2023 and December 31, 2022, respectively.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Summary of Debt Maturities
The future principal payments under the Company's various debt obligations outstanding as of March 31, 2023, including notes payable and supply chain financing, but excluding finance lease obligations, are as follows:

2023	$163,833
2024	888,597
2025 (a)	3,266,414
2026	567,223
2027	5,141,519
Thereafter (b)	14,796,850

(a)Includes $1,700,000 principal amount related to the CSC Holdings' revolving credit facility that is due on the earlier of (i) July 13, 2027 and (ii) April 17, 2025 if, as of such date, any Term Loan B borrowings are still outstanding, unless the Term Loan B maturity date has been extended to a date falling after July 13, 2027.
(b)Includes $2,001,942 principal amount related to the CSC Holdings' Incremental Term Loan B-6 that is due on the earlier of (i) January 15, 2028 and (ii) April 15, 2027 if, as of such date, any Incremental Term Loan B-5 borrowings are still outstanding, unless the Incremental Term Loan B-5 maturity date has been extended to a date falling after January 15, 2028.
NOTE 9.    DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS
Prepaid Forward Contracts
Historically, the Company had entered into various transactions to limit the exposure against equity price risk on shares of Comcast Corporation ("Comcast") common stock it previously owned. The Company monetized all of its stock holdings in Comcast through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock.
The Company received cash proceeds upon execution of the prepaid forward contracts which had been reflected as collateralized indebtedness in the accompanying consolidated balance sheet as of December 31, 2022. In addition, the Company separately accounted for the equity derivative component of the prepaid forward contracts. These equity derivatives were not designated as hedges for accounting purposes, therefore, the net fair values of the equity derivatives had been reflected in the accompanying consolidated balance sheet as an asset at December 31, 2022, and the net increases or decreases in the fair value of the equity derivative component of the prepaid forward contracts were included in gain (loss) on derivative contracts in the accompanying consolidated statements of operations.
In January 2023, the Company settled its outstanding collateralized indebtedness by delivering the Comcast shares it held and the related equity derivative contracts. In connection with the settlement, the Company received net cash of approximately $50,500 (including dividends of $11,598) and recorded a gain on the extinguishment of debt of $4,393.
Interest Rate Swap Contracts
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. As of March 31, 2023, the Company did not hold and has not issued derivative instruments for trading or speculative purposes.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at
		March 31, 2023	December 31, 2022
Asset Derivatives:
Prepaid forward contracts (a)	Derivative contracts	$—	$263,873
Interest rate swap contracts	Other assets, long-term	152,763	185,622
		152,763	449,495

(a)In January 2023, the Company settled its outstanding collateralized indebtedness by delivering the Comcast shares it held and the related equity derivative contracts.
The following table presents certain consolidated statement of operations data related to our derivative contracts and the underlying Comcast common stock:

	Three Months Ended March 31,
	2023	2022
Gain (loss) on derivative contracts related to change in the value of equity derivative contracts related to Comcast common stock	$(166,489)	$101,074
Change in the fair value of Comcast common stock included in gain (loss) on investments	192,010	(150,773)
Gain (loss) on interest rate swap contracts, net	(14,429)	123,147
The following is a summary of interest rate swap contracts outstanding at March 31, 2023:

Maturity Date	Notional Amount	Company Pays	Company Receives

CSC Holdings:
January 2025	$500,000	Fixed rate of 1.53%	Three-month LIBOR
January 2025	500,000	Fixed rate of 1.625%	Three-month LIBOR
January 2025	500,000	Fixed rate of 1.458%	Three-month LIBOR
December 2026	750,000	Fixed rate of 2.9155%	Three-month LIBOR
December 2026	750,000	Fixed rate of 2.9025%	Three-month LIBOR
Lightpath:
December 2026	300,000	Fixed rate of 2.161%	One-month LIBOR

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
The following table presents the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis and their classification under the fair value hierarchy:

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Fair Value Hierarchy	March 31, 2023	December 31, 2022
Assets:
Money market funds	Level I	$80,353	$141,137
Investment securities pledged as collateral (a)	Level I	—	1,502,145
Prepaid forward contracts (a)	Level II	—	263,873
Interest rate swap contracts	Level II	152,763	185,622
Liabilities:
Contingent consideration related to acquisition	Level III	8,584	8,383

(a)In January 2023, the Company settled its outstanding collateralized indebtedness by delivering the Comcast shares it held and the related equity derivative contracts.
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
The fair values of the contingent consideration as of March 31, 2023 and December 31, 2022 relate to an acquisition in the third quarter of 2022 and were determined using a probability assessment of the contingent payment for the respective periods.
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
The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized below:

		March 31, 2023		December 31, 2022
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

Credit facility debt	Level II	$9,178,202	$9,256,140	$9,063,495	$9,145,298
Collateralized indebtedness (b)	Level II	—	—	1,746,281	1,731,771
Senior guaranteed notes and senior secured notes	Level II	8,082,535	6,274,425	8,081,489	6,154,075
Senior notes	Level II	7,326,669	4,228,975	7,324,238	4,531,300
Notes payable and supply chain financing	Level II	168,296	168,270	127,635	127,608
		$24,755,702	$19,927,810	$26,343,138	$21,690,052

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

(a)Amounts are net of unamortized deferred financing costs and discounts/premiums.
(b)In January 2023, the Company settled its outstanding collateralized indebtedness by delivering the Comcast shares it held and the related equity derivative contracts.
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
NOTE 11.    INCOME TAXES
The Company uses an estimated annual effective tax rate ("AETR") to measure the income tax expense or benefit recognized on a year-to-date basis in an interim period. In addition, certain items included in income tax expense as well as the tax impact of certain items included in pretax income must be treated as discrete items. The income tax expense or benefit associated with these discrete items is fully recognized in the interim period in which the items occur.
For the three months ended March 31, 2023, the Company recorded a tax expense of $30,372 on pre-tax income of $61,542, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to the impact of certain non-deductible expenses, state tax expense, and tax deficiencies on share-based compensation.
For the three months ended March 31, 2022, the Company recorded a tax expense of $82,846 on pre-tax income of $284,987, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and state tax expense.
NOTE 12.    SHARE-BASED COMPENSATION
The following table presents share-based compensation expense (benefit) recognized by the Company and unrecognized compensation cost:

	Share-Based Compensation		Unrecognized Compensation Cost as of March 31, 2023
	Three Months Ended March 31,
	2023	2022
Awards issued pursuant to LTIP:
Stock option awards (a)	$(5,585)	$22,497	$18,458
Performance stock units (a)	(7,198)	2,026	17,351
Restricted share units	3,396	16,009	88,687
Other	6,764	—	63,749
	$(2,623)	$40,532	$188,245

(a)The benefit for 2023 includes credits due to the modification of awards to certain former executive officers and forfeitures in the period.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Stock Option Awards
The following table summarizes activity related to stock options granted to Company employees:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)
Balance at December 31, 2022	51,075,675	$20.27	7.73	$184
Granted	640	4.69
Forfeited	(1,296,232)	18.33
Exchanged and canceled (b)	(24,015,508)	20.72
Balance at March 31, 2023	25,764,575	$19.94	6.90	$—
Options exercisable at March 31, 2023	14,964,982	$23.21	5.70	$—

(a)The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of Altice USA's Class A common stock at the respective date.
(b)Options exchanged and canceled in connection with the Company's stock option exchange program discussed below.
As of March 31, 2023, the total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately 2.57 years.
In January 2023, the Company commenced a stock option exchange program (the "Exchange Offer") pursuant to which eligible employees were provided the opportunity to exchange eligible stock options for a number of restricted stock units (“RSU”) and deferred cash-denominated awards (“DCA”) at the exchange ratio of one RSU and ten dollars of DCAs for every seven eligible options tendered. In connection with the Exchange Offer, the Company canceled 24,015,508 options and granted 3,430,433 restricted stock units and $34,309 of DCAs awards. The exchange of these options was accounted for as a modification of share-based compensation awards. Accordingly, the Company will recognize the unamortized compensation cost related to the canceled options of approximately $33,475, as well as the incremental compensation cost associated with the replacement awards of $34,000 over their two year vesting term.
Performance Stock Units
The following table summarizes activity related to performance stock units ("PSUs") granted to Company employees:

Number of PSUs
Balance at December 31, 2022	5,179,359
Forfeited	(235,020)
Balance at March 31, 2023	4,944,339
The PSUs have a weighted average grant date fair value of $7.60 per unit. The total unrecognized compensation cost related to the outstanding PSUs is expected to be recognized over a weighted-average period of approximately 2.83 years.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Restricted Share Units
The following table summarizes activity related to restricted share units granted to Company employees:

Number of Units
Balance at December 31, 2022	7,495,388
Granted (including 3,430,433 in connection with Exchange Offer) (a)	9,891,225
Vested	(49,105)
Forfeited	(525,707)
Balance at March 31, 2023	16,811,801

(a)In March 2023, the Company granted 6,460,792 RSUs to certain employees and directors pursuant to the 2017 LTIP with an aggregate fair value of $21,823 ($3.38 per share) which are being expensed over the vesting period. Most of these awards vest over three years in 33-1/3 annual increments.
Deferred Cash-Denominated Awards
Pursuant to the Exchange Offer, the Company granted $34,309 DCAs, which will be settled in shares of the Company's class A common stock, or cash, at the Company's option. The DCAs vest over a two-year period. As of March 31, 2023, $33,716 awards were outstanding.
Cash Performance Awards
In March 2023, the Company granted deferred cash performance awards with a target value of $25,248 which cliff vest in three years. The payout of these awards can range from 0% to 200% of the target value based on the Company’s achievement of certain revenue and adjusted EBITDA targets during a three year performance period. These awards will be settled in shares of the Company's class A common stock, or cash, at the Company's option. As of March 31, 2023, $25,228 awards were outstanding.
Lightpath Plan Awards
As of March 31, 2023, 498,225 Class A-1 management incentive units and 221,987 Class A-2 management incentive units ("Award Units") granted to certain employees of Lightpath were outstanding. Vested units will be redeemed upon a partial exit, a change in control or the completion of an initial public offering, as defined in the Lightpath Holdings LLC agreement. The grant date fair value of the Award Units granted and outstanding aggregated $32,219 as of March 31, 2023 and will be expensed in the period in which a partial exit or a liquidity event is consummated.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
The following table summarizes the revenue and expenses related to services provided to or received from affiliates and related parties:

	Three Months Ended March 31,
	2023	2022
Revenue	$78	$638
Operating expenses:
Programming and other direct costs	$(2,642)	$(4,618)
Other operating expenses, net	(4,676)	(3,095)
Operating expenses, net	(7,318)	(7,713)
Net charges	$(7,240)	$(7,075)
Capital expenditures	$28,134	$11,838
Revenue
The Company recognized revenue primarily from the sale of advertising to certain subsidiaries of Altice Europe and other related parties.
Programming and other direct costs
Programming and other direct costs include costs incurred by the Company for advertising services provided by Teads S.A., a subsidiary of Altice Europe ("Teads").
Other operating expenses, net
Other operating expenses primarily include charges for services provided by certain subsidiaries of Altice Europe and other related parties.
Capital expenditures
Capital expenditures primarily include costs for equipment purchased and software development services provided by subsidiaries of Altice Europe.
Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	March 31, 2023	December 31, 2022
Due from:
Altice Europe	$421	$529
Other affiliates and related parties	—	43
	$421	$572
Due to:
Altice Europe	$29,122	$19,211
Other affiliates and related parties	1,668	1,646
	$30,790	$20,857

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
CSC Holdings
During the three months ended March 31, 2023, CSC Holdings made cash equity distribution payments to its parent of $83.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
NOTE 14.    COMMITMENTS AND CONTINGENCIES
Legal Matters
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
The Company also receives notices from third parties, and in some cases is named as a defendant in lawsuits, claiming infringement of various patents or copyrights relating to various aspects of the Company's businesses. In certain of these cases other industry participants are also defendants, and in certain of these cases the Company expects that some or all potential liability would be the responsibility of the Company's vendors pursuant to applicable contractual indemnification provisions. In the event that the Company is found to infringe on any patent or other intellectual property rights, the Company may be subject to substantial damages or an injunction that could require the Company or its vendors to modify certain products and services the Company offers to its subscribers, as well as enter into royalty or license agreements with respect to the patents at issue. The Company is also party to various other lawsuits, disputes and investigations arising in the ordinary course of its business, some of which may involve claims for substantial damages, fines or penalties.
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
The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses. For a complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
Our Business
We principally provide broadband communications and video services in the United States and market our services primarily under the Optimum brand. We deliver broadband, video, and telephony services to approximately 4.9 million residential and business customers. Our footprint extends across 21 states (primarily in the New York metropolitan area and various markets in the south-central United States) through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a FTTH network with approximately 9.5 million total passings as of March 31, 2023. Additionally, we offer news programming and advertising services, and a full service mobile offering to consumers across our footprint.
Key Factors Impacting Operating Results and Financial Condition
Our future performance is dependent, to a large extent, on the impact of direct competition, general economic conditions (including capital and credit market conditions), our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers. For more information, see "Risk Factors" and "Business-Competition" included in our Annual Report on Form 10-K for the year ended December 31, 2022 and the cautionary statement regarding forward-looking statements included in the Quarterly Report.
In March 2020, the United States declared a national emergency concerning the outbreak of COVID-19. The COVID-19 pandemic and the various governmental actions taken in response thereto significantly impacted our business, including how our customers use our products and services and how our employees provide services to our customers. Although we cannot predict how our business and future results will be impacted if the pandemic continues or if governmental authorities take action to slow or prevent an increase in the spread of COVID-19, we have and will work to adapt the environment in which we operate and continue to provide our products and services to our customers. See "Risk Factors—Our business, financial condition and results of operations may be adversely affected by the recent COVID-19 pandemic." in our Annual Report on Form 10-K for the year ended December 31, 2022.
We derive revenue principally through monthly charges to residential customers of our broadband, video, and telephony services. We also derive revenue from digital video recorder, video-on-demand ("VOD"), pay-per-view, installation and home shopping commissions. Our residential broadband, video, and telephony services accounted for approximately 42%, 34%, and 3%, respectively, of our consolidated revenue for the three months ended March 31, 2023. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking and video services. For the three months ended March 31, 2023, 16% of our consolidated revenue was derived from these business services. In addition, we derive revenues from the sale of advertising time available on the programming carried on our cable television systems, digital advertising, branded content, affiliation fees for news programming, and data analytics, which accounted for approximately 4% of our consolidated revenue for the three months ended March 31, 2023. Our mobile and other revenue for the three months ended March 31, 2023 accounted for approximately 1% of our consolidated revenue.
Revenue is impacted by rate increases, changes in the amount of promotional offerings, changes in the number of customers that subscribe to our services, including additional services sold to our existing customers, programming package changes by our video customers, speed tier changes by our broadband customers, and acquisitions and construction of cable systems that result in the addition of new customers. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.

Our ability to increase the number of customers to our services is significantly related to our penetration rates.
We operate in a highly competitive consumer-driven industry and we compete against a variety of broadband, video, mobile, fixed wireless broadband and fixed-line telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, fiber-based service providers, satellite delivered video signals, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. Our competitors include AT&T, Inc., DirecTV (which is co-owned by AT&T), DISH Network Corporation, Frontier Communications Corporation, Lumen Technologies, Inc., T-Mobile US, Inc., and Verizon Communications Inc. Consumers' selection of an alternate source of service, whether due to economic constraints, technological advances, or preference, negatively impacts the demand for our services. For more information on our competitive landscape, see "Risk Factors" and "Business-Competition" included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Our programming costs, which are the most significant component of our operating expenses, are impacted by increases in contractual rates, changes in the number of customers receiving certain programming services, and new channel launches. We expect contractual rates to increase in the future. See "Results of Operations" below for more information regarding the key factors impacting our revenues and operating expenses.
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
Non-GAAP Financial Measures
We define Adjusted EBITDA, which is a non-GAAP financial measure, as net income (loss) excluding income taxes, non-operating income or expenses, gain (loss) on extinguishment of debt and write-off of deferred financing costs, gain (loss) on interest rate swap contracts, gain (loss) on derivative contracts, gain (loss) on investments and sale of affiliate interests, interest expense, net, depreciation and amortization, share-based compensation, restructuring expense and other operating items (such as significant legal settlements, contractual payments for terminated employees, and impairments). See reconciliation of net income to Adjusted EBITDA below.
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

Results of Operations - Altice USA (unaudited)

	Three Months Ended March 31,		Favorable (Unfavorable)
	2023	2022
Revenue:
Broadband	$957,045	$985,517	$(28,472)
Video	770,601	841,887	(71,286)
Telephony	77,681	85,234	(7,553)
Residential revenue	1,805,327	1,912,638	(107,311)
Business services and wholesale	363,536	367,522	(3,986)
News and advertising	98,737	114,675	(15,938)
Mobile	23,601	24,035	(434)
Other	2,777	3,027	(250)
Total revenue	2,293,978	2,421,897	(127,919)
Operating expenses:
Programming and other direct costs	771,719	828,793	57,074
Other operating expenses	651,245	641,906	(9,339)
Restructuring expense and other operating items	29,672	3,378	(26,294)
Depreciation and amortization (including impairments)	416,212	435,349	19,137
Operating income	425,130	512,471	(87,341)
Other income (expense):
Interest expense, net	(389,278)	(303,362)	(85,916)
Gain (loss) on investments, net	192,010	(150,773)	342,783
Gain (loss) on derivative contracts, net	(166,489)	101,074	(267,563)
Gain (loss) on interest rate swap contracts, net	(14,429)	123,147	(137,576)
Gain on extinguishment of debt and write-off of deferred financing costs	4,393	—	4,393
Other income, net	10,205	2,430	7,775
Income before income taxes	61,542	284,987	(223,445)
Income tax expense	(30,372)	(82,846)	52,474
Net income	31,170	202,141	(170,971)
Net income attributable to noncontrolling interests	(5,305)	(5,590)	285
Net income attributable to Altice USA, Inc. stockholders	$25,865	$196,551	$(170,686)

The following is a reconciliation of net income to Adjusted EBITDA and Operating Free Cash Flow (unaudited):

	Three Months Ended March 31,
	2023	2022
Net income	$31,170	$202,141
Income tax expense	30,372	82,846
Other income, net	(10,205)	(2,430)
Loss (gain) on interest rate swap contracts, net	14,429	(123,147)
Loss (gain) on derivative contracts, net	166,489	(101,074)
Loss (gain) on investments, net	(192,010)	150,773
Gain on extinguishment of debt and write-off of deferred financing costs	(4,393)	—
Interest expense, net	389,278	303,362
Depreciation and amortization	416,212	435,349
Restructuring expense and other operating items	29,672	3,378
Share-based compensation	(2,623)	40,532
Adjusted EBITDA	868,391	991,730
Capital expenditures (cash)	582,897	392,371
Operating Free Cash Flow	$285,494	$599,359
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Three Months Ended March 31,
	2023	2022
Net cash flows from operating activities	$416,846	$600,219
Less: Capital expenditures (cash)	582,897	392,371
Free Cash Flow (Deficit)	$(166,051)	$207,848

The following table sets forth certain customer metrics, excluding our mobile customers, for the Company (unaudited):

	March 31, 2023	December 31, 2022	March 31, 2022

	(in thousands)
Total passings (a)	9,512.2	9,463.8	9,304.9
Total customer relationships (b)	4,853.3	4,879.7	4,995.0
Residential	4,472.4	4,498.5	4,612.1
SMB	380.9	381.2	382.9
Residential customers:
Broadband	4,263.7	4,282.9	4,373.2
Video	2,380.5	2,439.0	2,658.7
Telephony	1,703.5	1,764.1	1,951.5
Penetration of total passings (c)	51.0%	51.6%	53.7%
Average revenue per user ("ARPU") (d)	$134.16	$134.76	$137.92

FTTH total passings (e)	2,373.0	2,158.7	1,316.6
FTTH customer relationships (f)	209.9	171.7	81.0
FTTH Residential	207.2	170.0	80.4
FTTH SMB	2.7	1.7	0.6
Penetration of FTTH total passings (g)	8.8%	8.0%	6.1%

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

Comparison of Results for the Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022
Broadband Revenue
Broadband revenue for the three months ended March 31, 2023 and 2022 was $957,045 and $985,517, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Revenue is impacted by rate increases, changes in the amount of promotional offerings, changes in the number of customers, and changes in speed tiers. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Broadband revenue decreased $28,472 (3%) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was due to a decline in broadband customers, and lower average recurring broadband revenue per broadband customer.
Video Revenue
Video revenue for the three months ended March 31, 2023 and 2022 was $770,601 and $841,887, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Revenue is impacted by rate increases, changes in the amount of promotional offerings, changes in the number of customers, additional services sold to our existing customers, and changes in programming packages. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Video revenue decreased $71,286 (8%) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was due to a decline in video customers, partially offset by higher average recurring video revenue per video customer, primarily driven by certain rate increases.
Telephony Revenue
Telephony revenue for the three months ended March 31, 2023 and 2022 was $77,681 and $85,234, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Revenue is impacted by changes in rates for services, changes in the amount of promotional offerings, changes in the number of customers, and additional services sold to our existing customers. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Telephony revenue decreased $7,553 (9%) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was due to a decline in telephony customers.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three months ended March 31, 2023 and 2022 was $363,536 and $367,522, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber-based telecommunications services to the business market, and the sale of broadband, video and telephony services to SMB customers.
Business services and wholesale revenue decreased $3,986 (1%) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was due to lower backhaul revenue attributable to wholesale customers and lower contract termination fee revenue.

News and Advertising Revenue
News and advertising revenue for the three months ended March 31, 2023 and 2022 was $98,737 and $114,675, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems (linear revenue), (ii) digital advertising, (iii) branded content, and (iv) data analytics. News and advertising revenue also includes affiliation fees for news programming.
News and advertising revenue decreased $15,938 (14%) for the three months ended March 31, 2023, compared to the three months ended March 31, 2022 primarily due to a decrease in linear advertising.
Mobile Revenue
Mobile revenue for the three months ended March 31, 2023 and 2022 was $23,601 and $24,035, respectively, and relates to sales of devices and mobile services. Mobile revenue decreased $434 (2%) for the three months ended

March 31, 2023 compared to the three months ended March 31, 2022. The decrease was due to an increase in promotional offerings and fewer devices sold, partially offset by higher service revenue from an increase in mobile customers. As of March 31, 2023, we had approximately 247,900 mobile lines (including approximately 23,000 receiving free service) compared to approximately 198,000 mobile lines as of March 31, 2022.
Other Revenue
Other revenue for the three months ended March 31, 2023 and 2022 was $2,777 and $3,027, respectively. Other revenue includes revenue from other miscellaneous revenue streams.
Programming and Other Direct Costs
Programming and other direct costs for the three months ended March 31, 2023 and 2022 amounted to $771,719 and $828,793, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs are impacted by increases in contractual rates, changes in the number of customers receiving certain programming services, and new channel launches. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the costs of mobile devices sold to our customers and direct costs of providing mobile services.
The decrease of $57,074 (7%) for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily attributable to the following:

Decrease in programming costs primarily due to lower video customers, partially offset by net contractual rate increases	$(43,779)
Decrease in software license fees related to customer premise equipment	(7,703)
Decrease in taxes and surcharges, primarily due to refunds	(5,706)
Other net increases	114
$(57,074)
Programming costs
Programming costs aggregated $640,367 and $684,146 for the three months ended March 31, 2023 and 2022, respectively. Our programming costs in 2023 will continue to be impacted by changes in programming rates, which we expect to increase, and by changes in the number of video customers.
Other Operating Expenses
Other operating expenses for the three months ended March 31, 2023 and 2022 amounted to $651,245 and $641,906, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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

The increase in other operating expenses of $9,339 (1%) for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was attributable to the following:

Net increase in labor costs and benefits, partially offset by an increase in capitalizable activity	$36,007
Increase in utility costs	5,788
Increase in bad debt	5,521
Increase in repairs and maintenance costs, net of capitalizable activity	5,381
Decrease in share-based compensation primarily due to credits resulting from the modification of awards to certain former executive officers	(43,155)
Other net increases, net of capitalizable activity	(203)
$9,339
Restructuring Expense and Other Operating Items
Restructuring expense and other operating items for the three months ended March 31, 2023 amounted to $29,672 as compared to $3,378 for the three months ended March 31, 2022 and comprised of the following:

	Three Months Ended March 31,
	2023	2022
Contractual payments for terminated employees	$28,019	$1,473
Facility realignment costs	382	1,385
Impairment of right-of-use operating lease assets	5	74
Transaction costs related to certain transactions not related to the Company's operations	1,266	446
	$29,672	$3,378
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2023 amounted to $416,212 and $435,349, respectively.
The decrease in depreciation and amortization of $19,137 for the three months ended March 31, 2023 as compared to the prior year period was due to lower amortization expense on intangible assets, partially offset by higher depreciation expense resulting from increased asset additions in 2023.
Adjusted EBITDA
Adjusted EBITDA amounted to $868,391 for the three months ended March 31, 2023 as compared to $991,730 for the three months ended March 31, 2022.
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
The decrease in Adjusted EBITDA of $123,339 for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, was due to the decrease in revenue, partially offset by a decrease in operating expenses during 2023 (excluding depreciation and amortization, restructuring and other operating items and share-based compensation), as discussed above.
Operating Free Cash Flow
Operating free cash flow was $285,494 for the three months ended March 31, 2023 as compared to $599,359 for the three months ended March 31, 2022. The decrease in operating free cash flow of $313,865 for the three months ended March 31, 2023 as compared to the same period in 2022 was due to an increase in capital expenditures and a decrease in Adjusted EBITDA.
Free Cash Flow (Deficit)
Free cash flow (deficit) was $(166,051) for the three months ended March 31, 2023 as compared to $207,848 for the three months ended March 31, 2022. The decrease in free cash flow of $373,899 in the three month period was due to an increase in capital expenditures and a decrease in net cash provided by operating activities.
Interest Expense, net
Interest expense, net was $389,278 for the three months ended March 31, 2023, as compared to $303,362. The increase of $85,916 for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was attributable to the following:

Increase primarily due to an increase in interest rates, partially offset by a decrease in average debt balances	$102,927
Capitalized interest related to FTTH network construction	(5,268)
Higher interest income	(2,120)
Other net decreases, primarily lower amortization of deferred financing costs and original issue discounts	(9,623)
$85,916
Gain (Loss) on Investments
Gain (loss) on investments was $192,010 for the three months ended March 31, 2023 as compared to $(150,773) for the three months ended March 31, 2022 and consisted primarily of the increase (decrease) in the fair value of the Comcast common stock owned by the Company through January 24, 2023. The effects of these gains (losses) were partially offset by the losses (gains) on the related equity derivative contracts, net described below.
Gain (Loss) on Derivative Contracts, net
Gain (loss) on derivative contracts, net for the three months ended March 31, 2023 amounted to $(166,489) compared to $101,074 for the three months ended March 31, 2022 and included realized and unrealized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company through January 24, 2023. The effects of these gains (losses) are partially offset by losses (gains) on investment securities pledged as collateral, which are included in gain (loss) on investments discussed above.
Gain (Loss) on Interest Rate Swap Contracts, net
Gain (loss) on interest rate swap contracts, net was $(14,429) for the three months ended March 31, 2023 compared to $123,147 for the three months ended March 31, 2022. These amounts represent the change in the fair value of the interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes.
Other Income, net
Other income, net amounted to $10,205 for the three months ended March 31, 2023 compared to $2,430 for the three months ended March 31, 2022. These amounts include the non-service benefit (cost) components of the Company's pension plans of $(1,692) and $285 for the three months ended March 31, 2023 and 2022, respectively, and dividends received on Comcast common stock owned by the Company through January 24, 2023.
Income Tax Expense
For the three months ended March 31, 2023, Altice USA recorded a tax expense of $30,372 on pre-tax income of $61,542, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to the impact of certain non-deductible expenses, state tax expense, and tax deficiencies on share-based compensation.
For the three months ended March 31, 2022, Altice USA recorded a tax expense of $82,846 on pre-tax income of $284,987, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and state tax expense.

CSC HOLDINGS, LLC
The following is a reconciliation of CSC Holdings' net income to Adjusted EBITDA and Operating Free Cash Flow:

	CSC Holdings
	Three Months Ended March 31,
	2023	2022
Net income	$31,170	$202,141
Income tax expense	30,372	82,846
Other income, net	(10,205)	(2,430)
Gain on interest rate swap contracts, net	14,429	(123,147)
Gain on derivative contracts, net	166,489	(101,074)
Loss on investments, net	(192,010)	150,773
Loss on extinguishment of debt and write-off of deferred financing costs	(4,393)	—
Interest expense, net	389,278	303,362
Depreciation and amortization	416,212	435,349
Restructuring expense and other operating items	29,672	3,378
Share-based compensation	(2,623)	40,532
Adjusted EBITDA	868,391	991,730
Capital expenditures (cash)	582,897	392,371
Operating Free Cash Flow	$285,494	$599,359
Refer to Altice USA's Management's Discussion and Analysis of Financial Condition and Results of Operations above.
The following is a reconciliation of CSC Holdings' net cash flow from operating activities to Free Cash Flow (Deficit):

	Three Months Ended March 31,
	2023	2022
Net cash flows from operating activities	$416,846	$600,978
Less: Capital expenditures (cash)	582,897	392,371
Free Cash Flow (Deficit)	$(166,051)	$208,607
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
Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums (excluding accrued interest) as of March 31, 2023, as well as interest expense for the three months ended March 31, 2023:

	CSC Holdings Restricted Group	Lightpath	Other Unrestricted Entities	Altice USA/CSC Holdings
Debt outstanding:
Credit facility debt	$8,603,632	$574,570	$—	$9,178,202
Senior guaranteed notes	7,639,158	—	—	7,639,158
Senior secured notes	—	443,377	—	443,377
Senior notes	6,918,327	408,342	—	7,326,669
Subtotal	23,161,117	1,426,289	—	24,587,406
Finance lease obligations	241,909	—	—	241,909
Notes payable and supply chain financing	168,296	—	—	168,296
Total debt	$23,571,322	$1,426,289	$—	$24,997,611
Interest expense:
Credit facility debt, senior notes, finance leases, notes payable and supply chain financing	$361,323	$22,900	$—	$384,223
Collateralized indebtedness relating to stock monetizations (a)	—	—	7,227	7,227
Total interest expense	$361,323	$22,900	$7,227	$391,450

(a)This indebtedness was collateralized by shares of Comcast common stock. In January 2023 we settled this debt by delivering the Comcast shares we held and the related equity derivative contracts, resulting in the receipt of cash of approximately $50,500 (including dividends of $11,598).

Payment Obligations Related to Debt
As of March 31, 2023, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as notes payable and supply chain financing, but excluding finance lease obligations are as follows:

	CSC Holdings Restricted Group	Lightpath	Altice USA/ CSC Holdings
2023	$1,167,334	$54,306	$1,221,640
2024	2,218,388	85,830	2,304,218
2025 (a)	4,511,130	85,283	4,596,413
2026	1,639,848	80,895	1,720,743
2027	5,075,994	1,105,644	6,181,638
Thereafter (b)	15,931,112	438,344	16,369,456
Total	$30,543,806	$1,850,302	$32,394,108

(a)Includes $1,700,000 principal amount and related interest related to the CSC Holdings' revolving credit facility that is due on the earlier of (i) July 13, 2027 and (ii) April 17, 2025 if, as of such date, any Term Loan B borrowings are still outstanding, unless the Term Loan B maturity date has been extended to a date falling after July 13, 2027.
(b)Includes $2,001,942 principal amount related to the CSC Holdings' Incremental Term Loan B-6 that is due on the earlier of (i) January 15, 2028 and (ii) April 15, 2027 if, as of such date, any Incremental Term Loan B-5 borrowings are still outstanding, unless the Incremental Term Loan B-5 maturity date has been extended to a date falling after January 15, 2028.
CSC Holdings Restricted Group
For financing purposes, the Company is structured as a restricted group (the "Restricted Group") and an unrestricted group, which includes certain designated subsidiaries and investments. The CSC Holdings Restricted Group is comprised of CSC Holdings and substantially all of its wholly-owned operating subsidiaries, excluding Lightpath which became an unrestricted subsidiary in September 2020. These subsidiaries are subject to the covenants and restrictions of the credit facility and indentures governing the notes issued by CSC Holdings.
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
CSC Holdings Credit Facility
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($1,532,002 outstanding at March 31, 2023) (the "CSC Term Loan Facility"), and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($1,700,000 outstanding at March 31, 2023) (the "CSC Revolving Credit Facility" and, together with the CSC Term Loan Facility, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
In October 2018, CSC Holdings entered into a $1,275,000 ($525,696 outstanding at March 31, 2023) incremental term loan facility (the “Incremental Term Loan B-3”), in October 2019, CSC Holdings entered into a $3,000,000 ($2,910,000 outstanding at March 31, 2023) incremental term loan facility ("Incremental Term Loan B-5") and in December 2022, CSC Holdings entered into a $2,001,942 incremental term loan facility (the "Incremental Term Loan B-6") under its existing credit facilities agreement.
See Note 8 to our consolidated financial statements for further information regarding the CSC Credit Facilities Agreement.

Senior Guaranteed Notes
In April 2023, CSC Holdings issued $1,000,000 in aggregate principal amount of senior guaranteed notes that bear interest at a rate of 11.250% and mature on May 15, 2028 (the "2028 Senior Guaranteed Notes"). The proceeds will be used for general corporate purposes, which may include the opportunistic refinancing of certain existing indebtedness, and to finance capital expenditures. Following closing of the offering, the Company used the proceeds to temporarily repay outstanding borrowings drawn under the CSC Revolving Credit Facility. See Note 8 to our consolidated financial statements for further information regarding the 2028 Senior Guaranteed Notes.
Lightpath Credit Facility
In November 2020, Lightpath entered into a credit agreement which provides a term loan in an aggregate principal amount of $600,000 ($586,500 outstanding at March 31, 2023) and revolving loan commitments in an aggregate principal amount of $100,000. As of March 31, 2023, there were no borrowings outstanding under the Lightpath revolving credit facility. See Note 8 to our consolidated financial statements for further information regarding the Lightpath credit agreement.
Capital Expenditures
The following table presents the Company's capital expenditures:

	Three Months Ended March 31,
	2023	2022
Customer premise equipment	$86,061	$81,584
Network infrastructure	346,856	233,823
Support and other	76,973	45,660
Business Services	73,007	31,304
Capital purchases (cash basis)	582,897	392,371
Right-of-use assets acquired in exchange for finance lease obligations	35,175	47,288
Notes payable issued to vendor for the purchase of equipment and other assets	70,440	35,070
Change in accrued and unpaid purchases and other	(88,306)	(11,865)
Capital purchases (accrual basis)	$600,206	$462,864
Customer premise equipment includes expenditures for drop cable, fiber gateways, modems, routers, and other equipment installed at customer locations. Network infrastructure includes (i) scalable infrastructure, such as headend and related equipment, (ii) line extensions, such as fiber and coaxial cable, amplifiers, electronic equipment, and design and engineering costs to expand the network, and (iii) upgrade and rebuild, including costs to modify or replace existing segments of the network. Support and other capital expenditures includes costs associated with the replacement or enhancement of non-network assets, such as software systems, vehicles, facilities, and office equipment. Business services capital expenditures includes primarily equipment, support and other costs related to our fiber-based telecommunications business serving enterprise customers.
Cash Flow Discussion
Altice USA
Operating Activities
Net cash provided by operating activities amounted to $416,846 for the three months ended March 31, 2023 compared to $600,219 for the three months ended March 31, 2022.
The decrease in cash provided by operating activities of $183,373 in 2023 as compared to 2022 resulted from a decrease in net income before depreciation and amortization and other non-cash items of $357,104, partially offset by an increase of $173,731 due to changes in working capital (including an increase in interest payments of $76,138 and a decrease in tax payments of $10,381) as well as the timing of payments of liabilities, and collections of accounts receivable, among other items.

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 was $583,095 compared to $391,483 for the three months ended March 31, 2022. The 2023 investing activities consisted primarily of capital expenditures of $582,897. The 2022 investing activities consisted primarily of capital expenditures of $392,371.
Financing Activities
Net cash provided by (used in) financing activities amounted to $81,405 for the three months ended March 31, 2023, compared to $(208,629) for the three months ended March 31, 2022.
In 2023, the Company's financing activities consisted primarily of proceeds from our revolving credit facility of $350,000 and net proceeds in connection with the settlement of collateralized indebtedness and derivative contracts of $38,902, partially offset by the repayment of debt of $268,936 and principal payments on finance lease obligations of $37,861.
In 2022, the Company's financing activities consisted of the repayment of debt of $329,688 and principal payments on finance lease obligations of $28,941, partially offset by proceeds from long-term debt of $150,000.
CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $416,846 for the three months ended March 31, 2023 compared to $600,978 for the three months ended March 31, 2022.
The decrease in cash provided by operating activities of $184,132 in 2023 as compared to 2022 resulted from a decrease in net income before depreciation and amortization and other non-cash items of $357,104, partially offset by an increase of $172,972 due to changes in working capital (including an increase in interest payments of $76,138 and a decrease in tax payments of $10,381) as well as the timing of payments and collections of accounts receivable, among other items.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 was $583,095 compared to $391,483 for the three months ended March 31, 2022. The 2023 investing activities consisted primarily of capital expenditures of $582,897. The 2022 investing activities consisted primarily of capital expenditures of $392,371.
Financing Activities
Net cash provided by (used in) financing activities amounted to $81,405 for the three months ended March 31, 2023, compared to $(208,629) for the three months ended March 31, 2022.
In 2023, the Company's financing activities consisted primarily of proceeds from our revolving credit facility of $350,000 and net proceeds in connection with the settlement of collateralized indebtedness and derivative contracts of $38,902, partially offset by the repayment of debt of $268,936 and principal payments on finance lease obligations of $37,861.
In 2022, the Company's financing activities consisted of the repayment of debt of $329,688 and principal payments on finance lease obligations of $28,941, partially offset by proceeds from long term debt of $150,000.
Commitments and Contingencies
As of March 31, 2023, the Company's commitments and contingencies not reflected in the Company's balance sheet decreased to approximately $7,500,000 as compared to approximately $8,100,000 as of December 31, 2022. This decrease relates primarily to payments made in 2023 pursuant to programming commitments and a reduction in programming commitments due to a decrease in the number of video customers as of March 31, 2023 as compared to December 31, 2022.
Share Repurchase Program
In June 2018, the Board of Directors of Altice USA authorized a share repurchase program of $2,000,000, and on July 30, 2019, the Board of Directors authorized a new incremental three-year share repurchase program of $5,000,000 that took effect following the completion in August 2019 of the $2,000,000 repurchase program. In November 2020, the Board of Directors authorized an additional $2,000,000 of share repurchases bringing the total amount of cumulative share repurchases authorized to $9,000,000. Under these repurchase programs, shares of Altice

USA Class A common stock may be purchased from time to time in the open market and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Size and timing of these purchases will be determined based on market conditions and other factors.
For the three months ended March 31, 2023, Altice USA did not repurchase any shares. From inception through March 31, 2023, Altice USA repurchased an aggregate of 285,507,773 shares for a total purchase price of approximately $7,808,698. These acquired shares were retired and the cost of these shares was recorded in stockholders' deficiency in the consolidated balance sheet of Altice USA. As of March 31, 2023, Altice USA had approximately $1,191,302 of availability remaining under the incremental share repurchase program which expires in November 2023.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
All dollar amounts, except per share data, included in the following discussion are presented in thousands.
Fair Value of Debt
At March 31, 2023, the fair value of our fixed rate debt, comprised of our senior guaranteed and senior secured notes, senior notes, notes payable and supply chain financing of $10,671,670 was lower than its carrying value of $15,577,500 by $4,905,830. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. Our floating rate borrowings, comprised of our term loans and revolving credit facilities bear interest in reference to current LIBOR-based or SOFR-based market rates and thus their principal values approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2023 would increase the estimated fair value of our fixed rate debt by $504,365 to $11,176,035. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values in our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. See Note 9 to our Consolidated Financial Statements for a summary of interest rate swap contracts outstanding at March 31, 2023. The Company's outstanding interest rate swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statement of operations. For the three months ended March 31, 2023, the Company recorded a loss on interest rate swap contracts of $14,429 and had a fair value balance of $152,763 recorded as other assets, long-term on the consolidated balance sheet.
As of March 31, 2023, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control
During the three months ended March 31, 2023, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings
Refer to Note 14 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.
Item 6.        Exhibits

EXHIBIT NO.	DESCRIPTION

10.1	Executive Employment Agreement, dated February 5, 2023, by and between Altice USA, Inc. and Marc Sirota, as amended February 22, 2023.
10.2	Transition Agreement, dated February 22, 2023, between Altice USA, Inc. and Michael Grau (incorporated herein by reference to Exhibit (d)(9) to the Company's Amendment No. 1 to Tender Offer Statement on Schedule TO (File No. 005-90339) filed on February 22, 2023).
10.3	Separation Agreement, dated March 22, 2023, between Altice USA, Inc. and Dexter Goei.
10.4	Altice USA 2017 Long Term Incentive Plan Form of Cash Performance Award Agreement (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on March 22, 2023).
10.5	Form of Restricted Stock Unit Award Agreement for Replacement Awards under the Amended and Restated Altice USA 2017 Long Term Incentive Plan, as amended (incorporated herein by reference to Exhibit (a)(1)(K) to the Company's Tender Offer Statement on Schedule TO (File No. 005-90339) filed on January 23, 2023).
10.6	Form of Deferred Cash-Denominated Award Agreement for Replacement Awards under the Amended and Restated Altice USA 2017 Long Term Incentive Plan, as amended (incorporated herein by reference to Exhibit (a)(1)(L) to the Company's Tender Offer Statement on Schedule TO (File No. 005-90339) filed on January 23, 2023).
31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101
The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 filed with the Securities and Exchange Commission on May 3, 2023 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders' Deficiency; (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.

104	The cover page from this quarterly report on Form 10-Q formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.

Date:	May 3, 2023		/s/ Marc Sirota
		By:	Marc Sirota Chief Financial Officer