Form 10-Q
period 2023-06-30
Altice USA, Inc.
filed 2023-08-03
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	NYSE

Number of shares of common stock outstanding as of July 28, 2023	454,729,330

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

Item 1.     Financial Statements

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$219,128	$305,484
Restricted cash	273	267
Accounts receivable, trade (less allowance for doubtful accounts of $24,883 and $20,767, respectively)	332,657	365,992
Prepaid expenses and other current assets ($299 and $572 due from affiliates, respectively)	184,263	130,684
Derivative contracts	—	263,873
Investment securities pledged as collateral	—	1,502,145
Total current assets	736,321	2,568,445
Property, plant and equipment, net of accumulated depreciation of $7,999,028 and $7,785,397, respectively	7,963,047	7,500,780
Right-of-use operating lease assets	261,630	250,601
Other assets	270,208	259,681
Amortizable intangibles, net of accumulated amortization of $5,758,653 and $5,549,674, respectively	1,451,370	1,660,331
Indefinite-lived cable television franchises	13,216,355	13,216,355
Goodwill	8,208,773	8,208,773
Total assets	$32,107,704	$33,664,966
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$979,288	$1,213,806
Interest payable	279,085	252,351
Accrued employee related costs	135,505	139,328
Deferred revenue	87,506	80,559
Debt	1,111,144	2,075,077
Other current liabilities ($51,797 and $20,857 due to affiliates, respectively)	414,848	278,580
Total current liabilities	3,007,376	4,039,701
Other liabilities	231,463	274,623
Deferred tax liability	4,970,285	5,081,661
Right-of-use operating lease liability	276,142	260,237
Long-term debt, net of current maturities	24,003,953	24,512,656
Total liabilities	32,489,219	34,168,878
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	21,618	—
Stockholders' Deficiency:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 270,400,901 shares issued and outstanding as of June 30, 2023 and 271,851,984 shares issued and 271,833,063 shares outstanding as of December 31, 2022	2,704	2,719
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 184,328,429 shares outstanding as of June 30, 2023 and 184,329,229 shares outstanding as of December 31, 2022	1,843	1,843
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	168,933	182,701
Accumulated deficit	(550,108)	(654,273)
	(376,628)	(467,010)
Treasury stock, at cost (18,921 Class A common shares at December 31, 2022)	—	—
Accumulated other comprehensive loss	(2,245)	(8,201)
Total Altice USA stockholders' deficiency	(378,873)	(475,211)
Noncontrolling interests	(24,260)	(28,701)
Total stockholders' deficiency	(403,133)	(503,912)
Total liabilities and stockholders' deficiency	$32,107,704	$33,664,966
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue (including revenue from affiliates of $604, $478, $682, and $1,116, respectively) (See Note 13)	$2,324,274	$2,463,014	$4,618,252	$4,884,911
Operating expenses:
Programming and other direct costs (including charges from affiliates of $3,080, $2,715, $5,722, and $7,333, respectively) (See Note 13)	762,280	819,011	1,533,999	1,647,804
Other operating expenses (including charges from affiliates of $5,119 , $3,037, $9,795, and $6,132, respectively) (See Note 13)	656,128	673,464	1,307,373	1,315,370
Restructuring expense and other operating items	5,178	2,673	34,850	6,051
Depreciation and amortization (including impairments)	418,705	446,125	834,917	881,474
	1,842,291	1,941,273	3,711,139	3,850,699
Operating income	481,983	521,741	907,113	1,034,212
Other income (expense):
Interest expense, net	(406,709)	(310,213)	(795,987)	(613,575)
Gain (loss) on investments, net	—	(325,601)	192,010	(476,374)
Gain (loss) on derivative contracts, net	—	219,114	(166,489)	320,188
Gain on interest rate swap contracts, net	61,165	39,868	46,736	163,015
Gain on extinguishment of debt and write-off of deferred financing costs	—	—	4,393	—
Other income (loss), net	(1,570)	2,521	8,635	4,951
	(347,114)	(374,311)	(710,702)	(601,795)
Income before income taxes	134,869	147,430	196,411	432,417
Income tax expense	(48,725)	(33,890)	(79,097)	(116,736)
Net income	86,144	113,540	117,314	315,681
Net income attributable to noncontrolling interests	(7,844)	(7,366)	(13,149)	(12,956)
Net income attributable to Altice USA, Inc. stockholders	$78,300	$106,174	$104,165	$302,725
Income per share:
Basic income per share	$0.17	$0.23	$0.23	$0.67
Basic weighted average common shares (in thousands)	454,688	453,230	454,687	453,230
Diluted income per share	$0.17	$0.23	$0.23	$0.67
Diluted weighted average common shares (in thousands)	454,688	453,230	455,139	453,230
Cash dividends declared per common share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$86,144	$113,540	$117,314	$315,681
Other comprehensive income (loss):
Defined benefit pension plans	5,954	(4,559)	7,408	(2,055)
Applicable income taxes	(1,611)	1,204	(2,004)	543
Defined benefit pension plans, net of income taxes	4,343	(3,355)	5,404	(1,512)
Foreign currency translation adjustment	740	61	552	(109)
Other comprehensive income (loss)	5,083	(3,294)	5,956	(1,621)
Comprehensive income	91,227	110,246	123,270	314,060
Comprehensive income attributable to noncontrolling interests	(7,844)	(7,366)	(13,149)	(12,956)
Comprehensive income attributable to Altice USA, Inc. stockholders	$83,383	$102,880	$110,121	$301,104

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Altice USA Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2023	$2,719	$1,843	$182,701	$(654,273)	$—	$(8,201)	$(475,211)	$(28,701)	$(503,912)
Net income attributable to stockholders	—	—	—	25,865	—	—	25,865	—	25,865
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	5,305	5,305
Pension liability adjustments, net of income taxes	—	—	—	—	—	1,061	1,061	—	1,061
Foreign currency translation adjustment	—	—	—	—	—	(188)	(188)	(2)	(190)
Share-based compensation expense (benefit)- equity classified	—	—	(8,718)	—	—	—	(8,718)	—	(8,718)
Change in noncontrolling interest	—	—	(14,166)	—	—	—	(14,166)	(8,027)	(22,193)
Other, net	(15)		(67)	—	—	—	(82)	—	(82)
Balance at March 31, 2023	2,704	1,843	159,750	(628,408)	—	(7,328)	(471,439)	(31,425)	(502,864)
Net income attributable to stockholders	—	—	—	78,300	—	—	78,300	—	78,300
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	7,844	7,844
Pension liability adjustments, net of income taxes	—	—	—	—	—	4,343	4,343	—	4,343
Foreign currency translation adjustment	—	—	—	—	—	740	740	(2)	738
Share-based compensation expense (equity classified)	—	—	9,091	—	—	—	9,091	—	9,091
Change in noncontrolling interest	—	—	175	—	—	—	175	400	575
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,077)	(1,077)
Other, net	—	—	(83)	—	—	—	(83)	—	(83)
Balance at June 30, 2023	$2,704	$1,843	$168,933	$(550,108)	$—	$(2,245)	$(378,873)	$(24,260)	$(403,133)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (Continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Altice USA Stockholders'Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2022	$2,703	$1,843	$18,005	$(848,836)	$—	$6,497	$(819,788)	$(51,114)	$(870,902)
Net income attributable to stockholders	—	—	—	196,551	—	—	196,551	—	196,551
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	5,590	5,590
Pension liability adjustments, net of income taxes	—	—	—	—	—	1,843	1,843	—	1,843
Foreign currency translation adjustment	—	—	—	—	—	(170)	(170)	—	(170)
Share-based compensation expense (equity classified)	—	—	40,512	—	—	—	40,512	—	40,512
Issuance of common shares pursuant to employee long term incentive plan	—	—	10	—	—	—	10	—	10
Balance at March 31, 2022	2,703	1,843	58,527	(652,285)	—	8,170	(581,042)	(45,524)	(626,566)
Net income attributable to stockholders	—	—	—	106,174	—	—	106,174	—	106,174
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	7,366	7,366
Pension liability adjustments, net of income taxes	—	—	—	—	—	(3,355)	(3,355)	—	(3,355)
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	61	61	—	61
Share-based compensation expense (equity classified)	—	—	41,680	—	—	—	41,680	—	41,680
Issuance of common shares pursuant to employee long term incentive plan	—	—	6	—	—	—	6	—	6
Balance at June 30, 2022	$2,703	$1,843	$100,213	$(546,111)	$—	$4,876	$(436,476)	$(38,158)	$(474,634)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$117,314	$315,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	834,917	881,474
Loss (gain) on investments	(192,010)	476,374
Loss (gain) on derivative contracts, net	166,489	(320,188)
Gain on extinguishment of debt and write-off of deferred financing costs	(4,393)	—
Amortization of deferred financing costs and discounts (premiums) on indebtedness	18,359	41,150
Share-based compensation	13,253	77,061
Deferred income taxes	(113,402)	(57,720)
Decrease in right-of-use assets	22,925	22,139
Provision for doubtful accounts	43,946	36,839
Other	9,188	(321)
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(10,611)	(790)
Prepaid expenses and other assets	(58,842)	6,689
Amounts due from and due to affiliates	31,213	(6,057)
Accounts payable and accrued liabilities	(22,816)	(1,527)
Deferred revenue	6,649	(1,906)
Interest rate swap contracts	(6,492)	(192,344)
Net cash provided by operating activities	855,687	1,276,554
Cash flows from investing activities:
Capital expenditures	(1,056,342)	(877,497)
Other, net	(1,578)	(610)
Net cash used in investing activities	(1,057,920)	(878,107)
Cash flows from financing activities:
Proceeds from long-term debt	1,900,000	460,000
Repayment of debt	(1,739,493)	(758,861)
Proceeds from derivative contracts in connection with the settlement of collateralized debt	38,902	—
Principal payments on finance lease obligations	(76,100)	(62,221)
Other, net	(7,974)	—
Net cash provided by (used in) financing activities	115,335	(361,082)
Net increase (decrease) in cash and cash equivalents	(86,898)	37,365
Effect of exchange rate changes on cash and cash equivalents	548	(110)
Net increase (decrease) in cash and cash equivalents	(86,350)	37,255
Cash, cash equivalents and restricted cash at beginning of year	305,751	195,975
Cash, cash equivalents and restricted cash at end of period	$219,401	$233,230
See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$219,121	$305,477
Restricted cash	273	267
Accounts receivable, trade (less allowance for doubtful accounts of $24,883 and $20,767, respectively)	332,657	365,992
Prepaid expenses and other current assets ($299 and $572 due from affiliates, respectively)	184,263	130,684
Derivative contracts	—	263,873
Investment securities pledged as collateral	—	1,502,145
Total current assets	736,314	2,568,438
Property, plant and equipment, net of accumulated depreciation of $7,999,028 and $7,785,397, respectively	7,963,047	7,500,780
Right-of-use operating lease assets	261,630	250,601
Other assets	270,208	259,681
Amortizable intangibles, net of accumulated amortization of $5,758,653 and $5,549,674, respectively	1,451,370	1,660,331
Indefinite-lived cable television franchises	13,216,355	13,216,355
Goodwill	8,208,773	8,208,773
Total assets	$32,107,697	$33,664,959

LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$979,288	$1,213,806
Interest payable	279,085	252,351
Accrued employee related costs	135,505	139,328
Deferred revenue	87,506	80,559
Debt	1,111,144	2,075,077
Other current liabilities ($51,797 and $20,857 due to affiliates, respectively)	414,849	278,580
Total current liabilities	3,007,377	4,039,701
Other liabilities	231,463	274,623
Deferred tax liability	4,978,917	5,090,294
Right-of-use operating lease liability	276,142	260,237
Long-term debt, net of current maturities	24,003,953	24,512,656
Total liabilities	32,497,852	34,177,511
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	21,618	—

Member's deficiency (100 membership units issued and outstanding)	(385,268)	(475,650)
Accumulated other comprehensive loss	(2,245)	(8,201)
Total member's deficiency	(387,513)	(483,851)
Noncontrolling interests	(24,260)	(28,701)
Total deficiency	(411,773)	(512,552)
Total liabilities and member's deficiency	$32,107,697	$33,664,959

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue (including revenue from affiliates of $604, $478, $682, and $1,116, respectively) (See Note 13)	$2,324,274	$2,463,014	$4,618,252	$4,884,911
Operating expenses:
Programming and other direct costs (including charges from affiliates of $3,080, $2,715, $5,722, and $7,333, respectively) (See Note 13)	762,280	819,011	1,533,999	1,647,804
Other operating expenses (including charges from affiliates of $5,119 , $3,037, $9,795, and $6,132, respectively) (See Note 13)	656,128	673,464	1,307,373	1,315,370
Restructuring expense and other operating items	5,178	2,673	34,850	6,051
Depreciation and amortization (including impairments)	418,705	446,125	834,917	881,474
	1,842,291	1,941,273	3,711,139	3,850,699
Operating income	481,983	521,741	907,113	1,034,212
Other income (expense):
Interest expense, net	(406,709)	(310,213)	(795,987)	(613,575)
Gain (loss) on investments, net	—	(325,601)	192,010	(476,374)
Gain (loss) on derivative contracts, net	—	219,114	(166,489)	320,188
Gain on interest rate swap contracts, net	61,165	39,868	46,736	163,015
Gain on extinguishment of debt and write-off of deferred financing costs	—	—	4,393	—
Other income (loss), net	(1,570)	2,521	8,635	4,951
	(347,114)	(374,311)	(710,702)	(601,795)
Income before income taxes	134,869	147,430	196,411	432,417
Income tax expense	(48,725)	(33,890)	(79,097)	(116,736)
Net income	86,144	113,540	117,314	315,681
Net income attributable to noncontrolling interests	(7,844)	(7,366)	(13,149)	(12,956)
Net income attributable to CSC Holdings, LLC sole member	$78,300	$106,174	$104,165	$302,725

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$86,144	$113,540	$117,314	$315,681
Other comprehensive income (loss):
Defined benefit pension plans	5,954	(4,559)	7,408	(2,055)
Applicable income taxes	(1,611)	1,204	(2,004)	543
Defined benefit pension plans, net of income taxes	4,343	(3,355)	5,404	(1,512)
Foreign currency translation adjustment	740	61	552	(109)
Other comprehensive income (loss)	5,083	(3,294)	5,956	(1,621)
Comprehensive income	91,227	110,246	123,270	314,060
Comprehensive income attributable to noncontrolling interests	(7,844)	(7,366)	(13,149)	(12,956)
Comprehensive income attributable to CSC Holdings, LLC's sole member	$83,383	$102,880	$110,121	$301,104

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S DEFICIENCY
(In thousands)
(Unaudited)

	Member's Deficiency	Accumulated Other Comprehensive Income (Loss)	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2023	$(475,650)	$(8,201)	$(483,851)	$(28,701)	$(512,552)
Net income attributable to CSC Holdings' sole member	25,865	—	25,865	—	25,865
Net income attributable to noncontrolling interests	—	—	—	5,305	5,305
Pension liability adjustments, net of income taxes	—	1,061	1,061	—	1,061
Foreign currency translation adjustment	—	(188)	(188)	(2)	(190)
Share-based compensation expense (benefit)- equity classified	(8,718)	—	(8,718)	—	(8,718)
Change in noncontrolling interest	(14,166)	—	(14,166)	(8,027)	(22,193)
Other, net	(82)	—	(82)	—	(82)
Balance at March 31, 2023	(472,751)	(7,328)	(480,079)	(31,425)	(511,504)
Net income attributable to CSC Holdings' sole member	78,300	—	78,300		78,300
Net income attributable to noncontrolling interests	—	—	—	7,844	7,844
Pension liability adjustments, net of income taxes	—	4,343	4,343	—	4,343
Foreign currency translation adjustment	—	740	740	(2)	738
Share-based compensation expense (benefit)- equity classified	9,091	—	9,091	—	9,091
Distributions to noncontrolling interests	—	—	—	(1,077)	(1,077)
Change in noncontrolling interest	175	—	175	400	575
Other, net	(83)	—	(83)	—	(83)
Balance at June 30, 2023	$(385,268)	$(2,245)	$(387,513)	$(24,260)	$(411,773)

	Member's Deficiency	Accumulated Other Comprehensive Income	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2022	$(848,156)	$6,497	$(841,659)	$(51,114)	$(892,773)
Net income attributable to CSC Holdings' sole member	196,551	—	196,551	—	196,551
Net income attributable to noncontrolling interests	—	—	—	5,590	5,590
Pension liability adjustments, net of income taxes	—	1,843	1,843	—	1,843
Foreign currency translation adjustment	—	(170)	(170)	—	(170)
Share-based compensation expense (equity classified)	40,512	—	40,512	—	40,512
Non-cash contribution from parent	11	—	11	—	11
Balance at March 31, 2022	(611,082)	8,170	(602,912)	(45,524)	(648,436)
Net income attributable to CSC Holdings' sole member	106,174	—	106,174	—	106,174
Net income attributable to noncontrolling interests	—	—	—	7,366	7,366
Pension liability adjustments, net of income taxes	—	(3,355)	(3,355)	—	(3,355)
Foreign currency translation adjustment	—	61	61	—	61
Share-based compensation expense (equity classified)	41,680	—	41,680	—	41,680
Other	5	—	5	—	5
Balance at June 30, 2022	$(463,223)	$4,876	$(458,347)	$(38,158)	$(496,505)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$117,314	$315,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	834,917	881,474
Loss (gain) on investments	(192,010)	476,374
Loss (gain) on derivative contracts, net	166,489	(320,188)
Gain on extinguishment of debt and write-off of deferred financing costs	(4,393)	—
Amortization of deferred financing costs and discounts (premiums) on indebtedness	18,359	41,150
Share-based compensation	13,253	77,061
Deferred income taxes	(113,402)	(57,720)
Decrease in right-of-use assets	22,925	22,139
Provision for doubtful accounts	43,946	36,839
Other	9,188	(321)
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(10,611)	(790)
Prepaid expenses and other assets	(58,842)	6,689
Amounts due from and due to affiliates	31,213	(6,057)
Accounts payable and accrued liabilities	(22,816)	(1,527)
Deferred revenue	6,649	(1,906)
Interest rate swap contracts	(6,492)	(192,344)
Net cash provided by operating activities	855,687	1,276,554
Cash flows from investing activities:
Capital expenditures	(1,056,342)	(877,497)
Other, net	(1,578)	(610)
Net cash used in investing activities	(1,057,920)	(878,107)
Cash flows from financing activities:
Proceeds from long-term debt	1,900,000	460,000
Repayment of debt	(1,739,493)	(758,861)
Proceeds from derivative contracts in connection with the settlement of collateralized debt	38,902	—
Principal payments on finance lease obligations	(76,100)	(62,221)
Other, net	(7,974)	—
Net cash provided by (used in) financing activities	115,335	(361,082)
Net increase (decrease) in cash and cash equivalents	(86,898)	37,365
Effect of exchange rate changes on cash and cash equivalents	548	(110)
Net increase (decrease) in cash and cash equivalents	(86,350)	37,255
Cash, cash equivalents and restricted cash at beginning of year	305,744	193,418
Cash, cash equivalents and restricted cash at end of period	$219,394	$230,673
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 1.    DESCRIPTION OF BUSINESS AND RELATED MATTERS
The Company and Related Matters
Altice USA, Inc. ("Altice USA") was incorporated in Delaware on September 14, 2015. Altice USA is majority-owned by Patrick Drahi through Next Alt S.à r.l. ("Next Alt"). Patrick Drahi also controls Altice Group Lux S.à r.l, formerly Altice Europe N.V. ("Altice Europe") and its subsidiaries and other entities.
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
NOTE 4.    REVENUE
The following table presents the composition of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Residential:
Broadband	$965,865	$1,002,680	$1,922,910	$1,988,197
Video	775,138	841,549	1,545,739	1,683,436
Telephony	76,069	84,621	153,750	169,855
Mobile (a)	18,147	16,863	33,673	31,805
Residential revenue	1,835,219	1,945,713	3,656,072	3,873,293
Business services and wholesale (a)	364,704	371,613	728,345	739,243
News and advertising	113,465	133,250	212,202	247,925
Other (a)	10,886	12,438	21,633	24,450
Total revenue	$2,324,274	$2,463,014	$4,618,252	$4,884,911

(a)Beginning in the second quarter of 2023, mobile service revenue previously included in mobile revenue is now separately reported in residential revenue and business services revenue. In addition, mobile equipment revenue previously included in mobile revenue is now included in other revenue. Prior period amounts have been revised to conform with this presentation.
The Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers. In instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three and six months ended June 30, 2023, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $55,247 and $111,702, respectively. For the three and six months ended June 30, 2022, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $58,573 and $117,661, respectively.
Customer Contract Costs
Deferred enterprise sales commission costs are included in other current and noncurrent assets in the consolidated balance sheets and totaled $18,172 and $17,511 as of June 30, 2023 and December 31, 2022, respectively.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Concentration of Credit Risk
The Company did not have a single customer that represented 10% or more of its consolidated revenues for the three and six months ended June 30, 2023 and 2022 or 10% or more of its consolidated net trade receivables at June 30, 2023 and December 31, 2022, respectively.
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
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income per share attributable to Altice USA stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Basic weighted average shares outstanding	454,688	453,230	454,687	453,230
Effect of dilution:
Restricted stock	—	—	122	—
Deferred cash-denominated awards (Note 12)	—	—	330	—
Diluted weighted average shares outstanding	454,688	453,230	455,139	453,230

Weighted average shares excluded from diluted weighted average shares outstanding:
Anti-dilutive shares	43,740	57,921	47,121	58,160
Share-based compensation awards whose performance metrics have not been achieved	24,795	7,445	15,907	7,574
Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Altice USA.
NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
The Company's non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2023	2022
Non-Cash Investing and Financing Activities:
Altice USA and CSC Holdings:
Property and equipment accrued but unpaid	$343,903	$341,313
Notes payable issued for the purchase of equipment and other assets	97,235	51,501
Right-of-use assets acquired in exchange for finance lease obligations	83,652	94,771
Other non-cash investing and financing transactions	516	—
Supplemental Data:
Altice USA and CSC Holdings:
Cash interest paid, net of capitalized interest	746,856	565,542
Income taxes paid, net	120,189	173,317

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
NOTE 7.    INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired amortizable intangible assets:

	As of June 30, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,123,586	$(4,690,651)	$1,432,935	$6,123,586	$(4,484,286)	$1,639,300	3 to 18 years
Trade names	1,024,300	(1,019,082)	5,218	1,024,300	(1,018,212)	6,088	4 to 10 years
Other amortizable intangibles	62,137	(48,920)	13,217	62,119	(47,176)	14,943	1 to 15 years
	$7,210,023	$(5,758,653)	$1,451,370	$7,210,005	$(5,549,674)	$1,660,331

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization expense related to amortizable intangible assets	$103,175	$145,437	$208,870	$292,592

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
NOTE 8.    DEBT
The following table provides details of the Company's outstanding debt:

		Interest Rate	June 30, 2023		December 31, 2022
Date Issued	Maturity Date		Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
May 23, 2014	June 1, 2024	5.250%	$750,000	$734,322	$750,000	$726,343
October 18, 2018	April 1, 2028	7.500%	4,118	4,114	4,118	4,113
November 27, 2018	April 1, 2028	7.500%	1,045,882	1,044,839	1,045,882	1,044,752
July 10 and October 7, 2019	January 15, 2030	5.750%	2,250,000	2,277,736	2,250,000	2,279,483
June 16 and August 17, 2020	December 1, 2030	4.625%	2,325,000	2,361,122	2,325,000	2,363,082
May 13, 2021	November 15, 2031	5.000%	500,000	498,449	500,000	498,375
			6,875,000	6,920,582	6,875,000	6,916,148
CSC Holdings Senior Guaranteed Notes:
September 23, 2016	April 15, 2027	5.500%	1,310,000	1,307,393	1,310,000	1,307,091
January 29, 2018	February 1, 2028	5.375%	1,000,000	995,500	1,000,000	995,078
January 24, 2019	February 1, 2029	6.500%	1,750,000	1,747,942	1,750,000	1,747,795
June 16, 2020	December 1, 2030	4.125%	1,100,000	1,096,284	1,100,000	1,096,077
August 17, 2020	February 15, 2031	3.375%	1,000,000	997,404	1,000,000	997,258
May 13, 2021	November 15, 2031	4.500%	1,500,000	1,495,367	1,500,000	1,495,144
April 25, 2023	May 15, 2028	11.250%	1,000,000	993,564	—	—
			8,660,000	8,633,454	7,660,000	7,638,443
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility (b) (c)		7.497%	825,000	821,175	1,575,000	1,570,730
Term Loan B (g)	July 17, 2025	7.443%	1,528,162	1,525,580	1,535,842	1,532,644
Incremental Term Loan B-3 (g)	January 15, 2026	7.443%	524,379	523,439	527,014	525,883
Incremental Term Loan B-5 (g)	April 15, 2027	7.693%	2,902,500	2,889,499	2,917,500	2,902,921
Incremental Term Loan B-6	January 15, 2028	9.647%	1,996,937	1,954,538	2,001,942	1,955,839
			7,776,978	7,714,231	8,557,298	8,488,017
Lightpath Senior Notes:
September 29, 2020	September 15, 2028	5.625%	415,000	408,601	415,000	408,090
Lightpath Senior Secured Notes:
September 29, 2020	September 15, 2027	3.875%	450,000	443,715	450,000	443,046
Lightpath Term Loan:	November 30, 2027	8.443%	585,000	573,671	588,000	575,478
Lightpath Revolving Credit Facility		(e)	—	—	—	—
			1,450,000	1,425,987	1,453,000	1,426,614
Collateralized indebtedness (see Note 9) (f)			—	—	1,759,017	1,746,281
Finance lease obligations			252,147	252,147	244,595	244,595
Notes payable and supply chain financing (d)			168,696	168,696	127,635	127,635
			25,182,821	25,115,097	26,676,545	26,587,733
Less: current portion of credit facility debt			(76,648)	(76,648)	(71,643)	(71,643)
Less: current portion of senior notes			(750,000)	(734,322)	—	—
Less: current portion of collateralized indebtedness (f)			—	—	(1,759,017)	(1,746,281)
Less: current portion of finance lease obligations			(131,478)	(131,478)	(129,657)	(129,657)
Less: current portion of notes payable and supply chain financing			(168,696)	(168,696)	(127,496)	(127,496)
			(1,126,822)	(1,111,144)	(2,087,813)	(2,075,077)
Long-term debt			$24,055,999	$24,003,953	$24,588,732	$24,512,656

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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
(b)At June 30, 2023, $139,436 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $1,510,564 of the facility was undrawn and available, subject to covenant limitations. The revolving credit facility is due on the earlier of (i) July 13, 2027 and (ii) April 17, 2025 if, as of such date, any Term Loan B borrowings are still outstanding, unless the Term Loan B maturity date has been extended to a date falling after July 13, 2027. The CSC Holdings' Incremental Term Loan B-6 that is due on the earlier of (i) January 15, 2028 and (ii) April 15, 2027 if, as of such date, any Incremental Term Loan B-5 borrowings are still outstanding, unless the Incremental Term Loan B-5 maturity date has been extended to a date falling after January 15, 2028.
(c)The revolving credit facility provides for commitments in an aggregate principal amount of $2,475,000 and is priced at Secured Overnight Financing Rate ("SOFR") plus 2.25%.
(d)Includes $168,281 related to supply chain financing agreements that is required to be repaid within one year from the date of the respective agreement.
(e)There were no borrowings outstanding under the Lightpath Revolving Credit Facility which provides for commitments in an aggregate principal amount of $100,000.
(f)The indebtedness was collateralized by shares of Comcast common stock. In January 2023, the Company settled this debt by delivering shares of Comcast common stock and the related equity derivative contracts. See Note 9.
(g)Pursuant to the term loan agreement, the interest rate on outstanding borrowings subsequent to the phase-out of London Interbank Offered Rate ("LIBOR") as of June 30, 2023, is Synthetic USD LIBOR, calculated as Term SOFR plus the spread adjustment for the corresponding LIBOR setting, being 0.11448% (1 month), 0.26161% (3 month) and 0.42826% (6 month), until September 30, 2024.
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
Senior Guaranteed Notes
In April 2023, CSC Holdings issued $1,000,000 in aggregate principal amount of senior guaranteed notes that bear interest at a rate of 11.250% and mature on May 15, 2028. The Company used the proceeds to repay outstanding borrowings drawn under the Revolving Credit Facility.
As of June 30, 2023, CSC Holdings and Lightpath were in compliance with applicable financial covenants under their respective credit facilities and with applicable financial covenants under each respective indenture by which the senior guaranteed notes, senior secured notes and senior notes were issued.
Lightpath Credit Facility
In June 2023, Lightpath entered into an amendment (the "First Amendment") under its existing credit facility agreement to replace LIBOR-based benchmark rates with SOFR-based benchmark rates. The First Amendment provides for interest on borrowings under its term loan and revolving credit facility to be calculated for any (i) SOFR loan, at a rate per annum equal to the Term SOFR (plus spread adjustments of 0.11448%, 0.26161% and 0.42826% for interest periods of one, three and six months, respectively) or (ii) the alternate base rate loan, at the alternative base rate as applicable, plus the applicable margin in each case, where the applicable margin is 2.25% per annum with respect to any alternate base rate loan and 3.25% per annum with respect to any SOFR loan.
Supply Chain Financing Arrangement
The Company has a supply chain financing arrangement with a financial institution with credit availability of $175,000 that is used to finance certain of its property and equipment purchases. This arrangement extends the Company's repayment terms beyond a vendor’s original invoice due dates (for up to one year) and as such are

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
classified as debt on our consolidated balance sheets. Amounts outstanding under this arrangement amounted to $168,281 and $123,880 as of June 30, 2023 and December 31, 2022, respectively.
Summary of Debt Maturities
The future principal payments under the Company's various debt obligations outstanding as of June 30, 2023, including notes payable and supply chain financing, but excluding finance lease obligations, are as follows:

2023	$118,277
2024	915,391
2025 (a)	2,391,414
2026	567,223
2027	5,141,519
Thereafter (b)	15,796,850

(a)Includes $825,000 principal amount related to the CSC Holdings' revolving credit facility that is due on the earlier of (i) July 13, 2027 and (ii) April 17, 2025 if, as of such date, any Term Loan B borrowings are still outstanding, unless the Term Loan B maturity date has been extended to a date falling after July 13, 2027.
(b)Includes $1,996,937 principal amount related to the CSC Holdings' Incremental Term Loan B-6 that is due on the earlier of (i) January 15, 2028 and (ii) April 15, 2027 if, as of such date, any Incremental Term Loan B-5 borrowings are still outstanding, unless the Incremental Term Loan B-5 maturity date has been extended to a date falling after January 15, 2028.
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
As of June 30, 2023, the Company did not hold and has not issued equity derivative instruments for trading or speculative purposes.
Interest Rate Swap Contracts
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are not designated as a hedges for accounting purposes and are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at
		June 30, 2023	December 31, 2022
Asset Derivatives:
Prepaid forward contracts (a)	Derivative contracts	$—	$263,873
Interest rate swap contracts	Other assets, long-term	192,113	185,622
		$192,113	$449,495

(a)In January 2023, the Company settled its outstanding collateralized indebtedness by delivering the Comcast shares it held and the related equity derivative contracts.
The following table presents certain consolidated statement of operations data related to our derivative contracts and the underlying Comcast common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gain (loss) on derivative contracts related to change in the value of equity derivative contracts related to Comcast common stock	$—	$219,114	$(166,489)	$320,188
Change in the fair value of Comcast common stock included in gain (loss) on investments	—	(325,601)	192,010	(476,374)
Gain on interest rate swap contracts, net	61,165	39,868	46,736	163,015
Interest Rate Swap Contract
In connection with the phase-out of LIBOR as of June 30, 2023, the Company entered into amendments to its existing interest rate swap contracts that transitioned the reference rates from LIBOR to SOFR.
The following is a summary of the terms of the interest rate swap contracts at June 30, 2023:

	Notional Amount	Prior to Amendments		Subsequent to Amendments
Maturity Date		Company Pays	Company Receives	Company Pays	Company Receives

CSC Holdings:
January 2025 (a)	$500,000	Fixed rate of 1.53%	Three-month LIBOR	Fixed rate of 1.3281%	One-month SOFR
January 2025 (a)	500,000	Fixed rate of 1.625%	Three-month LIBOR	Fixed rate of 1.4223%	One-month SOFR
January 2025 (a)	500,000	Fixed rate of 1.458%	Three-month LIBOR	Fixed rate of 1.2567%	One-month SOFR
December 2026 (b)	750,000	Fixed rate of 2.9155%	Three-month LIBOR	Fixed rate of 2.7129%	One-month SOFR
December 2026 (b)	750,000	Fixed rate of 2.9025%	Three-month LIBOR	Fixed rate of 2.6999%	One-month SOFR
Lightpath:
December 2026 (a)	300,000	Fixed rate of 2.161%	One-month LIBOR	Fixed rate of 2.11%	One-month SOFR

(a)Amended rates effective June 15, 2023.
(b)Amended rates effective July 17, 2023.
In April 2023, Lightpath entered into an interest rate swap contract, effective June 2023 on a notional amount of $180,000, whereby Lightpath pays interest of 3.523% through December 2026 and receives interest based on one-month SOFR. This swap contract is also not designated as a hedge for accounting purposes. Accordingly, this contract is carried at its fair market value on our consolidated balance sheet, with changes in fair value reflected in the consolidated statements of operations.

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
The following table presents the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis and their classification under the fair value hierarchy:

	Fair Value Hierarchy	June 30, 2023	December 31, 2022
Assets:
Money market funds	Level I	$86,067	$141,137
Investment securities pledged as collateral (a)	Level I	—	1,502,145
Prepaid forward contracts (a)	Level II	—	263,873
Interest rate swap contracts	Level II	192,113	185,622
Liabilities:
Contingent consideration related to acquisition	Level III	2,073	8,383

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
The fair values of the contingent consideration as of June 30, 2023 and December 31, 2022 relate to an acquisition in the third quarter of 2022 and were determined using a probability assessment of the contingent payment for the respective periods.
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
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized below:

		June 30, 2023		December 31, 2022
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

Credit facility debt	Level II	$8,287,902	$8,361,978	$9,063,495	$9,145,298
Collateralized indebtedness (b)	Level II	—	—	1,746,281	1,731,771
Senior guaranteed notes and senior secured notes	Level II	9,077,169	7,116,168	8,081,489	6,154,075
Senior notes	Level II	7,329,183	3,933,740	7,324,238	4,531,300
Notes payable and supply chain financing	Level II	168,696	168,696	127,635	127,608
		$24,862,950	$19,580,582	$26,343,138	$21,690,052

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
For the three and six months ended June 30, 2023, the Company recorded a tax expense of $48,725 and $79,097 on pre-tax income of $134,869 and $196,411, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to the impact of certain non-deductible expenses, state tax expense, and tax deficiencies on share-based compensation.
For the three and six months ended June 30, 2022, the Company recorded a tax expense of $33,890 and $116,736 on pre-tax income of $147,430 and $432,417, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and state tax expense.
NOTE 12.    SHARE-BASED COMPENSATION
The following table presents share-based compensation expense (benefit) recognized by the Company and unrecognized compensation cost:

	Share-Based Compensation				Unrecognized Compensation Cost as of June 30, 2023
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Awards issued pursuant to LTIP:
Stock option awards (a)	$(1,082)	$19,910	$(6,667)	$42,407	$16,748
Performance stock units (a)	(608)	1,601	(7,806)	3,627	14,843
Restricted share units	9,521	15,018	12,917	31,027	78,649
Other	8,045	—	14,809	—	59,338
	$15,876	$36,529	$13,253	$77,061	$169,578

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
(a)The benefit for the six months ended June 30, 2023 include credits due to the modification of awards to certain former executive officers and forfeitures.
Stock Option Awards
The following table summarizes activity related to stock options granted to Company employees:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)
Balance at December 31, 2022	51,075,675	$20.27	7.73	$184
Granted	640	4.69
Forfeited	(1,874,327)	20.22
Exchanged and canceled (b)	(24,015,508)	20.72
Balance at June 30, 2023	25,186,480	$19.84	6.74	$—
Options exercisable at June 30, 2023	14,660,985	$23.04	5.60	$—

(a)The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of Altice USA's Class A common stock at the respective date.
(b)Options exchanged and canceled in connection with the Company's stock option exchange program discussed below.
As of June 30, 2023, the total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately 2.49 years.
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
Performance Stock Units
The following table summarizes activity related to performance stock units ("PSUs") granted to Company employees:

Number of PSUs
Balance at December 31, 2022	5,179,359
Forfeited	(260,307)
Balance at June 30, 2023	4,919,052
The PSUs have a weighted average grant date fair value of $7.03 per unit. The total unrecognized compensation cost related to the outstanding PSUs is expected to be recognized over a weighted-average period of approximately 2.58 years.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Restricted Share Units
The following table summarizes activity related to restricted share units granted to Company employees:

Number of Units
Balance at December 31, 2022	7,495,388
Granted (including 3,430,433 in connection with Exchange Offer) (a)	13,328,238
Vested	(142,056)
Forfeited	(891,261)
Balance at June 30, 2023	19,790,309

(a)In March 2023, the Company granted 6,460,792 RSUs to certain employees and directors pursuant to the 2017 LTIP with an aggregate fair value of $21,823 ($3.38 per share) which are being expensed over the vesting period. Most of these awards vest over three years in 33-1/3 annual increments.
Deferred Cash-Denominated Awards
Pursuant to the Exchange Offer, the Company granted $34,309 DCAs, which will be settled in shares of the Company's class A common stock, or cash, at the Company's option. The DCAs vest over a two-year period. As of June 30, 2023, $34,011 awards were outstanding.
Cash Performance Awards
In 2023, the Company granted deferred cash performance awards which cliff vest in three years. The payout of these awards can range from 0% to 200% of the target value based on the Company’s achievement of certain revenue and adjusted EBITDA targets during a three year performance period. These awards will be settled in shares of the Company's class A common stock, or cash, at the Company's option. As of June 30, 2023, $33,666 awards were outstanding.
Lightpath Plan Awards
As of June 30, 2023, 493,890 Class A-1 management incentive units and 279,956 Class A-2 management incentive units ("Award Units") granted to certain employees of Lightpath were outstanding. Vested units will be redeemed upon a partial exit, a change in control or the completion of an initial public offering, as defined in the Lightpath Holdings LLC agreement. The grant date fair value of the Award Units granted and outstanding aggregated $31,936 as of June 30, 2023 and will be expensed in the period in which a partial exit or a liquidity event is consummated.
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
The following table summarizes the revenue and expenses related to services provided to or received from affiliates and related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$604	$478	$682	$1,116
Operating expenses:
Programming and other direct costs	(3,080)	(2,715)	(5,722)	(7,333)
Other operating expenses, net	(5,119)	(3,037)	(9,795)	(6,132)
Operating expenses, net	(8,199)	(5,752)	(15,517)	(13,465)
Net charges	$(7,595)	$(5,274)	$(14,835)	$(12,349)
Capital expenditures	$34,758	$28,255	$62,892	$40,093

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
Capital expenditures
Capital expenditures primarily include costs for equipment purchased and software development services provided by subsidiaries of Altice Europe.
Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	June 30, 2023	December 31, 2022
Due from:
Altice Europe	$299	$529
Other affiliates and related parties	—	43
	$299	$572
Due to:
Altice Europe	$48,750	$19,211
Other affiliates and related parties	3,047	1,646
	$51,797	$20,857

Amounts due from affiliates presented in the table above represent amounts due for services provided to the respective related party. Amounts due to affiliates presented in the table above and included in other current liabilities in the accompanying balance sheets relate to the purchase of equipment and advertising services, as well as reimbursement for payments made on our behalf.
CSC Holdings
During the three and six months ended June 30, 2023, CSC Holdings made cash equity distribution payments to its parent of $83 and $166, respectively.
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
Overview
Our Business
We principally provide broadband communications and video services in the United States and market our services primarily under the Optimum brand. We deliver broadband, video, telephony, and mobile services to residential and business customers across our footprint. Our footprint extends across 21 states (primarily in the New York metropolitan area and various markets in the south-central United States) through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a FTTH network. Additionally, we offer news programming and advertising services.
Key Factors Impacting Operating Results and Financial Condition
Our future performance is dependent, to a large extent, on the impact of direct competition, general economic conditions (including capital and credit market conditions), our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers. For more information, see "Risk Factors" and "Business-Competition" included in our Annual Report on Form 10-K for the year ended December 31, 2022 and the cautionary statement regarding forward-looking statements included in this Quarterly Report.
We derive revenue principally through monthly charges to residential customers of our broadband, video, telephony and mobile services. We also derive revenue from digital video recorder, video-on-demand ("VOD"), pay-per-view, installation and home shopping commissions. Our residential broadband, video, telephony and mobile services accounted for approximately 42%, 33%, 3%, and 1% respectively, of our consolidated revenue for the six months ended June 30, 2023. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and small and medium-sized business ("SMB") customers, including broadband, telephony, networking, video, and mobile services. For the six months ended June 30, 2023, 16% of our consolidated revenue was derived from these business services. In addition, we derive revenues from the sale of advertising time available on the programming carried on our cable television systems, digital advertising, branded content, affiliation fees for news programming, and data analytics, which accounted for approximately 5% of our consolidated revenue for the six months ended June 30, 2023. Our other revenue, which includes mobile equipment revenue, for the six months ended June 30, 2023 accounted for less than 1% of our consolidated revenue.
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
We operate in a highly competitive consumer-driven industry and we compete against a variety of broadband, video, mobile, fixed wireless broadband and fixed-line telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, fiber-based service providers, satellite delivered video signals, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. Our competitors include AT&T, Inc., DirecTV, DISH Network Corporation, Frontier Communications Corporation, Lumen Technologies, Inc., T-Mobile US, Inc., and Verizon Communications Inc. Consumers' selection of an alternate source of service, whether due to economic constraints, technological advances, or preference, negatively impacts the demand for our services. For more information on our competitive landscape, see "Risk Factors" and "Business-Competition" included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Historically, we have made substantial investments in our network and the development of new and innovative products and other service offerings for our customers as a way of differentiating ourselves from our competitors and we expect to do so in the future. Our ongoing FTTH network build enables us to deliver multi-gig broadband speeds to FTTH customers in order to meet the growing data needs of residential and business customers. In addition, we have launched a full service mobile offering to consumers across our footprint. We may incur greater than anticipated capital expenditures in connection with these initiatives, fail to realize anticipated benefits, experience delays and business disruptions or encounter other challenges to executing them as planned. See "Liquidity and Capital Resources- Capital Expenditures" for additional information regarding our capital expenditures.
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

Results of Operations - Altice USA (unaudited)

	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
	2023	2022		2023	2022
Revenue:
Broadband	$965,865	$1,002,680	$(36,815)	$1,922,910	$1,988,197	$(65,287)
Video	775,138	841,549	(66,411)	1,545,739	1,683,436	(137,697)
Telephony	76,069	84,621	(8,552)	153,750	169,855	(16,105)
Mobile (a)	18,147	16,863	1,284	33,673	31,805	1,868
Residential revenue (a)	1,835,219	1,945,713	(110,494)	3,656,072	3,873,293	(217,221)
Business services and wholesale (a)	364,704	371,613	(6,909)	728,345	739,243	(10,898)
News and advertising	113,465	133,250	(19,785)	212,202	247,925	(35,723)
Other (a)	10,886	12,438	(1,552)	21,633	24,450	(2,817)
Total revenue	2,324,274	2,463,014	(138,740)	4,618,252	4,884,911	(266,659)
Operating expenses:
Programming and other direct costs	762,280	819,011	56,731	1,533,999	1,647,804	113,805
Other operating expenses	656,128	673,464	17,336	1,307,373	1,315,370	7,997
Restructuring expense and other operating items	5,178	2,673	(2,505)	34,850	6,051	(28,799)
Depreciation and amortization (including impairments)	418,705	446,125	27,420	834,917	881,474	46,557
Operating income	481,983	521,741	(39,758)	907,113	1,034,212	(127,099)
Other income (expense):
Interest expense, net	(406,709)	(310,213)	(96,496)	(795,987)	(613,575)	(182,412)
Gain (loss) on investments, net	—	(325,601)	325,601	192,010	(476,374)	668,384
Gain (loss) on derivative contracts, net	—	219,114	(219,114)	(166,489)	320,188	(486,677)
Gain on interest rate swap contracts, net	61,165	39,868	21,297	46,736	163,015	(116,279)
Gain on extinguishment of debt and write-off of deferred financing costs	—	—	—	4,393	—	4,393
Other income (loss), net	(1,570)	2,521	(4,091)	8,635	4,951	3,684
Income before income taxes	134,869	147,430	(12,561)	196,411	432,417	(236,006)
Income tax expense	(48,725)	(33,890)	(14,835)	(79,097)	(116,736)	37,639
Net income	86,144	113,540	(27,396)	117,314	315,681	(198,367)
Net income attributable to noncontrolling interests	(7,844)	(7,366)	(478)	(13,149)	(12,956)	(193)
Net income attributable to Altice USA, Inc. stockholders	$78,300	$106,174	$(27,874)	$104,165	$302,725	$(198,560)

(a)Beginning in the second quarter of 2023, mobile service revenue previously included in mobile revenue is now separately reported in residential revenue and business services revenue. In addition, mobile equipment revenue previously included in mobile revenue is now included in other revenue. Prior period amounts have been revised to conform with this presentation.

The following is a reconciliation of net income to Adjusted EBITDA and Operating Free Cash Flow (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$86,144	$113,540	$117,314	$315,681
Income tax expense	48,725	33,890	79,097	116,736
Other loss (income), net	1,570	(2,521)	(8,635)	(4,951)
Gain on interest rate swap contracts, net	(61,165)	(39,868)	(46,736)	(163,015)
Loss (gain) on derivative contracts, net	—	(219,114)	166,489	(320,188)
Loss (gain) on investments, net	—	325,601	(192,010)	476,374
Gain on extinguishment of debt and write-off of deferred financing costs	—	—	(4,393)	—
Interest expense, net	406,709	310,213	795,987	613,575
Depreciation and amortization	418,705	446,125	834,917	881,474
Restructuring expense and other operating items	5,178	2,673	34,850	6,051
Share-based compensation	15,876	36,529	13,253	77,061
Adjusted EBITDA	921,742	1,007,068	1,790,133	1,998,798
Capital expenditures (cash)	473,445	485,126	1,056,342	877,497
Operating Free Cash Flow	$448,297	$521,942	$733,791	$1,121,301
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net cash flows from operating activities	$438,841	$676,335	$855,687	$1,276,554
Less: Capital expenditures (cash)	473,445	485,126	1,056,342	877,497
Free Cash Flow (Deficit)	$(34,604)	$191,209	$(200,655)	$399,057

The following table sets forth certain customer metrics for the Company (unaudited):

	June 30, 2023	March 31, 2023	June 30, 2022

	(in thousands)
Total passings (a)	9,578.6	9,512.2	9,363.1
Total customer relationships (b)	4,810.5	4,853.3	4,947.3
Residential	4,429.5	4,472.4	4,564.2
SMB	381.0	380.9	383.1
Residential customers:
Broadband	4,227.0	4,263.7	4,333.6
Video	2,312.2	2,380.5	2,574.2
Telephony	1,640.8	1,703.5	1,886.9
Penetration of total passings (c)	50.2%	51.0%	52.8%
Average revenue per user ("ARPU") (d)	$137.44	$135.32	$141.36

Total mobile lines (e)	264.2	247.9	231.3

FTTH total passings (f)	2,659.5	2,373.0	1,587.1
FTTH customer relationships (g)	249.7	209.9	104.4
FTTH Residential	245.9	207.2	103.7
FTTH SMB	3.9	2.7	0.7
Penetration of FTTH total passings (h)	9.4%	8.8%	6.6%

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
(d)Calculated by dividing the average monthly revenue for the respective quarter (fourth quarter for annual periods) derived from the sale of broadband, video, telephony and mobile services to residential customers by the average number of total residential customers for the same period and excludes mobile-only customer relationships. ARPU amounts for prior periods have been adjusted to include mobile service revenue.
(e)Includes approximately 200, 23,000 and 35,800 customers receiving free service as of June 30, 2023, March 31, 2023 and June 30, 2022, respectively.
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

(h)Represents the number of total FTTH customer relationships divided by FTTH total passings.
Comparison of Results for the Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022
Broadband Revenue
Broadband revenue for the three and six months ended June 30, 2023 was $965,865 and $1,922,910, respectively, and $1,002,680 and $1,988,197, for the three and six months ended June 30, 2022, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Revenue is impacted by rate increases, changes in the amount of promotional offerings, changes in the number of customers, and changes in speed tiers. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Broadband revenue decreased $36,815 (4%) and $65,287 (3%) for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. The decreases were due to a decline in broadband customers, and lower average recurring broadband revenue per broadband customer.
Video Revenue
Video revenue for the three and six months ended June 30, 2023 was $775,138 and $1,545,739, respectively, and $841,549 and $1,683,436, for the three and six months ended June 30, 2022, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Revenue is impacted by rate increases, changes in the amount of promotional offerings, changes in the number of customers, additional services sold to our existing customers, and changes in programming packages. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Video revenue decreased $66,411 (8%) and $137,697 (8%) for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. The decreases were due to a decline in video customers, partially offset by higher average recurring video revenue per video customer, primarily driven by certain rate increases.
Telephony Revenue
Telephony revenue for the three and six months ended June 30, 2023 was $76,069 and $153,750, respectively, and $84,621 and $169,855, for the three and six months ended June 30, 2022, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Revenue is impacted by changes in rates for services, changes in the amount of promotional offerings, changes in the number of customers, and additional services sold to our existing customers. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Telephony revenue decreased $8,552 (10%) and $16,105 (9%) for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. The decreases were primarily due to a decline in telephony customers.
Mobile Service Revenue
Mobile service revenue for the three and six months ended June 30, 2023 was $18,147 and $33,673, respectively, and $16,863 and $31,805 for the three and six months ended June 30, 2022, respectively. Mobile revenue increased $1,284 (8%) and $1,868 (6%) for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. The increase was due primarily to an increase in mobile customers, partially offset by an increase in promotional offerings.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three and six months ended June 30, 2023 was $364,704 and $728,345, respectively, and $371,613 and $739,243 for the three and six months ended June 30, 2022, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber-based telecommunications services to the business market, and the sale of broadband, video, telephony, and mobile services to small and SMB customers.
Business services and wholesale revenue decreased $6,909 (2%) and $10,898 (1%) for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. The decreases were due to lower

SMB broadband revenue, lower backhaul revenue attributable to wholesale customers and lower contract termination fee revenue.

News and Advertising Revenue
News and advertising revenue for the three and six months ended June 30, 2023 was $113,465 and $212,202, respectively, and $133,250 and $247,925 for the three and six months ended June 30, 2022, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), (ii) digital advertising, (iii) data analytics, and (iv) branded content. News and advertising revenue also includes affiliation fees for news programming.
News and advertising revenue decreased $19,785 (15%) and $35,723 (14%) for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022 primarily due to a decrease in linear advertising.
Other Revenue
Other revenue for the three and six months ended June 30, 2023 was $10,886 and $21,633, respectively, and $12,438 and $24,450, for the three and six months ended June 30, 2022, respectively. Other revenue includes revenue from sales of mobile equipment and other miscellaneous revenue streams.
Programming and Other Direct Costs
Programming and other direct costs for the three and six months ended June 30, 2023 amounted to $762,280 and $1,533,999, respectively, and $819,011 and $1,647,804, for the three and six months ended June 30, 2022, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs are impacted by increases in contractual rates, changes in the number of customers receiving certain programming services, and new channel launches. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the costs of mobile devices sold to our customers and direct costs of providing mobile services.
The decreases of $56,731 (7%) and $113,805 (7%) for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 were primarily attributable to the following:

	Three Months	Six Months
Decrease in programming costs primarily due to lower video customers, partially offset by net contractual rate increases	$(49,748)	$(93,527)
Decrease in taxes and surcharges, primarily due to refunds	(10,655)	(16,361)
Decrease in software license fees related to customer premise equipment	(1,779)	(9,482)
Other net increases	5,451	5,565
	$(56,731)	$(113,805)
Programming costs
Programming costs aggregated $622,736 and $1,263,103, respectively, for the three and six months ended June 30, 2023, and $672,484 and $1,356,630 for the three and six months ended June 30, 2022, respectively. Our programming costs in 2023 will continue to be impacted by changes in programming rates, which we expect to increase, and by changes in the number of video customers.
Other Operating Expenses
Other operating expenses for the three and six months ended June 30, 2023 amounted to $656,128 and $1,307,373, respectively, and for the three and six months ended June 30, 2022 amounted to $673,464 and $1,315,370, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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
The decreases in other operating expenses of $17,336 (3%) and $7,997 (1%) for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 were attributable to the following:

	Three Months	Six Months
Net increase in labor costs and benefits, partially offset by an increase in capitalizable activity	$13,270	$49,277
Increase in repairs and maintenance costs, net of capitalizable activity	3,170	8,551
Increase in bad debt	1,586	7,107
Increase in utility costs	1,191	6,979
Decrease in share-based compensation including credits resulting from the modification of awards to certain former executive officers primarily in the three months ended March 31, 2023	(20,653)	(63,808)
Decrease in marketing costs due to costs incurred in 2022 from the rebranding of our services from Suddenlink to Optimum	(15,688)	(20,122)
Other net increases (decreases), net of capitalizable activity	(212)	4,019
	$(17,336)	$(7,997)
Restructuring Expense and Other Operating Items
Restructuring expense and other operating items for the three and six months ended June 30, 2023 amounted to $5,178 and $34,850, respectively, as compared to $2,673 and $6,051 for the three and six months ended June 30, 2022, respectively, and comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual payments for terminated employees	$1,213	$394	$29,232	$1,867
Facility realignment costs	1,329	897	1,711	2,282
Impairment of right-of-use operating lease assets	9,118	127	9,123	201
Remeasurement of contingent consideration related to acquisition	(6,511)	—	(6,310)	—
Transaction costs related to certain transactions not related to the Company's operations	29	1,255	1,094	1,701
	$5,178	$2,673	$34,850	$6,051

Depreciation and Amortization
Depreciation and amortization for the three and six months ended June 30, 2023 amounted to $418,705 and $834,917, respectively, as compared to $446,125 and $881,474 for the three and six months ended June 30, 2022, respectively.
The decreases in depreciation and amortization of $27,420 and $46,557 for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was due to lower amortization expense resulting from certain assets becoming fully amortized, partially offset by higher depreciation expense resulting from increased asset additions in 2023.

Adjusted EBITDA
Adjusted EBITDA amounted to $921,742 and $1,790,133, respectively, for the three and six months ended June 30, 2023 as compared to $1,007,068 and $1,998,798 for the three and six months ended June 30, 2022, respectively.
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
The decreases in Adjusted EBITDA of $85,326 and $208,665 for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, respectively, were due to the decreases in revenue, partially offset by decreases in operating expenses during 2023 (excluding depreciation and amortization, restructuring and other operating items and share-based compensation), as discussed above.
Operating Free Cash Flow
Operating free cash flow was $448,297 and $733,791, respectively. for the three and six months ended June 30, 2023 as compared to $521,942 and $1,121,301 for the three and six months ended June 30, 2022, respectively. The decrease in operating free cash flow of $73,645 for the three months ended June 30, 2023 as compared to the same period in 2022 was due to a decrease in Adjusted EBITDA, partially offset by a decrease in capital expenditures. The decrease in operating free cash flow of $387,510 for the six months ended June 30, 2023 as compared to the same period in 2022 was due to a decrease in Adjusted EBITDA and an increase in capital expenditures.
Free Cash Flow (Deficit)
Free cash flow (deficit) was $(34,604) and $(200,655), respectively, for the three and six months ended June 30, 2023 as compared to $191,209 and $399,057 for the three and six months ended June 30, 2022, respectively. The decrease in free cash flow of $225,813 in the three month period was due to a decrease in net cash provided by operating activities, partially offset by a decrease in capital expenditures. The decrease in free cash flow of $599,712 in the six month period was due to a decrease in net cash provided by operating activities and an increase in capital expenditures.
Interest Expense, net
Interest expense, net was $406,709 and $795,987, respectively, for the three and six months ended June 30, 2023, as compared to $310,213 and $613,575, respectively, for the same periods in the prior year. The increases of $96,496 and $182,412 for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 were attributable to the following:

	Three Months	Six Months
Increase primarily due to an increase in interest rates, partially offset by a decrease in average debt balances	$110,688	$213,615
Lower (higher) capitalized interest related to FTTH network construction	651	(4,617)
Higher interest income	(1,676)	(3,796)
Other net decreases, primarily lower amortization of deferred financing costs and original issue discounts	(13,167)	(22,790)
	$96,496	$182,412
Gain (Loss) on Investments
Gain (loss) on investments was $192,010 for the six months ended June 30, 2023 compared to $(325,601) and $(476,374) for the three and six months ended June 30, 2022, respectively, and consisted primarily of the increase (decrease) in the fair value of the Comcast common stock owned by the Company through January 24, 2023. The effects of these gains (losses) were partially offset by the losses (gains) on the related equity derivative contracts, net described below.
Gain (Loss) on Derivative Contracts, net
Gain (loss) on derivative contracts, net for the six months ended June 30, 2023 amounted to $(166,489) compared to $219,114 and $320,188 for the three and six months ended June 30, 2022, respectively, and included realized and unrealized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company through January 24, 2023. The effects of these gains (losses) are partially offset by losses (gains) on investment securities pledged as collateral, which are included in gain (loss) on investments discussed above.
Gain on Interest Rate Swap Contracts, net
Gain on interest rate swap contracts, net was $61,165 and $46,736, respectively, for the three and six months ended June 30, 2023 compared to $39,868 and $163,015 for the three and six months ended June 30, 2022, respectively. These amounts represent the change in the fair value of the interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes.
Other Income (Loss), net
Other income (loss), net amounted to $(1,570) and $8,635, respectively, for the three and six months ended June 30, 2023 compared to $2,521 and $4,951 for the three and six months ended June 30, 2022, respectively. These amounts include the non-service benefit or cost components of the Company's pension plans and dividends received on Comcast common stock owned by the Company through January 24, 2023.
Income Tax Expense
For the three and six months ended June 30, 2023, Altice USA recorded a tax expense of $48,725 and $79,097 on pre-tax income of $134,869 and $196,411, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to the impact of certain non-deductible expenses, state tax expense, and tax deficiencies on share-based compensation.
For the three and six months ended June 30, 2022, Altice USA recorded a tax expense of $33,890 and $116,736 on pre-tax income of $147,430 and $432,417, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and state tax expense.
CSC HOLDINGS, LLC
The following is a reconciliation of CSC Holdings' net income to Adjusted EBITDA and Operating Free Cash Flow:

	CSC Holdings
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$86,144	$113,540	$117,314	$315,681
Income tax expense	48,725	33,890	79,097	116,736
Other income, net	1,570	(2,521)	(8,635)	(4,951)
Gain on interest rate swap contracts, net	(61,165)	(39,868)	(46,736)	(163,015)
Loss (gain) on derivative contracts, net	—	(219,114)	166,489	(320,188)
Loss (gain) on investments, net	—	325,601	(192,010)	476,374
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	(4,393)	—
Interest expense, net	406,709	310,213	795,987	613,575
Depreciation and amortization	418,705	446,125	834,917	881,474
Restructuring expense and other operating items	5,178	2,673	34,850	6,051
Share-based compensation	15,876	36,529	13,253	77,061
Adjusted EBITDA	921,742	1,007,068	1,790,133	1,998,798
Capital expenditures (cash)	473,445	485,126	1,056,342	877,497
Operating Free Cash Flow	$448,297	$521,942	$733,791	$1,121,301
Refer to Altice USA's Management's Discussion and Analysis of Financial Condition and Results of Operations above.

The following is a reconciliation of CSC Holdings' net cash flow from operating activities to Free Cash Flow (Deficit):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net cash flows from operating activities	$438,841	$675,576	$855,687	$1,276,554
Less: Capital expenditures (cash)	473,445	485,126	1,056,342	877,497
Free Cash Flow (Deficit)	$(34,604)	$190,450	$(200,655)	$399,057
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

Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums (excluding accrued interest) as of June 30, 2023, as well as interest expense for the six months ended June 30, 2023:

	CSC Holdings Restricted Group	Lightpath	Other Unrestricted Entities	Altice USA/CSC Holdings
Debt outstanding:
Credit facility debt	$7,714,231	$573,671	$—	$8,287,902
Senior guaranteed notes	8,633,454	—	—	8,633,454
Senior secured notes	—	443,715	—	443,715
Senior notes	6,920,582	408,601	—	7,329,183
Subtotal	23,268,267	1,425,987	—	24,694,254
Finance lease obligations	252,147	—	—	252,147
Notes payable and supply chain financing	168,696	—	—	168,696
Total debt	$23,689,110	$1,425,987	$—	$25,115,097
Interest expense:
Credit facility debt, senior notes, finance leases, notes payable and supply chain financing	$746,360	$46,635	$—	$792,995
Collateralized indebtedness relating to stock monetizations (a)	—	—	7,227	7,227
Total interest expense	$746,360	$46,635	$7,227	$800,222

(a)This indebtedness was collateralized by shares of Comcast common stock. In January 2023, we settled this debt by delivering the Comcast shares we held and the related equity derivative contracts, resulting in the receipt of cash of approximately $50,500 (including dividends of $11,598).
Payment Obligations Related to Debt
As of June 30, 2023, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as notes payable and supply chain financing, but excluding finance lease obligations are as follows:

	CSC Holdings Restricted Group	Lightpath	Altice USA/ CSC Holdings
2023	$831,906	$42,357	$874,263
2024	2,314,250	84,294	2,398,544
2025 (a)	3,737,290	83,745	3,821,035
2026	1,765,973	79,065	1,845,038
2027	5,202,191	1,108,904	6,311,095
Thereafter (b)	16,989,252	438,344	17,427,596
Total	$30,840,862	$1,836,709	$32,677,571

(a)Includes $825,000 principal amount and related interest related to the CSC Holdings' revolving credit facility that is due on the earlier of (i) July 13, 2027 and (ii) April 17, 2025 if, as of such date, any Term Loan B borrowings are still outstanding, unless the Term Loan B maturity date has been extended to a date falling after July 13, 2027.
(b)Includes $1,996,937 principal amount related to the CSC Holdings' Incremental Term Loan B-6 that is due on the earlier of (i) January 15, 2028 and (ii) April 15, 2027 if, as of such date, any Incremental Term Loan B-5 borrowings are still outstanding, unless the Incremental Term Loan B-5 maturity date has been extended to a date falling after January 15, 2028.
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
CSC Holdings Credit Facility
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($1,528,162 outstanding at June 30, 2023) (the "CSC Term Loan Facility"), and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($825,000 outstanding at June 30, 2023) (the "CSC Revolving Credit Facility" and, together with the CSC Term Loan Facility, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
In October 2018, CSC Holdings entered into a $1,275,000 ($524,379 outstanding at June 30, 2023) incremental term loan facility (the “Incremental Term Loan B-3”), in October 2019, CSC Holdings entered into a $3,000,000 ($2,902,500 outstanding at June 30, 2023) incremental term loan facility ("Incremental Term Loan B-5") and in December 2022, CSC Holdings entered into a $2,001,942 ($1,996,937 outstanding at June 30, 2023) incremental term loan facility (the "Incremental Term Loan B-6") under its existing credit facilities agreement.
Senior Guaranteed Notes
In April 2023, CSC Holdings issued $1,000,000 in aggregate principal amount of senior guaranteed notes that bear interest at a rate of 11.250% and mature on May 15, 2028 (the "2028 Senior Guaranteed Notes"). The Company used the proceeds to repay outstanding borrowings drawn under the CSC Revolving Credit Facility. See Note 8 to our consolidated financial statements for further information regarding the 2028 Senior Guaranteed Notes.
Lightpath Credit Facility
In November 2020, Lightpath entered into a credit agreement which provides a term loan in an aggregate principal amount of $600,000 ($585,000 outstanding at June 30, 2023) and revolving loan commitments in an aggregate principal amount of $100,000. As of June 30, 2023, there were no borrowings outstanding under the Lightpath revolving credit facility.
In June 2023, Lightpath entered into an amendment (the "First Amendment") under its existing credit facility agreement to replace LIBOR-based benchmark rates with SOFR-based benchmark rates. The First Amendment provides for interest on borrowings under its term loan and revolving credit facility to be calculated for any (i) SOFR loan, at a rate per annum equal to the Term SOFR (plus spread adjustments of 0.11448%,0.26161% and 0.42826% for interest periods of one, three and six months, respectively) or (ii) the alternate base rate loan, at the alternative base rate as applicable, plus the applicable margin in each case, where the applicable margin is 2.25% per annum with respect to any alternate base rate loan and 3.25% per annum with respect to any SOFR loan.
See Note 8 to our consolidated financial statements for further information on the above debt obligations.

Capital Expenditures
The following table presents the Company's capital expenditures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer premise equipment	$60,849	$80,266	$146,910	$161,850
Network infrastructure	239,457	313,066	586,313	546,889
Support and other	92,133	52,504	169,106	98,164
Business Services	81,006	39,290	154,013	70,594
Capital expenditures (cash basis)	473,445	485,126	1,056,342	877,497
Right-of-use assets acquired in exchange for finance lease obligations	48,477	47,483	83,652	94,771
Notes payable issued to vendor for the purchase of equipment and other assets	26,795	16,431	97,235	51,501
Change in accrued and unpaid purchases and other	(61,310)	17,498	(149,616)	5,633
Capital expenditures (accrual basis)	$487,407	$566,538	$1,087,613	$1,029,402
Customer premise equipment includes expenditures for drop cable, fiber gateways, modems, routers, and other equipment installed at customer locations. Network infrastructure includes (i) scalable infrastructure, such as headend and related equipment, (ii) line extensions, such as fiber and coaxial cable, amplifiers, electronic equipment, and design and engineering costs to expand the network, and (iii) upgrade and rebuild, including costs to modify or replace existing segments of the network. Support and other capital expenditures include costs associated with the replacement or enhancement of non-network assets, such as software systems, vehicles, facilities, and office equipment. Business services capital expenditures include primarily equipment, support and other costs related to our fiber-based telecommunications business serving enterprise customers.
Cash Flow Discussion
Altice USA
Operating Activities
Net cash provided by operating activities amounted to $855,687 for the six months ended June 30, 2023 compared to $1,276,554 for the six months ended June 30, 2022.
The decrease in cash provided by operating activities of $420,867 in 2023 as compared to 2022 resulted from a decrease in net income before depreciation and amortization and other non-cash items of $555,903, partially offset by an increase of $135,036 due to changes in working capital (including an increase in interest payments of $181,314 and a decrease in tax payments of $53,128) as well as the timing of payments of liabilities, and collections of accounts receivable, among other items.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 was $1,057,920 compared to $878,107 for the six months ended June 30, 2022. The 2023 investing activities consisted primarily of capital expenditures of $1,056,342. The 2022 investing activities consisted primarily of capital expenditures of $877,497.
Financing Activities
Net cash provided by (used in) financing activities amounted to $115,335 for the six months ended June 30, 2023, compared to $(361,082) for the six months ended June 30, 2022.
In 2023, the Company's financing activities consisted primarily of proceeds from long-term debt of $1,900,000 and net proceeds in connection with the settlement of collateralized indebtedness and derivative contracts of $38,902, partially offset by the repayment of debt of $1,739,493 and principal payments on finance lease obligations of $76,100.
In 2022, the Company's financing activities consisted of the repayment of debt of $758,861 and principal payments on finance lease obligations of $62,221, partially offset by proceeds from long-term debt of $460,000.

CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $855,687 for the six months ended June 30, 2023 compared to $1,276,554 for the six months ended June 30, 2022.
The decrease in cash provided by operating activities of $420,867 in 2023 as compared to 2022 resulted from a decrease in net income before depreciation and amortization and other non-cash items of $555,903, partially offset by an increase of $135,036 due to changes in working capital (including an increase in interest payments of $181,314 and a decrease in tax payments of $53,128) as well as the timing of payments and collections of accounts receivable, among other items.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 was $1,057,920 compared to $878,107 for the six months ended June 30, 2022. The 2023 investing activities consisted primarily of capital expenditures of $1,056,342. The 2022 investing activities consisted primarily of capital expenditures of $877,497.
Financing Activities
Net cash provided by (used in) financing activities amounted to $115,335 for the six months ended June 30, 2023, compared to $(361,082) for the six months ended June 30, 2022.
In 2023, the Company's financing activities consisted primarily of proceeds from long-term debt of 1,900,000, and net proceeds in connection with the settlement of collateralized indebtedness and derivative contracts of $38,902, partially offset by the repayment of debt of $1,739,493 and principal payments on finance lease obligations of $76,100.
In 2022, the Company's financing activities consisted of the repayment of debt of $758,861 and principal payments on finance lease obligations of $62,221, partially offset by proceeds from long term debt of $460,000.
Commitments and Contingencies
As of June 30, 2023, the Company's commitments and contingencies not reflected in the Company's balance sheet decreased to approximately $6,700,000 as compared to approximately $8,100,000 as of December 31, 2022. This decrease relates primarily to payments made in 2023 pursuant to programming commitments and a reduction in programming commitments due to a decrease in the number of video customers as of June 30, 2023 as compared to December 31, 2022.
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
For the six months ended June 30, 2023, Altice USA did not repurchase any shares. From inception through June 30, 2023, Altice USA repurchased an aggregate of 285,507,773 shares for a total purchase price of approximately $7,808,698. These acquired shares were retired and the cost of these shares was recorded in stockholders' deficiency in the consolidated balance sheet of Altice USA. As of June 30, 2023, Altice USA had approximately $1,191,302 of availability remaining under the incremental share repurchase program which expires in November 2023.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
All dollar amounts, except per share data, included in the following discussion are presented in thousands.
Fair Value of Debt
At June 30, 2023, the fair value of our fixed rate debt, comprised of our senior guaranteed and senior secured notes, senior notes, notes payable and supply chain financing of $11,218,604 was lower than its carrying value of $16,575,048 by $5,356,444. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. Our floating rate borrowings, comprised of our term loans and revolving credit facilities bear interest in reference SOFR-based market rates and thus their principal values approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2023 would increase the estimated fair value of our fixed rate debt by $498,608 to $11,717,212. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values in our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. See Note 9 to our consolidated financial statements for a summary of interest rate swap contracts outstanding at June 30, 2023. The Company's outstanding interest rate swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statement of operations. For the three and six months ended June 30, 2023, the Company recorded a gain on interest rate swap contracts of $61,165 and $46,736 and had a fair value at June 30, 2023 of $192,113 recorded as other assets, long-term on the consolidated balance sheet.
As of June 30, 2023, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control
During the six months ended June 30, 2023, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings
Refer to Note 14 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.
Item 5.        Other Information
(a)Form 8-K Information
The following information is responsive to Items 1.01 and 3.03 of Form 8-K but is being provided in this Quarterly Report on Form 10-Q as permitted under Item 5 of Form 10-Q:
Amendment and Restatement of the Stockholders’ Agreement
On August 2, 2023, Altice USA and Next Alt S.a.r.l. (“Next Alt”) amended and restated that certain Stockholders’ Agreement, dated as of June 7, 2018 (the “2018 SHA”), among Altice USA, Next Alt and A4 S.A., an entity controlled by family members of Patrick Drahi (“A4”), by entering into that certain Amended and Restated Stockholder Agreement, dated as of August 2, 2023 (the “2023 SHA”). Altice USA and Next Alt amended and restated the 2018 SHA in order to, among other things, remove (i) certain consent rights Next Alt was granted under the 2018 SHA and (ii) references to “A4” following the transfer of ownership of A4 to Next Alt and the subsequent dissolution of A4 in October 2022.
The foregoing description of the 2023 SHA does not purport to be complete and is subject to, and is qualified in its entirety by, the full text of the 2023 SHA, which is attached to this Quarterly Report on Form 10-Q as Exhibit 4.1 and incorporated herein by reference.
(b)Not applicable.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements by Our Directors and Officers
During the quarterly period covered by this Quarterly Report, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined under Item 408 of Regulation S-K).
Item 6.        Exhibits

EXHIBIT NO.	DESCRIPTION

4.1	Amended and Restated Stockholder Agreement, dated as of August 2, 2023, by and between Altice USA, Inc. and Next Alt S.à r.l.
10.1	First Amendment to Credit Agreement, dated as of June 20, 2023 between Cablevision Lightpath LLC, as Borrower, and Goldman Sachs Bank USA as administrative agent for the Lenders.
31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101
The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 filed with the Securities and Exchange Commission on August 2, 2023 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders' Deficiency; (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.

104	The cover page from this quarterly report on Form 10-Q formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.

Date:	August 2, 2023		/s/ Marc Sirota
		By:	Marc Sirota Chief Financial Officer