Form 10-Q
period 2023-09-30
Altice USA, Inc.
filed 2023-11-01
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	NYSE

Number of shares of common stock outstanding as of October 27, 2023	454,762,633

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

Item 1.     Financial Statements

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	September 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$268,379	$305,484
Restricted cash	276	267
Accounts receivable, trade (less allowance for doubtful accounts of $21,547 and $20,767, respectively)	333,247	365,992
Prepaid expenses and other current assets ($570 and $572 due from affiliates, respectively)	199,169	130,684
Derivative contracts	—	263,873
Investment securities pledged as collateral	—	1,502,145
Total current assets	801,071	2,568,445
Property, plant and equipment, net of accumulated depreciation of $8,114,453 and $7,785,397, respectively	8,101,182	7,500,780
Right-of-use operating lease assets	256,898	250,601
Other assets	268,118	259,681
Amortizable intangibles, net of accumulated amortization of $5,849,212 and $5,549,674, respectively	1,357,065	1,660,331
Indefinite-lived cable television franchises	13,216,355	13,216,355
Goodwill	8,207,771	8,208,773
Total assets	$32,208,460	$33,664,966
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$996,701	$1,213,806
Interest payable	286,638	252,351
Accrued employee related costs	170,974	139,328
Deferred revenue	85,856	80,559
Debt	1,116,457	2,075,077
Other current liabilities ($77,048 and $20,857 due to affiliates, respectively)	471,696	278,580
Total current liabilities	3,128,322	4,039,701
Other liabilities	237,270	274,623
Deferred tax liability	4,892,280	5,081,661
Right-of-use operating lease liability	270,572	260,237
Long-term debt, net of current maturities	24,001,357	24,512,656
Total liabilities	32,529,801	34,168,878
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	—	—
Stockholders' Deficiency:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 270,404,133 shares issued and outstanding as of September 30, 2023 and 271,851,984 shares issued and 271,833,063 shares outstanding as of December 31, 2022	2,704	2,719
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 184,328,338 shares outstanding as of September 30, 2023 and 184,329,229 shares outstanding as of December 31, 2022	1,843	1,843
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	176,140	182,701
Accumulated deficit	(483,269)	(654,273)
	(302,582)	(467,010)
Treasury stock, at cost (18,921 Class A common shares at December 31, 2022)	—	—
Accumulated other comprehensive loss	(2,507)	(8,201)
Total Altice USA stockholders' deficiency	(305,089)	(475,211)
Noncontrolling interests	(16,252)	(28,701)
Total stockholders' deficiency	(321,341)	(503,912)
Total liabilities and stockholders' deficiency	$32,208,460	$33,664,966
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue (including revenue from affiliates of $637, $649, $1,319, and $1,765, respectively) (See Note 13)	$2,317,200	$2,393,552	$6,935,452	$7,278,463
Operating expenses:
Programming and other direct costs (including charges from affiliates of $3,615, $4,086, $9,337, and $11,419, respectively) (See Note 13)	750,538	782,121	2,284,537	2,429,925
Other operating expenses (including charges from affiliates of $30,064, $3,111, $39,859, and $9,243, respectively) (See Note 13)	667,278	694,390	1,974,651	2,009,760
Restructuring expense and other operating items	4,453	4,007	39,303	10,058
Depreciation and amortization (including impairments)	402,366	445,769	1,237,283	1,327,243
	1,824,635	1,926,287	5,535,774	5,776,986
Operating income	492,565	467,265	1,399,678	1,501,477
Other income (expense):
Interest expense, net	(420,216)	(340,989)	(1,216,203)	(954,564)
Gain (loss) on investments, net	—	(425,686)	192,010	(902,060)
Gain (loss) on derivative contracts, net	—	323,668	(166,489)	643,856
Gain on interest rate swap contracts, net	31,972	105,945	78,708	268,960
Gain on extinguishment of debt and write-off of deferred financing costs	—	—	4,393	—
Other income (loss), net	(1,470)	3,245	7,165	8,196
	(389,714)	(333,817)	(1,100,416)	(935,612)
Income before income taxes	102,851	133,448	299,262	565,865
Income tax expense	(27,336)	(35,827)	(106,433)	(152,563)
Net income	75,515	97,621	192,829	413,302
Net income attributable to noncontrolling interests	(8,676)	(12,670)	(21,825)	(25,626)
Net income attributable to Altice USA, Inc. stockholders	$66,839	$84,951	$171,004	$387,676
Income per share:
Basic income per share	$0.15	$0.19	$0.38	$0.86
Basic weighted average common shares (in thousands)	454,730	453,239	454,702	453,233
Diluted income per share	$0.15	$0.19	$0.38	$0.86
Diluted weighted average common shares (in thousands)	455,076	453,390	455,118	453,284
Cash dividends declared per common share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$75,515	$97,621	$192,829	$413,302
Other comprehensive income (loss):
Defined benefit pension plans	2,417	540	9,825	(1,515)
Applicable income taxes	(653)	(143)	(2,657)	400
Defined benefit pension plans, net of income taxes	1,764	397	7,168	(1,115)
Foreign currency translation adjustment	(2,026)	159	(1,474)	50
Other comprehensive income (loss)	(262)	556	5,694	(1,065)
Comprehensive income	75,253	98,177	198,523	412,237
Comprehensive income attributable to noncontrolling interests	(8,676)	(12,670)	(21,825)	(25,626)
Comprehensive income attributable to Altice USA, Inc. stockholders	$66,577	$85,507	$176,698	$386,611

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Altice USA Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2023	$2,719	$1,843	$182,701	$(654,273)	$—	$(8,201)	$(475,211)	$(28,701)	$(503,912)
Net income attributable to stockholders	—	—	—	25,865	—	—	25,865	—	25,865
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	5,305	5,305
Pension liability adjustments, net of income taxes	—	—	—	—	—	1,061	1,061	—	1,061
Foreign currency translation adjustment	—	—	—	—	—	(188)	(188)	(2)	(190)
Share-based compensation expense (benefit)- equity classified	—	—	(8,718)	—	—	—	(8,718)	—	(8,718)
Change in noncontrolling interest	—	—	(14,166)	—	—	—	(14,166)	(8,027)	(22,193)
Other, net	(15)	—	(67)	—	—	—	(82)	—	(82)
Balance at March 31, 2023	2,704	1,843	159,750	(628,408)	—	(7,328)	(471,439)	(31,425)	(502,864)
Net income attributable to stockholders	—	—	—	78,300	—	—	78,300	—	78,300
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	7,844	7,844
Pension liability adjustments, net of income taxes	—	—	—	—	—	4,343	4,343	—	4,343
Foreign currency translation adjustment	—	—	—	—	—	740	740	(2)	738
Share-based compensation expense (equity classified)	—	—	9,091	—	—	—	9,091	—	9,091
Change in noncontrolling interest	—	—	175	—	—	—	175	400	575
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,077)	(1,077)
Other, net	—	—	(83)	—	—	—	(83)	—	(83)
Balance at June 30, 2023	$2,704	$1,843	$168,933	$(550,108)	$—	$(2,245)	$(378,873)	$(24,260)	$(403,133)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (Continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Altice USA Stockholder' Deficiency	Non-controlling Interests	Total Deficiency
Balance at June 30, 2023	$2,704	$1,843	$168,933	$(550,108)	$—	$(2,245)	$(378,873)	$(24,260)	$(403,133)
Net income attributable to stockholders	—	—	—	66,839	—	—	66,839	—	66,839
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	8,676	8,676
Pension liability adjustments, net of income taxes	—	—	—	—	—	1,764	1,764	—	1,764
Foreign currency translation adjustment	—	—	—	—	—	(2,026)	(2,026)	(4)	(2,030)
Share-based compensation expense (equity classified)	—	—	6,062	—	—	—	6,062	—	6,062
Change in noncontrolling interest	—	—	1,176	—	—	—	1,176	(664)	512
Other, net	—	—	(31)	—	—	—	(31)	—	(31)
Balance at September 30, 2023	$2,704	$1,843	$176,140	$(483,269)	$—	$(2,507)	$(305,089)	$(16,252)	$(321,341)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Altice USA Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2022	$2,703	$1,843	$18,005	$(848,836)	$—	$6,497	$(819,788)	$(51,114)	$(870,902)
Net income attributable to stockholders	—	—	—	196,551	—	—	196,551	—	196,551
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	5,590	5,590
Pension liability adjustments, net of income taxes	—	—	—	—	—	1,843	1,843	—	1,843
Foreign currency translation adjustment	—	—	—	—	—	(170)	(170)	—	(170)
Share-based compensation expense (equity classified)	—	—	40,512	—	—	—	40,512	—	40,512
Issuance of common shares pursuant to employee long term incentive plan	—	—	10	—	—	—	10	—	10
Balance at March 31, 2022	2,703	1,843	58,527	(652,285)	—	8,170	(581,042)	(45,524)	(626,566)
Net income attributable to stockholders	—	—	—	106,174	—	—	106,174	—	106,174
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	7,366	7,366
Pension liability adjustments, net of income taxes	—	—	—	—	—	(3,355)	(3,355)	—	(3,355)
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	61	61	—	61
Share-based compensation expense (equity classified)	—	—	41,680	—	—	—	41,680	—	41,680
Issuance of common shares pursuant to employee long term incentive plan	—	—	6	—	—	—	6	—	6
Balance at June 30, 2022	$2,703	$1,843	$100,213	$(546,111)	$—	$4,876	$(436,476)	$(38,158)	$(474,634)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Altice USA Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at June 30, 2022	$2,703	$1,843	$100,213	$(546,111)	$—	$4,876	$(436,476)	$(38,158)	$(474,634)
Net income attributable to stockholders	—	—	—	84,951	—	—	84,951	—	84,951
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	12,670	12,670
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(62)	(62)
Pension liability adjustments, net of income taxes	—	—	—	—	—	397	397	—	397
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	159	159	—	159
Share-based compensation expense (equity classified)	—	—	37,527	—	—	—	37,527	—	37,527
Issuance of common shares pursuant to employee long term incentive plan	1	—	(80)	—	—	—	(79)	—	(79)
Balance at September 30, 2022	$2,704	$1,843	$137,660	$(461,160)	$—	$5,432	$(313,521)	$(25,550)	$(339,071)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$192,829	$413,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,237,283	1,327,243
Loss (gain) on investments	(192,010)	902,060
Loss (gain) on derivative contracts, net	166,489	(643,856)
Gain on extinguishment of debt and write-off of deferred financing costs	(4,393)	—
Amortization of deferred financing costs and discounts (premiums) on indebtedness	26,334	61,447
Share-based compensation	29,368	114,410
Deferred income taxes	(187,295)	(89,240)
Decrease in right-of-use assets	34,633	33,315
Provision for doubtful accounts	62,148	65,281
Other	9,406	(492)
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(29,403)	389
Prepaid expenses and other assets	(76,862)	15,730
Amounts due from and due to affiliates	56,193	(1,732)
Accounts payable and accrued liabilities	(2,374)	17,776
Deferred revenue	9,531	(5,508)
Interest rate swap contracts	(1,692)	(304,409)
Net cash provided by operating activities	1,330,185	1,905,716
Cash flows from investing activities:
Capital expenditures	(1,409,561)	(1,371,056)
Payments for acquisitions, net of cash acquired	—	(2,060)
Other, net	(1,677)	(2,985)
Net cash used in investing activities	(1,411,238)	(1,376,101)
Cash flows from financing activities:
Proceeds from long-term debt	2,350,000	1,565,000
Repayment of debt	(2,215,112)	(1,942,428)
Proceeds from derivative contracts in connection with the settlement of collateralized debt	38,902	—
Principal payments on finance lease obligations	(112,795)	(97,165)
Payment to acquire noncontrolling interest	(7,035)	—
Other, net	(8,521)	(207)
Net cash provided by (used in) financing activities	45,439	(474,800)
Net increase (decrease) in cash and cash equivalents	(35,614)	54,815
Effect of exchange rate changes on cash and cash equivalents	(1,482)	51
Net increase (decrease) in cash and cash equivalents	(37,096)	54,866
Cash, cash equivalents and restricted cash at beginning of year	305,751	195,975
Cash, cash equivalents and restricted cash at end of period	$268,655	$250,841
See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	September 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$268,372	$305,477
Restricted cash	276	267
Accounts receivable, trade (less allowance for doubtful accounts of $21,547 and $20,767, respectively)	333,247	365,992
Prepaid expenses and other current assets ($570 and $572 due from affiliates, respectively)	199,169	130,684
Derivative contracts	—	263,873
Investment securities pledged as collateral	—	1,502,145
Total current assets	801,064	2,568,438
Property, plant and equipment, net of accumulated depreciation of $8,114,453 and $7,785,397, respectively	8,101,182	7,500,780
Right-of-use operating lease assets	256,898	250,601
Other assets	268,118	259,681
Amortizable intangibles, net of accumulated amortization of $5,849,212 and $5,549,674, respectively	1,357,065	1,660,331
Indefinite-lived cable television franchises	13,216,355	13,216,355
Goodwill	8,207,771	8,208,773
Total assets	$32,208,453	$33,664,959

LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$996,701	$1,213,806
Interest payable	286,638	252,351
Accrued employee related costs	170,974	139,328
Deferred revenue	85,856	80,559
Debt	1,116,457	2,075,077
Other current liabilities ($77,048 and $20,857 due to affiliates, respectively)	471,697	278,580
Total current liabilities	3,128,323	4,039,701
Other liabilities	237,270	274,623
Deferred tax liability	4,900,912	5,090,294
Right-of-use operating lease liability	270,572	260,237
Long-term debt, net of current maturities	24,001,357	24,512,656
Total liabilities	32,538,434	34,177,511
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	—	—

Member's deficiency (100 membership units issued and outstanding)	(311,222)	(475,650)
Accumulated other comprehensive loss	(2,507)	(8,201)
Total member's deficiency	(313,729)	(483,851)
Noncontrolling interests	(16,252)	(28,701)
Total deficiency	(329,981)	(512,552)
Total liabilities and member's deficiency	$32,208,453	$33,664,959

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue (including revenue from affiliates of $637, $649, $1,319, and $1,765, respectively) (See Note 13)	$2,317,200	$2,393,552	$6,935,452	$7,278,463
Operating expenses:
Programming and other direct costs (including charges from affiliates of $3,615, $4,086, $9,337, and $11,419, respectively) (See Note 13)	750,538	782,121	2,284,537	2,429,925
Other operating expenses (including charges from affiliates of $30,064, $3,111, $39,859, and $9,243, respectively) (See Note 13)	667,278	694,390	1,974,651	2,009,760
Restructuring expense and other operating items	4,453	4,007	39,303	10,058
Depreciation and amortization (including impairments)	402,366	445,769	1,237,283	1,327,243
	1,824,635	1,926,287	5,535,774	5,776,986
Operating income	492,565	467,265	1,399,678	1,501,477
Other income (expense):
Interest expense, net	(420,216)	(340,989)	(1,216,203)	(954,564)
Gain (loss) on investments, net	—	(425,686)	192,010	(902,060)
Gain (loss) on derivative contracts, net	—	323,668	(166,489)	643,856
Gain on interest rate swap contracts, net	31,972	105,945	78,708	268,960
Gain on extinguishment of debt and write-off of deferred financing costs	—	—	4,393	—
Other income (loss), net	(1,470)	3,245	7,165	8,196
	(389,714)	(333,817)	(1,100,416)	(935,612)
Income before income taxes	102,851	133,448	299,262	565,865
Income tax expense	(27,336)	(35,827)	(106,433)	(152,563)
Net income	75,515	97,621	192,829	413,302
Net income attributable to noncontrolling interests	(8,676)	(12,670)	(21,825)	(25,626)
Net income attributable to CSC Holdings, LLC sole member	$66,839	$84,951	$171,004	$387,676

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$75,515	$97,621	$192,829	$413,302
Other comprehensive income (loss):
Defined benefit pension plans	2,417	540	9,825	(1,515)
Applicable income taxes	(653)	(143)	(2,657)	400
Defined benefit pension plans, net of income taxes	1,764	397	7,168	(1,115)
Foreign currency translation adjustment	(2,026)	159	(1,474)	50
Other comprehensive income (loss)	(262)	556	5,694	(1,065)
Comprehensive income	75,253	98,177	198,523	412,237
Comprehensive income attributable to noncontrolling interests	(8,676)	(12,670)	(21,825)	(25,626)
Comprehensive income attributable to CSC Holdings, LLC's sole member	$66,577	$85,507	$176,698	$386,611

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER'S DEFICIENCY
(In thousands)
(Unaudited)

	Member's Deficiency	Accumulated Other Comprehensive Income (Loss)	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2023	$(475,650)	$(8,201)	$(483,851)	$(28,701)	$(512,552)
Net income attributable to CSC Holdings' sole member	25,865	—	25,865	—	25,865
Net income attributable to noncontrolling interests	—	—	—	5,305	5,305
Pension liability adjustments, net of income taxes	—	1,061	1,061	—	1,061
Foreign currency translation adjustment	—	(188)	(188)	(2)	(190)
Share-based compensation expense (benefit)- equity classified	(8,718)	—	(8,718)	—	(8,718)
Change in noncontrolling interest	(14,166)	—	(14,166)	(8,027)	(22,193)
Other, net	(82)	—	(82)	—	(82)
Balance at March 31, 2023	(472,751)	(7,328)	(480,079)	(31,425)	(511,504)
Net income attributable to CSC Holdings' sole member	78,300	—	78,300	—	78,300
Net income attributable to noncontrolling interests	—	—	—	7,844	7,844
Pension liability adjustments, net of income taxes	—	4,343	4,343	—	4,343
Foreign currency translation adjustment	—	740	740	(2)	738
Share-based compensation expense (benefit)- equity classified	9,091	—	9,091	—	9,091
Distributions to noncontrolling interests	—	—	—	(1,077)	(1,077)
Change in noncontrolling interest	175	—	175	400	575
Other, net	(83)	—	(83)	—	(83)
Balance at June 30, 2023	$(385,268)	$(2,245)	$(387,513)	$(24,260)	$(411,773)
Net income attributable to CSC Holdings' sole member	66,839	—	66,839	—	66,839
Net income attributable to noncontrolling interests	—	—	—	8,676	8,676
Pension liability adjustments, net of income taxes	—	1,764	1,764	—	1,764
Foreign currency translation adjustment	—	(2,026)	(2,026)	(4)	(2,030)
Share-based compensation expense (benefit)- equity classified	6,062	—	6,062	—	6,062
Change in noncontrolling interest	1,176	—	1,176	(664)	512
Other, net	(31)	—	(31)	—	(31)
Balance at September 30, 2023	$(311,222)	$(2,507)	$(313,729)	$(16,252)	$(329,981)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER'S DEFICIENCY (continued)
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

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$192,829	$413,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,237,283	1,327,243
Loss (gain) on investments	(192,010)	902,060
Loss (gain) on derivative contracts, net	166,489	(643,856)
Gain on extinguishment of debt and write-off of deferred financing costs	(4,393)	—
Amortization of deferred financing costs and discounts (premiums) on indebtedness	26,334	61,447
Share-based compensation	29,368	114,410
Deferred income taxes	(187,295)	(89,240)
Decrease in right-of-use assets	34,633	33,315
Provision for doubtful accounts	62,148	65,281
Other	9,406	(492)
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(29,403)	389
Prepaid expenses and other assets	(76,862)	15,730
Amounts due from and due to affiliates	56,193	(1,732)
Accounts payable and accrued liabilities	(2,374)	17,776
Deferred revenue	9,531	(5,508)
Interest rate swap contracts	(1,692)	(304,409)
Net cash provided by operating activities	1,330,185	1,905,716
Cash flows from investing activities:
Capital expenditures	(1,409,561)	(1,371,056)
Payments for acquisitions, net of cash acquired	—	(2,060)
Other, net	(1,677)	(2,985)
Net cash used in investing activities	(1,411,238)	(1,376,101)
Cash flows from financing activities:
Proceeds from long-term debt	2,350,000	1,565,000
Repayment of debt	(2,215,112)	(1,942,428)
Proceeds from derivative contracts in connection with the settlement of collateralized debt	38,902	—
Principal payments on finance lease obligations	(112,795)	(97,165)
Payment to acquire noncontrolling interest	(7,035)	—
Other, net	(8,521)	(207)
Net cash provided by (used in) financing activities	45,439	(474,800)
Net increase (decrease) in cash and cash equivalents	(35,614)	54,815
Effect of exchange rate changes on cash and cash equivalents	(1,482)	51
Net increase (decrease) in cash and cash equivalents	(37,096)	54,866
Cash, cash equivalents and restricted cash at beginning of year	305,744	193,418
Cash, cash equivalents and restricted cash at end of period	$268,648	$248,284
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
The accompanying consolidated financial statements ("consolidated financial statements") of Altice USA include the accounts of Altice USA and its majority-owned subsidiaries and the accompanying consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Altice USA is a holding company and has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Altice USA. The consolidated balance sheets and statements of operations of Altice USA are essentially identical to the consolidated balance sheets and statements of operations of CSC Holdings, with the following exceptions: Altice USA has additional cash and CSC Holdings has a higher deferred tax liability on their respective consolidated balance sheets.
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
NOTE 4.    REVENUE
The following table presents the composition of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Residential:
Broadband	$961,751	$981,842	$2,884,661	$2,970,039
Video	775,818	816,001	2,321,557	2,499,437
Telephony	73,640	83,097	227,390	252,952
Mobile (a)	20,320	15,216	53,993	47,021
Residential revenue	1,831,529	1,896,156	5,487,601	5,769,449
Business services and wholesale (a)	366,852	366,662	1,095,197	1,105,905
News and advertising	107,484	120,522	319,686	368,447
Other (a)	11,335	10,212	32,968	34,662
Total revenue	$2,317,200	$2,393,552	$6,935,452	$7,278,463

(a)Beginning in the second quarter of 2023, mobile service revenue previously included in mobile revenue is now separately reported in residential revenue and business services revenue. In addition, mobile equipment revenue previously included in mobile revenue is now included in other revenue. Prior period amounts have been revised to conform with this presentation.
The Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers. In instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three and nine months ended September 30, 2023, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $53,989 and $165,691, respectively. For the three and nine months ended September 30, 2022, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $59,371 and $177,032, respectively.
Customer Contract Costs
Deferred enterprise sales commission costs are included in other current and noncurrent assets in the consolidated balance sheets and totaled $18,685 and $17,511 as of September 30, 2023 and December 31, 2022, respectively.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Concentration of Credit Risk
The Company did not have a single customer that represented 10% or more of its consolidated revenues for the three and nine months ended September 30, 2023 and 2022 or 10% or more of its consolidated net trade receivables at September 30, 2023 and December 31, 2022, respectively.
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
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income per share attributable to Altice USA stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Basic weighted average shares outstanding	454,730	453,239	454,702	453,233
Effect of dilution:
Restricted stock	55	151	99	51
Deferred cash-denominated awards (Note 12)	291	—	317	—
Diluted weighted average shares outstanding	455,076	453,390	455,118	453,284

Weighted average shares excluded from diluted weighted average shares outstanding:
Anti-dilutive shares	44,788	57,538	46,228	57,950
Share-based compensation awards whose performance metrics have not been achieved	25,947	7,298	19,230	7,481
Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Altice USA.
NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
The Company's non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2023	2022
Non-Cash Investing and Financing Activities:
Altice USA and CSC Holdings:
Property and equipment accrued but unpaid	$384,912	$380,898
Notes payable issued for the purchase of equipment and other assets	135,272	88,181
Right-of-use assets acquired in exchange for finance lease obligations	102,671	130,861
Payable relating to acquisition of noncontrolling interest	14,071	—
Other non-cash investing and financing transactions	—	500
Supplemental Data:
Altice USA and CSC Holdings:
Cash interest paid, net of capitalized interest	1,154,080	913,963
Income taxes paid, net	200,253	203,714

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
NOTE 7.    INTANGIBLE ASSETS
The following table summarizes information relating to the Company's acquired amortizable intangible assets:

	As of September 30, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,119,792	$(4,780,030)	$1,339,762	$6,123,586	$(4,484,286)	$1,639,300	3 to 18 years
Trade names	1,024,300	(1,019,464)	4,836	1,024,300	(1,018,212)	6,088	4 to 10 years
Other amortizable intangibles	62,185	(49,718)	12,467	62,119	(47,176)	14,943	1 to 15 years
	$7,206,277	$(5,849,212)	$1,357,065	$7,210,005	$(5,549,674)	$1,660,331

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization expense related to amortizable intangible assets	$90,575	$134,709	$299,445	$427,301

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
NOTE 8.    DEBT
The following table provides details of the Company's outstanding debt:

		Interest Rate	September 30, 2023		December 31, 2022
Date Issued	Maturity Date		Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
May 23, 2014	June 1, 2024	5.250%	$750,000	$738,494	$750,000	$726,343
October 18, 2018	April 1, 2028	7.500%	4,118	4,114	4,118	4,113
November 27, 2018	April 1, 2028	7.500%	1,045,882	1,044,886	1,045,882	1,044,752
July 10 and October 7, 2019	January 15, 2030	5.750%	2,250,000	2,276,832	2,250,000	2,279,483
June 16 and August 17, 2020	December 1, 2030	4.625%	2,325,000	2,360,107	2,325,000	2,363,082
May 13, 2021	November 15, 2031	5.000%	500,000	498,486	500,000	498,375
			6,875,000	6,922,919	6,875,000	6,916,148
CSC Holdings Senior Guaranteed Notes:
September 23, 2016	April 15, 2027	5.500%	1,310,000	1,307,550	1,310,000	1,307,091
January 29, 2018	February 1, 2028	5.375%	1,000,000	995,718	1,000,000	995,078
January 24, 2019	February 1, 2029	6.500%	1,750,000	1,748,020	1,750,000	1,747,795
June 16, 2020	December 1, 2030	4.125%	1,100,000	1,096,391	1,100,000	1,096,077
August 17, 2020	February 15, 2031	3.375%	1,000,000	997,480	1,000,000	997,258
May 13, 2021	November 15, 2031	4.500%	1,500,000	1,495,482	1,500,000	1,495,144
April 25, 2023	May 15, 2028	11.250%	1,000,000	993,814	—	—
			8,660,000	8,634,455	7,660,000	7,638,443
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility (b) (c)		7.682%	850,000	846,403	1,575,000	1,570,730
Term Loan B (g)	July 17, 2025	7.697%	1,524,323	1,522,053	1,535,842	1,532,644
Incremental Term Loan B-3 (g)	January 15, 2026	7.697%	523,061	522,214	527,014	525,883
Incremental Term Loan B-5 (g)	April 15, 2027	7.947%	2,895,000	2,882,811	2,917,500	2,902,921
Incremental Term Loan B-6	January 15, 2028	9.832%	1,991,932	1,951,502	2,001,942	1,955,839
			7,784,316	7,724,983	8,557,298	8,488,017
Lightpath Senior Notes:
September 29, 2020	September 15, 2028	5.625%	415,000	408,867	415,000	408,090
Lightpath Senior Secured Notes:
September 29, 2020	September 15, 2027	3.875%	450,000	444,061	450,000	443,046
Lightpath Term Loan:	November 30, 2027	8.697%	583,500	572,782	588,000	575,478
Lightpath Revolving Credit Facility		(e)	—	—	—	—
			1,448,500	1,425,710	1,453,000	1,426,614
Collateralized indebtedness (see Note 9) (f)			—	—	1,759,017	1,746,281
Finance lease obligations			234,471	234,471	244,595	244,595
Notes payable and supply chain financing (d)			175,276	175,276	127,635	127,635
			25,177,563	25,117,814	26,676,545	26,587,733
Less: current portion of credit facility debt			(76,648)	(76,648)	(71,643)	(71,643)
Less: current portion of senior notes			(750,000)	(738,494)	—	—
Less: current portion of collateralized indebtedness (f)			—	—	(1,759,017)	(1,746,281)
Less: current portion of finance lease obligations			(126,039)	(126,039)	(129,657)	(129,657)
Less: current portion of notes payable and supply chain financing			(175,276)	(175,276)	(127,496)	(127,496)
			(1,127,963)	(1,116,457)	(2,087,813)	(2,075,077)
Long-term debt			$24,049,600	$24,001,357	$24,588,732	$24,512,656

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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
(b)At September 30, 2023, $133,512 of the revolving credit facility was restricted for certain letters of credit issued on behalf of the Company and $1,491,488 of the facility was undrawn and available, subject to covenant limitations. The revolving credit facility is due on the earlier of (i) July 13, 2027 and (ii) April 17, 2025 if, as of such date, any Term Loan B borrowings are still outstanding, unless the Term Loan B maturity date has been extended to a date falling after July 13, 2027. The CSC Holdings' Incremental Term Loan B-6 that is due on the earlier of (i) January 15, 2028 and (ii) April 15, 2027 if, as of such date, any Incremental Term Loan B-5 borrowings are still outstanding, unless the Incremental Term Loan B-5 maturity date has been extended to a date falling after January 15, 2028.
(c)The revolving credit facility provides for commitments in an aggregate principal amount of $2,475,000 and is priced at Secured Overnight Financing Rate ("SOFR") plus 2.25%.
(d)Includes $174,998 related to supply chain financing agreements that is required to be repaid within one year from the date of the respective agreement.
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
As of September 30, 2023, CSC Holdings and Lightpath were in compliance with applicable financial covenants under their respective credit facilities and with applicable financial covenants under each respective indenture by which the senior guaranteed notes, senior secured notes and senior notes were issued.
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
Supply Chain Financing Arrangement
The Company has a supply chain financing arrangement with a financial institution with credit availability of $175,000 that is used to finance certain of its property and equipment purchases. This arrangement extends the Company's repayment terms beyond a vendor’s original invoice due dates (for up to one year) and as such are

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
classified as debt on our consolidated balance sheets. Amounts outstanding under this arrangement amounted to $174,998 and $123,880 as of September 30, 2023 and December 31, 2022, respectively.
Summary of Debt Maturities
The future principal payments under the Company's various debt obligations outstanding as of September 30, 2023, including notes payable and supply chain financing, but excluding finance lease obligations, are as follows:

2023	$67,657
2024	953,429
2025 (a)	2,416,414
2026	567,223
2027	5,141,519
Thereafter (b)	15,796,850

(a)Includes $850,000 principal amount related to the CSC Holdings' revolving credit facility that is due on the earlier of (i) July 13, 2027 and (ii) April 17, 2025 if, as of such date, any Term Loan B borrowings are still outstanding, unless the Term Loan B maturity date has been extended to a date falling after July 13, 2027.
(b)Includes $1,991,932 principal amount related to the CSC Holdings' Incremental Term Loan B-6 that is due on the earlier of (i) January 15, 2028 and (ii) April 15, 2027 if, as of such date, any Incremental Term Loan B-5 borrowings are still outstanding, unless the Incremental Term Loan B-5 maturity date has been extended to a date falling after January 15, 2028.
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
As of September 30, 2023, the Company did not hold and has not issued equity derivative instruments for trading or speculative purposes.
Interest Rate Swap Contracts
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are not designated as hedges for accounting purposes and are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at
		September 30, 2023	December 31, 2022
Asset Derivatives:
Prepaid forward contracts (a)	Derivative contracts	$—	$263,873
Interest rate swap contracts	Other assets, long-term	187,313	185,622
		$187,313	$449,495

(a)In January 2023, the Company settled its outstanding collateralized indebtedness by delivering the Comcast shares it held and the related equity derivative contracts.
The following table presents certain consolidated statement of operations data related to our derivative contracts and the underlying Comcast common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain (loss) on derivative contracts related to change in the value of equity derivative contracts related to Comcast common stock (a)	$—	$323,668	$(166,489)	$643,856
Change in the fair value of Comcast common stock included in gain (loss) on investments (a)	—	(425,686)	192,010	(902,060)
Gain on interest rate swap contracts, net	31,972	105,945	78,708	268,960

(a)In January 2023, the Company settled its outstanding collateralized indebtedness by delivering the Comcast shares it held and the related equity derivative contracts.
Interest Rate Swap Contract
In connection with the phase-out of LIBOR as of June 30, 2023, the Company entered into amendments to its existing interest rate swap contracts that transitioned the reference rates from LIBOR to SOFR. The following is a summary of the terms of the amended interest rate swap contracts:

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
The following table presents the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis and their classification under the fair value hierarchy:

	Fair Value Hierarchy	September 30, 2023	December 31, 2022
Assets:
Money market funds	Level I	$106,976	$141,137
Investment securities pledged as collateral (a)	Level I	—	1,502,145
Prepaid forward contracts (a)	Level II	—	263,873
Interest rate swap contracts	Level II	187,313	185,622
Liabilities:
Contingent consideration related to acquisition	Level III	1,947	8,383

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
The fair values of the contingent consideration as of September 30, 2023 and December 31, 2022 relate to an acquisition in the third quarter of 2022 and were determined using a probability assessment of the contingent payment for the respective periods.
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
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized below:

		September 30, 2023		December 31, 2022
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

Credit facility debt	Level II	$8,297,765	$8,367,816	$9,063,495	$9,145,298
Collateralized indebtedness (b)	Level II	—	—	1,746,281	1,731,771
Senior guaranteed notes and senior secured notes	Level II	9,078,516	7,307,125	8,081,489	6,154,075
Senior notes	Level II	7,331,786	4,475,800	7,324,238	4,531,300
Notes payable and supply chain financing	Level II	175,276	175,276	127,635	127,608
		$24,883,343	$20,326,017	$26,343,138	$21,690,052

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
For the three and nine months ended September 30, 2023, the Company recorded a tax expense of $27,336 and $106,433 on pre-tax income of $102,851 and $299,262, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to the impact of certain non-deductible expenses, state tax expense, and tax deficiencies on share-based compensation.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
NOTE 12.    SHARE-BASED COMPENSATION
The following table presents share-based compensation expense (benefit) recognized by the Company and unrecognized compensation cost:

	Share-Based Compensation				Unrecognized Compensation Cost as of September 30, 2023
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Awards issued pursuant to LTIP:
Stock option awards (a)	$1,103	$19,904	$(5,564)	$62,311	$8,796
Performance stock units (a)	(5,232)	1,593	(13,038)	5,220	7,333
Restricted share units	10,403	15,852	23,320	46,879	62,327
Other	9,841	—	24,650	—	47,171
	$16,115	$37,349	$29,368	$114,410	$125,627

(a)The expense (benefit) for the three and nine months ended September 30, 2023 includes credits due to the modification of awards to certain former executive officers and other forfeitures.
Stock Option Awards
The following table summarizes activity related to stock options granted to Company employees:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)
Balance at December 31, 2022	51,075,675	$20.27	7.73	$184
Granted	640	4.69
Forfeited	(3,423,188)	17.20
Exchanged and canceled (b)	(24,015,508)	20.72
Balance at September 30, 2023	23,637,619	$19.52	6.24	$—
Options exercisable at September 30, 2023	13,971,232	$22.87	4.91	$—

(a)The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of Altice USA's Class A common stock at the respective date.
(b)Options exchanged and canceled in connection with the Company's stock option exchange program discussed below.
As of September 30, 2023, the total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately 2.71 years.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Performance Stock Units
The following table summarizes activity related to performance stock units ("PSUs") granted to Company employees:

Number of PSUs
Balance at December 31, 2022	5,179,359
Forfeited	(1,316,408)
Balance at September 30, 2023	3,862,951
The PSUs have a weighted average grant date fair value of $5.65 per unit. The total unrecognized compensation cost related to the outstanding PSUs is expected to be recognized over a weighted-average period of approximately 2.30 years.
Restricted Share Units
The following table summarizes activity related to restricted share units granted to Company employees:

Number of Units
Balance at December 31, 2022	7,495,388
Granted (including 3,430,433 in connection with Exchange Offer) (a)	16,123,126
Vested	(167,656)
Forfeited	(2,366,720)
Balance at September 30, 2023	21,084,138

(a)During 2023, the Company granted 12,692,693 RSUs to certain employees and directors pursuant to the 2017 LTIP with an aggregate fair value of $41,146 ($3.24 per share) which are being expensed over the vesting period. Most of these awards vest over three years in 33-1/3 annual increments.
Deferred Cash-Denominated Awards
Pursuant to the Exchange Offer, the Company granted $34,309 DCAs, which will be settled in shares of the Company's class A common stock, or cash, at the Company's option. The DCAs vest over a two-year period. As of September 30, 2023, $28,995 awards were outstanding.
Cash Performance Awards
In 2023, the Company granted deferred cash performance awards which cliff vest in three years. The payout of these awards can range from 0% to 200% of the target value based on the Company’s achievement of certain revenue and adjusted EBITDA targets during a three year performance period. These awards will be settled in shares of the Company's class A common stock, or cash, at the Company's option. As of September 30, 2023, $40,403 awards were outstanding.
Lightpath Plan Awards
As of September 30, 2023, 493,890 Class A-1 management incentive units and 278,897 Class A-2 management incentive units ("Award Units") granted to certain employees of Lightpath were outstanding. Vested units will be redeemed upon a partial exit, a change in control or the completion of an initial public offering, as defined in the Lightpath Holdings LLC agreement. The grant date fair value of the Award Units granted and outstanding aggregated $31,895 as of September 30, 2023 and will be expensed in the period in which a partial exit or a liquidity event is consummated.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
The following table summarizes the revenue and expenses related to services provided to or received from affiliates and related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$637	$649	$1,319	$1,765
Operating expenses:
Programming and other direct costs	(3,615)	(4,086)	(9,337)	(11,419)
Other operating expenses, net	(30,064)	(3,111)	(39,859)	(9,243)
Operating expenses, net	(33,679)	(7,197)	(49,196)	(20,662)
Net charges	$(33,042)	$(6,548)	$(47,877)	$(18,897)
Capital expenditures	$41,576	$31,228	$104,468	$71,321
Revenue
The Company recognized revenue primarily from the sale of advertising to certain subsidiaries of Altice Europe and other related parties.
Programming and other direct costs
Programming and other direct costs include costs incurred by the Company for advertising services provided by Teads S.A., a subsidiary of Altice Europe ("Teads").
Other operating expenses, net
Other operating expenses primarily include charges for services provided by certain subsidiaries of Altice Europe and other related parties, including costs for customer care services in 2023.
Capital expenditures
Capital expenditures primarily include costs for equipment purchased and software development services provided by subsidiaries of Altice Europe.
Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	September 30, 2023	December 31, 2022
Due from:
Altice Europe	$300	$529
Other affiliates and related parties	270	43
	$570	$572
Due to:
Altice Europe	$62,054	$19,211
Other affiliates and related parties	14,994	1,646
	$77,048	$20,857

Amounts due from affiliates presented in the table above represent amounts due for services provided to the respective related party. Amounts due to affiliates presented in the table above and included in other current liabilities in the accompanying balance sheets relate to the purchase of equipment, customer care services, and advertising services, as well as reimbursement for payments made on our behalf.
CSC Holdings
During the three and nine months ended September 30, 2023, CSC Holdings made cash equity distribution payments to its parent of $31 and $197, respectively.

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
We derive revenue principally through monthly charges to residential customers of our broadband, video, telephony and mobile services. We also derive revenue from digital video recorder, video-on-demand ("VOD"), pay-per-view, installation and home shopping commissions. Our residential broadband, video, telephony and mobile services accounted for approximately 42%, 33%, 3%, and 1%, respectively, of our consolidated revenue for the nine months ended September 30, 2023. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and small and medium-sized business ("SMB") customers, including broadband, telephony, networking, video, and mobile services. For the nine months ended September 30, 2023, 16% of our consolidated revenue was derived from these business services. In addition, we derive revenues from the sale of advertising time available on the programming carried on our cable television systems, digital advertising, affiliation fees for news programming, and data analytics, which accounted for approximately 5% of our consolidated revenue for the nine months ended September 30, 2023. Our other revenue, which includes mobile equipment revenue, for the nine months ended September 30, 2023 accounted for less than 1% of our consolidated revenue.
Revenue is impacted by rate increases, changes in the amount of promotional offerings, changes in the number of customers that subscribe to our services, including additional services sold to our existing customers, programming package changes by our video customers, speed tier changes by our broadband customers, acquisitions/dispositions, and construction of cable systems that result in the addition of new customers. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
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

Results of Operations - Altice USA (unaudited)

	Three Months Ended September 30,		Favorable (Unfavorable)	Nine Months Ended September 30,		Favorable (Unfavorable)
	2023	2022		2023	2022
Revenue:
Broadband	$961,751	$981,842	$(20,091)	$2,884,661	$2,970,039	$(85,378)
Video	775,818	816,001	(40,183)	2,321,557	2,499,437	(177,880)
Telephony	73,640	83,097	(9,457)	227,390	252,952	(25,562)
Mobile (a)	20,320	15,216	5,104	53,993	47,021	6,972
Residential revenue (a)	1,831,529	1,896,156	(64,627)	5,487,601	5,769,449	(281,848)
Business services and wholesale (a)	366,852	366,662	190	1,095,197	1,105,905	(10,708)
News and advertising	107,484	120,522	(13,038)	319,686	368,447	(48,761)
Other (a)	11,335	10,212	1,123	32,968	34,662	(1,694)
Total revenue	2,317,200	2,393,552	(76,352)	6,935,452	7,278,463	(343,011)
Operating expenses:
Programming and other direct costs	750,538	782,121	31,583	2,284,537	2,429,925	145,388
Other operating expenses	667,278	694,390	27,112	1,974,651	2,009,760	35,109
Restructuring expense and other operating items	4,453	4,007	(446)	39,303	10,058	(29,245)
Depreciation and amortization (including impairments)	402,366	445,769	43,403	1,237,283	1,327,243	89,960
Operating income	492,565	467,265	25,300	1,399,678	1,501,477	(101,799)
Other income (expense):
Interest expense, net	(420,216)	(340,989)	(79,227)	(1,216,203)	(954,564)	(261,639)
Gain (loss) on investments, net	—	(425,686)	425,686	192,010	(902,060)	1,094,070
Gain (loss) on derivative contracts, net	—	323,668	(323,668)	(166,489)	643,856	(810,345)
Gain on interest rate swap contracts, net	31,972	105,945	(73,973)	78,708	268,960	(190,252)
Gain on extinguishment of debt and write-off of deferred financing costs	—	—	—	4,393	—	4,393
Other income (loss), net	(1,470)	3,245	(4,715)	7,165	8,196	(1,031)
Income before income taxes	102,851	133,448	(30,597)	299,262	565,865	(266,603)
Income tax expense	(27,336)	(35,827)	8,491	(106,433)	(152,563)	46,130
Net income	75,515	97,621	(22,106)	192,829	413,302	(220,473)
Net income attributable to noncontrolling interests	(8,676)	(12,670)	3,994	(21,825)	(25,626)	3,801
Net income attributable to Altice USA, Inc. stockholders	$66,839	$84,951	$(18,112)	$171,004	$387,676	$(216,672)

(a)Beginning in the second quarter of 2023, mobile service revenue previously included in mobile revenue is now separately reported in residential revenue and business services revenue. In addition, mobile equipment revenue previously included in mobile revenue is now included in other revenue. Prior period amounts have been revised to conform with this presentation.

The following is a reconciliation of net income to Adjusted EBITDA and Operating Free Cash Flow (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$75,515	$97,621	$192,829	$413,302
Income tax expense	27,336	35,827	106,433	152,563
Other loss (income), net	1,470	(3,245)	(7,165)	(8,196)
Gain on interest rate swap contracts, net	(31,972)	(105,945)	(78,708)	(268,960)
Loss (gain) on derivative contracts, net	—	(323,668)	166,489	(643,856)
Loss (gain) on investments, net	—	425,686	(192,010)	902,060
Gain on extinguishment of debt and write-off of deferred financing costs	—	—	(4,393)	—
Interest expense, net	420,216	340,989	1,216,203	954,564
Depreciation and amortization	402,366	445,769	1,237,283	1,327,243
Restructuring expense and other operating items	4,453	4,007	39,303	10,058
Share-based compensation	16,115	37,349	29,368	114,410
Adjusted EBITDA	915,499	954,390	2,705,632	2,953,188
Capital expenditures (cash)	353,219	493,559	1,409,561	1,371,056
Operating Free Cash Flow	$562,280	$460,831	$1,296,071	$1,582,132
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net cash flows from operating activities	$474,498	$629,162	$1,330,185	$1,905,716
Less: Capital expenditures (cash)	353,219	493,559	1,409,561	1,371,056
Free Cash Flow (Deficit)	$121,279	$135,603	$(79,376)	$534,660

The following table sets forth certain customer metrics for the Company (unaudited):

	September 30, 2023	June 30, 2023	September 30, 2022

	(in thousands)
Total passings (a)	9,609.0	9,578.6	9,414.9
Total customer relationships (b)	4,772.6	4,810.5	4,897.2
Residential	4,391.5	4,429.5	4,514.7
SMB	381.1	381.0	382.5
Residential customers:
Broadband	4,196.0	4,227.0	4,290.6
Video	2,234.6	2,312.2	2,491.8
Telephony	1,572.7	1,640.8	1,818.9
Penetration of total passings (c)	49.7%	50.2%	52.0%
Average revenue per user ("ARPU") (d)	$138.42	$137.44	$139.24

Total mobile lines (e)	288.2	264.2	236.1

FTTH total passings (f)	2,720.2	2,659.5	1,908.2
FTTH customer relationships (g)	295.1	249.7	135.3
FTTH Residential	289.3	245.9	134.2
FTTH SMB	5.7	3.9	1.2
Penetration of FTTH total passings (h)	10.8%	9.4%	7.1%

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
(e)Total mobile lines as of September 30, 2022 include 33 thousand customers receiving free service. As of September 30, 2023 and June 30, 2023, the number of customers receiving free service was nominal.
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
Comparison of Results for the Three and Nine Months Ended September 30, 2023 compared to the Three and Nine Months Ended September 30, 2022
Broadband Revenue
Broadband revenue for the three and nine months ended September 30, 2023 was $961,751 and $2,884,661, respectively, and $981,842 and $2,970,039, for the three and nine months ended September 30, 2022, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Revenue is impacted by rate increases, changes in the amount of promotional offerings, changes in the number of customers, and changes in speed tiers. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Broadband revenue decreased $20,091 (2%) and $85,378 (3%) for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. The decrease for the three months ended September 30, 2023 was due to a decline in broadband customers. The decrease for the nine months ended September 30, 2023 was due to a decline in broadband customers and lower average recurring broadband revenue per broadband customer.
Video Revenue
Video revenue for the three and nine months ended September 30, 2023 was $775,818 and $2,321,557, respectively, and $816,001 and $2,499,437, for the three and nine months ended September 30, 2022, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Revenue is impacted by rate increases, changes in the amount of promotional offerings, changes in the number of customers, additional services sold to our existing customers, and changes in programming packages. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Video revenue decreased $40,183 (5%) and $177,880 (7%) for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. These decreases were due to a decline in video customers, partially offset by higher average recurring video revenue per video customer, primarily driven by certain rate increases.
Telephony Revenue
Telephony revenue for the three and nine months ended September 30, 2023 was $73,640 and $227,390, respectively, and $83,097 and $252,952, for the three and nine months ended September 30, 2022, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Revenue is impacted by changes in rates for services, changes in the amount of promotional offerings, changes in the number of customers, and additional services sold to our existing customers. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
Telephony revenue decreased $9,457 (11%) and $25,562 (10%) for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. The decrease for the three months ended September 30, 2023 was due to a decline in telephony customers. The decrease for the nine months ended September 30, 2023 was due to a decline in telephony customers, partially offset by higher average recurring telephony revenue per telephony customer.
Mobile Service Revenue
Mobile service revenue for the three and nine months ended September 30, 2023 was $20,320 and $53,993, respectively, and $15,216 and $47,021 for the three and nine months ended September 30, 2022, respectively. Mobile service revenue increased $5,104 (34%) and $6,972 (15%) for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. The increase for the three month period was due primarily to a decline in customers receiving free service during the three months ended September 30, 2023 as compared to the same period in the prior year and an increase in mobile customers. The increase for the nine month period was due primarily to an increase in mobile customers, as well as a decline in customers receiving free service as compared to the same period in the prior year.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three and nine months ended September 30, 2023 was $366,852 and $1,095,197, respectively, and $366,662 and $1,105,905 for the three and nine months ended September 30, 2022, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber-based telecommunications services to the business market, and the sale of broadband, video, telephony, and mobile services to SMB customers.
Business services and wholesale revenue increased $190 for the three months ended and decreased $10,708 (1%) for the nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively. The decrease for the nine month period was due to lower SMB revenue, lower backhaul revenue attributable to wholesale customers and lower contract termination fee revenue.
News and Advertising Revenue
News and advertising revenue for the three and nine months ended September 30, 2023 was $107,484 and $319,686, respectively, and $120,522 and $368,447 for the three and nine months ended September 30, 2022, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), (ii) digital advertising, and (iii) data analytics. News and advertising revenue also includes affiliation fees for news programming.
News and advertising revenue decreased $13,038 (11%) and $48,761 (13%) for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022 primarily due to a decrease in linear advertising revenue.
Other Revenue
Other revenue for the three and nine months ended September 30, 2023 was $11,335 and $32,968, respectively, and $10,212 and $34,662, for the three and nine months ended September 30, 2022, respectively. Other revenue includes revenue from sales of mobile equipment and other miscellaneous revenue streams.
Programming and Other Direct Costs
Programming and other direct costs for the three and nine months ended September 30, 2023 amounted to $750,538 and $2,284,537, respectively, and $782,121 and $2,429,925, for the three and nine months ended September 30, 2022, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs are impacted by increases in contractual rates, changes in the number of customers receiving certain programming services, and new channel launches. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the cost of media advertising spots for resale, the cost of mobile devices sold to our customers and direct costs of providing mobile services.

The decreases of $31,583 (4%) and $145,388 (6%) for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 were primarily attributable to the following:

	Three Months	Nine Months
Decrease in programming costs primarily due to lower video customers, partially offset by net contractual rate increases	$(44,636)	$(138,163)
Increase (decrease) in taxes and surcharges. The decrease for the nine month period was primarily due to refunds.	6,015	(10,346)
Decrease in software license fees related to customer premise equipment	(1,013)	(10,495)
Increase in costs of media advertising spots for resale, primarily linear spots resulting from an acquisition in the third quarter of 2022	7,197	18,175
Other net increases (decreases)	854	(4,559)
	$(31,583)	$(145,388)
Programming costs
Programming costs aggregated $606,132 and $1,869,235, respectively, for the three and nine months ended September 30, 2023, and $650,768 and $2,007,398 for the three and nine months ended September 30, 2022, respectively. Our programming costs in 2023 will continue to be impacted by changes in programming rates, which we expect to increase, and by changes in the number of video customers.
Other Operating Expenses
Other operating expenses for the three and nine months ended September 30, 2023 amounted to $667,278 and $1,974,651, respectively, and for the three and nine months ended September 30, 2022 amounted to $694,390 and $2,009,760, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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
The decreases in other operating expenses of $27,112 (4%) and $35,109 (2%) for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 were attributable to the following:

	Three Months	Nine Months
Net increase in labor costs and benefits, partially offset by an increase in capitalizable activity	$4,635	$53,912
Increase in repairs and maintenance costs, net of capitalizable activity	7,270	15,821
Increase in utility costs	607	7,586
Decrease in bad debt	(10,240)	(3,133)
Decrease in share-based compensation including credits resulting from the modification of awards to certain former executive officers primarily in the three months ended March 31, 2023	(21,234)	(85,042)
Decrease in marketing costs due to costs incurred in 2022 from the rebranding of our services from Suddenlink to Optimum	(10,321)	(30,443)
Other net increases, net of capitalizable activity	2,171	6,190
	$(27,112)	$(35,109)

Restructuring Expense and Other Operating Items
Restructuring expense and other operating items for the three and nine months ended September 30, 2023 amounted to $4,453 and $39,303, respectively, as compared to $4,007 and $10,058 for the three and nine months ended September 30, 2022, respectively, and comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual payments for terminated employees	$2,951	$1,694	$32,183	$3,561
Facility realignment costs	476	493	2,187	2,775
Impairment of right-of-use operating lease assets	2	144	9,125	345
Remeasurement of contingent consideration related to an acquisition	(126)	—	(6,436)	—
Transaction costs related to certain transactions not related to the Company's operations	1,150	1,676	2,244	3,377
	$4,453	$4,007	$39,303	$10,058
Depreciation and Amortization
Depreciation and amortization for the three and nine months ended September 30, 2023 amounted to $402,366 and $1,237,283, respectively, as compared to $445,769 and $1,327,243 for the three and nine months ended September 30, 2022, respectively.
The decreases in depreciation and amortization of $43,403 and $89,960 for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was due to lower amortization expense resulting from certain assets becoming fully amortized, partially offset by higher depreciation expense resulting from increased asset additions in 2023.
Adjusted EBITDA
Adjusted EBITDA amounted to $915,499 and $2,705,632, respectively, for the three and nine months ended September 30, 2023 as compared to $954,390 and $2,953,188 for the three and nine months ended September 30, 2022, respectively.
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
The decreases in Adjusted EBITDA of $38,891 and $247,556 for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, respectively, were due to the decreases in revenue, partially offset by decreases in operating expenses during 2023 (excluding depreciation and amortization, restructuring and other operating items and share-based compensation), as discussed above.
Operating Free Cash Flow
Operating free cash flow was $562,280 and $1,296,071, respectively, for the three and nine months ended September 30, 2023 as compared to $460,831 and $1,582,132 for the three and nine months ended September 30, 2022, respectively. The increase in operating free cash flow of $101,449 for the three months ended September 30, 2023 as compared to the same period in 2022 was due to a decrease in capital expenditures, partially offset by a decrease in Adjusted EBITDA. The decrease in operating free cash flow of $286,061 for the nine months ended September 30, 2023 as compared to the same period in 2022 was due to a decrease in Adjusted EBITDA and an increase in capital expenditures.
Free Cash Flow (Deficit)
Free cash flow (deficit) was $121,279 and $(79,376), respectively, for the three and nine months ended September 30, 2023 as compared to $135,603 and $534,660 for the three and nine months ended September 30, 2022, respectively. The decrease in free cash flow of $14,324 in the three month period was due to a decrease in net cash provided by operating activities, partially offset by a decrease in capital expenditures. The decrease in free cash flow of $614,036 in the nine month period was due to a decrease in net cash provided by operating activities and an increase in capital expenditures.
Interest Expense, net
Interest expense, net was $420,216 and $1,216,203, respectively, for the three and nine months ended September 30, 2023, as compared to $340,989 and $954,564, respectively, for the same periods in the prior year. The increases of $79,227 and $261,639 for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 were attributable to the following:

	Three Months	Nine Months
Increase primarily due to an increase in interest rates, partially offset by a decrease in average debt balances	$91,763	$305,378
Lower (higher) capitalized interest related to FTTH network construction	894	(3,723)
Higher interest income	(1,107)	(4,903)
Other net decreases, primarily lower amortization of deferred financing costs and original issue discounts	(12,323)	(35,113)
	$79,227	$261,639
Gain (Loss) on Investments
Gain (loss) on investments was $192,010 for the nine months ended September 30, 2023 compared to $(425,686) and $(902,060) for the three and nine months ended September 30, 2022, respectively, and consisted primarily of the increase (decrease) in the fair value of the Comcast common stock owned by the Company through January 24, 2023. The effects of these gains (losses) were partially offset by the losses (gains) on the related equity derivative contracts, net described below.
Gain (Loss) on Derivative Contracts, net
Gain (loss) on derivative contracts, net for the nine months ended September 30, 2023 amounted to $(166,489) compared to $323,668 and $643,856 for the three and nine months ended September 30, 2022, respectively, and included realized and unrealized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company through January 24, 2023. The effects of these gains (losses) are partially offset by losses (gains) on investment securities pledged as collateral, which are included in gain (loss) on investments discussed above.
Gain on Interest Rate Swap Contracts, net
Gain on interest rate swap contracts, net was $31,972 and $78,708, respectively, for the three and nine months ended September 30, 2023 compared to $105,945 and $268,960 for the three and nine months ended September 30, 2022, respectively. These amounts represent the change in the fair value of the interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes.
Other Income (Loss), net
Other income (loss), net amounted to $(1,470) and $7,165, respectively, for the three and nine months ended September 30, 2023 compared to $3,245 and $8,196 for the three and nine months ended September 30, 2022, respectively. These amounts include the non-service benefit or cost components of the Company's pension plans and dividends received on Comcast common stock owned by the Company through January 24, 2023.
Income Tax Expense
For the three and nine months ended September 30, 2023, Altice USA recorded a tax expense of $27,336 and $106,433 on pre-tax income of $102,851 and $299,262, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to the impact of certain non-deductible expenses, state tax expense, and tax deficiencies on share-based compensation.
For the three and nine months ended September 30, 2022, Altice USA recorded a tax expense of $35,827 and $152,563 on pre-tax income of $133,448 and $565,865, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses and state tax expense.

CSC HOLDINGS, LLC
The following is a reconciliation of CSC Holdings' net income to Adjusted EBITDA and Operating Free Cash Flow:

	CSC Holdings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$75,515	$97,621	$192,829	$413,302
Income tax expense	27,336	35,827	106,433	152,563
Other income, net	1,470	(3,245)	(7,165)	(8,196)
Gain on interest rate swap contracts, net	(31,972)	(105,945)	(78,708)	(268,960)
Loss (gain) on derivative contracts, net	—	(323,668)	166,489	(643,856)
Loss (gain) on investments, net	—	425,686	(192,010)	902,060
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	(4,393)	—
Interest expense, net	420,216	340,989	1,216,203	954,564
Depreciation and amortization	402,366	445,769	1,237,283	1,327,243
Restructuring expense and other operating items	4,453	4,007	39,303	10,058
Share-based compensation	16,115	37,349	29,368	114,410
Adjusted EBITDA	915,499	954,390	2,705,632	2,953,188
Capital expenditures (cash)	353,219	493,559	1,409,561	1,371,056
Operating Free Cash Flow	$562,280	$460,831	$1,296,071	$1,582,132
Refer to Altice USA's Management's Discussion and Analysis of Financial Condition and Results of Operations above.
The following is a reconciliation of CSC Holdings' net cash flow from operating activities to Free Cash Flow (Deficit):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net cash flows from operating activities	$474,498	$629,162	$1,330,185	$1,905,716
Less: Capital expenditures (cash)	353,219	493,559	1,409,561	1,371,056
Free Cash Flow (Deficit)	$121,279	$135,603	$(79,376)	$534,660
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
Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums (excluding accrued interest) as of September 30, 2023, as well as interest expense for the nine months ended September 30, 2023:

	CSC Holdings Restricted Group	Lightpath	Other Unrestricted Entities	Altice USA/CSC Holdings
Debt outstanding:
Credit facility debt	$7,724,983	$572,782	$—	$8,297,765
Senior guaranteed notes	8,634,455	—	—	8,634,455
Senior secured notes	—	444,061	—	444,061
Senior notes	6,922,919	408,867	—	7,331,786
Subtotal	23,282,357	1,425,710	—	24,708,067
Finance lease obligations	234,471	—	—	234,471
Notes payable and supply chain financing	175,276	—	—	175,276
Total debt	$23,692,104	$1,425,710	$—	$25,117,814
Interest expense:
Credit facility debt, senior notes, finance leases, notes payable and supply chain financing	$1,144,275	$71,039	$—	$1,215,314
Collateralized indebtedness relating to stock monetizations (a)	—	—	7,227	7,227
Total interest expense	$1,144,275	$71,039	$7,227	$1,222,541

(a)This indebtedness was collateralized by shares of Comcast common stock. In January 2023, we settled this debt by delivering the Comcast shares we held and the related equity derivative contracts, resulting in the receipt of cash of approximately $50,500 (including dividends of $11,598).

Payment Obligations Related to Debt
As of September 30, 2023, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as notes payable and supply chain financing, but excluding finance lease obligations are as follows:

	CSC Holdings Restricted Group	Lightpath	Altice USA/ CSC Holdings
2023	$469,231	$14,468	$483,699
2024	2,471,758	98,041	2,569,799
2025 (a)	3,833,142	97,372	3,930,514
2026	1,817,193	92,585	1,909,778
2027	5,212,527	1,110,531	6,323,058
Thereafter (b)	16,991,084	438,344	17,429,428
Total	$30,794,935	$1,851,341	$32,646,276

(a)Includes $850,000 principal amount and related interest related to the CSC Holdings' revolving credit facility that is due on the earlier of (i) July 13, 2027 and (ii) April 17, 2025 if, as of such date, any Term Loan B borrowings are still outstanding, unless the Term Loan B maturity date has been extended to a date falling after July 13, 2027.
(b)Includes $1,991,932 principal amount related to the CSC Holdings' Incremental Term Loan B-6 that is due on the earlier of (i) January 15, 2028 and (ii) April 15, 2027 if, as of such date, any Incremental Term Loan B-5 borrowings are still outstanding, unless the Incremental Term Loan B-5 maturity date has been extended to a date falling after January 15, 2028.
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
CSC Holdings Credit Facility
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($1,524,323 outstanding at September 30, 2023) (the "CSC Term Loan Facility"), and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($850,000 outstanding at September 30, 2023) (the "CSC Revolving Credit Facility" and, together with the CSC Term Loan Facility, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
In October 2018, CSC Holdings entered into a $1,275,000 ($523,061 outstanding at September 30, 2023) incremental term loan facility (the “Incremental Term Loan B-3”), in October 2019, CSC Holdings entered into a $3,000,000 ($2,895,000 outstanding at September 30, 2023) incremental term loan facility ("Incremental Term Loan B-5") and in December 2022, CSC Holdings entered into a $2,001,942 ($1,991,932 outstanding at September 30, 2023) incremental term loan facility (the "Incremental Term Loan B-6") under its existing credit facilities agreement.

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
Lightpath Credit Facility
In November 2020, Lightpath entered into a credit agreement which provides a term loan in an aggregate principal amount of $600,000 ($583,500 outstanding at September 30, 2023) and revolving loan commitments in an aggregate principal amount of $100,000. As of September 30, 2023, there were no borrowings outstanding under the Lightpath revolving credit facility.
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
See Note 8 to our consolidated financial statements for further information on the above debt obligations.
Capital Expenditures
The following table presents the Company's capital expenditures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer premise equipment	$93,805	$75,857	$240,715	$237,707
Network infrastructure	190,281	301,251	776,594	848,140
Support and other	5,258	70,616	174,364	168,780
Business Services	63,875	45,835	217,888	116,429
Capital expenditures (cash basis)	353,219	493,559	1,409,561	1,371,056
Right-of-use assets acquired in exchange for finance lease obligations	19,019	36,090	102,671	130,861
Notes payable issued to vendor for the purchase of equipment and other assets	38,037	36,680	135,272	88,181
Change in accrued and unpaid purchases and other	41,414	39,585	(108,202)	45,218
Capital expenditures (accrual basis)	$451,689	$605,914	$1,539,302	$1,635,316
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
Cash Flow Discussion
Altice USA
Operating Activities
Net cash provided by operating activities amounted to $1,330,185 for the nine months ended September 30, 2023 compared to $1,905,716 for the nine months ended September 30, 2022.

The decrease in cash provided by operating activities of $575,531 in 2023 as compared to 2022 resulted from a decrease in net income before depreciation and amortization and other non-cash items of $808,678, partially offset by an increase of $233,147 due to changes in working capital (including an increase in interest payments of $240,117 and a decrease in tax payments of $3,461), as well as the timing of payments of liabilities, and collections of accounts receivable, among other items.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 was $1,411,238 compared to $1,376,101 for the nine months ended September 30, 2022. The 2023 investing activities consisted primarily of capital expenditures of $1,409,561. The 2022 investing activities consisted primarily of capital expenditures of $1,371,056.
Financing Activities
Net cash provided by (used in) financing activities amounted to $45,439 for the nine months ended September 30, 2023, compared to $(474,800) for the nine months ended September 30, 2022.
In 2023, the Company's financing activities consisted primarily of proceeds from long-term debt of $2,350,000 and proceeds from derivative contracts in connection with the settlement of collateralized debt of $38,902, offset by the repayment of debt of $2,215,112 and principal payments on finance lease obligations of $112,795.
In 2022, the Company's financing activities consisted primarily of the repayment of debt of $1,942,428 and principal payments on finance lease obligations of $97,165, partially offset by proceeds from long-term debt of $1,565,000.
CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $1,330,185 for the nine months ended September 30, 2023 compared to $1,905,716 for the nine months ended September 30, 2022.
The decrease in cash provided by operating activities of $575,531 in 2023 as compared to 2022 resulted from a decrease in net income before depreciation and amortization and other non-cash items of $808,678, partially offset by an increase of $233,147 due to changes in working capital (including an increase in interest payments of $240,117 and a decrease in tax payments of $3,461), as well as the timing of payments of liabilities and collections of accounts receivable, among other items.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 was $1,411,238 compared to $1,376,101 for the nine months ended September 30, 2022. The 2023 investing activities consisted primarily of capital expenditures of $1,409,561. The 2022 investing activities consisted primarily of capital expenditures of $1,371,056.
Financing Activities
Net cash provided by (used in) financing activities amounted to $45,439 for the nine months ended September 30, 2023, compared to $(474,800) for the nine months ended September 30, 2022.
In 2023, the Company's financing activities consisted primarily of proceeds from long-term debt of $2,350,000, and proceeds from derivative contracts in connection with the settlement of collateralized debt of $38,902, offset by the repayment of debt of $2,215,112 and principal payments on finance lease obligations of $112,795.
In 2022, the Company's financing activities consisted primarily of the repayment of debt of $1,942,428 and principal payments on finance lease obligations of $97,165, partially offset by proceeds from long term debt of $1,565,000.
Commitments and Contingencies
As of September 30, 2023, the Company's commitments and contingencies not reflected in the Company's balance sheet decreased to approximately $6,100,000 as compared to approximately $8,100,000 as of December 31, 2022. This decrease relates primarily to payments made in 2023 pursuant to programming commitments and a reduction in programming commitments due to a decrease in the number of video customers as of September 30, 2023 as compared to December 31, 2022.

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
For the nine months ended September 30, 2023, Altice USA did not repurchase any shares. From inception through September 30, 2023, Altice USA repurchased an aggregate of 285,507,773 shares for a total purchase price of approximately $7,808,698. These acquired shares were retired and the cost of these shares was recorded in stockholders' deficiency in the consolidated balance sheet of Altice USA. As of September 30, 2023, Altice USA had approximately $1,191,302 of availability remaining under the incremental share repurchase program which expires in November 2023.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
All dollar amounts, except per share data, included in the following discussion are presented in thousands.
Fair Value of Debt
At September 30, 2023, the fair value of our fixed rate debt, comprised of our senior guaranteed and senior secured notes, senior notes, notes payable and supply chain financing of $11,958,201 was lower than its carrying value of $16,585,578 by $4,627,377. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. Our floating rate borrowings, comprised of our term loans and revolving credit facilities bear interest in reference to current SOFR-based market rates and thus their principal values approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2023 would increase the estimated fair value of our fixed rate debt by $534,704 to $12,492,905. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values in our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. See Note 9 to our consolidated financial statements for a summary of interest rate swap contracts outstanding at September 30, 2023. The Company's outstanding interest rate swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statement of operations. For the three and nine months ended September 30, 2023, the Company recorded a gain on interest rate swap contracts of $31,972 and $78,708 and had a fair value at September 30, 2023 of $187,313 recorded as other assets, long-term on the consolidated balance sheet.
As of September 30, 2023, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control
During the nine months ended September 30, 2023, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings
Refer to Note 14 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.
Item 5.        Other Information
None.
Item 6.        Exhibits

EXHIBIT NO.	DESCRIPTION

31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101
The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed with the Securities and Exchange Commission on November 1, 2023 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders' Deficiency; (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.

104	The cover page from this quarterly report on Form 10-Q formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.

Date:	November 1, 2023		/s/ Marc Sirota
		By:	Marc Sirota Chief Financial Officer