Form 10-K
period 2023-12-31
Altice USA, Inc.
filed 2024-02-15
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act	Yes	☒	No	☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act	Yes	☐	No	☒

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
☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates of Altice USA, Inc. computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of June 30, 2023:	$656,665,390
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	NYSE

Number of shares of common stock outstanding as of February 9, 2024	456,117,351
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

PART I
Item 1.    Business
Altice USA, Inc. ("Altice USA," "we" or the "Company") was incorporated in Delaware on September 14, 2015. We are controlled by Patrick Drahi through Next Alt. S.à.r.l. ("Next Alt"), who also controls Altice Group Lux S.à.r.l., formerly Altice Europe N.V. ("Altice Europe") and its subsidiaries and other entities.
Altice USA is a holding company that does not conduct any business operations of its own. Altice Europe, through a subsidiary, acquired Cequel Corporation ("Cequel") on December 21, 2015 (the "Cequel Acquisition") and Cequel was contributed to Altice USA on June 9, 2016. Altice USA acquired Cablevision Systems Corporation ("Cablevision") on June 21, 2016 (the "Cablevision Acquisition").
We principally provide broadband communications and video services in the United States and market our services primarily under the Optimum brand. We deliver broadband, video, telephony and mobile services to approximately 4.7 million residential and business customers across our footprint. Our footprint extends across 21 states (primarily in the New York metropolitan area and various markets in the south-central United States) through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a fiber-to-the-home ("FTTH") network with approximately 9.6 million total passings as of December 31, 2023. Additionally, we offer news programming and advertising services.
Our ongoing FTTH network build has enabled us to deliver multi-gig broadband speeds to meet the growing data needs of residential and business customers. Concurrent to our FTTH network deployment, we also continue to upgrade our existing HFC network through the deployment of digital and expansion of Data Over Cable Service Interface Specification ("DOCSIS") 3.1 technology in order to roll out enhanced broadband services to customers. We currently make available in a majority of our footprint 1 Gbps broadband services which provide a connectivity experience supporting the most data-intensive activities, including streaming 4K ultra-high-definition ("UHD") and high-definition ("HD") video on multiple devices, online multi-player video game streaming platforms, video chatting, streaming music, high-quality virtual-and augmented reality experiences, and downloading large files.
The following table presents certain financial data and metrics for Altice USA:

	Years ended December 31,
	2023	2022	2021

	(in thousands, except percentage data)
Customer Relationships (a)	4,743.5	4,879.7	5,014.7
Revenue	$9,237,064	$9,647,659	$10,090,849
Adjusted EBITDA (b)	$3,608,890	$3,866,537	$4,427,251
Adjusted EBITDA as % of Revenue	39.1%	40.1%	43.9%
Net income attributable to Altice USA, Inc. stockholders	$53,198	$194,563	$990,311

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

Our Products and Services
We provide broadband, video, telephony and mobile services to both residential and business customers. We also provide enterprise-grade fiber connectivity, bandwidth and managed services to enterprise customers and provide advertising time and services to advertisers. In 2023, we surpassed 2.7 million homes and businesses passed with our state-of-the-art FTTH network. In addition, we offer various news programming through traditional linear and digital platforms to consumers across our footprint.
The prices we charge for our services vary based on the number of services and associated service level or tier our customers choose, coupled with any promotions we may offer.
Residential Services
The following table shows our customer relationships for broadband, video and telephony services provided to residential customers.

	December 31,
	2023	2022	2021

	(in thousands)
Total residential customer relationships:	4,363.1	4,498.5	4,632.8
Broadband	4,169.0	4,282.9	4,386.2
Video	2,172.4	2,439.0	2,732.3
Telephony	1,515.3	1,764.1	2,005.2
The following table shows our revenues for broadband, video, telephony and mobile services provided to residential customers.

	Years Ended December 31,
	2023	2022	2021

Residential revenue:	(in thousands)
Broadband	$3,824,472	$3,930,667	$3,925,089
Video	3,072,011	3,281,306	3,526,205
Telephony	300,198	332,406	404,813
Mobile	77,012	61,832	51,281
Broadband Services
We offer a variety of broadband service tiers tailored to meet the different needs of our residential customers. Current offers include download speeds up to 8 Gbps for our residential customers.
Our FTTH broadband service is available to over 2.7 million homes, offering multi-gig symmetrical speed tiers to substantially all our FTTH customers and we plan to continue this expansion. We also are now deploying Smart WiFi 6 routers to certain of these customers.
Substantially all of our HFC network is digital and DOCSIS 3.1 compatible, which allows us to provide HFC customers with advanced broadband, video and telephony services.
Video Services
We currently offer a variety of video services through Optimum TV, which include delivery of broadcast stations and cable networks, over the top ("OTT") services such as Netflix, YouTube and others, advanced digital video services, such as video-on-demand ("VOD"), HD channels, digital video recorder ("DVR") and pay-per-view, to our residential markets. Depending on the market and level of service, customers have access to local broadcast networks and independent television stations, news, information, sports and entertainment channels, regional sports networks, international channels and premium services such as Max (formerly known as HBO), Showtime and Starz. Additionally, we provide app based solutions for TV, including a companion mobile app that allows viewing of television content on iOS or Android devices, as well as the available Optimum TV app on Apple TV, and on Optimum Stream for eligible customers.

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
We also provide advanced services, such as pay-per-view and VOD, that give residential video customers control over when they watch their favorite programming. Our pay-per-view service allows customers to pay to view single showings of programming on an unedited, commercial-free basis, including feature films, live sporting events, concerts and other special events. Our VOD service provides on-demand access to movies, special events, free prime time content and general interest titles. Subscription-based VOD premium content such as Max and Starz is made available to customers who subscribe to one of our premium programming packages.
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
Additionally, customers can use their credentials to access apps provided by programmers and networks on platforms where these apps are offered, including access to premium direct-to-consumer products such as Max with eligible subscriptions.
We also provide an entertainment product, Optimum Stream, to our non-video broadband customers that offers customers access to a wide variety of video content through an easy self-installation device. Customers can also access their Optimum TV service on Optimum Stream via the Optimum App, alongside the thousands of apps available in the Google Play Store.
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
Mobile
We offer a mobile service providing data, talk and text to consumers in or near our service footprint. The service is delivered over a nationwide network with long-term evolution ("LTE") and 5G (where available) coverage through our network partners, including our infrastructure-based mobile virtual network operator ("MVNO") agreement with T-Mobile U.S. Inc. ("T-Mobile"). We offload mobile traffic using our Optimum Wi-Fi network of hotspots in the New York metropolitan area as well as select customer premises equipment across our footprint. Our full infrastructure MVNO agreement with T-Mobile is differentiated from other light MVNOs in that it gives us full access control over our own core network, as well as the Home Location Register and subscriber identification module (SIM)/eSIM cards. This allows us to fully control seamless data offloading and the handover between the fixed and wireless networks. We also have full product, features and marketing flexibility with our mobile service.
Our mobile product is sold at Optimum stores, as well as online. Consumers can bring their own devices or purchase or finance a variety of phones (new or certified pre-owned) directly from us, including Apple, Samsung and Motorola devices.
Business Services
We offer a wide and growing variety of products and services to both large enterprise and small and medium-sized business ("SMB") customers, including broadband, telephony, networking and video services. As of December 31, 2023, we served approximately 380 thousand SMB customers across our footprint. We serve enterprise customers primarily through Cablevision Lightpath LLC ("Lightpath"), our 50.01% owned subsidiary.
Enterprise Customers
Lightpath, our fiber enterprise business, provides Ethernet, data transport, IP-based virtual private networks, Internet access, telephony services, including session initiated protocol ("SIP") trunking and VoIP services to the business market primarily in the New York metropolitan area. Lightpath also entered the Boston metropolitan area as a result of an acquisition of assets in June 2021 and entered the Miami metropolitan area in November 2022. Our Lightpath bandwidth connectivity service offers speeds up to 400 Gbps. Lightpath also provides managed services to businesses, including hosted telephony services (cloud based SIP-based private branch exchange), managed WiFi, managed desktop and server backup and managed collaboration services including audio and web conferencing. Through Lightpath, we also offer fiber-to-the-tower ("FTTT") services to wireless carriers for cell tower backhaul that enables wireline communications service providers to connect to towers that their own wireline networks do not reach. Lightpath's enterprise customers include companies in health care, financial, education, legal and professional services, and other industries, as well as the public sector and communication providers, incumbent local exchange carriers ("ILEC"), and competitive local exchange carriers ("CLEC"). As of December 31, 2023, Lightpath had approximately 15,100 locations connected to its fiber network, which currently includes approximately 21,300 miles of fiber sheaths ("route miles"), including owned route miles and route miles pursuant to indefeasible right of use agreements with Altice USA and other third party providers.
In our footprint outside of the New York metropolitan area, for enterprise and larger commercial customers, we offer high capacity data services, including wide area networking and dedicated data access and advanced services such as wireless mesh networks. We also offer enterprise class telephone services which include traditional multi-line phone service over DOCSIS and trunking solutions via SIP for our Primary Rate Interface ("PRI") and SIP trunking applications. Similar to Lightpath, we also offer FTTT services in these areas. These services are offered on a standalone basis or in bundles that are developed specifically for our commercial customers.
SMB Customers
We provide broadband, video and telephony services to SMB customers. In addition to these services, we also offer managed services, including hosted private branch exchange, managed WiFi, premiere technical support and network security for SMB customers. Telephony services include Optimum Voice for Business, Business Hosted Voice and Business Trunking (SIP and PRI). Optional telephony add-on services include international calling and toll free numbers. Beginning in January 2024, mobile offerings are available to SMB customers allowing wireless connectivity for converged handsets, data only devices, and mobile to mobile solutions.
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
Cheddar News
Our Cheddar News business covered the latest headlines and trending topics across business, politics, tech, pop culture, and innovative products, and services. Cheddar News broadcasted live throughout the day across traditional linear television delivery systems and OTT platforms. We sold this business in December 2023.
i24NEWS
Launched in July 2013, i24NEWS is an international news channel specializing in delivering international news focusing on the Middle East. i24NEWS' global news team covers top stories as they happen on three channels, in three languages: English, French and Arabic.
a4 Advertising
a4 advertising is an advanced advertising and data company that provides audience-based, multiscreen advertising solutions to local, regional and national businesses and advertising clients. a4 enables advertisers to reach millions of households on television through cable networks, on-demand and addressable inventory across the United States and through their proprietary technology and privacy-compliant database of aggregated consumer and TV viewership data.

New York Interconnect
In many markets, we have entered into agreements commonly referred to as "Interconnects" with other cable operators to jointly sell local advertising. This simplifies our clients' purchase of local advertising and expands their geographic reach. In some markets, we represent the advertising sales efforts of other cable operators; in other markets, alternative cable operators represent us. NY Interconnect, LLC is a joint venture between Altice USA, Charter and Comcast Corporation ("Comcast").
Franchises
As of December 31, 2023, our systems operated in more than 1,400 communities pursuant to franchises, permits and similar authorizations issued by state and local governmental authorities. Franchise agreements typically require the payment of franchise fees and contain regulatory provisions addressing, among other things, service quality, cable service to schools and other public institutions, insurance and indemnity. Franchise authorities generally charge a franchise fee of not more than 5% of certain of our cable service revenues that are derived from the operation of the system within such locality. We generally pass the franchise fee on to our customers.
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
Our cable programming costs for broadcast stations and cable networks have increased in excess of customary inflationary and cost-of-living type increases. We expect programming costs to continue to increase due to a variety of factors including annual increases imposed by stations and programmers and additional programming being provided to customers, including HD, 4K UHD, digital and VOD programming. In particular, broadcast and sports programming costs continue to increase significantly. In addition, contracts to purchase sports programming sometimes provide for optional additional programming to be available on a surcharge basis during the term of the contract.
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
We invest heavily in target marketing, due to our regional strategy and local focus. Our strategic priority is on building new customer relationships and expanding their use of our broadband, video, voice and mobile offerings, delivering innovative solutions matched to their needs. Most of our marketing is developed centrally then customized regionally, tailoring to local audiences. We have a diverse customer base, and a key focus of ours is to effectively serve a broad range of segments, and to reflect our community’s diversity within marketing materials and advertisements. We also give back to our communities through initiatives and sponsorships focused on digital equity, future innovators (educational programs related to Science, Technology, Engineering and Math (STEM) and robotics) and SMBs.
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
Customer Experience
We believe the customer experience is a cornerstone of our business. Our call center strategy is to demonstrate that we are reliable support experts, that are simple to interact with and work to the best of our ability to resolve the issue in the first attempt. Accordingly, we make a concerted effort to continually improve each customer interaction and have made significant investments in our people, processes and technology to enhance our customers' experience and to reduce the need for customers to contact us.
The insights from operational customer service metrics and our customer surveys help us focus our product, technology, process, and network improvement efforts. We proactively collect feedback from our customers on all frontline interactions, product experience and service experience. Listening to and acting upon customer and agent feedback is a major pillar in our customer experience program and as such we review feedback as part of our on-going operations.
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

We also offer our customers the ability to interact with us and get support through digital channels, whether via our website, chat, interactive voice support, text messaging, mobile app, or social media (X (formerly known as Twitter) and Facebook). Customers can use our customer portal website and mobile app to manage and pay their bill online, obtain service and account information, and get self-help troubleshooting procedures. Our goal is to continue to improve upon those customer care experiences whether through traditional or digital methods (such as through the My Optimum app).
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
We have upgraded our networks, both through the deployment of our FTTH network and through new DOCSIS technologies, and we are delivering speeds of up to 1 Gbps in many areas of our footprint. We also have a networking caching architecture that places highly viewed Internet traffic from the largest Internet-based content providers at the edge of the network closest to the customer to reduce bandwidth requirements across our national backbone, thus reducing operating expense. This collective network architecture also provides us with the capability to manage traffic across several Internet access points, thus helping to ensure Internet access redundancy and quality of service for our customers. Additionally, our national backbone connects most of our systems, which allows for an efficient and economical deployment of services from our centralized platforms that include telephone, VOD, network DVR, common video content, broadband Internet, hosted business solutions, provisioning, e-mail and other related services.
Our ongoing FTTH network build passing over 2.7 million homes as of December 31, 2023, has enabled us to deliver multi-gig broadband speeds to meet the growing data needs of residential and business customers. We believe our FTTH network is more resilient with reduced maintenance requirements, fewer service outages and lower power usage, which we expect will drive further structural cost efficiencies.
We have also focused on system reliability and disaster recovery as part of our national backbone and primary system strategy. For example, to help ensure a high level of reliability of our services, we implemented redundant power capability, as well as fiber route and carrier diversity in our networks. With respect to disaster recovery, we invested in our telephone platform architecture for geo-redundancy to minimize downtime in the event of a disaster to any single facility.
In addition, we continue to expand and refine our bandwidth utilization in order to meet demand for new and improved advanced services. A key component to reclaim bandwidth was the digital delivery of video channels that were previously distributed in analog through the launch of digital simulcast, which duplicates analog channels as digital channels. Additionally, the deployment of lower-cost digital customer premises equipment, such as HD digital transport adapters, enabled the use of more efficient digital channels instead of analog channels, thus allowing the reclamation of expanded basic analog bandwidth in the targeted systems. This reclaimed analog bandwidth is being repurposed for other advanced services such as additional HDTV services and faster Internet access speeds.
To support our mobile business, we have a nationwide mobile core network with multiple interconnection points (including Texas, California, Illinois, and two in New York), as well as the necessary interconnection points for our network partners T-Mobile and AT&T Inc. ("AT&T"), Appalachian Wireless and US Cellular.
Information Technology
Our information technology ("IT") systems consist of billing, customer relationship management, business and operational support and sales force management systems. We continue to update and simplify our IT infrastructure through further investments, focusing on cost efficiencies, improved system reliability, functionality and scalability and enhancing the ability of our IT infrastructure to meet our ongoing business objectives. Additionally, through investment in our IT platforms and focus on process improvement, we have simplified and harmonized our service offering bundles and improved our technical service delivery and customer service capabilities. We contract with managed service providers to deliver certain core Business Support Systems and Operations Support Systems. These services are integrated into our overall IT ecosystems to ensure an efficient operation. Backup services are provided through alternate systems and infrastructure.

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
Intellectual Property
We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services. We also rely on our access to the proprietary technology of Altice Europe, including through Altice Labs, and licenses to the name "Altice" and derivatives from Next Alt. We believe we own or have the right to use all of the intellectual property that is necessary for the operation of our business as we currently conduct it.
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
Broadband Services Competition
Our broadband services face competition from broadband communications companies' digital subscriber line ("DSL"), FTTH/Fiber to the Premises ("FTTP") and wireless broadband offerings, as well as from a variety of companies that offer other forms of online services, including satellite-based broadband services. AT&T, Frontier Communications Corporation ("Frontier") and Verizon Communications Inc.'s ("Verizon") Fios are our primary fiber-based competitors. T-Mobile fixed wireless, Verizon fixed wireless and AT&T Internet Air are our primary wireless broadband competitors. Current and future fixed and wireless Internet services, such as 4G, LTE and 5G (and variants) wireless broadband services and WiFi networks, and devices such as wireless data cards, tablets and smartphones, and mobile wireless routers that connect to such devices, may also compete with our broadband services both for in premises broadband service and mobile broadband. All major wireless carriers offer unlimited data plans, which could, in some cases, become a substitute for the fixed broadband services we provide. The Federal Communications Commission ("FCC") is likely to continue to make additional radio spectrum available for these wireless Internet access services, which in time could expand the quality and reach of these services. Additionally, federal legislation has substantially increased the amount of subsidies to entities deploying broadband to areas deemed to be "unserved" or "underserved," which could result in increased competition for our broadband services.

We face intense competition from broadband communications companies with fiber-based networks. Verizon has constructed a FTTH network that passes a significant number of households in our New York metropolitan service area; and AT&T has constructed an FTTP/Fiber to the Node infrastructure in various markets in our south-central United States service area. We estimate that Verizon is currently able to sell a fiber-based service, including broadband, video and telephony, to over two-thirds of the households in our New York metropolitan service area and that AT&T and new fiber-based service providers are able to sell fiber products to over one-quarter of the households in various markets in our south-central United States service area. Frontier offers DSL and FTTH broadband service and competes with us in most of our Connecticut service area, as well as parts of our Texas and West Virginia service areas.
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
Our video services also face competition from a number of other sources, including companies that deliver movies, television shows and other video programming, including extensive on demand, live content, serials, exclusive and original content, over broadband Internet connections to televisions, computers, tablets and mobile devices, such as Netflix, Hulu, Disney+, Apple TV+, YouTube TV, Amazon Prime, Sling TV, DirecTV Stream and others. In addition, our programming partners continue to launch direct to consumer streaming products, delivering content to consumers that was formerly only available via video, such as Discovery+, Disney+, Max and Paramount+.
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
Mobile Wireless Competition
Our mobile wireless service, launched in September 2019, faces competition from a number of national incumbent network-based mobile service providers, such as AT&T, T-Mobile and Verizon and smaller regional service providers, as well as a number of reseller or MVNO providers, such as Tracfone, Boost Mobile and Cricket Wireless, among others. We believe that our approach to the mobile wireless service offering, including the construction and operation of our own "mobile core" and the ability to bundle and promote the product to our existing customer base, gives us advantages over pure MVNO resellers, and differentiates us from incumbent network-based operators. Improvements by incumbent and reseller mobile service providers on price, features, speeds, and service enhancements will continue to impact the competitiveness and attractiveness of our mobile service, and we will need to continue to invest in our services, product and marketing to answer that competition. Our mobile wireless strategy depends on the availability of wholesale access to radio access networks ("RAN") from one or more network-based providers with whom we are likely to compete. Our mobile service is vulnerable to constraints on the availability of wholesale access or increases in price from the incumbents. Consolidation among wholesale RAN access providers could impair our ability to sustain our mobile service. In April 2020, Sprint and T-Mobile merged, subject to certain conditions imposed by the United States Department of Justice and the FCC. While the reduction of competition among mobile wireless network-based providers likely will negatively impact the price and availability of wholesale RAN access to us generally, certain of the conditions imposed upon the merger parties by the U.S. Department of Justice and the FCC have the potential to ameliorate those effects and to enhance the coverage, quality and cost structure for our mobile services while those conditions are in effect.
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
Employees and Labor Relations
Human Capital
As of December 31, 2023, we had approximately 10,600 employees. Approximately 450 of our employees were represented by unions as of such date. Approximately 91% of our employees are U.S. based. Our employees perform work in a variety of environments, including customers’ homes or businesses, in the field, and on site in retail stores, centers or offices. We have also hired new key leaders across our business, each bringing their expertise and leadership from decades of experience in the cable and telecommunications industry. In response to tight labor markets, inflation and other challenges we experienced along with many other U.S. organizations, we implemented retention solutions for key talent and broadened our talent acquisition strategies.
Diversity and Inclusion
We are committed to diversity and inclusion with a focus on providing our employees and our customers with the best experience possible. Our approach is informed by best practices in recruitment, retention, community engagement and culture building, which will help us build a company that is welcoming, respectful and with equal opportunities for all.
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
In recent years, the traditional local cable franchising regime has undergone significant change as a result of federal and state action. Several states have reduced or eliminated the role of local or municipal government in franchising in favor of state- or system-wide franchises, and the trend has been toward consolidation of franchising authority at the state level, in part to accommodate the interests of new broadband and cable entrants over the last decade. At the same time, the FCC has adopted rules that streamline entry for new competitors (such as those affiliated with broadband communications companies) and reduce certain franchising burdens for these new entrants. In 2019, the FCC also extended to existing cable providers relief from certain fees and other regulatory requirements imposed by franchising authorities, including subjecting certain fees for access to the right-of-way and certain in-kind payments obligations to the statutory cap on franchise fees, as well as preempting states and localities from exercising their authority to regulate cable operators’ non-cable services. The FCC's order was challenged by several municipalities and substantially upheld by the U.S. Sixth Circuit Court of Appeals on appeal, although the court curtailed the relief related to in-kind contributions. Some municipalities have asked the FCC to reopen consideration of these issues. We cannot predict whether or not the FCC will do so or what actions it may take if it does.
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
There have been frequent calls to impose further rate regulation on the cable industry. It is possible that Congress or the FCC may adopt new constraints on the retail pricing or packaging of cable programming. As we attempt to respond to a changing marketplace with competitive marketing and pricing practices, we may face regulations that impede our ability to compete. In 2023, the FCC proposed rules that would require cable operators to disclose the "all-in" price for service, including fees related to the provision of cable service such as network fees, sports and broadcast programming fees, in subscriber bills, advertising, and promotional materials. We currently assess a network enhancement fee, which may be subject to such a rule. The FCC has also proposed restricting the use of early termination fees imposed on customers who terminate long-term service contracts prior to the expiration of their contracts, and to require cable operators to prorate a subscriber's bill for the final month of service if the subscriber cancels service prior to the end of the final month. We do not charge early termination fees. We currently charge for service in whole-month increments other than where prohibited by state law, so the adoption of this proposal would affect our customer service practices. We cannot predict whether these rules and restrictions, if adopted, would affect our cable revenue and subscribership.
In addition, a number of state and local regulatory authorities have imposed or seek to impose price- or price-related regulation that we believe is inconsistent with FCC direction, and these efforts if successful, will diminish the benefits of deregulation and hamper our ability to compete with our largely unregulated competitors. We brought a challenge in federal and state court against one such attempt to regulate our pricing by the New Jersey Board of Public Utilities ("Board"), but in 2023, the New Jersey Supreme Court upheld the Board's regulation.
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
Broadcast stations must elect either "must carry" or retransmission consent every three years. A substantial number of local broadcast stations currently carried by our cable systems have elected to negotiate for retransmission consent. In the most recent retransmission consent negotiations, popular television stations have demanded substantial compensation increases, thereby increasing our operating costs. The FCC recently proposed that cable operators provide subscribers with a rebate if a broadcast station is blacked out during a retransmission consent dispute. The proposed rebate requirement would also apply if other video programming services are blacked out during a carriage dispute.
Ownership Limitations.    Federal regulation of the communications field traditionally included a host of ownership restrictions, which limited the size of certain media entities and restricted their ability to enter into competing enterprises. Through a series of legislative, regulatory, and judicial actions, most of these restrictions have been either eliminated or substantially relaxed. In 2017, the FCC relaxed some broadcast media ownership rules, and the broadcast industry subsequently experienced consolidation. The FCC's order was subsequently affirmed by the U.S. Supreme Court, but the FCC has the statutory obligation to review its broadcast ownership rules every four years and revise them if it determines that the public interest so requires. The FCC recently affirmed its existing ownership rules and extended the rule prohibiting the same television licensee from acquiring an affiliation with more than one of the "top four" networks in the same local market to include affiliation via a low power television station or one of the licensee's available programming streams on its broadcast signal. This change may help reduce the leverage broadcasters can exercise in negotiating the fees we pay them to license their signals. Depending on the outcome of the FCC’s 2022 quadrennial review of media ownership rules, the broadcast industry could consolidate further, which could adversely impact those fees.
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
Pole Attachments.    We make extensive use of utility poles and conduits to attach and install the facilities that are integral to our network and services. The Communications Act requires most utilities to provide cable systems with access to poles and conduits to attach such facilities at regulated rates, but does not extend these requirements to other entities, such as municipalities and electric cooperatives. The FCC (or a state, if it chooses to regulate) regulates utility company rates for the rental of pole and conduit space used by companies, including operators like us, to provide cable, telecommunications services, and Internet access services. Many states in which we operate have elected to set their own pole attachment rules. Adverse changes to the pole attachment rate structure, rates, classifications, and access could significantly increase our annual pole attachment costs. Expansion of our business into new areas, including areas where poles and conduits are operated by electric cooperatives or municipalities not subject to FCC or state regulation, may be frustrated by delays, capacity constraints, "makeready" demands or the general inability to secure appropriate pole or conduit rights, as well as higher pole and conduit access costs.
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
Exclusive Access to Multitenant Buildings.    The FCC prohibits cable operators from entering into or enforcing exclusive agreements with owners of multitenant buildings under which the operator is the only multichannel video programming distributor ("MVPD") with access to the building. FCC rules also restrict certain business arrangements between cable operators and owners of multitenant buildings, including prohibiting operators from entering into certain types of revenue sharing agreements and requiring operators to disclose to tenants the existence of exclusive marketing arrangements and the availability of alternative providers. The FCC has also clarified that existing FCC rules regarding cable inside wiring prohibit so-called "sale-and-leaseback" arrangements that effectively deny access to alternative providers.
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
As cable operators provide interactive and other advanced services, additional privacy and data security requirements may arise through legislation, regulation or judicial decisions. For example, the Video Privacy Protection Act of 1988 has been interpreted in some instances to cover online interactive services. In addition, Congress, the Federal Trade Commission ("FTC"), and other lawmakers and regulators are all considering whether to adopt additional measures that could impact the collection, use, and disclosure of customer information in connection with the delivery of advertising and other services to consumers customized to their interests. See "Privacy Regulations" below.
Federal Copyright Regulation.    We are required to pay copyright royalty fees on a semi-annual basis to receive a statutory compulsory license to carry broadcast television content. These fees are subject to periodic audit by the content owners. The amount of a cable operator's royalty fee payments is determined by a statutory formula that takes into account various factors, including the amount of "gross receipts" received from customers for "basic" service, the number of "distant" broadcast signals carried and the characteristics of those distant signals (e.g., network, independent or noncommercial). Certain elements of the royalty formula are subject to adjustment from time to time, which can lead to increases in the amount of our semi-annual royalty payments. The U.S. Copyright Office, which administers the collection of royalty fees, has made recommendations to Congress for changes in or elimination of the statutory compulsory licenses for cable television carriage of broadcast signals. Changes to copyright regulations could adversely affect the ability of our cable systems to obtain such programming and could increase the cost of such programming. Similarly, we must obtain music rights for locally originated programming and advertising from the major music performing rights organizations. These licensing fees have been the source of litigation in the past, and we cannot predict with certainty whether license fee disputes may arise in the future. The legal framework for secondary copyright liability for Internet Service Providers ("ISPs"), including whether and to what extent an ISP may be liable for the alleged infringement of its subscribers' internet services, continues to evolve and could result in significant liability for us.
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
Other Regulation.    We are subject to various other regulations, including those related to political broadcasting; home wiring; the blackout of certain network and syndicated programming; prohibitions on transmitting obscene programming; limitations on advertising in children's programming; and standards for emergency alerts, as well as telemarketing and general consumer protection laws, federal and state marketing and advertising standards and regulations, and equal employment opportunity obligations. For example, the Television Viewer Protection Act of 2019 imposes obligations on cable and fixed broadband providers, including required disclosures at the point of sale and in electronic billing and prohibitions on certain equipment charges. The FCC also imposes various technical standards on our operations. In the aftermath of extreme weather events, the FCC and certain states continue to examine whether new requirements are necessary to improve the resiliency of communications networks. In 2022, the FCC adopted disaster response requirements for facilities-based wireless providers but deferred imposing similar requirements on cable and other communications networks. The FCC requires cable operators to report network outages that exceed a specified threshold and, in 2024, put in place regulations that mandate reporting on operational status and restoration information during disasters. Some jurisdictions, such as California, have begun to impose new technical requirements on facilities-based wireline providers as part of their resiliency proceedings. Other states have undertaken examinations of storm resiliency, recovery, and customer impacts, which could lead to additional regulation of the industry. Each of these regulations restricts (or could restrict) our business practices to varying degrees and will impose (or could impose) substantial compliance costs. The FCC can aggressively enforce compliance with its regulations and consumer protection policies, including through the imposition of substantial monetary sanctions. It is possible that Congress or the FCC will expand or modify its regulations of cable systems in the future, and we cannot predict at this time how that might impact our business.
Broadband
Regulatory Classification.    Broadband Internet access services were traditionally classified by the FCC as "information services" for regulatory purposes, a type of service that is subject to a lesser degree of regulation than "telecommunications services." In 2015, the FCC reversed this determination and classified broadband Internet access services as "telecommunications services." This reclassification had subjected our broadband Internet access service to greater regulation, although the FCC did not apply all telecommunications service obligations to broadband Internet access service. The 2015 Order (as defined below) could have had a material adverse impact on our business. In December 2017, the FCC adopted an order that in large part reversed again the 2015 Order and reestablished the "information service" classification for broadband Internet access service. The 2017 Order (as defined below) was affirmed in part on appeal in October 2019 insofar as it classified broadband Internet access services as information services subject to lesser federal regulation. However, the 2017 Order was also vacated in part on appeal insofar as it preempted states from subjecting broadband Internet access services to any requirements more stringent than the federal requirements. As a result, the precise extent to which state rules may impose such requirements, as well as other regulatory obligations, on broadband Internet access service providers is not fully settled. The FCC, in 2023, proposed reclassifying broadband service as a common carrier telecommunications service under similar terms and conditions as the 2015 Order. The FCC is expected to act on this proposal by mid-2024.
Net Neutrality.   Congress and some states are considering legislation that may codify "net neutrality" rules, which could include prohibitions on blocking, throttling and prioritizing Internet traffic. A number of states, including California and New York, have adopted legislation and/or executive orders that apply "net neutrality" rules to ISPs. The California legislation took effect in March 2021, and was upheld in 2022 by the Ninth Circuit Court of Appeals against a challenge by internet service providers. New York has in place an executive order that requires entities contracting with state agencies to commit to and certify compliance with net neutrality principles across the market.
Digital Discrimination. Pursuant to a Congressional directive, the FCC adopted rules in 2023 to facilitate equal access to broadband internet access service by preventing digital discrimination of access, which the FCC defined as "policies or practices, not justified by genuine issues of technical or economic feasibility, that differentially impact consumers' access to broadband internet access service based on their income level, race, ethnicity, color, religion or national origin, or are intended to have such differential impact." The FCC rules include a process for bringing complaints against broadband providers that relate to digital discrimination. The rules take effect in March 2024 and have been challenged in court. We cannot predict the outcome of the litigation or how these rules will affect our broadband business, including deployment and pricing.
Consumer Labels. The FCC rules require broadband providers to display, at the point of sale, consumer labels with information about their broadband services. The labels must disclose certain information about broadband prices, introductory rates, data allowances, and speeds, and include links to information about network management practices, privacy policies, and the FCC's Affordable Connectivity Program ("ACP") for low-income households. The FCC's rules also require the labels to itemize monthly charges and fees, including regulatory fees passed through to consumers for any individual consumer's location. The requirement to display labels takes effect in 2024.

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
Government Subsidies. The FCC and other federal agencies, as well as some states, direct subsidies to entities deploying broadband to areas deemed to be "unserved" or "underserved." Federal legislation and state programs have substantially increased the amount of such subsidies in recent years, and eligibility criteria for the use of such subsidies do not always limit their use exclusively to areas lacking broadband access. We have sought this funding as have many other entities, including broadband services competitors and new entrants into such services. We have also opposed subsidies directed to areas that we already serve. There is no assurance that we will be successful in securing such funding, nor any guarantee of the amount of funding we could receive. In 2022, we were authorized to receive subsidies from the FCC as part of the Rural Digital Opportunity Fund ("RDOF"). RDOF awards include a number of regulatory requirements and construction milestones. If we fail to meet these obligations, we could be subject to government penalties. By accepting RDOF funding, we are required to participate in the federal Lifeline program, which provides low-income households with discounted voice and broadband services. Lifeline includes additional regulatory and compliance obligations. The FCC also administers the ACP, which provides subsidies for broadband providers that provide discounted broadband service to low-income households, which we participate in. The FCC has announced that it expects funding for ACP to run out in May 2024.
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
Other forms of regulation of broadband Internet access service currently being considered by the FCC, Congress or state legislatures include consumer protection requirements, billing and notifications requirements, cybersecurity requirements, consumer service standards, requirements to contribute to universal service programs and requirements to protect personally identifiable customer data from theft. Pending and future legislation in this area could adversely affect our operations as an ISP and our relationship with our Internet customers. While neither the FCC nor states currently regulate the price for broadband services generally, the state of New York enacted legislation that would regulate the price and terms for the broadband service offered to low-income households. This law was enjoined by a New York federal court, and the ruling is currently on appeal. Numerous states are also seeking to impose price caps on broadband service provided to low-income households as a condition of awarding subsidies for the construction of broadband networks to unserved and underserved areas.
Additionally, from time to time the FCC and Congress have considered whether to subject broadband Internet access services to the federal Universal Service Fund ("USF") contribution requirements. Any contribution requirements adopted for Internet access services would impose significant new costs on our broadband Internet service. At the same time, the FCC may also change the manner in which Universal Service funds are distributed. By focusing on broadband and wireless deployment, rather than traditional telephone service, changes could assist some of our competitors in more effectively competing with our service offerings.
Telephony Services
We provide telephony services using VoIP technology ("interconnected VoIP") and traditional switched telephony via our CLEC subsidiaries.
The FCC has adopted several regulations for interconnected VoIP services, as have several states, especially as it relates to core customer and safety issues such as E911, local number portability, disability access, outage reporting, universal service contributions, and regulatory reporting requirements. The FCC has not, however, formally classified interconnected VoIP services as either information services or telecommunications services. In this vacuum, some states have asserted more expansive rights to regulate interconnected VoIP services, while others have adopted laws that bar the state commission from regulating VoIP service. Several advocacy and labor organizations petitioned the FCC in 2022 to formally classify VoIP as a telecommunications service; however, the FCC has not taken any action on the petition. Classification of our VoIP services as telecommunications services could result in additional regulatory requirements and compliance costs.

Universal Service.     Interconnected VoIP services must contribute to the USF used to subsidize communication services provided to low-income households, to customers in rural and high-cost areas, and to schools, libraries, and rural health care providers. The amount of universal service contribution required of interconnected VoIP service providers is based on a percentage of revenues earned from interstate and international services provided to end users. We allocate our end user revenues and remit payments to the universal service fund in accordance with FCC rules. The FCC has ruled that states may impose state universal service fees on interconnected VoIP providers.
Local Number Portability.   The FCC requires interconnected VoIP service providers and their "numbering partners" to ensure that their customers have the ability to port their telephone numbers when changing providers. We also contribute to federal funds to meet the shared costs of local number portability and the costs of North American Numbering Plan Administration.
Other Regulation.     Interconnected VoIP service providers are required to provide enhanced 911 emergency services to their customers; protect customer proprietary network information from unauthorized disclosure to third parties; report to the FCC on service outages; comply with telemarketing regulations and other privacy and data security requirements; (see "Privacy Regulations" below); comply with disabilities access requirements and service discontinuance obligations; comply with call signaling requirements; and comply with CALEA standards. In August 2015, the FCC adopted new rules to improve the resiliency of the communications network. Under the new rules, providers of telephony services, including interconnected VoIP service providers, must make available twenty-four hours of standby backup power for consumers to purchase at the point of sale. The rules also require that providers inform new and current customers about service limitations during power outages and steps that consumers can take to address those risks. In addition, the FCC is currently considering whether to require VoIP providers to maintain backup power for certain network equipment, and California has adopted rules requiring VoIP providers to maintain seventy-two hours of network backup power in certain areas of the state facing elevated fire risks. The FCC also requires interconnect VoIP providers to report network outages that exceed a specified threshold.
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
Other Services
We may provide other services and features over our cable system, such as games and interactive advertising, which may be subject to a range of federal, state and local laws, such as privacy and consumer protection regulations and federal and state standards and regulations. We also maintain various websites that provide information and content regarding our businesses. The operation of these websites is also subject to a similar range of regulations.
Privacy Regulations
Our cable, Internet, voice, wireless and advertising services are subject to various federal, state and local laws and regulations, as well as, in instances where we operate outside of the U.S., the laws and regulations of the countries and regions where we operate, regarding subscriber privacy, data security, data protection, and data use. Our provision of Internet services subjects us to the limitations on use and disclosure of user communications and records contained in the Electronic Communications Privacy Act of 1986. Broadband Internet access service is also subject to various privacy laws applicable to electronic communications. We are subject to various state regulations and enforcement oversight related to our policies and practices covering the collection, use, and disclosure of personal information. The California Consumer Privacy Act ("CCPA"), a comprehensive privacy act aimed at increasing disclosure requirements, privacy protections, and the rights of consumers to identify and delete stored private data, subject to some limited business exceptions, has been in effect since January 1, 2020. Amendments to the CCPA under the California Privacy Rights Act of 2020 took effect on January 1, 2023, and provide certain additional disclosure requirements, privacy protections, and rights of consumers. Virginia adopted the Consumer Data Protection Act in 2021 which took effect on January 1, 2023. Colorado also adopted a comprehensive privacy act in 2021, as did Utah and Connecticut in 2022, that also impose disclosure requirements, privacy protections, and the rights of consumers to opt out of certain data sharing. Those laws took effect in 2023.
The FCC, in 2023, expanded its data breach notification reporting obligations applicable to telecommunications carriers and interconnected VoIP providers, which could cause us to incur additional compliance costs. In 2023, Texas, among other states, passed a comprehensive consumer privacy law. As with existing state consumer privacy laws in California, Virginia, and Connecticut, among other states, this law creates disclosure requirements, privacy protections, and consumer privacy rights for covered businesses. The Texas law will take effect July 1, 2024. Similarly, the New Jersey legislature passed a comprehensive consumer privacy law in January 2024, which will take effect in January 2025. We expect further scrutiny of privacy practices at all levels of government in the areas where we operate. Implementing and updating systems and processes to comply with new rules could impact our business opportunities and impose operating costs on the business.
Our i24NEWS operation has employees and offices in the European Union ("EU") that are subject to the General Data Protection Regulation ("GDPR"). Further, our a4 advertising business conducts limited business with customers that advertise in the EU and in the United Kingdom ("UK"). As such, we have certain compliance obligations with EU member state, as well as UK laws and regulations, including compliance obligations under the GDPR and UK

GDPR, and bear potential enforcement risks and fines if we fail to comply, even as the application of those regulations to some of our operations are unclear or are unknown.
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
•Changes or uncertainty in respect of interest rate benchmarks may affect our sources of funding.
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
•Our mobile wireless service is subject to startup risk, competition, and risks associated with the price and availability of wholesale access to RAN.
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
•We may be materially adversely affected by regulatory changes related to pole attachments and the regulatory environment related to pole attachments could impede our ability to expand into new markets.
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
•We may be adversely affected if other parties are able to get government subsidies to overbuild our plant, or if subsidies we receive to construct facilities or support low-income subscribers run out.
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
•We are a "controlled company" within the meaning of the rules of the New York Stock Exchange ("NYSE").
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
Another source of competition for our video services is the delivery of video content over the Internet directly to customers, some of which is offered without charging a fee for access to the content. This competition comes from a number of different sources, including companies that deliver movies, television shows and other video programming, including extensive on demand, live content, serials, exclusive and original content, over broadband Internet connections to televisions, computers, tablets and mobile devices, such as Netflix, Hulu, Disney+, Apple TV+, YouTube TV, Amazon Prime, Sling TV, DirecTV Stream and others. It is possible that additional competitors will enter the market and begin providing video content over the Internet directly to customers. Increasingly, content owners, such as Max (formerly known as HBO), CBS, Disney and ESPN, are selling their programming directly to consumers over the Internet without requiring a video subscription. The availability of these services has and will continue to adversely affect customer demand for our video services, including premium and on-demand services. Further, due to consumer electronics innovations, consumers can watch such Internet-delivered content on television sets and mobile devices, such as smartphones and tablets. Internet access services are also offered by providers of wireless services, including traditional cellular phone carriers and others focused solely on wireless data services.
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
Mobile broadband providers increasingly provide Fixed Wireless Broadband ("FWB") services that can substitute for our fixed broadband service. These 5G FWB services from T-Mobile and Verizon, for example, in addition to services such as 4G, LTE and other 5G (and variants) wireless broadband services and WiFi networks, and devices such as wireless data cards, tablets and smartphones, and mobile wireless routers that connect to such devices, also compete with our broadband services both for in premises broadband service and mobile broadband. All major wireless carriers have started to offer unlimited data plans, which could, in some cases, become a substitute for the fixed broadband services we provide. The FCC is likely to continue to make additional radio spectrum available for these wireless Internet access services, which in time could expand the quality and reach of these services.
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
From time to time the capital markets experience volatility and disruption. Volatility in the capital markets may be impacted by a number of factors. Some of the main factors which have recently contributed to capital markets volatility include, but are not limited to, inflationary pressures, the outlook for interest rates, the military conflicts between Russia and Ukraine and in the Middle East. There can be no assurance that market conditions will not continue to be volatile or worsen in the future.
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
Our subsidiaries have incurred substantial amounts of indebtedness in connection with acquisitions and to finance the Cequel Acquisition, the Cablevision Acquisition, our operations, upgrades to our cable plant and acquisitions of other cable systems, sources of programming and other businesses. We have also incurred substantial indebtedness in order to offer new or upgraded services to our current and potential customers. At December 31, 2023, the carrying value of our total aggregate indebtedness, including finance leases, notes payable and supply chain financing was approximately $25.1 billion. Because we are highly leveraged, our payments on our indebtedness are significant in relation to our revenues and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease, but our required payments under our indebtedness would not. Any decrease in our revenues or an increase in operating costs (and corresponding reduction in our cash flows) would therefore adversely affect our ability to make interest or principal payments on our indebtedness as they come due.
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
Our business is capital intensive. Operating and maintaining our cable systems requires significant amounts of cash payments to third parties. Capital expenditures were $1,704.8 million, $1,914.3 million and $1,231.7 million in 2023, 2022 and 2021, respectively, and primarily include payments for customer premise equipment, network infrastructure, support and other costs.
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
Changes or uncertainty in respect of interest rate benchmarks may affect our sources of funding.
The interest rates applicable to our term loan due April 2027 were previously linked to the London Interbank Offered Rate ("LIBOR"), which has recently been the subject of international reform proposals. Certain LIBOR settings were discontinued at the end of 2021, and the remaining settings were phased out by the end of June 2023. In the United States, the Alternative Reference Rates Committee proposed the Term Secured Overnight Financing Rate ("Term

SOFR") as an alternative to LIBOR for use in contracts that were indexed to U.S. dollar LIBOR and proposed a phased market transition plan to Term SOFR. Term SOFR significantly differs from LIBOR and may not yield the same or similar economic results as LIBOR which could have a material adverse effect on the liquidity of, and the amount payable under, our sources of funding.
Pursuant to the terms of our credit facilities agreement, subsequent to the phase-out of LIBOR on June 30, 2023, the interest rate on our outstanding LIBOR-linked borrowings became linked to synthetic USD LIBOR, calculated as Term SOFR plus the spread adjustment for the corresponding LIBOR setting, until September 30, 2024.
If we are unable to transition our outstanding borrowings that accrue interest at alternative reference rates to Term SOFR, if there are any further significant changes to the setting of alternative interest rate benchmarks, and in the event of the discontinuation of, or changes in the manner of administration of, interest rate benchmarks, the interest rates on our borrowings could be materially different than expected. These developments may cause us to renegotiate some of these agreements and may have an adverse effect on our financial condition and results of operations.
We depend on third-party vendors for certain equipment, hardware, licenses and services in the conduct of our business. If we do not have access to such items on reasonable terms and on a timely basis, our ability to offer our products and services could be impaired, and our business, results of operations and financial condition could be adversely affected.
We use third-party suppliers, service providers and licensors to supply some of the equipment, hardware, services, software and operational support necessary to provide some of our products and services. Some of these vendors are our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. Some of these vendors do not have a long operating history or may not be able to continue to supply the products or services we desire. In addition, because of the pace at which technological innovations occur in our industry, we may not be able to obtain access to the latest technology on reasonable terms. The termination or disruption in these relationships as a result of contractual disagreements, operational or financial failures on the part of our vendors, or other adverse events that prevent vendors from providing the equipment or services we need, with the level of quality we require, in a timely manner, and at reasonable prices, could result in significant costs to us and have a negative effect on our ability to provide our products and services. It is also possible that, under some circumstances, we could be forced to switch to different key vendors. Because of the cost and time lag that can be associated with transitioning from one vendor to another, our business could be substantially disrupted if we were required to or chose to do so, especially if the replacement became necessary on short notice. As a result, our business, results of operations and financial condition could be materially adversely affected.
Labor shortages and supply chain disruptions could prevent us from meeting customer demand and negatively affect our financial results.
We and some of our third-party suppliers, service providers and licensors have experienced a shortage of qualified labor at our and their facilities in certain geographies, particularly within the United States. A prolonged shortage of qualified labor could decrease our and our third-party vendors’ ability to meet our customers' demands and efficiently operate our and their facilities. Prolonged labor shortages could also lead to decreased productivity and increased labor costs from higher overtime, the need to hire temporary help to meet demand and higher wages rates in order to attract and retain employees. Any of these developments could materially increase our costs and have a material adverse effect on our results of operations.
We have experienced supply chain disruptions related to third-party vendors who have been negatively impacted by availability of qualified labor, restrictions on employees’ ability to work, facility closures, disruptions to ports and other shipping infrastructure, border closures, other travel or health-related restrictions, geopolitical issues and increased raw material costs. These and similar disruptions have and may in the future impact our supply chain for technology, construction materials, products, including our consumer premises equipment, and supplies, such as fiber optic cables, and could negatively impact our financial results and our ability to execute our growth strategy and provide products and services to our customers, should they persist.
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
Any of these events, if experienced by or directed at us or technologies or assets upon which we depend, could have adverse consequences on our network, infrastructure or facilities, as well as our customers and business, including degradation of service, service disruption, excessive call volume to call centers, and damage to our or our customers’ equipment and data. Large expenditures may be necessary to repair or replace damaged property, networks and system infrastructure following one of the identified or similar events or to protect property, networks and infrastructure from other events in the future. Moreover, the amount and scope of insurance that we maintain against losses resulting from any such events may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our business that may result. A significant shutdown or service disruption could result in damage to our reputation and credibility, customer dissatisfaction and ultimately a loss of customers or revenue. Any significant loss of customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition and results of operations. Further, any of such events could lead to claims against us and could result in regulatory penalties, particularly if we encounter difficulties in restoring service to our customers on a timely basis or if the related losses are found to be the result of our practices or failures.
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

As of December 31, 2023, approximately 450 of our employees were represented by either the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). We have existing collective bargaining agreements with the CWA and IBEW that cover these employees in New York, New Jersey and West Virginia and expire at various times between April 2024 through December 2026.
The collective bargaining agreements with the CWA and IBEW covering these groups of employees or any other agreements with unions may increase our expenses or affect our ability to implement operational changes. Increased unionization of our workforce and any labor disputes we experience could create disruption or have an adverse effect on our business, financial condition and results of operations.
A significant amount of our book value consists of intangible assets that may not generate cash in the event of a voluntary or involuntary sale.
At December 31, 2023, we reported approximately $31.9 billion of consolidated total assets, of which approximately $22.5 billion were intangible. Intangible assets primarily included franchises from city and county governments to operate cable systems, goodwill, customer relationships and trade names. While we believe the carrying values of our intangible assets are recoverable, we may not receive any cash in the event of a voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business. We urge our stockholders to read carefully the notes to our consolidated financial statements contained herein, which provide more detailed information about these intangible assets.
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
We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services. It is possible that our intellectual property rights are challenged or invalidated by third-party proceedings and may ultimately not be strong enough to provide meaningful commercial competitive advantage. Third parties have in the past, and may in the future, assert claims or initiate litigation related to exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to us. These assertions have increased over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the rapid rate of issuance of new patents, we believe it is not always possible to determine with precision in advance whether a particular service, product or any of their components infringes or will infringe on the patent rights of others. Asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers or customers, alleging infringement of their proprietary rights with respect to our existing or future products and/or services or components of those products and/or services.
Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to modify our business, develop a non-infringing technology, cause us to be enjoined from use of certain intellectual property, use alternate technology or enter into license and royalty agreements. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable and the high cost of litigation, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third-party is successful, if we are required to indemnify a customer with respect to a claim against the customer, or if we fail to modify our business, develop non-infringing technology, use alternate technology or license the proprietary rights on commercially reasonable terms and conditions, our business, financial condition and results of operations could be materially adversely affected.
We may be liable for the material that content providers distribute over our networks.
The law in most cases limits the liability of private network operators for information carried on, stored on or disseminated through their networks. However, these limitations on liability are subject to certain exceptions and the contours of those exceptions are not fully settled. Among other things, the limitation of copyright liability for network operators with respect to materials transmitted over their networks is conditioned upon the network operators’ terminating the accounts of repeat infringers in certain circumstances, and the law is unsettled as to the circumstances in which such termination is required to maintain the operator’s limitation of liability. As such, we could be exposed to legal claims relating to content disseminated on our networks and/or asserting that we are not eligible for statutory limitations on liability for network operators with respect to such content. Claims could involve matters such as defamation, invasion of privacy or copyright infringement. For example, two complaints have been filed in the U.S. District Court for the Eastern District of Texas alleging that certain of our Internet subscribers infringed the plaintiffs' copyrighted works. There can be no assurance as to the outcome of such litigations. We may incur significant costs in defending these actions, and if we need to take measures to reduce our exposure to these risks or are required to pay damages in relation to, such claims or choose to settle such claims, our business, reputation, financial condition and results of operations could be materially adversely affected. See "Note 17. Commitments and Contingencies – Legal Matters."
If we are unable to retain key employees, our ability to manage our business could be adversely affected.
Our operational results have depended, and our future results will depend upon the retention and continued performance of our management team. The competitive environment for management talent in the broadband communications industry could adversely impact our ability to retain and hire new key employees for management positions. The loss of the services of key members of management and the inability or delay in hiring new key employees could adversely affect our ability to manage our business and our future operational and financial results.
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
Our mobile wireless service is subject to startup risk, competition, and risks associated with the price and availability of wholesale access to RAN.
In 2019, we launched a mobile wireless voice and data service. We are offering this service using wholesale RAN agreements we have entered into with Sprint (now T-Mobile) and other RAN providers, as well as with our existing WiFi hotspot infrastructure in subscriber homes and at outdoor WiFi hotspots. We believe that our approach to the mobile wireless service offering, including the construction and operation of our own "mobile core" and the ability to bundle and promote the product to our existing customer base, gives us advantages over resellers and incumbent network-based operators alike. We nevertheless face competition from well-established incumbents like AT&T, T-Mobile and Verizon. These incumbents have scale advantages over Altice USA and own their spectrum and RAN, affording them significant control over the quality and reach of their own wireless networks, the service quality, speed of improvement and investment, cost, and the handling of subscriber congestion, which our service cannot replicate because it relies in part on incumbent networks that we do not fully control.
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
Consolidation among wholesale RAN access providers could impair our ability to sustain our mobile service. In 2018, Sprint and T-Mobile announced an intent to merge. The merger was approved by the U.S. Justice Department in July 2019, the FCC in November 2019 (which conditioned its approval on fulfillment of certain commitments, including certain conditions intended to benefit us) and a federal court in the Southern District of New York in February 2020. While the reduction of competition among mobile wireless network-based providers likely will negatively impact the price and availability of wholesale RAN access to us generally, certain of the conditions imposed upon the merger parties by the U.S. Justice Department and the FCC have the potential to ameliorate those effects and to enhance the coverage, quality and cost structure for our mobile services while those conditions are in effect. We rely on the merger parties and the U.S. Justice Department's and FCC's oversight of those conditions for enforcement. If we fail to obtain timely or fully the benefit of the conditions, or if enforcement is inadequate, the price, reach, quality and competitiveness of our mobile offering likely will be adversely affected.
Risk Factors Relating to Regulatory and Legislative Matters
Our business is subject to extensive governmental legislation and regulation, which could adversely affect our business, increase our operational and administrative expenses and limit our revenues.
Regulation of the cable, telephone, mobile, and broadband industries imposes operational and administrative expenses and limits their revenues. We operate in all of these industries and are therefore subject to, among other things:
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
As of December 31, 2023, two of our largest franchises, namely the Town of Brookhaven, New York, comprising an aggregate of approximately 98,000 video customers, and the New York City franchise, comprising approximately 320,000 video customers were expired. We are currently lawfully operating in these franchise areas under temporary authority recognized by the State of New York. Lightpath holds a franchise from New York City that expired on December 20, 2008 and the renewal process is pending. We believe New York City is treating the expiration date of this franchise as extended until a formal determination on renewal is made, but there can be no assurance that we will be successful in renewing this franchise on anticipated terms or at all. We expect to renew or continue to operate under all or substantially all of our franchises.
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
In some cases, local government entities and municipal utilities may legally compete with us without securing a local franchise or on more favorable franchise terms. In recent years, federal legislative and regulatory proposals have sought to facilitate the ability of municipalities to construct and deploy broadband facilities that could compete with our cable systems, and in the past three years, state and local governments have received substantial federal broadband subsidies that can be used to construct and operate such networks. In addition, certain telephone companies and competitive broadband providers have obtained or are seeking authority to operate in communities through a local franchise or other form of right-of-way authority. As a result, competing operators may build systems in areas in which we hold franchises. The FCC has adopted rules that streamline entry for new competitors (including those affiliated with telephone companies) and reduce franchising burdens for these new entrants. The FCC subsequently extended more modest relief to incumbent cable operators like us, affirming that the Communications Act bars states and localities from exercising their cable franchising authority to regulate cable operators’ non-cable services, and subjecting certain fees for access to the right-of-way and certain in-kind payments obligations to the statutory cap on franchise fees. The FCC’s order was challenged by several municipalities and substantially upheld by the U.S. Sixth Circuit Court of Appeals on appeal, although the court curtailed the relief related to in-kind contributions.
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
The cable industry has operated under a federal rate regulation regime for more than three decades. Currently, rate regulation by franchising authorities is strictly limited to the basic service tier and associated equipment and installation activities. A franchising authority that wishes to regulate basic cable service offered by a particular cable system must certify and demonstrate that the cable system is not subject to "effective competition" as defined by federal law. Our franchise authorities have not certified to exercise this limited rate regulation authority. If any of our local franchising authorities obtain certification to regulate rates, they would have the power to reduce rates and order refunds on the rates charged for basic service and equipment, which could reduce our revenues. The FCC and Congress also continue to be concerned that cable rate increases are exceeding inflation. It is possible that either the FCC or Congress will adopt more extensive rate regulation for our video services or regulate our other services, such as broadband and telephony services, which could impede our ability to raise rates, or require rate reductions. Recent FCC price regulation initiatives are described in Regulation—Cable Television—Pricing and Packaging. To the extent we are unable to raise our rates in response to increasing costs, or are required to reduce our rates, our business, financial condition, results of operations and liquidity will be materially adversely affected. There has been legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an à la carte basis. It is possible that new marketing restrictions could be adopted in the future. These restrictions could affect how we provide, and limit, customer equipment used in connection with our services and how we provide access to video programming beyond conventional cable delivery. A number of state and local regulatory authorities have imposed or seek to impose price- or price-related regulation that we believe is inconsistent with FCC direction, and these efforts, if successful, will diminish the benefits of deregulation and hamper our ability to compete with our largely unregulated competitors. We brought a challenge in federal and state court against one such attempt to regulate our pricing by the New Jersey Board of Public Utilities, but that regulation was upheld by the New Jersey Supreme Court.
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
We may be materially adversely affected by regulatory changes related to pole attachments and the regulatory environment related to pole attachments could impede our ability to expand into new markets.
Pole attachments are cable wires that are attached to utility poles. Cable system pole attachments to utility poles operated by investor-owned utilities historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates and rights for attachments used to provide cable service. Adverse changes in the current pole attachment approach could result in a substantial increase in our pole attachment costs. Moreover, expansion of our business into new areas, including areas where poles are operated by electric cooperatives or municipalities not subject to FCC or state regulation, may be frustrated by delays, capacity constraints, "makeready" demands or the general inability to secure appropriate pole or conduit rights, as well as higher pole and conduit access costs.
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
On February 26, 2015, the FCC adopted a new "net neutrality" or Open Internet order (the "2015 Order") that: (1) reclassified broadband Internet access service from an information service to a Title II common carrier service, (2) applied certain existing Title II provisions and associated regulations; (3) forbore from applying a range of other existing Title II provisions and associated regulations, but to varying degrees indicated that this forbearance may be only temporary and (4) issued new rules expanding disclosure requirements and prohibiting blocking, throttling, paid prioritization and unreasonable interference with the ability of end users and edge providers to reach each other. The 2015 Order also subjected broadband providers' Internet traffic exchange rates and practices to potential FCC oversight and created a mechanism for third parties to file complaints regarding these matters. The 2015 Order could have had a material adverse impact on our business by limiting our ability to efficiently manage our cable systems and respond to operational and competitive challenges. In December 2017, the FCC adopted an order (the "2017 Order") that in large part reverses the 2015 Order and reestablishes the "information service" classification for broadband services. The 2017 Order was affirmed in part on appeal in October 2019 insofar as it classified broadband Internet access services as information services subject to lesser federal regulation. However, the 2017 Order was also vacated in part on appeal insofar as it preempted states from subjecting broadband Internet access services to any requirements more stringent than the federal requirements. As a result, the precise extent to which state rules may impose such requirements on broadband Internet access service providers, as well as other regulations that differ from federal requirements, is not fully settled. Additionally, Congress and some states are considering legislation that may codify "net neutrality" rules, which could include prohibitions on blocking, throttling and prioritizing Internet traffic. A number of states, including California, have adopted legislation and/or executive orders that apply "net neutrality" rules to ISPs. The California legislation took effect in March 2021. Additionally, in 2023 the FCC proposed reclassifying broadband service as a common carrier telecommunications service and reinstituting net neutrality rules substantially similar to those in the 2015 Order. It is possible that the FCC will give states leeway to adopt their own net neutrality rules or other requirements applicable to terms or pricing of broadband service. The FCC is expected to act on this proposal by mid-2024. While neither the FCC nor states currently regulate the price for broadband services generally, the state of New York enacted legislation that would regulate the price and terms for the broadband service offered to low-income households. This law was enjoined by a New York federal court, and the ruling is currently on appeal. Numerous states are also seeking to impose price caps on broadband service provided to low-income households as a condition of awarding subsidies for the construction of broadband networks to unserved and underserved areas.

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
In September 2019, we launched our mobile service using our own core infrastructure and our iMVNO agreements with Sprint (now T-Mobile) and other roaming partners, including AT&T. Our iMVNO service is subject to many of the same FCC regulations as traditional mobile service as well as some state and local regulations. The FCC or other regulatory authorities may adopt new or different regulations for iMVNOs or mobile carriers, or impose new fees, which could adversely affect our service or the business opportunity generally.
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
We may be adversely affected if other parties are able to get government subsidies to overbuild our plant, or if subsidies we receive to construct facilities or support low-income subscribers run out.
As part of various government initiatives including the American Rescue Plan Act and the Infrastructure Investment and Jobs Act, federal and state governments have made available subsidies to entities deploying broadband to areas deemed to be "unserved" or "underserved," and have in some cases funded overbuilds. We and many other entities, including broadband services competitors and new entrants into such services, have applied for and/or received these funds. We have generally opposed such subsidies when directed to areas that we serve and have deployed broadband capable networks. Despite those efforts, we could be placed at a competitive disadvantage if recipients use these funds to subsidize services that compete with our broadband services.
In January 2024, the FCC announced that funding for the ACP is expected to last through April 2024, running out completely in May, absent action by Congress to provide additional funding. Since December 31, 2021, the ACP has provided broadband providers with a monthly reimbursement of up to $30 (up to $75 in Tribal areas) to offset the costs of providing a subscriber bill credit for broadband service to qualified ACP-enrolled low-income households. We currently receive reimbursement from the ACP. We cannot predict how the wind-down and conclusion of the ACP will affect our broadband business, including our continued provision of a low-cost service option for low-income households.

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
As of December 31, 2023, we had a total of 271.8 million shares of Class A common stock outstanding and 184.2 million shares of Class B common stock outstanding.
Any shares held by our affiliates, as that term is defined under Rule 144 ("Rule 144") of the Securities Act of 1933, as amended (the "Securities Act"), including Next Alt and its affiliates, may be sold only in compliance with certain limitations.

Pursuant to a stockholders and registration rights agreement between us, Next Alt, Altice Europe and certain former shareholders, the Altice parties thereto have the right, subject to certain conditions, to require us to register the sale of their shares of our Class A common stock, or shares of Class A common stock issuable upon conversion of shares of our Class B common stock, under the Securities Act. Registration of any of these outstanding shares of capital stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement, except for shares received by individuals who are our affiliates.
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
As of February 9, 2024, Next Alt and other entities controlled by Patrick Drahi own or have the right to vote approximately 49% of our issued and outstanding Class A and Class B common stock, which represents approximately 95% of the voting power of our outstanding capital stock. So long as Next Alt continues to control a majority of the voting power of our capital stock, Next Alt and, through his control of Next Alt, Mr. Drahi, will be able to significantly influence the composition of our Board of Directors and thereby influence our policies and operations, including the appointment of management, future issuances of Altice USA common stock or other securities, the payment of dividends, if any, on Altice USA common stock, the incurrence or modification of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the entering into extraordinary transactions, and their interests may not in all cases be aligned with our stockholders' interests. In addition, Next Alt may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment or improve its financial condition, even though such transactions might involve risks to our stockholders. For example, Next Alt could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets.

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
The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrades our Class A common stock, or if our operating results do not meet their expectations, the market price of our Class A common stock could decline.
We have been subject to securities class action litigation in the past and could be subject to securities class action litigation in the future.
We were the defendant in a securities class action litigation related to our 2017 initial public offering ("IPO Litigation") which was settled and approved by the court in February 2022, and we may be subject to additional securities class action litigation in the future. In the past, securities class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in the price of our Class A common stock, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and results of operations and divert management's attention and resources from our business. While the IPO Litigation is resolved, there can be no assurance that other securities class action litigation, if instituted in the future, will not materially and adversely affect our financial condition and results of operations.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Safeguarding the security and integrity of our systems, networks and data is an important element of our business activities. We continually invest in the development and implementation of various cybersecurity programs and processes that are designed to assess, identify and manage material risks from cybersecurity threats and to address the constantly evolving cybersecurity landscape.
Our cybersecurity program utilizes various risk mitigation techniques to manage cybersecurity risk, including network segmentation, deployment of enhanced detection tools, and monitoring compliance with security standards. We conduct cybersecurity risk assessments, penetration tests, purple team exercises, and data restoration testing through both internal subject matter experts and with the support of third parties to identify threats and vulnerabilities that could adversely impact our business operations. We also attempt to assess the cybersecurity risk profile of, and threats related to, our business partners, vendors and service providers through various methods including the use of attestations and certifications of their security practices. In the normal course, we engage assessors, consultants and other third parties to assist in various cyber-related matters. The underlying controls of our cybersecurity program utilize recognized practices and standards for cybersecurity and information technology security, including the National Institute of Standards and Technology Cybersecurity Framework ("NIST Framework"). The risk-based approach of the NIST Framework enables us to design and implement cybersecurity programs that are specific to our network architectures, customer environments, and institutional resources.
Our senior management team oversees our cybersecurity strategy and has the overall responsibility for assessing and managing our exposure to cybersecurity risk, with the audit committee of the board of directors providing board level oversight of the activities conducted by management to monitor and mitigate cybersecurity risks. Our corporate information security organization, led by our Chief Information Security Officer ("CISO"), develops and directs our information security strategy and policy, security engineering, operations and cyber threat detection and response. Our CISO has 22 years of experience in cybersecurity and 16 years in cybersecurity management, received a bachelor of science in management information systems and a masters of business administration from Rochester Institute of Technology, and is a Certified Information Systems Security Professional. Cybersecurity strategy and updates are reviewed by our executive leadership team on a monthly basis and are presented to other internal committees. The audit committee receives a regularly scheduled report on cybersecurity matters and related risk exposure from our CISO, chief technology officer or other similar officers. When covered during an audit committee meeting, the chair of the audit committee reports on its discussion to the full board.
We have experienced, and will continue to experience, cyber incidents in the normal course of our business. Notwithstanding the approach we take to cybersecurity risk management, we may not be successful in preventing or mitigating a cybersecurity incident that could have a significant adverse impact on our business and reputation. See “Risk Factors” above for additional information on risks related our business, including from risks related to cyber attacks, data security incidents, information and system breaches, and technology disruptions and failures. As of the date of this report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.
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
As of February 9, 2024, there were four holders of record of Altice USA Class A common stock and two holders of record of ATUS Class B common stock.
Stockholder Dividends and Distributions
We may pay dividends on our capital stock only from net profits and surplus as determined under Delaware law.  If dividends are paid on the Altice USA common stock, holders of the Altice USA Class A common stock and Altice USA Class B common stock are entitled to receive dividends, and other distributions in cash, stock or property, equally on a per share basis, except that, subject to certain exceptions, stock dividends with respect to Altice USA Class A common stock may be paid only with shares of Altice USA Class A common stock and stock dividends with respect to Altice USA Class B common stock may be paid only with shares of Altice USA Class B common stock.
Our indentures restrict the amount of dividends and distributions in respect of any equity interest that can be made.
Equity Compensation Plan Information
The Equity Compensation Plan information under which the our equity securities are authorized for issuance required under Item 5 is hereby incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders or, if such definitive proxy statement is not filed with the Securities and Exchange Commission prior to 120 days after the close of its fiscal year, an amendment to this Annual Report on Form 10-K filed under cover of Form 10-K/A.
Unregistered Sales of Equity Securities and Use of Proceeds
(c)    Purchases of Equity Securities by the Issuer
We had no transactions under our share repurchase program for the quarter ended December 31, 2023. See Note 1 to our consolidated financial statements for a discussion of our share repurchase program which expired in November 2023.

Altice USA Stock Performance Graph
The graph below compares the performance of our Class A common stock with the performance of the S&P 500 Index and a Peer Group Index by measuring the changes in our Class A common stock prices from December 31, 2018 through December 31, 2023. Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, we have created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC. The Peer Group Index is made up of companies that deliver broadband, video and telephony services as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which we are engaged and some of the companies included in the Peer Group Index also engage in lines of business in which we do not participate. Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from ours. The common stocks of the following companies have been included in the Peer Group Index: AT&T, Charter, Comcast, DISH, Frontier, Lumen, T-Mobile, and Verizon. The graph assumes $100 was invested on December 31, 2018 in our Class A common stock and in each of the following indices and reflects reinvestment of dividends and market capitalization weighting.

Altice USA, Inc
Peer Group Index
S&P 500
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$-
DEC-18
DEC-19
DEC-20
DEC-21
DEC-22
DEC-23

	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2020	Dec. 31, 2021	Dec. 31, 2022	Dec. 31, 2023
ALTICE USA CLASS A	$100.00	$165.50	$229.24	$97.94	$27.85	$19.67
S&P 500 Index	$100.00	$128.88	$149.83	$190.13	$153.16	$190.27
Peer Group Index	$100.00	$132.73	$138.17	$129.65	$111.77	$123.03

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
We operate in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, technological, political and social conditions. Various factors could adversely affect our operations, business or financial results in the future and cause our actual results to differ materially from those contained in the forward-looking statements. In addition, important factors that could cause our actual results to differ materially from those in our forward-looking statements include:
•competition for broadband, video and telephony customers from existing competitors (such as broadband communications companies, DBS providers, wireless data and telephony providers, and Internet-based providers) and new fiber-based competitors entering our footprint;
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
•our ability to effectively integrate acquisitions and to maximize expected operating efficiencies from our acquisitions, if any;
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
Organization of Information
Management’s Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying financial statements and accompanying notes thereto. It includes the following sections:
•Our Business
•Key Factors Impacting Operating Results and Financial Condition
•Consolidated Results of Operations
•Non-GAAP Financial Measures
•Reconciliation of CSC Holdings Results of Operations to Altice USA's Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
In this Item 7, we discuss the results of operations for the years ended December 31, 2023 and 2022 and comparisons of the 2023 results to the 2022 results. Discussions of the results of operations for the year ended December 31, 2021 and comparisons of the 2022 results to the 2021 results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed on February 22, 2023.
Our Business
We principally provide broadband communications and video services in the United States and market our services primarily under the Optimum brand. We deliver broadband, video, telephony, and mobile services to approximately

4.7 million residential and business customers across our footprint. Our footprint extends across 21 states (primarily in the New York metropolitan area and various markets in the south-central United States) through a fiber-rich HFC broadband network and a FTTH network with approximately 9.6 million total passings as of December 31, 2023. Additionally, we offer news programming and advertising services.
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
We derive revenue principally through monthly charges to residential customers of our broadband, video, telephony and mobile services. We also derive revenue from DVR, VOD, pay-per-view, installation and home shopping commissions. Our residential broadband, video, telephony and mobile services accounted for approximately 41%, 33%, 3%, and 1% respectively, of our consolidated revenue for the year ended December 31, 2023. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking, video and mobile services. For the year ended December 31, 2023, 16% of our consolidated revenue was derived from these business services. In addition, we derive revenue from the sale of advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), digital advertising, data analytics and affiliation fees for news programming, which accounted for approximately 5% of our consolidated revenue for the year ended December 31, 2023. Our other revenue, which includes mobile equipment revenue, for the year ended December 31, 2023 accounted for approximately 1% of our consolidated revenue.
Revenue is impacted by rate increases, changes in promotional offerings, changes in the number of customers that subscribe to our services, including additional services sold to our existing customers, programming package changes by our video customers, speed tier changes by our broadband customers, additional services sold to our existing customers, changes in programming packages for our video customer, acquisitions/dispositions, and construction of cable systems that result in the addition of new customers. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
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
Historically, we have made substantial investments in our network and the development of new and innovative products and other service offerings for our customers as a way of differentiating ourselves from our competitors and we expect to do so in the future. Our ongoing FTTH network build has enabled us to deliver multi-gig broadband speeds to FTTH customers in order to meet the growing data needs of residential and business customers. In addition, we launched a full service mobile offering to consumers across our footprint. We may incur greater than anticipated capital expenditures in connection with these initiatives, fail to realize anticipated benefits, experience delays and business disruptions or encounter other challenges to executing them as planned. See "Liquidity and Capital Resources-Capital Expenditures" for additional information regarding our capital expenditures.
Non-GAAP Financial Measures
We define Adjusted EBITDA, which is a non-GAAP financial measure, as net income (loss) excluding income taxes, non-operating income or expenses, gain (loss) on extinguishment of debt and write-off of deferred financing costs, gain (loss) on interest rate swap contracts, gain (loss) on derivative contracts, gain (loss) on investments and sale of affiliate interests, interest expense, net, depreciation and amortization, share-based compensation, restructuring, impairments and other operating items (such as significant legal settlements and contractual payments for terminated employees). See reconciliation of net income to Adjusted EBITDA below.
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
We believe Adjusted EBITDA is an appropriate measure for evaluating our operating performance. Adjusted EBITDA and similar measures with similar titles are common performance measures used by investors, analysts and peers to compare performance in our industry. Internally, we use revenue and Adjusted EBITDA measures as important indicators of our business performance and evaluate management’s effectiveness with specific reference to these indicators. We believe Adjusted EBITDA provides management and investors a useful measure for period-to-period comparisons of our core business and operating results by excluding items that are not comparable across reporting periods or that do not otherwise relate to our ongoing operating results. Adjusted EBITDA should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), and other measures of performance presented in accordance with U.S. generally accepted accounting principles ("GAAP"). Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies.
We also use Operating Free Cash Flow (defined as Adjusted EBITDA less cash capital expenditures) and Free Cash Flow (defined as net cash flows from operating activities less cash capital expenditures) as indicators of our financial performance. We believe these measures are two of several benchmarks used by investors, analysts and peers for comparison of performance in our industry, although they may not be directly comparable to similar measures reported by other companies.

Results of Operations - Altice USA

	Years Ended December 31,		Favorable (Unfavorable)
	2023	2022
Revenue:
Broadband	$3,824,472	$3,930,667	$(106,195)
Video	3,072,011	3,281,306	(209,295)
Telephony	300,198	332,406	(32,208)
Mobile (a)	77,012	61,832	15,180
Residential revenue (a)	7,273,693	7,606,211	(332,518)
Business services and wholesale (a)	1,467,149	1,474,269	(7,120)
News and advertising	447,742	520,293	(72,551)
Other (a)	48,480	46,886	1,594
Total revenue	9,237,064	9,647,659	(410,595)
Operating expenses:
Programming and other direct costs	3,029,842	3,205,638	175,796
Other operating expenses	2,646,258	2,735,469	89,211
Restructuring, impairments and other operating items	214,727	130,285	(84,442)
Depreciation and amortization (including impairments)	1,644,297	1,773,673	129,376
Operating income	1,701,940	1,802,594	(100,654)
Other income (expense):
Interest expense, net	(1,639,120)	(1,331,636)	(307,484)
Gain (loss) on investments and sale of affiliate interests, net	180,237	(659,792)	840,029
Gain (loss) on derivative contracts, net	(166,489)	425,815	(592,304)
Gain on interest rate swap contracts, net	32,664	271,788	(239,124)
Gain (loss) on extinguishment of debt and write-off of deferred financing costs	4,393	(575)	4,968
Other income, net	4,940	8,535	(3,595)
Income before income taxes	118,565	516,729	(398,164)
Income tax expense	(39,528)	(295,840)	256,312
Net income	79,037	220,889	(141,852)
Net income attributable to noncontrolling interests	(25,839)	(26,326)	487
Net income attributable to Altice USA, Inc. stockholders	$53,198	$194,563	$(141,365)

(a)Beginning in the second quarter of 2023, mobile service revenue previously included in mobile revenue is now separately reported in residential revenue and business services revenue. In addition, mobile equipment revenue previously included in mobile revenue is now included in other revenue. Prior period amounts have been revised to conform with this presentation.

The following is a reconciliation of net income to Adjusted EBITDA and Operating Free Cash Flow:

	Years Ended December 31,
	2023	2022
Net income	$79,037	$220,889
Income tax expense	39,528	295,840
Other income, net	(4,940)	(8,535)
Gain on interest rate swap contracts, net	(32,664)	(271,788)
Loss (gain) on derivative contracts, net	166,489	(425,815)
Loss (gain) on investments and sale of affiliate interests, net	(180,237)	659,792
Loss (gain) on extinguishment of debt and write-off of deferred financing costs	(4,393)	575
Interest expense, net	1,639,120	1,331,636
Depreciation and amortization	1,644,297	1,773,673
Restructuring, impairments and other operating items	214,727	130,285
Share-based compensation	47,926	159,985
Adjusted EBITDA	3,608,890	3,866,537
Capital expenditures (cash)	1,704,811	1,914,282
Operating Free Cash Flow	$1,904,079	$1,952,255
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow:

	Years Ended December 31,
	2023	2022
Net cash flows from operating activities	$1,826,398	$2,366,901
Less: Capital expenditures (cash)	1,704,811	1,914,282
Free Cash Flow	$121,587	$452,619
The following table sets forth certain customer metrics (unaudited):

	December 31,		Increase (Decrease)
	2023	2022

Total passings (a)	9,628.7	9,463.8	164.9
Total customer relationships (b)	4,743.5	4,879.7	(136.2)
Residential	4,363.1	4,498.5	(135.4)
SMB	380.3	381.2	(0.9)
Residential customers:
Broadband	4,169.0	4,282.9	(113.9)
Video	2,172.4	2,439.0	(266.6)
Telephony	1,515.3	1,764.1	(248.8)
Penetration of total passings (c)	49.3%	51.6%	(2.3)%
Average revenue per user ("ARPU") (d)	$136.01	$135.86	$0.15
Total mobile lines (e)	322.2	240.3	81.9

FTTH total passings (f)	2,735.2	2,158.7	576.4
FTTH customer relationships (g)	341.4	171.7	169.7
FTTH Residential	333.8	170.0	163.8
FTTH SMB	7.6	1.7	5.9
Penetration of FTTH total passings (h)	12.5%	8.0%	4.5%

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
(b)Represents number of households/businesses that receive at least one of our fixed-line services. Customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets on our HFC and FTTH network.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group.  Most of these accounts are also not entirely free, as they typically generate revenue through pay-per-view or other pay services and certain equipment fees.  Free status is not granted to regular customers as a promotion.  In counting bulk residential customers, such as an apartment building, we count each subscribing family unit within the building as one customer, but do not count the master account for the entire building as a customer. We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual rooms at that hotel. Total customer relationships exclude mobile-only customer relationships.
(c)Represents the number of total customer relationships divided by total passings.
(d)Calculated by dividing the average monthly revenue for the respective quarter (fourth quarter for annual periods) derived from the sale of broadband, video, telephony and mobile services to residential customers by the average number of total residential customers for the same period (excluding mobile-only customer relationships). ARPU amounts for prior periods have been adjusted to include mobile service revenue.
(e)Total mobile lines as of December 31, 2022 include approximately 32 thousand customers receiving free service. As of December 31, 2023, the number of customers receiving free service was nominal.
(f)Represents the estimated number of single residence homes, apartments and condominium units passed by the FTTH network in areas serviceable without further extending the transmission lines. In addition, it includes commercial establishments that have connected to our FTTH network.
(g)Represents number of households/businesses that receive at least one of our fixed-line services on our FTTH network. FTTH customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets on our FTTH network. Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group.  Most of these accounts are also not entirely free, as they typically generate revenue through pay-per view or other pay services and certain equipment fees.  Free status is not granted to regular customers as a promotion.  In counting bulk residential customers, such as an apartment building, we count each subscribing family unit within the building as one customer, but do not count the master account for the entire building as a customer. We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual rooms at that hotel.
(h)Represents the number of total FTTH customer relationships divided by FTTH total passings.

Comparison of Results for the Year Ended December 31, 2023 to Results for the Year Ended December 31, 2022
Broadband Revenue
Broadband revenue for the years ended December 31, 2023 and 2022 was $3,824,472 and $3,930,667, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Broadband revenue decreased $106,195 (3%) for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease for the year ended December 31, 2023 was due primarily to a decrease in broadband customers and lower average recurring broadband revenue per broadband customer.
Video Revenue
Video revenue for the years ended December 31, 2023 and 2022 was $3,072,011 and $3,281,306, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Video revenue decreased $209,295 (6%) for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was due primarily to a decline in video customers, partially offset by higher average recurring video revenue per video customer, primarily driven by certain rate increases.
Telephony Revenue
Telephony revenue for the years ended December 31, 2023 and 2022 was $300,198 and $332,406, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Telephony revenue decreased $32,208 (10%) for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was due to a decline in telephony customers, partially offset by higher average recurring revenue per telephony customer.
Mobile Service Revenue
Mobile service revenue for the years ended December 31, 2023 and 2022 was $77,012 and $61,832, respectively. The increase of $15,180 (25%) was due primarily to an increase in mobile customers, as well as a decline in customers receiving free service as compared to the prior year.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the years ended December 31, 2023 and 2022 was $1,467,149 and $1,474,269, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber-based telecommunications services to the business market, and the sale of broadband, video, telephony, and mobile services to SMB customers.
Business services and wholesale revenue decreased $7,120 for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was due to lower SMB revenue and lower backhaul revenue attributable to wholesale customers, partially offset by a net increase in revenue of our Lightpath business primarily due to increases in Ethernet and indefeasible right of use contract fee revenue, partially offset by contract termination fee revenue.
News and Advertising Revenue
News and advertising revenue for the years ended December 31, 2023 and 2022 was $447,742 and $520,293, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), (ii) digital advertising, (iii) data analytics, and (iv) affiliation fees for news programming.
News and advertising revenue decreased $72,551 (14%) for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to a decrease in linear advertising revenue from political customers.
Other Revenue
Other revenue for the years ended December 31, 2023 and 2022 was $48,480 and $46,886, respectively. Other revenue includes revenue from sales of mobile equipment and other miscellaneous revenue streams.

Programming and Other Direct Costs
Programming and other direct costs for the years ended December 31, 2023 and 2022 amounted to $3,029,842 and $3,205,638, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs are impacted by increases in contractual rates, changes in the number of customers receiving certain programming services, and new channel launches. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the cost of media for advertising spots sold, the cost of mobile devices sold to our customers and direct costs of providing mobile services.
The decrease of $175,796 (5%) for the year ended December 31, 2023, as compared to the prior year was primarily attributable to the following:

Decrease in programming costs primarily due to lower video customers, partially offset by net contractual rate increases	$(171,258)
Decrease in software license fees related to customer premise equipment	(14,997)
Decrease in taxes and surcharges primarily due to refunds	(10,339)
Increase in costs of media advertising spots for resale, primarily linear spots resulting from an acquisition in the third quarter of 2022	21,014
Other net decreases	(216)
$(175,796)
Programming costs
Programming costs aggregated $2,456,158 and $2,627,416 for the years ended December 31, 2023 and 2022, respectively. Our programming costs in 2024 will continue to be impacted by changes in programming rates, which we expect to increase, and by changes in the number of video customers.
Other Operating Expenses
Other operating expenses for the years ended December 31, 2023 and 2022 amounted to $2,646,258 and $2,735,469, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
Customer installation and network repair and maintenance costs may fluctuate as a result of changes in the level of capitalizable activities, maintenance activities and the utilization of contractors as compared to employees. Costs associated with the initial deployment of new customer premise equipment necessary to provide services are capitalized. The costs of redeployment of customer premise equipment is expensed as incurred.
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

The decrease in other operating expenses of $89,211 (3%) for the year ended December 31, 2023 as compared to the prior year was attributable to the following:

Decrease in share-based compensation costs	$(112,059)
Decrease in marketing costs due to costs incurred in 2022 from the rebranding of our services from Suddenlink to Optimum	(46,003)
Net increase in labor costs and benefits, partially offset by an increase in capitalizable activity	53,503
Increase in repairs and maintenance costs	12,887
Increase in utility costs	6,316
Other net decreases	(3,855)
$(89,211)
Restructuring, Impairments and Other Operating Items
Restructuring, impairments and other operating items for the year ended December 31, 2023 amounted to $214,727, as compared to $130,285 for the year ended December 31, 2022 and comprised the following:

	Years Ended December 31,
	2023	2022
Contractual payments for terminated employees	$39,915	$4,002
Impairment of right-of-use operating lease assets	10,554	3,821
Transaction costs related to certain transactions not related to our operations	5,180	4,310
Facility realignment costs	2,368	5,652
Remeasurement of contingent consideration related to an acquisition	(6,345)	—
Litigation settlement (a)	—	112,500
Goodwill impairment (b)	163,055	—
	$214,727	$130,285

(a)Represents the settlement of litigation in the fourth quarter of 2022, of which $65,000 was paid in 2022 and the balance of $47,500 is payable on or before June 30, 2024.
(b)In connection with our annual recoverability assessment of goodwill, we recorded an impairment charge relating to our News and Advertising reporting unit for the year ended December 31, 2023. See Note 10 for additional information.
We may incur additional contractual payments for terminated employee related costs and facility realignment costs in the future as we continue to analyze our organizational structure.
Depreciation and Amortization (including impairments)
Depreciation and amortization (including impairments) for the years ended December 31, 2023 and 2022 amounted to $1,644,297 and $1,773,673, respectively.
The decrease in depreciation and amortization of $129,376 (7%) for the year ended December 31, 2023 as compared to 2022 was due to lower amortization expense resulting from certain assets becoming fully amortized, partially offset by higher depreciation expense resulting from increased asset additions in 2023.
Adjusted EBITDA
Adjusted EBITDA amounted to $3,608,890 and $3,866,537 for the years ended December 31, 2023 and 2022, respectively.
Adjusted EBITDA is a non-GAAP measure that is defined as net income (loss) excluding income taxes, non-operating income or expenses, loss on extinguishment of debt and write-off of deferred financing costs, gain (loss) on interest rate swap contracts, gain (loss) on derivative contracts, gain (loss) on investments and sale of affiliate interests, interest expense, net, depreciation and amortization (including impairments), share-based compensation, restructuring, impairments and other operating items (such as significant legal settlements and contractual payments for terminated employees). See reconciliation of net income (loss) to adjusted EBITDA above.
The decrease in adjusted EBITDA for the year ended December 31, 2023 as compared to the prior year was due to the decrease in revenue, partially offset by a decrease in operating expenses during 2023 (excluding depreciation and amortization, restructuring, impairments and other operating items and share-based compensation), as discussed above.
Operating Free Cash Flow
Operating free cash flow was $1,904,079 and $1,952,255 for the years ended December 31, 2023 and 2022, respectively. The decrease in operating free cash flow for 2023 as compared to 2022 is due to a decrease in adjusted EBITDA, partially offset by a decrease in cash capital expenditures.
Free Cash Flow
Free cash flow was $121,587 and $452,619 for the years ended December 31, 2023 and 2022, respectively. The decrease in free cash flow in 2023 as compared to 2022 is primarily due to a decrease in cash from operating activities, partially offset by a decrease in cash capital expenditures.
Interest expense, net
Interest expense, net was $1,639,120 and $1,331,636 for the years ended December 31, 2023 and 2022, respectively. The increase of $307,484 (23%) for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was attributable to the following:

Increase primarily due to an increase in interest rates, partially offset by a decrease in average debt balances	$355,762
Other net decreases, primarily lower amortization of deferred financing costs and original issue discounts	(43,315)
Higher interest income	(4,963)
$307,484
Gain (Loss) on Investments and sale of affiliate interests, net
Gain (loss) on investments and sale of affiliate interests, net for the years ended December 31, 2023 and 2022 of $180,237 and $(659,792) consisted primarily of the increase (decrease) in the fair value of the Comcast common stock owned by us through January 24, 2023. In 2023, the gain was partially offset by a loss on the sale of our Cheddar News business. The effects of these gains (losses) were partially offset by the gains on the related equity derivative contracts, net described below.
Gain (Loss) on Derivative Contracts, net
Gain (loss) on derivative contracts, net of $(166,489) and $425,815 for the years ended December 31, 2023 and 2022, respectively, includes realized and unrealized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by us through January 24, 2023. The effects of these gains (losses) were offset by losses (gains) on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.
Gain on Interest Rate Swap Contracts
Gain on interest rate swap contracts amounted to $32,664 and $271,788 for the years ended December 31, 2023 and 2022, respectively. These amounts represent the change in the fair value of interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes.
Gain (Loss) on Extinguishment of Debt and Write-off of Deferred Financing Costs
Gain (loss) on extinguishment of debt and write-off of deferred financing costs amounted to $4,393 and $(575) for the years ended December 31, 2023 and 2022, respectively.

The following table provides a summary of the loss on extinguishment of debt and the write-off of deferred financing costs recorded by us:

	Years ended December 31,
	2023	2022
Settlement of collateralized debt	$4,393	$—
Refinancing of CSC Holdings Term Loan B and Incremental Term Loan B-3	—	(575)
	$4,393	$(575)
Other Income, Net
Other income, net amounted to $4,940 and $8,535 for the years ended December 31, 2023 and 2022, respectively. These amounts include the non-service cost components of our pension plans and dividends received on Comcast common stock owned by us through January 24, 2023.
Income Tax Expense
We recorded income tax expense of $39,528 for the year ended December 31, 2023, resulting in an effective tax rate of 33% and $295,840 for the year ended December 31, 2022, resulting in an effective tax rate of 57% (See Note 14).
Our effective tax rate in 2023 includes the impact of the capital loss recognized from the sale of our Cheddar News business in December 2023 and the impact of the impairment of goodwill related to our News and Advertising business that was not deductible for tax purposes.
During the fourth quarter of 2022, the New York State Division of Tax Appeals published a decision for Charter Communications, Inc. versus New York State whereby it concluded that each corporation in a combined reporting group would have to separately qualify as a qualified emerging technology company ("QETC") to use the preferential QETC tax rate. As we had been historically using the QETC rate at the combined reporting group level, we recorded a cumulative income tax expense of $157,300 that included both a revaluation of state deferred taxes and an increase to our uncertain tax positions reserve for tax years 2017 through 2022 based on this published decision.

CSC HOLDINGS, LLC
The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Altice USA, except for the following:

	CSC Holdings
	Years ended December 31,
	2023	2022

	(in thousands)
Net income attributable to Altice USA stockholders	$53,198	$194,563
Less: items included in Altice USA's consolidated statements of operations:
Income tax expense (benefit)	(3,049)	3,688
Net income attributable to CSC Holdings' sole member	$50,149	$198,251
The following is a reconciliation of CSC Holdings' net income to Adjusted EBITDA and Operating Free Cash Flow:

	CSC Holdings
	Years ended December 31,
	2023	2022
Net income	$75,988	$224,577
Income tax expense	42,577	292,152
Other income, net	(4,940)	(8,535)
Gain on interest rate swap contracts, net	(32,664)	(271,788)
Gain (loss) on derivative contracts, net	166,489	(425,815)
Loss (gain) on investments and sale of affiliate interests, net	(180,237)	659,792
Loss (gain) on extinguishment of debt and write-off of deferred financing costs	(4,393)	575
Interest expense, net	1,639,120	1,331,636
Depreciation and amortization	1,644,297	1,773,673
Restructuring, impairments and other operating items	214,727	130,285
Share-based compensation	47,926	159,985
Adjusted EBITDA	$3,608,890	3,866,537
Capital expenditures (cash)	1,704,811	1,914,282
Operating Free Cash Flow	$1,904,079	$1,952,255
Refer to Altice USA's Management's Discussion and Analysis of Financial Condition and Results of Operations herein.
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow:

	CSC Holdings
	Years ended December 31,
	2023	2022
Net cash flows from operating activities	$1,826,398	$2,366,901
Capital expenditures (cash)	1,704,811	1,914,282
Free Cash Flow	$121,587	$452,619

LIQUIDITY AND CAPITAL RESOURCES
Altice USA has no operations independent of its subsidiaries. Funding for our subsidiaries has generally been provided by cash flow from their respective operations, cash on hand and borrowings under the CSC Holdings revolving credit facility and the proceeds from the issuance of securities and borrowings under syndicated term loans in the capital markets. Our decision as to the use of cash generated from operating activities, cash on hand, borrowings under the revolving credit facility or accessing the capital markets has been based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, the timing of cash flow generation and the cost of borrowing under the revolving credit facility, debt securities and syndicated term loans. We calculate net leverage ratios for our CSC Holdings Restricted Group and Lightpath debt silos as net debt to L2QA EBITDA (Adjusted EBITDA for the two most recent consecutive fiscal quarters multiplied by 2.0).
We expect to utilize free cash flow and availability under the CSC Holdings Restricted Group and Lightpath revolving credit facilities, as well as future refinancing transactions, to further extend the maturities of, or reduce the principal on, our debt obligations. The timing and terms of any refinancing transactions will be subject to, among other factors, market conditions. Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from other borrowings to repay the outstanding debt securities through open market purchases, privately negotiated purchases, tender offers, or redemptions.
We believe existing cash balances, operating cash flows and availability under the CSC Holdings Restricted Group and Lightpath revolving credit facilities will provide adequate funds to support our current operating plan, make planned capital expenditures and fulfill our debt service requirements for the next twelve months. However, our ability to fund our operations, make planned capital expenditures, make scheduled payments on our indebtedness and repay our indebtedness depends on our future operating performance and cash flows and our ability to access the capital markets, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Competition, market disruptions or a deterioration in economic conditions could lead to lower demand for our products, as well as lower levels of advertising, and increased incidence of customers' inability to pay for the services we provide. These events would adversely impact our results of operations, cash flows and financial position. Although we currently believe amounts available under the CSC Holdings Restricted Group and Lightpath revolving credit facilities will be available when, and if, needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets or other conditions. The obligations of the financial institutions under the revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others. See discussion below regarding the issuance of senior guaranteed notes in January 2024.
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

Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums (excluding accrued interest) as of December 31, 2023, as well as interest expense for the year ended December 31, 2023.

	CSC Holdings Restricted Group	Lightpath	Other Unrestricted Entities	Altice USA/CSC Holdings
Debt outstanding:
Credit facility debt	$7,685,784	$571,898	$—	$8,257,682
Senior guaranteed notes	8,635,472	—	—	8,635,472
Senior secured notes	—	444,410	—	444,410
Senior notes	6,925,311	409,136	—	7,334,447
Subtotal	23,246,567	1,425,444	—	24,672,011
Finance lease obligations	228,356	—	—	228,356
Notes payable and supply chain financing	174,594	—	—	174,594
Total debt	$23,649,517	$1,425,444	$—	$25,074,961
Interest expense:
Credit facility debt, senior notes, finance leases, notes payable and supply chain financing	$1,544,451	$95,824	$—	$1,640,275
Collateralized indebtedness relating to stock monetizations (a)	—	—	7,227	7,227
Total interest expense	$1,544,451	$95,824	$7,227	$1,647,502

(a)This indebtedness was collateralized by shares of Comcast common stock. In January 2023 we settled this debt by delivering the Comcast shares we held and the related equity derivative contracts, resulting in the receipt of cash of approximately $50,500 (including dividends of $11,598).
See Note 11 to our consolidated financial statements for further information regarding our outstanding debt.
Payment Obligations Related to Debt
As of December 31, 2023, total amounts payable in connection with our outstanding debt obligations, including related interest, but excluding finance lease obligations and the impact of our interest swap agreements, are as follows (see Note 9 to our consolidated financial statements for information regarding our finance leases):

	CSC Holdings Restricted Group	Lightpath	Altice USA/ CSC Holdings
2024	$2,522,086	$98,215	$2,620,301
2025 (a)	3,809,232	97,544	3,906,776
2026	1,818,660	92,741	1,911,401
2027	5,213,519	1,110,720	6,324,239
2028 (b)	5,647,608	438,344	6,085,952
Thereafter	11,343,625	—	11,343,625
Total	$30,354,730	$1,837,564	$32,192,294

(a)Includes $825,000 principal amount related to the CSC Holdings' revolving credit facility. As a result of the debt transaction in January 2024 discussed in Note 18, the revolving credit facility will mature on July 13, 2027.
(b)Includes $1,906,850 principal amount related to the CSC Holdings' Incremental Term Loan B-6 that is due on the earlier of (i) January 15, 2028 and (ii) April 15, 2027 if, as of such date, any Incremental Term Loan B-5 borrowings are still outstanding, unless the Incremental Term Loan B-5 maturity date has been extended to a date falling after January 15, 2028.
The amounts in the table above do not include the effects of the debt transactions discussed in Note 18.
For financing purposes, we have two debt silos: CSC Holdings and Lightpath. The CSC Holdings silo is structured as a restricted group (the "Restricted Group") and an unrestricted group, which includes certain designated subsidiaries and investments (the "Unrestricted Group"). The Restricted Group is comprised of CSC Holdings and substantially all of its wholly-owned operating subsidiaries excluding Lightpath. These Restricted Group subsidiaries are subject to the covenants and restrictions of the credit facility and indentures governing the notes issued by CSC Holdings. The Lightpath silo includes all of its operating subsidiaries which are subject to the covenants and restrictions of the credit facility and indentures governing the notes issued by Lightpath.
CSC Holdings Restricted Group
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
CSC Holdings Credit Facilities
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which currently provides U.S. dollar term loans currently in an aggregate principal amount of $3,000,000 ($1,520,483 outstanding at December 31, 2023) (the "Term Loan B"), and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($825,000 outstanding at December 31, 2023) (the "CSC Revolving Credit Facility" and, together with the Term Loan B, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
In October 2018, CSC Holdings entered into a $1,275,000 ($521,744 outstanding at December 31, 2023) incremental term loan facility (the "Incremental Term Loan B-3"), in October 2019, CSC Holdings entered into a $3,000,000 ($2,887,500 outstanding at December 31, 2023) incremental term loan facility ("Incremental Term Loan B-5") and in December 2022, CSC Holdings entered into a $2,001,942 ($1,986,928 outstanding at December 31, 2023) incremental term loan facility (the "Incremental Term Loan B-6") under its existing credit facilities agreement.
During the year ended December 31, 2023, CSC Holdings borrowed $1,700,000 under its revolving credit facility and repaid $2,450,000 of amounts outstanding under the revolving credit facility.
At December 31, 2023, $133,512 of the revolving credit facility was restricted for certain letters of credit issued on our behalf and $1,516,488 was undrawn and available, subject to covenant limitations.
As of December 31, 2023, CSC Holdings was in compliance with applicable financial covenants under its credit facility.
See Note 11 to our consolidated financial statements for further information regarding the CSC Credit Facilities Agreement.
Senior Guaranteed Notes and Senior Notes
In April 2023, CSC Holdings issued $1,000,000 in aggregate principal amount of senior guaranteed notes that bear interest at a rate of 11.250% and mature on May 15, 2028. We used the proceeds to repay outstanding borrowings drawn under the CSC Revolving Credit Facility.
In January 2024, CSC Holdings issued $2,050,000 in aggregate principal amount of senior guaranteed notes due 2029. These notes bear interest at a rate of 11.750% and will mature on January 31, 2029. The proceeds from the sale of these notes were used to repay certain indebtedness including (i) the outstanding principal balance on the Term Loan B, (ii) the outstanding principal balance on the Incremental Term Loan B-3, and (iii) pay the fees, costs and expenses associated with these transactions.
Also in January 2024, we notified our 5.250% Senior Notes due 2024 and 5.250% Series B Senior Notes due 2024 bondholders that we will be redeeming these notes in full (in accordance with the terms of the indenture). We expect to draw $750,000 under our Revolving Credit Facility to repay these notes on February 28, 2024.
See Note 11 and Note 18 of our consolidated financial statements for further details of our outstanding senior guaranteed notes and senior notes.
As of December 31, 2023, CSC Holdings was in compliance with applicable financial covenants under each respective indenture by which the senior guaranteed notes and senior notes were issued.

Lightpath
Sources of cash for Lightpath include existing cash balances, operating cash flows from its operating subsidiaries and availability under the revolving credit facility.
Lightpath Credit Facility
Lightpath is party to a credit agreement which provides a term loan in an aggregate principal amount of $600,000 ($582,000 outstanding at December 31, 2023) and revolving loan commitments in an aggregate principal amount of $100,000. As of December 31, 2023, there were no borrowings outstanding under the Lightpath revolving credit facility. See Note 11 to our consolidated financial statements for further information regarding the Lightpath credit agreement.
As of December 31, 2023, Lightpath was in compliance with applicable financial covenants under its credit agreement and with applicable financial covenants under each respective indenture by which its senior secured notes and senior notes were issued.
Lightpath Senior Secured Notes and Senior Notes
In 2020, Lightpath issued $450,000 in aggregate principal amount of senior secured notes that bear interest at a rate of 3.875% and mature on September 15, 2027 and $415,000 in aggregate principal amount of senior notes that bear interest at a rate of 5.625% and mature on September 15, 2028.
As of December 31, 2023, Lightpath was in compliance with applicable financial covenants under each respective indenture by which the senior secured notes and senior notes were issued.
Lightpath Interest Rate Swap Contract
In April 2023, Lightpath entered into an interest rate swap contract, effective June 2023 on a notional amount of $180,000, whereby Lightpath pays interest of 3.523% through December 2026 and receives interest based on one-month SOFR.
See Note 12 of our consolidated financial statements for further details of our outstanding interest rate swap contracts.
Capital Expenditures
The following table presents our capital expenditures:

	Years Ended December 31,
	2023	2022
Customer premise equipment	$277,194	$316,175
Network infrastructure	924,476	1,153,860
Support and other	242,235	270,149
Business services	260,906	174,098
Capital expenditures (cash basis)	1,704,811	1,914,282
Right-of-use assets acquired in exchange for finance lease obligations	133,056	160,542
Notes payable for the purchase of equipment and other assets	213,325	132,452
Change in accrued and unpaid purchases and other	(169,953)	169,227
Capital expenditures (accrual basis)	$1,881,239	$2,376,503
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

Cash Flow Discussion
Altice USA
Operating Activities
Net cash provided by operating activities amounted to $1,826,398 and $2,366,901 for the years ended December 31, 2023, and 2022, respectively.
The decrease in cash provided by operating activities of $540,503 in 2023 as compared to 2022 resulted from a decrease in net income before depreciation and amortization and other non-cash items of $773,364, partially offset by an increase of $232,861 due to changes in working capital (including an increase in interest payments of $334,899 and a decrease in tax payments of $53,667), as well as the timing of payments and collections of accounts receivable, among other items.
Investing Activities
Net cash used in investing activities for the years ended December 31, 2023 and 2022 was $1,706,523 and $1,921,510, respectively, and consisted primarily of capital expenditures of $1,704,811 and $1,914,282, respectively, primarily relating to network infrastructure and customer premise equipment.
Financing Activities
Net cash used in financing activities amounted to $122,591 and $335,906 for the years ended December 31, 2023 and 2022.
In 2023, our financing activities consisted primarily of the repayment of debt of $2,688,009, and principal payments on finance lease obligations of $149,297, partially offset by net proceeds from long-term debt of $2,700,000.
In 2022, our financing activities consisted primarily of the repayment of debt of $4,469,727, and principal payments on finance lease obligations of $134,682, partially offset by net proceeds from long-term debt of $4,276,903.
CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $1,826,398 and $2,366,901 for the years ended December 31, 2023 and 2022, respectively.
The decrease in cash provided by operating activities of $540,503 in 2023 as compared to 2022 resulted from a decrease in income from continuing operations before depreciation and amortization and other non-cash items of $774,554, partially offset by an increase of $234,051 due to changes in working capital (including an increase in interest payments of $334,899 and a decrease in tax payments of $53,667, as well as the timing of payments and collections of accounts receivable, among other items).
Investing Activities
Net cash used in investing activities for the years ended December 31, 2023 and 2022 was $1,706,523 and $1,921,510, respectively, and consisted primarily of capital expenditures of $1,704,811 and $1,914,282, respectively, primarily relating to network infrastructure and customer premise equipment.
Financing Activities
Net cash used in financing activities amounted to $122,591 and $333,356 for the years ended December 31, 2023 and 2022, respectively.
In 2023, our financing activities consisted primarily of the repayment of long-term debt of $2,688,009, and principal payments on finance lease obligations of $149,297, partially offset by net proceeds from long-term debt of $2,700,000.
In 2022, our financing activities consisted primarily of the repayment of long-term debt of $4,469,727, and principal payments on finance lease obligations of $134,682, partially offset by net proceeds from long-term debt of $4,276,903.

Contractual Obligations and Off Balance Sheet Commitments
Our contractual obligations as of December 31, 2023 consist primarily of our debt obligations, purchase obligations which primarily include contractual commitments with various programming vendors to provide video services to our customers and minimum purchase obligations to purchase goods or services, operating and finance lease obligations, outstanding letters of credit, and guarantees. Note 11 to our consolidated financial statements contains further information regarding our debt obligations, Note 17 contains information regarding our off-balance sheet obligations and Note 9 contains information regarding our leases.
Managing our Interest Rate and Equity Price Risk
See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a discussion regarding interest rate risk and equity price risk.
Critical Accounting Policies and Estimates
In preparing our financial statements, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.
Goodwill and Indefinite-Lived Assets
Goodwill and indefinite-lived cable franchise rights are not amortized. Rather, such assets are tested for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the assets may be impaired. We assess the recoverability of our goodwill and indefinite-lived cable franchise rights annually as of October 1 ("annual impairment test date"). As of the annual impairment test date, goodwill amounted to $8,207,771 ($8,044,716 related to our Telecommunications reporting unit and $163,055 related to our News and Advertising reporting unit) and indefinite-lived cable franchise rights amounted to $13,216,355.
The assessment of recoverability may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit or our indefinite-lived cable franchise rights is less than its carrying amount. These qualitative factors include macroeconomic conditions such as changes in interest rates, industry and market considerations, recent and projected financial performance of the reporting units, as well as other factors. A quantitative test is performed if we conclude that it is more likely than not that the fair value of a reporting unit or an indefinite-lived cable franchise right is less than its carrying amount or if a qualitative assessment is not performed. In 2023, we performed a quantitative assessment for our goodwill recoverability test and a qualitative assessment for our indefinite-lived cable franchise rights recoverability test.
Goodwill
Goodwill resulted from business combinations and represents the excess amount of the consideration paid over the identifiable assets and liabilities recorded in acquisitions. We test goodwill for impairment at the reporting unit level: (i) Telecommunications and (ii) News and Advertising. The goodwill related to our Telecommunications reporting unit was recorded primarily in connection with the Cequel Acquisition in 2015 and the Cablevision Acquisition in 2016 and the goodwill related to our News and Advertising reporting unit was recorded primarily in connection with the acquisition of Cheddar Inc. in 2019.
The quantitative test for goodwill identifies potential impairment by comparing the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
We estimate the fair value of our reporting units by considering both (i) a discounted cash flow method, which is based on the present value of projected cash flows over a discrete projection period and a terminal value, which is based on the expected normalized cash flows of the reporting units following the discrete projection period, and (ii) a market approach, which includes the use of market multiples of publicly-traded companies whose services are comparable to ours. Significant judgments in estimating the fair value of our reporting units include cash flow projections and the selection of the discount rate.
The estimates and assumptions utilized in estimating the fair value of our reporting units could have a significant impact on whether and to what extent an impairment charge is recognized. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments. Changes in assumptions could significantly affect the estimates.
In 2023, we elected to perform a quantitative impairment test for our reporting units. Based on this assessment, the estimated fair value of our Telecommunications reporting unit exceeded its carrying value and no impairment was recorded. However, the carrying value of our News and Advertising reporting unit exceeded its fair value resulting in an impairment charge of $163,055 primarily due to a decrease in projected cash flows resulting from an overall decline in the advertising market and an increase in the discount rate.
Indefinite-lived Cable Franchise Rights
Our indefinite-lived cable franchise rights represent agreements we have with state and local governments that allow us to construct and operate a cable business within a specified geographic area and allow us to solicit and service potential customers in the service areas defined by the agreements. We have concluded that our cable franchise rights have an indefinite useful life since there are no legal, regulatory, contractual, competitive, economic or other factors that limit the period over which these rights will contribute to our cash flows. For impairment testing purposes, we have concluded that our cable franchise rights are a single unit of account.
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
Estimates and assumptions utilized in estimating the fair value of our identifiable indefinite-lived intangible assets could have a significant impact on whether and to what extent an impairment charge is recognized. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments. Changes in assumptions could significantly affect the estimates.
Based on our qualitative assessment in the fourth quarter of 2023, we concluded that it was not more likely than not that the carrying amount of these assets exceeds its fair value.
Capitalization of Costs
Costs incurred in the construction of our cable systems, including line extensions to, and upgrade of, our HFC infrastructure and construction of the parallel FTTH infrastructure, are capitalized. This includes headend facilities and initial placement of the feeder cable to connect a customer that had not been previously connected. These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities (including interest related to FTTH construction). Internal costs that are capitalized consist of salaries and benefits of our employees and a portion of facility costs, that supports the construction activities. Such costs are depreciated over the estimated life of our infrastructure and our headend facilities and related equipment (5 to 25 years). Costs of operating the plant and the technical facilities, including repairs and maintenance, are expensed as incurred.
Costs associated with the initial deployment of new customer premise equipment ("CPE") necessary to provide services are also capitalized. These costs include materials, subcontractor labor, internal labor, and other related costs associated with the connection activities. Departmental activities supporting the connection process are capitalized based on time-weighted activity allocations of costs. These installation costs are amortized over the estimated useful lives of the CPE. The portion of departmental costs related to disconnecting services and removing CPE from a customer, costs related to connecting CPE that has been previously connected to the network, and repair and maintenance are expensed as incurred.
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
Fair Value of Debt

At December 31, 2023, the fair value of our fixed rate debt, comprised of senior guaranteed and senior secured notes, senior notes, notes payable and supply chain financing of $12,891,813 was lower than its carrying value of $16,588,923 by $3,697,110. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. Our floating rate borrowings, comprised of our term loans and revolving credit facilities, bear interest in reference to current SOFR-based market rates and thus their principal values approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2023 would increase the estimated fair value of our fixed rate debt by $537,079 to $13,428,892. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit us to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. See Note 12 to our consolidated financial statements for a summary of interest rate swap contracts outstanding at December 31, 2023. Our outstanding interest rate swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statements of operations. For the year ended December 31, 2023, we recorded a gain on interest rate swap contracts of $32,664, and had a fair value at December 31, 2023 of $112,914 recorded as other assets, long-term on the consolidated balance sheet.
As of December 31, 2023, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Item 8.     Financial Statements and Supplementary Data
For information required by Item 8, refer to the Index to Financial Statements on page F-1.
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2023.
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of our external financial statements, including estimates and judgments, in accordance with accounting principles generally accepted in the United States of America.
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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Audit Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report on our internal control over financial reporting appearing on page F-2.
Changes in Internal Control
During the year ended December 31, 2023, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B.     Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements by Our Directors and Officers
During the annual period covered by this Annual Report, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined under Item 408 of Regulation S-K).
Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Information required under Item 10, Directors, Executive Officers and Corporate Governance, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13, Certain Relationships and Related Transactions, and Director Independence and Item 14, Principal Accountant Fees and Services, is hereby incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders or, if such definitive proxy statement is not filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year, an amendment to this Annual Report on Form 10-K filed under cover of Form 10-K/A.
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
4.3
Amended and Restated Stockholders and Registration Rights Agreement, dated June 7, 2018, by and among Altice USA, Inc. and the stockholders party thereto (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on June 13, 2018)

4.4
Amended and Restated Stockholder Agreement, dated as of August 2, 2023, by and between Altice USA, Inc. and Next Alt S.à r.l. (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 10-Q (File No. 001-38126) filed on August 3, 2023)

4.5
Indenture, dated as of April 2, 2010, relating to Cablevision’s senior debt securities (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

4.6
Second Supplemental Indenture, dated as of September 27, 2012, to the Indenture dated as of April 2, 2010, relating to Cablevision's 5 7/8% Senior Notes due 2022 (incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

4.7
Indenture, dated as of November 15, 2011, relating to CSC Holdings' 6 3/4% Senior Notes due 2021 and 6 3/4% Series B Senior Notes due 2021 (incorporated herein by reference to Exhibit 4.10 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

4.8
Indenture, dated as of May 23, 2014, relating to CSC Holdings' 5 1/4% Senior Notes due 2024 and 5 1/4% Series B Senior Notes due 2024 (incorporated herein by reference to Exhibit 4.11 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

4.9
Indenture, dated as of September 23, 2016, relating to CSC Holdings' 5 1/2% Senior Guaranteed Notes due 2027 (incorporated herein by reference to Exhibit 4.16 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

4.10
Indenture, dated as of January 29, 2018, relating to CSC Holdings, LLC's 5.375% Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on February 2, 2018)

4.11
Indenture, dated as of April 5, 2018, relating to Cequel Communications Holdings I, LLC's and Cequel Capital Corporation's 7.500% Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on April 6, 2018)

4.12
2028 Supplemental Indenture, dated as of October 17, 2018, between Cequel Communications Holdings I, LLC and Cequel Capital Corporation, as Co-Issuers and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 19, 2018)

4.13
Senior Guaranteed Notes Indenture, dated as of November 27, 2018, between, inter alios, CSC Holdings, LLC, as Issuer and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018)

4.14
Senior Notes Indenture, dated as of November 27, 2018, between, inter alios, CSC Holdings, LLC, as Issuer and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018)

4.15
Supplemental Indenture dated as of November 27, 2018, between, inter alios, CSC, as issuer, the guarantors (named therein) and Deutsche Bank Trust Company Americas, as trustee, to the 2016 Senior Guaranteed Notes Indenture (incorporated herein by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018)

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

4.26
Senior Notes Indenture, dated as of September 29, 2020 between Cablevision Lightpath LLC as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 1, 2020)

4.27
Senior Secured Notes Indenture, dated as of September 29, 2020 between Cablevision Lightpath LLC, as Issuer, and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 1, 2020)

4.28
Senior Notes Indenture, dated as of May 13, 2021 between CSC Holdings, LLC as Issuer, and Deutsche Bank Trust Company Americas, as Trustee. (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on May 13, 2021)

4.29
Senior Guaranteed Notes Indenture, dated as of May 13, 2021 between, inter alios, CSC Holdings, LLC as Issuer, the Guarantors set forth therein and Deutsche Bank Trust Company Americas, as Trustee. (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on May 13, 2021)

4.30
Senior Guaranteed Notes Indenture, dated as of April 25, 2023 between, inter alios, CSC Holdings, LLC as Issuer, the Guarantors set forth therein and Deutsche Bank Trust Company Americas, as Trustee. (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on April 27, 2023)

4.31
Senior Guaranteed Notes Indenture, dated as of January 25, 2024, among, CSC Holdings, LLC as Issuer, the Guarantors set forth therein and Deutsche Bank Trust Company Americas, as Trustee, Paying Agent, Transfer Agent and Registrar. (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on January 25, 2024)

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

10.14
Eleventh Amendment to Credit Agreement, dated as of October 3, 2019, by and among the Borrower, each of the other Loan Parties, the Additional Lenders party thereto and JPMorgan Chase Bank, N.A. as the Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on October 7, 2019)

10.15
Twelfth Amendment to Credit Agreement, dated as of July 13, 2022, by and among the Borrower, each of the other Loan Parties, the Lenders party thereto and JPMorgan Chase Bank, N.A. as the Administrative Agent. (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on July 13, 2022)

10.16
Thirteenth Amendment to Credit Agreement, dated as of December 19, 2022, by and among the Borrower, each of the other Loan Parties, the Lenders party thereto and JPMorgan Chase Bank, N.A. as the Administrative Agent. (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on December 19, 2022)

10.17
Credit Agreement, dated as of September 29, 2020 between Cablevision Lightpath LLC, as Borrower, the Lenders party thereto, Goldman Sachs Bank USA as administrative agent and Deutsche Bank Trust Company Americas as collateral agent (incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 1, 2020)

10.18
First Amendment to Credit Agreement, dated as of June 20, 2023 between Cablevision Lightpath LLC, as Borrower, and Goldman Sachs Bank USA as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-38126) filed on August 3, 2023)

10.19	Altice USA Short Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on June 12, 2017)
10.20
Altice USA 2017 Long Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8 (File No. 333-228907) filed on December 19, 2018)

10.21
Altice USA 2017 Long Term Incentive Plan, Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on January 3, 2018)

10.22
Altice USA 2017 Long Term Incentive Plan, Form of Performance-Based Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K (File No. 001-38126) filed on March 6, 2018)

10.23
Master Separation Agreement, dated as of May 18, 2018, by and between Altice USA, Inc. and Altice N.V.(incorporated herein by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1/A (File No. 333-222475) filed on May 21, 2018)

10.24
Transition Agreement and Separation Agreement, dated April 8, 2019, by and between Altice USA, Inc. and David Connolly (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38126) filed on July 31, 2019)

10.25
Separation Agreement, dated October 28, 2019, by and between Altice USA, Inc. and Charles Stewart (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K (File No. 001-38126) filed on February 14, 2020)

10.26
Restriction Agreement, dated December 31, 2019, by and between Altice USA, Inc. and Dexter Goei (incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K (File No. 001-38126) filed on February 14, 2020)

10.27
Altice USA 2017 Long Term Incentive Plan, Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 10-Q (File No. 001-38126) filed on May 1, 2020)

10.28
Altice USA 2017 Long Term Incentive Plan, Form of Performance-Based Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 99.2 of the Company’s Form 10-Q (File No. 001-38126) filed on May 1, 2020)

10.29
Altice USA 2017 Long Term Incentive Plan, Form of Cash Performance Award Agreement (incorporated herein by reference to Exhibit 10.1of the Company's Current Report on Form 8-K (File No. 001-38126) filed on March 22, 2023)

10.30
Form of Restricted Stock Unit Award Agreement for Replacement Awards under the Amended and Restated Altice USA 2017 Long Term Incentive Plan, as amended (incorporated herein by reference to Exhibit (a)(1)(K) to the Company's Tender Offer Statement on Schedule TO (File No. 005-90339) filed on January 23, 2023)

Exhibit No.	Exhibit Description

10.31
Form of Deferred Cash-Denominated Award Agreement for Replacement Awards under the Amended and Restated Altice USA 2017 Long Term Incentive Plan, as amended (incorporated herein by reference to Exhibit (a)(1)(L) to the Company's Tender Offer Statement on Schedule TO (File No. 005-90339) filed on January 23, 2023)

10.32	Altice USA 2017 Long Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 99.1 of the Company's Form S-8 (File No. 333-239085) filed on June 10, 2020)
10.33
Altice USA 2017 Long Term Incentive Plan, Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on December 30, 2021)

10.34
Altice USA 2017 Long Term Incentive Plan, Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on December 30, 2021)

10.35
Executive Employment Agreement, dated September 7, 2022, by and between Altice USA, Inc. and Dennis Mathew. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-38126) filed on November 2, 2022)

10.36
Transition Agreement, dated September 6, 2022, between Altice USA, Inc. and Dexter Goei. (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q (File No. 001-38126) filed on November 2, 2022)

10.37
Executive Employment Agreement, dated February 5, 2023, by and between Altice USA, Inc. and Marc Sirota, as amended February 22, 2023 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-38126) filed on May 3, 2023)

10.38
Transition Agreement, dated February 22, 2023, between Altice USA, Inc. and Michael Grau (incorporated herein by reference to Exhibit (d)(9) to the Company's Amendment No. 1 to Tender Offer Statement on Schedule TO (File No. 005-90339) filed on February 22, 2023).

10.39
Separation Agreement, dated March 22, 2023, between Altice USA, Inc. and Dexter Goei (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q (File No. 001-38126) filed on May 3, 2023)

21*	List of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Section 302 Certification of the CEO.
31.2*	Section 302 Certification of the CFO.
32*	Section 906 Certifications of the CEO and CFO.
97*	Altice USA, Inc. Dodd-Frank Clawback Policy
101	The following financial statements of Altice USA, Inc. included in the Altice USA Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 14, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders' Deficiency; (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.
104*	The cover page from this annual report on Form 10-K formatted in Inline XBRL.

+    Shares of Class A common stock and Class B common stock of the Company are issued in uncertificated form. Therefore, the Company has not filed specimen Class A common stock or Class B common stock certificates. Reference is made to Exhibits 3.1 and 3.2 hereto.
*    Filed herewith.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of February, 2024.

Altice USA, Inc.

By:	/s/ Marc Sirota
Name:	Marc Sirota
Title:	Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marc Sirota and Michael E. Olsen, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated on behalf of the Registrant.

Signature	Title	Date
/s/ Dennis Mathew	Chairman and Chief Executive Officer	February 14, 2024
Dennis Mathew	(Principal Executive Officer)

/s/ Marc Sirota	Chief Financial Officer	February 14, 2024
Marc Sirota	(Principal Financial Officer)

/s/ Maria Bruzzese	Senior Vice President and Chief Accounting Officer	February 14, 2024
Maria Bruzzese	(Principal Accounting Officer)

/s/ David Drahi	Director	February 14, 2024
David Drahi

/s/ Patrick Drahi	Director	February 14, 2024
Patrick Drahi

/s/ Dexter Goei	Director	February 14, 2024
Dexter Goei

/s/ Mark Mullen	Director	February 14, 2024
Mark Mullen

/s/ Dennis Okhuijsen	Director	February 14, 2024
Dennis Okhuijsen

/s/ Susan C. Schnabel	Director	February 14, 2024
Susan C. Schnabel

/s/ Charles Stewart	Director	February 14, 2024
Charles Stewart

/s/ Raymond Svider	Director	February 14, 2024
Raymond Svider

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	F-2
Auditor Name: KPMG LLP
Auditor Location: New York, New York
Auditor Firm ID: 185

ALTICE USA, INC. AND SUBSIDIARIES
Consolidated Financial Statements
Consolidated Balance Sheets - December 31, 2023 and 2022	F-7
Consolidated Statements of Operations - years ended December 31, 2023, 2022 and 2021	F-8
Consolidated Statements of Comprehensive Income - years ended December 31, 2023, 2022 and 2021	F-9
Consolidated Statements of Stockholders' Deficiency - years ended December 31, 2023, 2022 and 2021	F-10
Consolidated Statements of Cash Flows - years ended December 31, 2023, 2022 and 2021	F-13
Combined Notes to Consolidated Financial Statements	F-19
Supplemental Financial Statements Furnished:
CSC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Financial Statements
Consolidated Balance Sheets - December 31, 2023 and 2022	F-14
Consolidated Statements of Operations - years ended December 31, 2023, 2022 and 2021	F-15
Consolidated Statements of Comprehensive Income - years ended December 31, 2023, 2022 and 2021	F-16
Consolidated Statements of Member's Deficiency - years ended December 31, 2023, 2022 and 2021	F-17
Consolidated Statements of Cash Flows - years ended December 31, 2023, 2022 and 2021	F-18
Combined Notes to Consolidated Financial Statements	F-19

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Altice USA, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Altice USA, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’(deficiency), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 14, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
February 14, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Altice USA, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Altice USA, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ (deficiency), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of Goodwill for Impairment
As discussed in Note 10 to the consolidated financial statements, the Company’s goodwill balance as of December 31, 2023, was $8,045 million. The Company assesses recoverability of goodwill at the reporting unit level annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount of a reporting unit more likely than not exceeds its fair value. The Company recognized an impairment charge of $163.1 million for the year ended December 31, 2023, relating to its News and Advertising reporting unit, as its carrying value exceeded its fair value. There was no impairment recognized related to the Telecommunications reporting unit.
We identified the evaluation of goodwill for impairment for the News and Advertising and Telecommunications reporting units as a critical audit matter. Challenging auditor judgment and involvement of valuation professionals with specialized skills and knowledge were required to evaluate certain assumptions used to estimate the fair value of these reporting units, such as revenue growth rates, long-term growth rates, and discount rates. Changes in these assumptions could have had a significant impact on the Company’s assessment of each reporting unit’s carrying value of goodwill.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the annual goodwill impairment testing. This included controls related to the Company’s development of revenue growth rates, long-term growth rates, and discount rates. We performed sensitivity analyses over the revenue growth rate, long-term growth rate, and discount rate assumptions used in the Company’s estimates of the fair values of the News and Advertising and Telecommunications reporting units. We evaluated the Company’s revenue growth rate assumptions for each reporting unit by comparing them to each reporting unit’s historical revenue growth rates. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the long-term growth rates by independently developing long-term growth rate ranges using publicly available market data and comparing them to the Company’s long-term growth rates
•evaluating the discount rates by independently developing discount rate ranges using publicly available market data for comparable entities and comparing them to the Company’s discount rate for each reporting unit
•developing an estimated range of fair value for each reporting unit using the Company’s cash flow projections and the independently developed discount rate ranges and long-term growth rates and compared the results to the Company’s fair value estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
New York, New York
February 14, 2024

Report of Independent Registered Public Accounting Firm
To the Member and Board of Directors
CSC Holdings, LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CSC Holdings, LLC and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in total member’s equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
Evaluation of Goodwill for Impairment
As discussed in Note 10 to the consolidated financial statements, the Company’s goodwill balance as of December 31, 2023, was $8,045 million. The Company assesses recoverability of goodwill at the reporting unit level annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount of a reporting unit more likely than not exceeds its fair value. The Company recognized an impairment charge of $163.1 million for the year ended December 31, 2023, relating to its News and Advertising reporting unit, as its carrying value exceeded its fair value. There was no impairment recognized related to the Telecommunications reporting unit.
We identified the evaluation of goodwill for impairment for the News and Advertising and Telecommunications reporting units as a critical audit matter. Challenging auditor judgment and involvement of valuation professionals with specialized skills and knowledge were required to evaluate certain assumptions used to estimate the fair value of these reporting units, such as revenue growth rates, long-term growth rates, and discount rates. Changes in these assumptions could have had a significant impact on the Company’s assessment of each reporting unit’s carrying value of goodwill.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the annual goodwill impairment testing. This included controls related to the Company’s development of revenue growth rates, long-term growth rates, and discount rates. We performed sensitivity analyses over the revenue growth rate, long-term growth rate, and discount rate assumptions used in the Company’s estimates of the fair values of the News and Advertising and Telecommunications reporting units. We evaluated the Company’s revenue growth rate assumptions for each reporting unit by comparing them to each reporting unit’s historical revenue growth rates. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the long-term growth rates by independently developing long-term growth rate ranges using publicly available market data and comparing them to the Company’s long-term growth rates
•evaluating the discount rates by independently developing discount rate ranges using publicly available market data for comparable entities and comparing them to the Company’s discount rate for each reporting unit
•developing an estimated range of fair value for each reporting unit using the Company’s cash flow projections and the independently developed discount rate ranges and long-term growth rates and compared the results to the Company’s fair value estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
New York, New York
February 14, 2024

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$302,058	$305,484
Restricted cash	280	267
Accounts receivable, trade (less allowance for doubtful accounts of $21,915 and $20,767, respectively)	357,597	365,992
Prepaid expenses and other current assets ($407 and $572 due from affiliates, respectively)	174,859	130,684
Derivative contracts	—	263,873
Investment securities pledged as collateral	—	1,502,145
Total current assets	834,794	2,568,445
Property, plant and equipment, net of accumulated depreciation of $8,162,442 and $7,785,397, respectively	8,117,757	7,500,780
Right-of-use operating lease assets	255,545	250,601
Other assets	195,114	259,681
Amortizable intangibles, net of accumulated amortization of $5,874,612 and $5,549,674, respectively	1,259,335	1,660,331
Indefinite-lived cable franchise rights	13,216,355	13,216,355
Goodwill	8,044,716	8,208,773
Total assets	$31,923,616	$33,664,966
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$936,950	$1,213,806
Interest payable	274,507	252,351
Accrued employee related costs	182,146	139,328
Deferred revenue	85,018	80,559
Debt	359,407	2,075,077
Other current liabilities ($71,523 and $20,857 due to affiliates, respectively)	470,096	278,580
Total current liabilities	2,308,124	4,039,701
Other liabilities	221,249	274,623
Deferred tax liability	4,848,460	5,081,661
Right-of-use operating lease liability	264,647	260,237
Long-term debt, net of current maturities	24,715,554	24,512,656
Total liabilities	32,358,034	34,168,878
Commitments and contingencies (Note 17)
Stockholders' Deficiency:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 271,772,978 issued and outstanding as of December 31, 2023 and 271,851,984 and 271,833,063 shares issued and outstanding as of December 31, 2022	2,718	2,719
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 184,224,428 shares outstanding as of December 31, 2023 and 184,329,229 shares outstanding as of December 31, 2022	1,842	1,843
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	187,186	182,701
Accumulated deficit	(601,075)	(654,273)
	(409,329)	(467,010)
Treasury stock, at cost (18,921 Class A common shares at December 31, 2022)	—	—
Accumulated other comprehensive loss	(12,851)	(8,201)
Total Altice USA stockholders' deficiency	(422,180)	(475,211)
Noncontrolling interests	(12,238)	(28,701)
Total stockholders' deficiency	(434,418)	(503,912)
Total liabilities and stockholders' deficiency	$31,923,616	$33,664,966
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2023, 2022 and 2021
(In thousands, except per share amounts)

	2023	2022	2021
Revenue (including revenue from affiliates of $1,471, $2,368 and $13,238, respectively) (See Note 16)	$9,237,064	$9,647,659	$10,090,849
Operating expenses:
Programming and other direct costs (including charges from affiliates of $13,794, $14,321 and $17,167, respectively) (See Note 16)	3,029,842	3,205,638	3,382,129
Other operating expenses (including charges from affiliates of $57,063, $12,210 and $11,989, respectively) (See Note 16)	2,646,258	2,735,469	2,379,765
Restructuring, impairments and other operating items (See Note 7)	214,727	130,285	17,176
Depreciation and amortization (including impairments)	1,644,297	1,773,673	1,787,152
	7,535,124	7,845,065	7,566,222
Operating income	1,701,940	1,802,594	2,524,627
Other income (expense):
Interest expense, net	(1,639,120)	(1,331,636)	(1,266,591)
Gain (loss) on investments and sale of affiliate interests, net	180,237	(659,792)	(88,898)
Gain (loss) on derivative contracts, net	(166,489)	425,815	85,911
Gain on interest rate swap contracts, net	32,664	271,788	92,735
Gain (loss) on extinguishment of debt and write-off of deferred financing costs	4,393	(575)	(51,712)
Other income, net	4,940	8,535	9,835
	(1,583,375)	(1,285,865)	(1,218,720)
Income before income taxes	118,565	516,729	1,305,907
Income tax expense	(39,528)	(295,840)	(294,975)
Net income	79,037	220,889	1,010,932
Net income attributable to noncontrolling interests	(25,839)	(26,326)	(20,621)
Net income attributable to Altice USA, Inc. stockholders	$53,198	$194,563	$990,311
Income per share:
Basic income per share	$0.12	$0.43	$2.16
Basic weighted average common shares (in thousands)	454,723	453,244	458,311

Diluted income per share	$0.12	$0.43	$2.14
Diluted weighted average common shares (in thousands)	455,034	453,282	462,295
Cash dividends declared per common share	$—	$—	$—

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2023, 2022 and 2021
(In thousands)

	2023	2022	2021
Net income	$79,037	$220,889	$1,010,932
Other comprehensive income (loss):
Defined benefit pension plans	(5,424)	(20,526)	4,772
Applicable income taxes	1,463	5,537	(1,259)
Defined benefit pension plans, net of income taxes	(3,961)	(14,989)	3,513
Foreign currency translation adjustment	(689)	291	(662)
Other comprehensive income (loss)	(4,650)	(14,698)	2,851
Comprehensive income	74,387	206,191	1,013,783
Comprehensive income attributable to noncontrolling interests	(25,839)	(26,326)	(20,621)
Comprehensive income attributable to Altice USA, Inc. stockholders	$48,548	$179,865	$993,162

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY Years ended December 31, 2023, 2022 and 2021 (In thousands)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Altice USA Stockholders' Equity (Deficiency)	Non-controlling Interests	Total Equity (Deficiency)
Balance at January 1, 2021	$2,972	$1,859	$—	$(985,641)	$(163,866)	$3,646	$(1,141,030)	$(62,109)	$(1,203,139)
Net income attributable to Altice USA stockholders	—	—	—	990,311	—	—	990,311	—	990,311
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	20,621	20,621
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(14,004)	(14,004)
Pension liability adjustments, net of income taxes	—	—	—	—	—	3,513	3,513	—	3,513
Foreign currency translation adjustment	—	—	—	—	—	(662)	(662)	—	(662)
Share-based compensation expense (equity classified)	—	—	17,990	79,521	—	—	97,511	—	97,511
Redeemable equity vested	—	—	—	23,749	—	—	23,749	—	23,749
Change in redeemable equity	—	—	—	2,014	—	—	2,014	—	2,014
Class A shares acquired through share repurchase program and retired	(236)	—	—	(804,692)	—	—	(804,928)	—	(804,928)
Conversion of Class B to Class A shares	16	(16)	—	—	—	—	—	—	—
Retirement of treasury stock and issuance of common shares pursuant to employee LTIP	(49)	—	15	(149,932)	163,866	—	13,900	—	13,900
Other	—	—	—	(4,166)	—	—	(4,166)	4,378	212
Balance at December 31, 2021	$2,703	$1,843	$18,005	$(848,836)	$—	$6,497	$(819,788)	$(51,114)	$(870,902)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued) Years ended December 31, 2023, 2022 and 2021 (In thousands)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Altice USA Stockholders' Equity (Deficiency)	Non-controlling Interests	Total Equity (Deficiency)
Balance at January 1, 2022	$2,703	$1,843	$18,005	$(848,836)	$—	$6,497	$(819,788)	$(51,114)	$(870,902)
Net income attributable to Altice USA stockholders	—	—	—	194,563	—	—	194,563	—	194,563
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	26,326	26,326
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,913)	(3,913)
Pension liability adjustments, net of income taxes	—	—	—	—	—	(14,989)	(14,989)	—	(14,989)
Foreign currency translation adjustment	—	—	—	—	—	291	291	—	291
Share-based compensation expense (equity classified)	—	—	167,410	—	—	—	167,410	—	167,410
Issuance of common shares pursuant to employee long term incentive plan	16	—	63	—	—	—	79	—	79
Other	—	—	(2,777)	—	—	—	(2,777)	—	(2,777)
Balance at December 31, 2022	$2,719	$1,843	$182,701	$(654,273)	$—	$(8,201)	$(475,211)	$(28,701)	$(503,912)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued) Years ended December 31, 2023, 2022 and 2021 (In thousands)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Altice USA Stockholders' Equity (Deficiency)	Non-controlling Interests	Total Equity (Deficiency)
Balance at January 1, 2023	$2,719	$1,843	$182,701	$(654,273)	$—	$(8,201)	$(475,211)	$(28,701)	$(503,912)
Net income attributable to Altice USA stockholders	—	—	—	53,198	—	—	53,198	—	53,198
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	25,839	25,839
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,077)	(1,077)
Pension liability adjustments, net of income taxes	—	—	—	—	—	(3,961)	(3,961)	—	(3,961)
Foreign currency translation adjustment	—	—	—	—	—	(689)	(689)	(8)	(697)
Share-based compensation expense (equity classified)	—	—	19,090	—	—	—	19,090	—	19,090
Change in noncontrolling interest	—	—	(12,815)	—	—	—	(12,815)	(8,291)	(21,106)
Other	(1)	(1)	(1,790)	—	—	—	(1,792)	—	(1,792)
Balance at December 31, 2023	$2,718	$1,842	$187,186	$(601,075)	$—	$(12,851)	$(422,180)	$(12,238)	$(434,418)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2023, 2022 and 2021
(In thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$79,037	$220,889	$1,010,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,644,297	1,773,673	1,787,152
Loss (gain) on investments and sale of affiliate interests, net	(180,237)	659,792	88,898
Loss (gain) on derivative contracts, net	166,489	(425,815)	(85,911)
Loss (gain) on extinguishment of debt and write-off of deferred financing costs	(4,393)	575	51,712
Amortization of deferred financing costs and discounts (premiums) on indebtedness	34,440	77,356	91,226
Share-based compensation expense	47,926	159,985	98,296
Deferred income taxes	(226,915)	36,385	40,701
Decrease in right-of-use assets	46,108	44,342	43,820
Provision for doubtful accounts	84,461	88,159	68,809
Goodwill impairment	163,055	—	—
Other	11,169	3,460	4,928
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(77,703)	(45,279)	(30,379)
Prepaid expenses and other assets	(54,782)	50,419	28,343
Amounts due from and due to affiliates	50,831	(7,749)	23,758
Accounts payable and accrued liabilities	(39,256)	46,724	(177,326)
Deferred revenue	9,164	(14,953)	(40,929)
Interest rate swap contracts	72,707	(301,062)	(149,952)
Net cash provided by operating activities	1,826,398	2,366,901	2,854,078
Cash flows from investing activities:
Capital expenditures	(1,704,811)	(1,914,282)	(1,231,715)
Payments for acquisitions, net of cash acquired	—	(2,060)	(340,444)
Other, net	(1,712)	(5,168)	(1,444)
Net cash used in investing activities	(1,706,523)	(1,921,510)	(1,573,603)
Cash flows from financing activities:
Proceeds from long-term debt	2,700,000	4,276,903	4,410,000
Repayment of debt	(2,688,009)	(4,469,727)	(4,870,108)
Proceeds from collateralized indebtedness and related derivative contracts, net	38,902	—	185,105
Repayment of collateralized indebtedness and related derivative contracts, net	—	—	(185,105)
Principal payments on finance lease obligations	(149,297)	(134,682)	(85,949)
Purchase of shares of Altice USA, Inc. Class A common stock, pursuant to a share repurchase program	—	—	(804,928)
Payments to acquire noncontrolling interest	(14,070)	—	—
Other, net	(10,117)	(8,400)	(11,539)
Net cash used in financing activities	(122,591)	(335,906)	(1,362,524)
Net increase (decrease) in cash and cash equivalents	(2,716)	109,485	(82,049)
Effect of exchange rate changes on cash and cash equivalents	(697)	291	(662)
Net increase (decrease) in cash and cash equivalents	(3,413)	109,776	(82,711)
Cash, cash equivalents and restricted cash at beginning of year	305,751	195,975	278,686
Cash, cash equivalents and restricted cash at end of year	$302,338	$305,751	$195,975
See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$302,051	$305,477
Restricted cash	280	267
Accounts receivable, trade (less allowance for doubtful accounts of $21,915 and $20,767, respectively)	357,597	365,992
Prepaid expenses and other current assets ($407 and $572 due from affiliates, respectively)	174,859	130,684
Derivative contracts	—	263,873
Investment securities pledged as collateral	—	1,502,145
Total current assets	834,787	2,568,438
Property, plant and equipment, net of accumulated depreciation of $8,162,442 and $7,785,397, respectively	8,117,757	7,500,780
Right-of-use operating lease assets	255,545	250,601
Other assets	195,114	259,681
Amortizable intangibles, net of accumulated amortization of $5,874,612 and $5,549,674, respectively	1,259,335	1,660,331
Indefinite-lived cable franchise rights	13,216,355	13,216,355
Goodwill	8,044,716	8,208,773
Total assets	$31,923,609	$33,664,959

LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$936,950	$1,213,806
Interest payable	274,507	252,351
Accrued employee related costs	182,146	139,328
Deferred revenue	85,018	80,559
Debt	359,407	2,075,077
Other current liabilities ($71,523 and $20,857 due to affiliates, respectively)	470,097	278,580
Total current liabilities	2,308,125	4,039,701
Other liabilities	221,249	274,623
Deferred tax liability	4,851,959	5,090,294
Right-of-use operating lease liability	264,647	260,237
Long-term debt, net of current maturities	24,715,554	24,512,656
Total liabilities	32,361,534	34,177,511
Commitments and contingencies (Note 17)
Member's deficiency (100 membership units issued and outstanding)	(412,836)	(475,650)
Accumulated other comprehensive income	(12,851)	(8,201)
Total member's deficiency	(425,687)	(483,851)
Noncontrolling interests	(12,238)	(28,701)
Total deficiency	(437,925)	(512,552)
Total liabilities and member's deficiency	$31,923,609	$33,664,959

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2023, 2022 and 2021
(In thousands)

	2023	2022	2021
Revenue (including revenue from affiliates of $1,471, $2,368 and $13,238, respectively) (See Note 16)	$9,237,064	$9,647,659	$10,090,849
Operating expenses:
Programming and other direct costs (including charges from affiliates of $13,794, $14,321 and $17,167, respectively) (See Note 16)	3,029,842	3,205,638	3,382,129
Other operating expenses (including charges from affiliates of $57,063, $12,210 and $11,989 respectively) (See Note 16)	2,646,258	2,735,469	2,379,765
Restructuring, impairments and other operating items (See Note 7)	214,727	130,285	17,176
Depreciation and amortization (including impairments)	1,644,297	1,773,673	1,787,152
	7,535,124	7,845,065	7,566,222
Operating income	1,701,940	1,802,594	2,524,627
Other income (expense):
Interest expense, net	(1,639,120)	(1,331,636)	(1,266,591)
Gain (loss) on investments and sale of affiliate interests, net	180,237	(659,792)	(88,898)
Gain (loss) on derivative contracts, net	(166,489)	425,815	85,911
Gain on interest rate swap contracts, net	32,664	271,788	92,735
Gain (loss) on extinguishment of debt and write-off of deferred financing costs	4,393	(575)	(51,712)
Other income, net	4,940	8,535	9,835
	(1,583,375)	(1,285,865)	(1,218,720)
Income before income taxes	118,565	516,729	1,305,907
Income tax expense	(42,577)	(292,152)	(297,110)
Net income	75,988	224,577	1,008,797
Net income attributable to noncontrolling interests	(25,839)	(26,326)	(20,621)
Net income attributable to CSC Holdings, LLC sole member	$50,149	$198,251	$988,176

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2023, 2022 and 2021
(In thousands)

	2023	2022	2021
Net income	$75,988	$224,577	$1,008,797
Other comprehensive income (loss):
Defined benefit pension plans	(5,424)	(20,526)	4,772
Applicable income taxes	1,463	5,537	(1,259)
Defined benefit pension plans, net of income taxes	(3,961)	(14,989)	3,513
Foreign currency translation adjustment	(689)	291	(662)
Other comprehensive income (loss)	(4,650)	(14,698)	2,851
Comprehensive income	71,338	209,879	1,011,648
Comprehensive income attributable to noncontrolling interests	(25,839)	(26,326)	(20,621)
Comprehensive income attributable to CSC Holdings, LLC's sole member	$45,499	$183,553	$991,027

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S DEFICIENCY
Years ended December 31, 2023, 2022 and 2021
(In thousands)

	Member's Equity (Deficiency)	Accumulated Other Comprehensive Income (Loss)	Total Member's Equity (Deficiency)	Noncontrolling Interests	Total Equity (Deficiency)

Balance at January 1, 2021	$(1,172,505)	$3,646	$(1,168,859)	$(62,109)	$(1,230,968)
Net income attributable to CSC Holdings' sole member	988,176	—	988,176	—	988,176
Net income attributable to noncontrolling interests	—	—	—	20,621	20,621
Distributions to noncontrolling interests	—	—	—	(14,004)	(14,004)
Pension liability adjustments, net of income taxes	—	3,513	3,513	—	3,513
Foreign currency translation adjustment	—	(662)	(662)	—	(662)
Share-based compensation expense (equity classified)	97,511	—	97,511	—	97,511
Redeemable equity vested	23,749	—	23,749	—	23,749
Change in redeemable equity	2,014	—	2,014	—	2,014
Cash distributions to parent	(763,435)	—	(763,435)	—	(763,435)
Non-cash distributions to parent	(19,500)	—	(19,500)	—	(19,500)
Other	(4,166)	—	(4,166)	4,378	212
Balance at December 31, 2021	(848,156)	6,497	(841,659)	(51,114)	(892,773)
Net income attributable to CSC Holdings' sole member	198,251	—	198,251	—	198,251
Net income attributable to noncontrolling interests	—	—	—	26,326	26,326
Distributions to noncontrolling interests	—	—	—	(3,913)	(3,913)
Pension liability adjustments, net of income taxes	—	(14,989)	(14,989)	—	(14,989)
Foreign currency translation adjustment	—	291	291	—	291
Share-based compensation expense (equity classified)	167,410	—	167,410	—	167,410
Cash distributions to parent, net	(170)	—	(170)	—	(170)
Non-cash contributions from parent	7,015	—	7,015	—	7,015
Balance at December 31, 2022	(475,650)	(8,201)	(483,851)	(28,701)	(512,552)
Net income attributable to CSC Holdings' sole member	50,149	—	50,149	—	50,149
Net income attributable to noncontrolling interests	—	—	—	25,839	25,839
Distributions to noncontrolling interests	—	—	—	(1,077)	(1,077)
Pension liability adjustments, net of income taxes	—	(3,961)	(3,961)	—	(3,961)
Foreign currency translation adjustment	—	(689)	(689)	(8)	(697)
Share-based compensation expense (equity classified)	19,090	—	19,090	—	19,090
Cash distributions to parent, net	(1,793)	—	(1,793)	—	(1,793)
Change in noncontrolling interest	(12,815)	—	(12,815)	(8,291)	(21,106)
Non-cash contributions from parent	8,183	—	8,183	—	8,183
Balance at December 31, 2023	$(412,836)	$(12,851)	$(425,687)	$(12,238)	$(437,925)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Cash flows from operating activities:
Net income	$75,988	$224,577	$1,008,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,644,297	1,773,673	1,787,152
Loss (gain) on investments and sale of affiliate interests, net	(180,237)	659,792	88,898
Loss (gain) on derivative contracts, net	166,489	(425,815)	(85,911)
Loss (gain) on extinguishment of debt and write-off of deferred financing costs	(4,393)	575	51,712
Amortization of deferred financing costs and discounts (premiums) on indebtedness	34,440	77,356	91,226
Share-based compensation expense	47,926	159,985	98,296
Deferred income taxes	(232,048)	25,705	32,201
Decrease in right-of-use assets	46,108	44,342	43,820
Provision for doubtful accounts	84,461	88,159	68,809
Goodwill impairment	163,055	—	—
Other	11,169	3,460	4,928
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(77,703)	(45,279)	(30,379)
Prepaid expenses and other assets	(54,782)	50,419	28,343
Amounts due from and due to affiliates	59,013	(756)	3,778
Accounts payable and accrued liabilities	(39,256)	46,723	(176,855)
Deferred revenue	9,164	(14,953)	(40,929)
Interest rate swap contracts	72,707	(301,062)	(149,952)
Net cash provided by operating activities	1,826,398	2,366,901	2,823,934
Cash flows from investing activities:
Capital expenditures	(1,704,811)	(1,914,282)	(1,231,715)
Payment for acquisitions, net of cash acquired	—	(2,060)	(340,444)
Other, net	(1,712)	(5,168)	(1,444)
Net cash used in investing activities	(1,706,523)	(1,921,510)	(1,573,603)
Cash flows from financing activities:
Proceeds from long-term debt	2,700,000	4,276,903	4,410,000
Repayment of debt	(2,688,009)	(4,469,727)	(4,870,108)
Proceeds from collateralized indebtedness and related derivative contracts, net	38,902	—	185,105
Repayment of collateralized indebtedness and related derivative contracts, net	—	—	(185,105)
Distributions to parent	(1,793)	(170)	(763,435)
Principal payments on finance lease obligations	(149,297)	(134,682)	(85,949)
Payments to acquire noncontrolling interest	(14,070)	—	—
Other, net	(8,324)	(5,680)	(24,961)
Net cash used in financing activities	(122,591)	(333,356)	(1,334,453)
Net increase (decrease) in cash and cash equivalents	(2,716)	112,035	(84,122)
Effect of exchange rate changes on cash and cash equivalents	(697)	291	(662)
Net increase (decrease) in cash and cash equivalents	(3,413)	112,326	(84,784)
Cash, cash equivalents and restricted cash at beginning of year	305,744	193,418	278,202
Cash, cash equivalents and restricted cash at end of year	$302,331	$305,744	$193,418

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
Altice USA, through CSC Holdings, LLC (a wholly-owned subsidiary of Cablevision) and its consolidated subsidiaries ("CSC Holdings," and collectively with Altice USA, the "Company", "we", "us" and "our"), principally delivers broadband, video, and telephony services to residential and business customers, as well as proprietary content and advertising services in the United States. We market our residential services under the Optimum brand and provide enterprise services under the Lightpath and Optimum Business brands. In addition, we offer a full service mobile offering to consumers across our footprint. As these businesses are managed on a consolidated basis, we classify our operations in one segment.
The accompanying consolidated financial statements ("consolidated financial statements") of Altice USA include the accounts of Altice USA and its majority-owned subsidiaries and the accompanying consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. The consolidated balance sheets and statements of operations of Altice USA are essentially identical to the consolidated balance sheets and statements of operations of CSC Holdings, with the following exceptions: Altice USA has additional cash and CSC Holdings has a higher deferred tax liability on their respective consolidated balance sheets. Additionally, income tax expense differs between Altice USA and CSC Holdings and CSC Holdings and its subsidiaries have certain intercompany receivables from and payables to Altice USA.
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
The financial statements of CSC Holdings are included herein as supplemental information as CSC Holdings is not a SEC registrant.
Share Repurchase Plan
In June 2018, the Board of Directors of Altice USA authorized a share repurchase program of $2,000,000, and on July 30, 2019, the Board of Directors authorized a new incremental three-year share repurchase program of $5,000,000 that took effect following the completion in August 2019 of the $2,000,000 repurchase program. In November 2020, the Board of Directors authorized an additional $2,000,000 of share repurchases, bringing the total amount of cumulative share repurchases authorized to $9,000,000. Under these repurchase programs, shares of Altice USA Class A common stock were purchased from time to time in the open market and included trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Size and timing of these purchases were determined based on market conditions and other factors.
For the years ended December 31, 2023 and 2022, Altice USA did not repurchase any shares. For the years ended December 31, 2021, Altice USA repurchased an aggregate of 23,593,728 shares for a total purchase price of approximately $804,928. These acquired shares were retired and the cost of these shares was recorded in stockholders' equity (deficiency) in the consolidated balance sheet of Altice USA. From inception through December 31, 2023, Altice USA repurchased an aggregate of 285,507,773 shares for a total purchase price of approximately $7,808,698. The share repurchase program expired in November 2023.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Summary of Significant Accounting Policies
Revenue Recognition
Residential Services
We derive revenue through monthly charges to residential customers of our broadband, video, and telephony services, including installation services. In addition, we derive revenue from digital video recorder ("DVR"), video-on-demand ("VOD"), pay-per-view, and home shopping commissions which are reflected in "Residential video" revenues. We recognize broadband, video, and telephony revenues as the services are provided to a customer on a monthly basis. Each service is accounted for as a distinct performance obligation. Revenue from the sale of bundled services at a discounted rate is allocated to each product based on the standalone selling price of each performance obligation within the bundled offer. The standalone selling price requires judgment and is typically determined based on the current prices at which the separate services are sold by us. Installation revenue for our residential services is deferred and recognized over the benefit period, which is generally less than one year. The estimated benefit period takes into account both quantitative and qualitative factors including the significance of average installation fees to total recurring revenue per customer.
Also, we have mobile services providing data, talk and text to consumers in or near our service areas. Customers are billed monthly for access to and usage of our mobile services. We recognize mobile service revenue ratably over the monthly service period as the services are provided to the customers.
We are assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers. In instances where the tax is being assessed directly on us, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the years ended December 31, 2023, 2022 and 2021, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $219,988, $232,795 and $257,364, respectively.
Business and Wholesale Revenue
We derive revenue from the sale of products and services to both large enterprise and small and medium-sized business ("SMB") customers, including broadband, telephony, networking, and video services reflected in "Business services and wholesale" revenues. Our business services also include Ethernet, data transport, and IP-based virtual private networks. We provide managed services to businesses, including hosted telephony services (cloud based SIP-based private branch exchange), managed WiFi, managed desktop and server backup and managed collaboration services including audio and web conferencing. We also offer fiber-to-the-tower services to wireless carriers for cell tower backhaul, which enables wireline communications service providers to connect to customers that their own networks do not reach. We recognize revenues for these services as the services are provided to a customer on a monthly basis.
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
News and Advertising Revenue
News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), (ii) digital advertising, (iii) data analytics, and (iv) affiliation fees for news programming.
As part of the agreements under which we acquire video programming, we typically receive an allocation of scheduled advertising time during such programming into which our cable systems can insert commercials. In several of the markets in which we operate, we have entered into agreements commonly referred to as interconnects with

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

other cable operators to jointly sell local advertising. In some of these markets, we represent the advertising sales efforts of other cable operators; in other markets, other cable operators represent us.
We also offer customers the opportunity to advertise on digital platforms. Advertising revenues are recognized when the advertising is distributed. For arrangements in which we control the sale of advertising and act as the principal to the transaction, we recognize revenue earned from the advertising customer on a gross basis and the amount remitted to the distributor as an operating expense. For arrangements in which we do not control the sale of advertising and act as an agent to the transaction, we recognize revenue net of any fee remitted to the distributor.
Revenue earned from the data-driven, audience-based advertising solutions using advanced analytics tools is recognized when services are provided.
Affiliation fee revenue derived by our news business is recognized as the programming services are provided.
Other Revenue
Other revenue includes revenue derived from the sale of mobile devices which is recognized upon delivery and acceptance of the equipment by the customer. Revenues derived from other sources are recognized when services are provided or events occur.
Customer Contract Costs
Incremental costs incurred in obtaining a contract with a customer are deferred and recorded as an asset if the period of benefit is expected to be greater than one year. Sales commissions for enterprise customers are deferred and amortized over the average contract term. As the amortization period for sales commission expenses related to residential and SMB customers is less than one year, we utilize the practical expedient and are recognizing the costs when incurred. The costs of fulfilling a contract with a customer are deferred and recorded as an asset if they generate or enhance resources for us that will be used in satisfying future performance obligations and are expected to be recovered. Installation costs related to residential and SMB customers that are not capitalized as part of the initial deployment of new customer premise equipment are expensed as incurred pursuant to industry-specific guidance.
Deferred enterprise sales commission costs are included in other current and noncurrent assets in the consolidated balance sheet and totaled $18,109 and $17,511 as of December 31, 2023 and 2022, respectively.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following table presents the composition of revenue:

	Years Ended December 31,
	2023	2022	2021
Residential:
Broadband	$3,824,472	$3,930,667	$3,925,089
Video	3,072,011	3,281,306	3,526,205
Telephony	300,198	332,406	404,813
Mobile (a)	77,012	61,832	51,281
Residential revenue	7,273,693	7,606,211	7,907,388
Business services and wholesale (a)	1,467,149	1,474,269	1,586,423
News and advertising	447,742	520,293	550,667
Other	48,480	46,886	46,371
Total revenue	$9,237,064	$9,647,659	$10,090,849

(a)Beginning in the second quarter of 2023, mobile service revenue previously included in mobile revenue is now separately reported in residential revenue and business services revenue. In addition, mobile equipment revenue previously included in mobile revenue is now included in other revenue. Prior period amounts have been revised to conform with this presentation.
Multiple-Element Transactions
In the normal course of business, we may enter into multiple-element transactions where we are simultaneously both a customer and a vendor with the same counterparty or in which we purchase multiple products and/or services, or settle outstanding items contemporaneously with the purchase of a product or service, from a single counterparty. Our policy for accounting for each transaction negotiated contemporaneously is to record each deliverable of the transaction based on our best estimate of selling price in a manner consistent with that used to determine the price to sell each deliverable on a standalone basis. In determining the value of the respective deliverable, we utilize historical transactions, quoted market prices (as available), or comparable transactions.
Programming and Other Direct Costs
Costs of revenue related to delivery of services and goods are classified as "programming and other direct costs" in the accompanying consolidated statements of operations.
Programming Costs
Programming expenses related to our video service represent fees paid to programming distributors to license the programming distributed to video customers. This programming is acquired generally under multi-year distribution agreements, with rates usually based on the number of customers that receive the programming. If there are periods when an existing distribution agreement has expired and the parties have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time, we continue to carry and pay for these services until execution of definitive replacement agreements or renewals. The amount of programming expense recorded during the interim period is based on our estimate of the ultimate contractual agreement expected to be reached, which is based on several factors, including previous contractual rates, customary rate increases and the current status of negotiations. Such estimates are adjusted as negotiations progress until new programming terms are finalized.
In addition, we receive, or may receive, incentives from programming distributors for carriage of the distributors' programming. We generally recognize these incentives as a reduction of programming costs and are recorded in "programming and other direct costs", generally over the term of the distribution agreement.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Advertising Expenses
Advertising costs are charged to expense when incurred and are reflected in "other operating expenses" in the accompanying consolidated statements of operations. Advertising costs amounted to $253,777, $299,590 and $274,639 for the years ended December 31, 2023, 2022 and 2021, respectively.
Share-Based Compensation
Share-based compensation expense which primarily relates to awards of stock options, restricted shares, and performance stock units, is based on the fair value of share-based payment awards at the date of grant. We recognize share-based compensation expense over the requisite service period or when it is probable any related performance condition will be met. For awards with graded vesting, compensation cost is recognized on an accelerated method under the graded vesting method over the requisite service period. Share-based compensation expense related to awards that vest entirely at the end of the vesting period are expensed on a straight-line basis. We account for forfeitures as they occur.
See Note 15 to the consolidated financial statements for additional information about our share-based compensation.
Income Taxes
Our provision for income taxes is based on current period income, changes in deferred tax assets and liabilities and changes in estimates with regard to uncertain tax positions. Deferred tax assets are subject to an ongoing assessment of realizability.
Cash and Cash Equivalents
Our cash investments are placed with money market funds and financial institutions that are investment grade as rated by S&P Global Ratings and Moody's Investors Service. We select money market funds that predominantly invest in marketable, direct obligations issued or guaranteed by the United States government or its agencies, commercial paper, fully collateralized repurchase agreements, certificates of deposit, and time deposits.
We consider the balance of our investment in funds that substantially hold securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents. The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or are at fair value.
Accounts Receivable
Accounts receivable are recorded at net realizable value. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amounts.
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
We capitalize certain internal and external costs incurred to acquire or develop internal-use software. Capitalized software costs are amortized over the estimated useful life of the software and reported in depreciation and amortization.
Customer relationships, trade names and other intangibles established in connection with acquisitions that are finite-lived are amortized in a manner that reflects the pattern in which the projected net cash inflows are expected to occur, such as the sum of the years' digits method, or when such pattern does not exist, using the straight-line method over their respective estimated useful lives.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

We review our long-lived assets (property, plant and equipment, and intangible assets subject to amortization) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and the value of indefinite-lived cable franchises acquired in business combinations are not amortized. Rather, such assets are tested for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the assets may be impaired.
The assessment of recoverability may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit or the indefinite-lived cable franchise right is less than its carrying amount. These qualitative factors include macroeconomic conditions such as changes in interest rates, industry and market considerations, recent and projected financial performance of the reporting units, as well as other factors. A quantitative test is performed if we conclude that it is more likely than not that the fair value of a reporting unit or an indefinite-lived cable franchise right is less than its carrying amount or if a qualitative assessment is not performed. In 2023, we performed a quantitative assessment for our goodwill recoverability test and a qualitative assessment for our indefinite-lived cable franchise rights recoverability test. See Note 10 for a discussion of the results of our annual impairment tests.
Goodwill
Goodwill resulted from business combinations and represents the excess amount of the consideration paid over the identifiable assets and liabilities recorded in the acquisition. We test goodwill for impairment at the reporting unit level: (i) Telecommunications and (ii) News and Advertising.
The quantitative test for goodwill identifies potential impairment by comparing the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
We estimate the fair value of our reporting units by considering both (i) a discounted cash flow method, which is based on the present value of projected cash flows over a discrete projection period and a terminal value, which is based on the expected normalized cash flows of the reporting units following the discrete projection period, and (ii) a market approach, which includes the use of multiples of publicly-traded companies whose services are comparable to ours. Significant judgments in estimating the fair value of our reporting units include cash flow projections and the selection of the discount rate.
The estimates and assumptions utilized in estimating the fair value of our reporting units could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments. Changes in assumptions could significantly affect the estimates.
Indefinite-lived Cable Franchise Rights
Our indefinite-lived cable franchise rights reflect the value of agreements we have with state and local governments that allow us to construct and operate a cable business within a specified geographic area and allow us to solicit and service potential customers in the service areas defined by the franchise rights currently held by us. We have concluded that our cable franchise rights have an indefinite useful life since there are no legal, regulatory, contractual, competitive, economic or other factors that limit the period over which these rights will contribute to our cash flows. For impairment testing purposes, we have concluded that our cable franchise rights are a single unit of account.
When the qualitative assessment is not used, or if the qualitative assessment is not conclusive, the impairment test for our indefinite-lived cable franchise rights requires a comparison of the estimated fair value of the cable television franchise with its carrying value. If the carrying value of the indefinite-lived cable franchise rights exceed its fair value, an impairment loss is recognized in an amount equal to that excess. Estimates and assumptions utilized in estimating the fair value of our indefinite-lived cable franchise rights could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments. Changes in assumptions could significantly affect the estimates.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Deferred Financing Costs
Deferred financing costs, which are presented as a reduction of debt, are amortized to interest expense using the effective interest method over the terms of the related debt.
Derivative Financial Instruments
We account for derivative financial instruments as either assets or liabilities measured at fair value. We use derivative instruments to manage our exposure to market risks from changes in certain equity prices and interest rates and we do not hold or issue derivative instruments for speculative or trading purposes. These derivative instruments are not designated as hedges, and changes in the fair values of these derivatives are recognized in the consolidated statements of operations as gain (loss) on derivative contracts or gain (loss) on interest rate swap contracts.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when we believe it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated.
Foreign Currency
Certain of our subsidiaries (including our international news channel and our customer care center) are located outside the United States. The functional currency for these subsidiaries is determined based on the primary economic environment in which the subsidiary operates. Revenues and expenses for these subsidiaries are translated into U.S. dollars using rates that approximate those in effect during the period and the assets and liabilities are translated into U.S. dollars using exchange rates in effect at the end of each period. The resulting gains and losses from these translations are recognized in cumulative translation adjustment included in accumulated other comprehensive income (loss) in stockholders’/member's equity (deficiency) on the consolidated balance sheets.
Common Stock of Altice USA
Each holder of our Class A common stock has one vote per share while holders of our Class B common stock have twenty-five votes per share. Class B shares can be converted to Class A common stock at anytime with a conversion ratio of one Class A common share for one Class B common share.
The following table provides details of Altice USA's shares of common stock outstanding:

	Shares of Common Stock Outstanding
	Class A Common Stock	Class B Common Stock
Balance at December 31, 2021	270,320,798	184,333,342
Conversion of Class B common stock to Class A common stock	4,113	(4,113)
Issuance of common shares in connection with the vesting of restricted stock units	1,506,186	—
Treasury shares reissued	1,966	—
Balance at December 31, 2022	271,833,063	184,329,229
Conversion of Class B common stock to Class A common stock	104,801	(104,801)
Issuance of common shares in connection with the vesting of restricted stock units	1,357,983	—
Retirement of Class A common shares due to forfeiture	(1,522,965)	—
Treasury shares reissued	96	—
Balance at December 31, 2023	271,772,978	184,224,428
CSC Holdings Membership Interests
As of December 31, 2023 and 2022, CSC Holdings had 100 membership units issued and outstanding, which are all indirectly owned by Altice USA.

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
Our indentures restrict the amount of dividends and distributions in respect of any equity interest that can be made.
During 2023, 2022 and 2021, there were no dividends paid to shareholders by Altice USA.
CSC Holdings
CSC Holdings may make distributions on its membership interests only if sufficient funds exist as determined under Delaware law. See Note 16 for a discussion of equity distributions that CSC Holdings made to its parent.
Concentrations of Credit Risk
Financial instruments that may potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents and trade account receivables. We monitor the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution. Our emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments. Management believes that no significant concentration of credit risk exists with respect to its cash and cash equivalents because of its assessment of the creditworthiness and financial viability of the respective financial institutions.
We did not have a single customer that represented 10% or more of our consolidated revenues for the years ended December 31, 2023, 2022 and 2021 or 10% or more of our consolidated net trade receivables at December 31, 2023, and 2022, respectively.
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
Reclassifications
Certain reclassifications have been made to the 2022 and 2021 amounts to conform to the 2023 presentation.
NOTE 3.    ACCOUNTING STANDARDS
Accounting Standards Adopted in 2023
ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, to enhance transparency about an entity’s use of supplier finance programs. ASU 2022-04 requires the buyer in a supplier finance program to disclose (a) information about the key terms of the program, (b) the amount outstanding that remains unpaid by the buyer as of the end of the period, (c) a rollforward of such amounts during each annual period, and (d) a description of where in the financial statements outstanding amounts are being presented. We adopted ASU 2022-04 on January 1, 2023. See Note 11 for further information.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Accounting Standards Adopted in 2022
ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires companies to apply the definition of a performance obligation under ASC Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. Under prior GAAP, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded before the acquisition under ASC Topic 606. We elected to adopt ASU No. 2021-08 on January 1, 2022 and we will provide the required disclosures for any future material transactions.
ASU No. 2021-10, Government Assistance (Topic 832)
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832), which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy (for example, IFRS guidance in IAS 20 or guidance on contributions for not-for-profit entities in ASC 958-605). For transactions in the scope of the ASU No. 2021-10, business entities will need to provide information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. We adopted the new guidance on January 1, 2022 and it did not have a material impact on our consolidated financial statements. We will provide the required disclosures for any future material transactions.
Recently Issued But Not Yet Adopted Accounting Pronouncements
ASU No. 2023-07 Segment Reporting—Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities. ASU No. 2023-07 is meant to enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and provide new segment disclosure requirements for entities with a single reportable segment. ASU No. 2023-07 is effective for us for the year ended December 31, 2024, although early adoption is permitted. We are currently evaluating the impact of adopting ASU 2023-07.
ASU No. 2023-09 Income Taxes—Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes—Improvements to Income Tax Disclosures, which require greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. ASU No. 2023-09 is effective for us for the year ending December 31, 2025, although early adoption is permitted. We are currently evaluating the impact of adopting ASU No. 2023-09.

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
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income per share attributable to Altice USA stockholders:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Basic weighted average shares outstanding	454,723	453,244	458,311
Effect of dilution:
Stock options	—	—	3,972
Restricted stock	74	38	11
Restricted stock units	—	—	1
Deferred cash-denominated awards (Note 15)	237	—	—
Diluted weighted average shares outstanding	455,034	453,282	462,295

Weighted average shares excluded from diluted weighted average shares outstanding:
Anti-dilutive shares	46,084	57,961	15,856
Share-based compensation awards whose performance metrics have not been achieved	20,831	7,309	8,557
Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Altice USA.
NOTE 5.    ALLOWANCE FOR DOUBTFUL ACCOUNTS
Activity related to our allowance for doubtful accounts is presented below:

	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Balance at End of Period
Year Ended December 31, 2023
Allowance for doubtful accounts	$20,767	$84,461	$(83,313)	$21,915

Year Ended December 31, 2022
Allowance for doubtful accounts	$27,931	$88,159	$(95,323)	$20,767

Year Ended December 31, 2021
Allowance for doubtful accounts	$25,198	$68,809	$(66,076)	$27,931

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
Our non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2023	2022	2021
Non-Cash Investing and Financing Activities:

Altice USA and CSC Holdings:
Property and equipment accrued but unpaid	$317,000	$496,135	$335,680
Notes payable for the purchase of equipment and other assets	213,325	132,452	89,898
Right-of-use assets acquired in exchange for finance lease obligations	133,056	160,542	145,047
Payable relating to acquisition of noncontrolling interest	7,036	—	—
Other non-cash investing and financing transactions	249	1,117	500
CSC Holdings:
Contributions from (distributions to) parent, net	8,183	7,015	(19,500)
Supplemental Data:
Altice USA:
Cash interest paid, net of capitalized interest	1,582,646	1,247,747	1,178,088
Income taxes paid, net	200,295	253,962	263,589
CSC Holdings:
Cash interest paid, net of capitalized interest	1,582,646	1,247,747	1,178,088
Income taxes paid, net	200,295	253,962	263,589
NOTE 7.    RESTRUCTURING, IMPAIRMENTS AND OTHER OPERATING ITEMS
Our restructuring, impairments and other operating items are comprised of the following:

	Years Ended December 31,
	2023	2022	2021
Contractual payments for terminated employees	$39,915	$4,002	$6,227
Facility realignment costs	2,368	5,652	2,551
Impairment of right-of-use operating lease assets	10,554	3,821	6,701
Remeasurement of contingent consideration related to an acquisition	(6,345)	—	—
Transaction costs related to certain transactions not related to our operations	5,180	4,310	1,697
Litigation settlement (a)	—	112,500	—
Goodwill impairment (b)	163,055	—	—
Restructuring, impairments and other operating items	$214,727	$130,285	$17,176

(a)Represents the settlement of litigation in the fourth quarter of 2022, of which $65,000 was paid in 2022 and the balance of $47,500 is payable on or before June 30, 2024.
(b)In connection with our annual recoverability assessment of goodwill, we recorded an impairment charge relating to our News and Advertising reporting unit for the year ended December 31, 2023. See Note 10 for additional information.
NOTE 8.    PROPERTY, PLANT AND EQUIPMENT
Costs incurred in the construction of our cable systems, including line extensions to, and upgrade of, our hybrid fiber/coaxial infrastructure and construction of the parallel fiber-to-the-home ("FTTH") infrastructure, are capitalized. This includes headend facilities and initial placement of the feeder cable to connect a customer that had not been previously connected. These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

and related costs associated with the construction activities (including interest related to FTTH construction). Internal costs that are capitalized consist of salaries and benefits of our employees and a portion of facility costs that supports the construction activities. Such costs are depreciated over the estimated life of our infrastructure and our headend facilities and related equipment (5 to 25 years). Costs of operating the plant and the technical facilities, including repairs and maintenance, are expensed as incurred.
Costs associated with the initial deployment of new customer premise equipment ("CPE") necessary to provide services are also capitalized. These costs include materials, subcontractor labor, internal labor, and other related costs associated with the connection activities. Departmental activities supporting the connection process are capitalized based on time-weighted activity allocations of costs. These installation costs are amortized over the estimated useful lives of the CPE. The portion of departmental costs related to disconnecting services and removing CPE from a customer, costs related to connecting CPE that has been previously connected to the network, and repairs and maintenance are expensed as incurred.
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
Property, plant and equipment (including equipment under finance leases) consist of the following assets, which are depreciated or amortized on a straight-line basis over the estimated useful lives shown below:

	December 31,		Estimated Useful Lives
	2023	2022
Customer premise equipment	$2,242,175	$2,134,561	3 to 5 years
Headends and related equipment	2,506,665	2,493,208	5 to 25 years
Infrastructure	8,727,425	7,711,815	5 to 25 years
Equipment and software	1,436,010	1,434,742	3 to 10 years
Construction in progress (including materials and supplies)	353,572	499,598
Furniture and fixtures	80,585	81,518	5 to 8 years
Transportation equipment	123,193	145,413	5 to 10 years
Buildings and building improvements	574,162	550,884	10 to 40 years
Leasehold improvements	187,608	185,645	Term of lease
Land	48,804	48,793
	16,280,199	15,286,177
Less accumulated depreciation and amortization	(8,162,442)	(7,785,397)
	$8,117,757	$7,500,780
For the years ended December 31, 2023, 2022 and 2021, we capitalized certain costs aggregating $147,267, $138,845 and $145,837, respectively, related to the acquisition and development of internal use software, which are included in the table above.
Depreciation expense on property, plant and equipment (including finance leases) for the years ended December 31, 2023, 2022 and 2021 amounted to $1,252,919, $1,218,365 and $1,145,316, respectively.
NOTE 9.    LEASES
Our operating leases are comprised primarily of facility leases and our finance leases are comprised primarily of vehicle and equipment leases. We determine if an arrangement is a lease at inception and lease assets and liabilities are recognized upon commencement of the lease based on the present value of the future minimum lease payments over the lease term. Lease assets and liabilities are not recorded for leases with an initial term of one year or less. We generally use our incremental borrowing rate as the discount rate for leases, unless an interest rate is implicitly stated in the lease agreement. The lease term will include options to extend the lease when it is reasonably certain that we will exercise that option.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Balance sheet information related to our leases is presented below:

	Balance Sheet location	December 31,
		2023	2022
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$255,545	$250,601
Right-of-use lease liability, current	Other current liabilities	47,965	38,740
Right-of-use lease liability, long-term	Right-of-use operating lease liability	264,647	260,237

Finance leases:
Right-of-use lease assets	Property, plant and equipment	326,427	332,217
Right-of-use lease liability, current	Current portion of long-term debt	123,636	129,657
Right-of-use lease liability, long-term	Long-term debt	104,720	114,938
The following provides details of our lease expense:

	Years Ended December 31,
	2023	2022
Operating lease expense, net	$62,157	$58,124
Finance lease expense:
Amortization of assets	95,449	86,455
Interest on lease liabilities	14,912	11,332
Total finance lease expense	110,361	97,787
	$172,518	$155,911
Other information related to our leases is presented below:

	As of December 31,
	2023	2022
Right-of-use assets acquired in exchange for operating lease obligations	$60,108	$74,063
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from finance leases	14,912	11,332
Operating cash flows from operating leases	63,737	65,879
Weighted Average Remaining Lease Term:
Operating leases	8.2 years	8.1 years
Finance leases	2.2 years	2.0 years
Weighted Average Discount Rate:
Operating leases	5.70%	5.63%
Finance leases	7.78%	5.49%

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

	Finance leases	Operating leases
2024	$136,863	$58,367
2025	76,968	54,781
2026	26,475	50,883
2027	4,921	47,799
2028	3,743	38,055
Thereafter	809	146,237
Total future minimum lease payments, undiscounted	249,779	396,122
Less: Imputed interest	(21,423)	(83,510)
Present value of future minimum lease payments	$228,356	$312,612
NOTE 10.    INTANGIBLE ASSETS
Our amortizable intangible assets primarily consist of customer relationships acquired pursuant to business combinations and represent the value of the business relationship with those customers.
The following table summarizes information relating to our acquired amortizable intangible assets:

	As of December 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,073,152	$(4,824,140)	$1,249,012	$6,123,586	$(4,484,286)	$1,639,300	3 to 18 years
Trade names	1,010,300	(1,010,300)	—	1,024,300	(1,018,212)	6,088	4 to 10 years
Other amortizable intangibles	50,495	(40,172)	10,323	62,119	(47,176)	14,943	1 to 15 years
	$7,133,947	$(5,874,612)	$1,259,335	$7,210,005	$(5,549,674)	$1,660,331
During the third quarter of 2022, we reduced the gross carrying amount and accumulated amortization of our fully amortized Suddenlink trademark by approximately $56,783, as we rebranded our entire footprint under the Optimum trademark.
Amortization expense for the years ended December 31, 2023, 2022 and 2021 aggregated $391,378, $555,308, and $641,836, respectively.
The following table sets forth the estimated amortization expense on intangible assets for the periods presented:

Estimated amortization expense
Year Ending December 31, 2024	$309,717
Year Ending December 31, 2025	262,152
Year Ending December 31, 2026	217,182
Year Ending December 31, 2027	173,411
Year Ending December 31, 2028	130,122

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Goodwill and the value of indefinite-lived cable franchises acquired in business combinations are not amortized. Rather, such assets are tested for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the assets may be impaired. See Note 2 for additional for additional information. The carrying amount of indefinite-lived cable franchise rights and goodwill is presented below:

	Indefinite-lived Cable Franchise Rights	Goodwill
Balance as of December 31, 2021	$13,216,355	$8,205,863
Goodwill recorded in connection with acquisitions	—	2,910
Balance as of December 31, 2022	13,216,355	8,208,773
Adjustment related to 2022 acquisition	—	(1,002)
Goodwill impairment	—	(163,055)
Balance as of December 31, 2023	$13,216,355	$8,044,716
Goodwill Impairment
We assess the recoverability of our goodwill annually as of October 1 ("annual impairment test date"). As of the annual impairment test date, goodwill amounted to $8,207,771 ($8,044,716 related to our Telecommunications reporting unit and $163,055 related to our News and Advertising reporting unit). The goodwill related to our Telecommunications reporting unit was recorded in connection with the Cequel Acquisition in 2015 and the Cablevision Acquisition in 2016 and approximately $130,040 of the goodwill related to our News and Advertising reporting unit was recorded in connection with the acquisition of Cheddar Inc. in 2019.
In 2023, we performed a quantitative impairment test for our reporting units. Based on this assessment, the estimated fair value of our Telecommunications reporting unit exceeded its carrying value and no impairment was recorded. However, the carrying value of our News and Advertising reporting unit exceeded its fair value resulting in an impairment charge of $163,055. The decrease in the fair value of the News and Advertising reporting unit was primarily due to a decrease in projected cash flows due to the overall decline in the advertising market and an increase in the discount rate used in the discounted cash flow method.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

NOTE 11.    DEBT
The following table provides details of our outstanding debt:

		Interest Rate at December 31, 2023		December 31, 2023		December 31, 2022
Date Issued	Maturity Date			Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
May 23, 2014	June 1, 2024	5.250%		$750,000	$742,746	$750,000	$726,343
October 18, 2018	April 1, 2028	7.500%		4,118	4,114	4,118	4,113
November 27, 2018	April 1, 2028	7.500%		1,045,882	1,044,933	1,045,882	1,044,752
July 10 and October 7, 2019	January 15, 2030	5.750%		2,250,000	2,275,915	2,250,000	2,279,483
June 16 and August 17. 2020	December 1, 2030	4.625%		2,325,000	2,359,078	2,325,000	2,363,082
May 13, 2021	November 15, 2031	5.000%		500,000	498,525	500,000	498,375
				6,875,000	6,925,311	6,875,000	6,916,148
CSC Holdings Senior Guaranteed Notes:
September 23, 2016	April 15, 2027	5.500%		1,310,000	1,307,709	1,310,000	1,307,091
January 29, 2018	February 1, 2028	5.375%		1,000,000	995,940	1,000,000	995,078
January 24, 2019	February 1, 2029	6.500%		1,750,000	1,748,098	1,750,000	1,747,795
June 16, 2020	December 1, 2030	4.125%		1,100,000	1,096,499	1,100,000	1,096,077
August 17, 2020	February 15, 2031	3.375%		1,000,000	997,556	1,000,000	997,258
May 13, 2021	November 15, 2031	4.500%		1,500,000	1,495,598	1,500,000	1,495,144
April 25, 2023	May 15, 2028	11.250%		1,000,000	994,072	—	—
				8,660,000	8,635,472	7,660,000	7,638,443
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility	July 13, 2027	7.712%	(b)	825,000	821,632	1,575,000	1,570,730
Term Loan B	July 17, 2025	7.726%	(c)(g)	1,520,483	1,518,530	1,535,842	1,532,644
Incremental Term Loan B-3	January 15, 2026	7.726%	(d)(g)	521,744	520,988	527,014	525,883
Incremental Term Loan B-5	April 15, 2027	7.976%	(e)(g)	2,887,500	2,876,131	2,917,500	2,902,921
Incremental Term Loan B-6	January 15, 2028	9.862%	(f)	1,986,928	1,948,503	2,001,942	1,955,839
				7,741,655	7,685,784	8,557,298	8,488,017
Lightpath Senior Notes:
September 29, 2020	September 15, 2028	5.625%		415,000	409,136	415,000	408,090
Lightpath Senior Secured Notes:
September 29, 2020	September 15, 2027	3.875%		450,000	444,410	450,000	443,046
Lightpath Term Loan	November 30, 2027	8.726%		582,000	571,898	588,000	575,478
Lightpath Revolving Credit Facility				—	—	—	—
				1,447,000	1,425,444	1,453,000	1,426,614
Collateralized indebtedness (see Note 12)				—	—	1,759,017	1,746,281
Finance lease obligations (see Note 9)				228,356	228,356	244,595	244,595
Notes payable and supply chain financing				174,594	174,594	127,635	127,635
				25,126,605	25,074,961	26,676,545	26,587,733
Less: current portion of credit facility debt				(61,177)	(61,177)	(71,643)	(71,643)
Less: current portion of collateralized indebtedness (h)				—	—	(1,759,017)	(1,746,281)
Less: current portion of finance lease obligations				(123,636)	(123,636)	(129,657)	(129,657)
Less: current portion of notes payable and supply chain financing				(174,594)	(174,594)	(127,496)	(127,496)
				(359,407)	(359,407)	(2,087,813)	(2,075,077)
Long-term debt				$24,767,198	$24,715,554	$24,588,732	$24,512,656

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

(a)The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums and with respect to certain notes, a fair value adjustment resulting from the Cequel and Cablevision acquisitions.
(b)At December 31, 2023, $133,512 of the revolving credit facility was restricted for certain letters of credit issued on our behalf and $1,516,488 of the $2,475,000 facility was undrawn and available, subject to covenant limitations. The revolving credit facility bears interest at a rate of SOFR (plus a Term SOFR credit adjustment spread of 0.10%) plus 2.25% per annum.
(c)Term Loan B requires quarterly installments of $3,840 and bears interest at a rate equal to Synthetic USD LIBOR plus 2.25% per annum.
(d)Incremental Term Loan B-3 requires quarterly installments of $1,318 and bears interest at a rate equal to Synthetic USD LIBOR plus 2.25% per annum.
(e)Incremental Term Loan B-5 requires quarterly installments of $7,500 and bears interest at a rate equal to Synthetic USD LIBOR plus 2.50% per annum.
(f)Incremental Term Loan B-6 requires quarterly installments of $5,005 and bears interest at a rate equal to SOFR plus 4.50% per annum. The CSC Holdings' Incremental Term Loan B-6 that is due on the earlier of (i) January 15, 2028 and (ii) April 15, 2027 if, as of such date, any Incremental Term Loan B-5 borrowings are still outstanding, unless the Incremental Term Loan B-5 maturity date has been extended to a date falling after January 15, 2028.
(g)Pursuant to the term loan agreement, the interest rate on outstanding borrowings subsequent to the phase-out of London Interbank Offered Rate ("LIBOR") as of June 30, 2023, is Synthetic USD LIBOR, calculated as Term SOFR plus the spread adjustment for the corresponding LIBOR setting, being 0.11448% (1 month), 0.26161% (3 month) and 0.42826% (6 month), until September 30, 2024.
(h)The indebtedness was collateralized by shares of Comcast common stock. In January 2023, we settled this debt by delivering shares of Comcast common stock and the related equity derivative contracts. See Note 12.
For financing purposes, we have two debt silos: CSC Holdings and Lightpath. The CSC Holdings silo is structured as a restricted group (the "Restricted Group") and an unrestricted group, which includes certain designated subsidiaries and investments (the "Unrestricted Group"). The Restricted Group is comprised of CSC Holdings and substantially all of its wholly-owned operating subsidiaries excluding Lightpath. These Restricted Group subsidiaries are subject to the covenants and restrictions of the credit facility and indentures governing the notes issued by CSC Holdings. The Lightpath silo includes all of its operating subsidiaries which are subject to the covenants and restrictions of the credit facility and indentures governing the notes issued by Lightpath. See discussion below regarding the Lightpath debt financing.
CSC Holdings Credit Facilities
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which, as amended, currently provides for U.S. dollar term loans (the "Term Loan B", and the term loans under the Term Loan B, the "CSC Term Loans") and U.S. dollar revolving loan commitments (the "CSC Revolving Credit Facility" and, together with the Term Loan B, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement"). Amounts outstanding under the CSC Holdings Credit Facilities bear interest, at our election, at Term Secured Overnight Financing Rate ("SOFR"), Synthetic USD LIBOR, or at an alternate base rate, as defined therein, plus an applicable margin.
During the year ended December 31, 2023, CSC Holdings borrowed $1,700,000 under its revolving credit facility and repaid $2,450,000 of amounts outstanding under the revolving credit facility.
The CSC Credit Facilities Agreement requires the prepayment of outstanding CSC Term Loans, subject to certain exceptions and deductions, with (i) 100% of the net cash proceeds of certain asset sales, subject to reinvestment rights and certain other exceptions; and (ii) on a pari ratable share (based on the outstanding principal amount of the CSC Term Loans divided by the sum of the outstanding principal amount of all pari passu indebtedness and the CSC Term Loans) of 50% of annual excess cash flow, which will be reduced to 0% if the consolidated net senior secured leverage ratio of CSC Holdings is less than or equal to 4.5 to 1.
The obligations under the CSC Credit Facilities are guaranteed on a senior basis by each restricted subsidiary of CSC Holdings (other than CSC TKR, LLC and its subsidiaries, Lightpath, and certain excluded subsidiaries) and, subject

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

to certain limitations, will be guaranteed by each future material wholly-owned restricted subsidiary of CSC Holdings. The obligations under the CSC Credit Facilities (including any guarantees thereof) are secured on a first priority basis, subject to any liens permitted by the CSC Credit Facilities, by capital stock held by CSC Holdings or any guarantor in certain subsidiaries of CSC Holdings, subject to certain exclusions and limitations.
The CSC Credit Facilities Agreement includes certain negative covenants which, among other things and subject to certain significant exceptions and qualifications, limit CSC Holdings' ability and the ability of its restricted subsidiaries to: (i) incur or guarantee additional indebtedness, (ii) make investments, (iii) create liens, (iv) sell assets and subsidiary stock, (v) pay dividends or make other distributions or repurchase or redeem our capital stock or subordinated debt, (vi) engage in certain transactions with affiliates, (vii) enter into agreements that restrict the payment of dividends by subsidiaries or the repayment of intercompany loans and advances; and (viii) engage in mergers or consolidations. In addition, the CSC Revolving Credit Facility includes a financial maintenance covenant solely for the benefit of the lenders under the CSC Revolving Credit Facility consisting of a maximum consolidated net senior secured leverage ratio of CSC Holdings and its restricted subsidiaries of 5.0 to 1.0. The financial covenant is tested on the last day of any fiscal quarter, but only if on such day there are outstanding borrowings, as defined, under the CSC Revolving Credit Facility.
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
Issuances of CSC Holdings Senior Guaranteed Notes
In April 2023, CSC Holdings issued $1,000,000 in aggregate principal amount of senior guaranteed notes that bear interest at a rate of 11.250% and mature on May 15, 2028. The Company used the proceeds to repay outstanding borrowings drawn under the Revolving Credit Facility.
CSC Holdings Senior Guaranteed Notes and Senior Notes
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
Subject to customary conditions, we may redeem some or all of the notes at the redemption price set forth in the relevant indenture, plus accrued and unpaid interest, plus a specified "make-whole" premium (in the event the notes are redeemed prior to a certain specified time set forth in the indentures).
Lightpath Credit Facility
On September 29, 2020, Lightpath entered into a credit agreement between, inter alios, certain lenders party thereto and Goldman Sachs Bank USA, as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent, (the "Lightpath Credit Agreement") which provides for, among other things, (i) a term loan in an aggregate principal amount of $600,000 (the “Lightpath Term Loan Facility”) at a price of 99.50% of the aggregate principal amount, which was drawn on November 30, 2020, and (ii) revolving loan commitments in an aggregate principal amount of $100,000 (the “Lightpath Revolving Credit Facility").
As of December 31, 2023 and 2022, there were no borrowings outstanding under the Lightpath Revolving Credit Facility. We are required to make scheduled quarterly payments of $1,500 pursuant to the Lightpath Term Loan Facility.
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
Debt issued by Lightpath is subject to certain restrictive covenants. Lightpath is subject to incurrence based covenants, which do not require ongoing compliance with financial ratios, but place certain limitations on the Lightpath's ability to, among other things, incur or guarantee additional debt (including to finance new acquisitions), create liens, pay dividends and other distributions or prepay subordinated indebtedness, make investments, sell assets, engage in affiliate transactions or engage in mergers or consolidations. These covenants are subject to several important exceptions and qualifications.
To be able to incur additional debt under an applicable debt instrument, Lightpath must either meet the ratio test described below (on a pro forma basis for any contemplated transaction giving rise to the debt incurrence) or have available capacity under the general debt basket or meet certain other exceptions to the limitation on indebtedness covenant in such debt instrument. Senior debt of Lightpath will be subject to an incurrence test of 6.75:1 (Consolidated Net Leverage to L2QA Pro Forma EBITDA (each as defined in the relevant debt instruments)) and senior secured debt of Lightpath will be subject to an incurrence test of 4.75:1 (Consolidated Net Senior Secured Leverage (as defined in the relevant debt instrument) to L2QA Pro Forma EBITDA).
Debt Compliance
As of December 31, 2023, CSC Holdings and Lightpath were in compliance with applicable financial covenants under their respective credit facilities and with applicable financial covenants under each respective indenture by which the senior guaranteed notes, senior secured notes and senior notes were issued.
Gain (Loss) on Extinguishment of Debt and the Write-off of Deferred Financing Costs
The following table provides a summary of the gain (loss) on extinguishment of debt and the write-off of deferred financing costs recorded by us:

	For the Year Ended December 31,
	2023	2022	2021
Settlement of collateralized debt (see Note 12)	$4,393	$—	$—
Refinancing of CSC Holdings Term Loan B and Incremental Term Loan B-3	—	(575)	—
Repayment of CSC Holdings 5.500% Senior Guaranteed Notes due 2026	—	—	(51,712)

Supply Chain Financing Arrangement
We have a supply chain financing arrangement with a financial institution with credit availability of $175,000 that is used to finance certain of our property and equipment purchases. This arrangement extends our repayment terms beyond a vendor’s original invoice due dates (for up to one year) and as such are classified as debt on our consolidated balance sheets.
The following is a rollforward of the outstanding balances relating to our supply chain financing arrangement:

Balance as of December 31, 2022	$123,880
Invoices financed	213,325
Repayments	(162,751)
Balance as of December 31, 2023	$174,454
Summary of Debt Maturities
The future principal payments under our various debt obligations outstanding as of December 31, 2023, including notes payable and supply chain financing, but excluding finance lease obligations (see Note 9), are as follows:

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Years Ending December 31,
2024	$1,001,242
2025 (a)	2,391,415
2026	567,223
2027	5,141,519
2028 (b)	5,371,850
Thereafter	10,425,000

(a)Includes $825,000 principal amount related to the CSC Holdings' revolving credit facility. As a result of the debt transaction in January 2024 discussed in Note 18, the revolving credit facility will mature on July 13, 2027.
(b)Includes $1,906,850 principal amount related to the CSC Holdings' Incremental Term Loan B-6 that is due on the earlier of (i) January 15, 2028 and (ii) April 15, 2027 if, as of such date, any Incremental Term Loan B-5 borrowings are still outstanding, unless the Incremental Term Loan B-5 maturity date has been extended to a date falling after January 15, 2028.
The amounts in the table above do not include the effects of the debt transactions discussed in Note 18.
NOTE 12.    DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS
Prepaid Forward Contracts
Historically, we had entered into various transactions to limit the exposure against equity price risk on shares of Comcast Corporation ("Comcast") common stock we previously owned. We monetized all of our stock holdings in Comcast through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock.
We received cash proceeds upon execution of the prepaid forward contracts which had been reflected as collateralized indebtedness in the accompanying consolidated balance sheet as of December 31, 2022. In addition, we separately accounted for the equity derivative component of the prepaid forward contracts. These equity derivatives were not designated as hedges for accounting purposes, therefore, the net fair values of the equity derivatives had been reflected in the accompanying consolidated balance sheet as an asset at December 31, 2022, and the net increases or decreases in the fair value of the equity derivative component of the prepaid forward contracts were included in gain (loss) on derivative contracts in the accompanying consolidated statements of operations.
In January 2023, we settled our outstanding collateralized indebtedness by delivering the Comcast shares we held and the related equity derivative contracts which resulted in us receiving net cash of approximately $50,500 (including dividends of $11,598) and recorded a gain on the extinguishment of debt of $4,393.
As of December 31, 2023, we did not hold and have not issued equity derivative instruments for trading or speculative purposes.
Interest Rate Swap Contracts
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit us to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are not designated as hedges for accounting purposes and are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following represents the location of the assets associated with our derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at December 31,
		2023	2022

Asset Derivatives:
Prepaid forward contracts	Derivative contracts	$—	$263,873
Interest rate swap contracts	Other assets, long-term	112,914	185,622
		$112,914	$449,495
The following table presents certain consolidated statement of operations data related to our derivative contracts and the underlying Comcast common stock:

	Years Ended December 31,
	2023	2022	2021
Gain (loss) on derivative contracts related to change in the value of equity derivative contracts related to Comcast common stock	$(166,489)	$425,815	$85,911
Change in fair value of Comcast common stock included in gain (loss) on investments	192,010	(659,792)	(88,917)
Gain on interest rate swap contracts, net	32,664	271,788	92,735
Interest Rate Swap Contract
In connection with the phase-out of LIBOR as of June 30, 2023, the Company entered into amendments to its existing interest rate swap contracts that transitioned the reference rates from LIBOR to SOFR. These amendments had no impact to our consolidated financial statements as we utilized the expedients set forth in FASB Topic 848, Reference Rate Reform. The following is a summary of the terms of the amended interest rate swap contracts:

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
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis and their classification under the fair value hierarchy:

	Fair Value Hierarchy	December 31,
		2023	2022
Assets:
Money market funds	Level I	$49,541	$141,137
Investment securities pledged as collateral	Level I	—	1,502,145
Prepaid forward contracts (a)	Level II	—	263,873
Interest rate swap contracts	Level II	112,914	185,622
Liabilities:
Contingent consideration related to acquisition	Level III	2,037	8,383

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
The fair value of the contingent consideration as of December 31, 2023 and 2022 related to an acquisition in the third quarter of 2022 and were determined using a probability assessment of the contingent payment for the respective periods.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized below:

		December 31, 2023		December 31, 2022
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

Credit facility debt	Level II	$8,257,682	$8,323,654	$9,063,495	$9,145,298
Collateralized indebtedness (b)	Level II	—	—	1,746,281	1,731,771
Senior guaranteed and senior secured notes	Level II	9,079,882	7,784,288	8,081,489	6,154,075
Senior notes	Level II	7,334,447	4,932,931	7,324,238	4,531,300
Notes payable and supply chain financing	Level II	174,594	174,594	127,635	127,608
		$24,846,605	$21,215,467	$26,343,138	$21,690,052

(a)Amounts are net of unamortized deferred financing costs and discounts/premiums.
(b)In January 2023, the Company settled its outstanding collateralized indebtedness by delivering the Comcast shares it held and the related equity derivative contracts.
The fair value estimates related to our debt instruments presented above are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
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
Income tax expense for the years ended December 31, 2023, 2022 and 2021 consist of the following components:

	Altice USA			CSC Holdings
	Years Ended December 31,			Years Ended December 31,
	2023	2022	2021	2023	2022	2021
Current expense (benefit):
Federal	$227,189	$133,329	$168,397	$227,189	$133,329	$179,032
State	54,130	81,076	56,211	62,312	88,068	56,211
Foreign	105	128	(3)	105	128	(3)
	281,424	214,533	224,605	289,606	221,525	235,240
Deferred expense (benefit):
Federal	(210,378)	(43,797)	70,989	(210,378)	(43,797)	70,989
State	(16,547)	80,356	(30,108)	(21,680)	69,676	(38,608)
Foreign	10	(174)	(180)	10	(174)	(180)
	(226,915)	36,385	40,701	(232,048)	25,705	32,201
	54,509	250,918	265,306	57,558	247,230	267,441
Tax expense relating to uncertain tax positions	(14,981)	44,922	29,669	(14,981)	44,922	29,669
Income tax expense	$39,528	$295,840	$294,975	$42,577	$292,152	$297,110

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The income tax expense attributable to operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Altice USA			CSC Holdings
	Years Ended December 31,			Years Ended December 31,
	2023	2022	2021	2023	2022	2021
Federal tax expense at statutory rate	$24,899	$108,513	$274,240	$24,899	$108,513	$274,240
State income taxes, net of federal impact	6,436	26,527	21,492	9,842	28,768	13,973
Minority interest	(5,494)	(5,914)	(5,092)	(5,494)	(5,914)	(5,092)
Changes in the valuation allowance	13,847	20,176	13,573	14,099	15,494	12,793
Change in New York state rate to measure deferred taxes, net of federal impact	—	112,117	—	—	112,117	—
Other changes in the state rates used to measure deferred taxes, net of federal impact	23,909	(9,603)	(6,924)	23,300	(10,849)	(7,125)
Tax expense (benefit) relating to uncertain tax positions	(14,311)	36,281	24,580	(14,311)	36,281	24,580
Tax credits	(4,201)	(3,544)	(2,500)	(4,201)	(3,544)	(2,500)
Excess tax deficiencies (benefits) related to share-based compensation including non-deductible carried unit plans	11,696	10,321	(2,602)	11,696	10,321	(2,602)
Non-deductible officers compensation	3,934	4,916	7,201	3,934	4,916	7,201
Foreign losses of disregarded entities	(6,097)	(6,352)	—	(6,097)	(6,352)	—
Business dispositions	(46,591)	—	(12,643)	(46,591)	—	(12,643)
Goodwill impairment	34,241	—	—	34,241	—	—
Other permanent differences	—	—	(22,613)	—	—	(22,613)
Other, net	(2,740)	2,402	6,263	(2,740)	2,401	16,898
Income tax expense	$39,528	$295,840	$294,975	$42,577	$292,152	$297,110
Due to the sale of our Cheddar News business in December 2023 to an unrelated third party, we recognized a capital loss resulting in an income tax benefit. In addition, our income tax expense was impacted by the non-deductibility of the impairment of goodwill related to our News and Advertising business (see Note 10).
In December 2022, the New York State Division of Tax Appeals, via an Administrative Law Judge determination, published a decision in Charter Communications, Inc. versus New York State, which concluded that each corporation in a combined reporting group would have to separately qualify as a qualified emerging technology company (“QETC”) to use the preferential QETC tax rate. As we had been historically using the QETC rate at the combined reporting group level, we recorded a cumulative income tax expense of $157,300 that included both a revaluation of state deferred taxes and an increase to our uncertain tax positions reserve for tax years 2017 through 2022 based on this published decision.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance are as follows:

	Altice USA		CSC Holdings
	December 31,		December 31,
	2023	2022	2023	2022
Noncurrent
NOLs, capital loss, and tax credit carry forwards (a)	$130,134	$117,995	$104,071	$86,547
Compensation and benefit plans	90,853	97,115	90,853	97,115
Restructuring liability	7,220	2,079	7,220	2,079
Other liabilities	50,440	48,433	50,440	48,433
Research and experimental expenditures	33,427	22,292	33,427	22,292
Derivative contracts	(40,357)	315,861	(40,357)	315,861
Interest deferred for tax purposes	536,284	272,842	536,284	272,842
Operating lease liability	79,263	71,232	79,263	71,232
Deferred tax assets	887,264	947,849	861,201	916,401
Less: Valuation allowance	(87,407)	(73,560)	(64,844)	(50,745)
Net deferred tax assets, noncurrent	799,857	874,289	796,357	865,656

Deferred tax liabilities:
Fixed assets and intangibles	(5,250,112)	(5,185,319)	(5,250,112)	(5,185,319)
Operating lease asset	(64,163)	(58,360)	(64,163)	(58,360)
Investments	1,519	(393,700)	1,519	(393,700)
Partnership investments	(173,198)	(155,434)	(173,198)	(155,434)
Prepaid expenses	(14,630)	(11,477)	(14,630)	(11,477)
Fair value adjustments related to debt and deferred financing costs	(1,751)	(5,698)	(1,751)	(5,698)
Opportunity Zone tax deferral	(145,655)	(145,608)	(145,655)	(145,608)
Deferred tax liability, noncurrent	(5,647,990)	(5,955,596)	(5,647,990)	(5,955,596)
Total net deferred tax liabilities	$(4,848,133)	$(5,081,307)	$(4,851,633)	$(5,089,940)

(a)Includes deferred tax assets of $326 and $354 as of December 31, 2023 and 2022, respectively, that relate to the net operating losses of foreign subsidiaries which are presented under Other assets on the consolidated balance sheets.
Under the Tax Cuts & Jobs Act (“TCJA”) enacted in December 2017, research and experimental expenditures are required to be capitalized and amortized for the tax years beginning after December 31, 2021. As a result, we have capitalized (net of amortization) $33,427 and $22,292 as of December 31, 2023 and 2022, respectively.
As a result of us selling our 1% interest in Newsday LLC, as well as internal restructuring of i24NEWS in 2021, capital losses of $235,316 and $104,171, respectively, were recognized for tax purposes. In the fourth quarter of 2022, we carried back the net capital loss against the taxable capital gain generated in connection with the 49.99% sale of Lightpath in 2020. In addition, we received $48,645 in 2021 relating to a refund request for prior year AMT credits, including $12,161 claimed in 2020 due to the CARES Act acceleration of credits.
Deferred tax assets have resulted primarily from our future deductible temporary differences and NOLs. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, management takes into account various factors, including the expected level of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences. If such estimates and related assumptions change in the future, we may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in our consolidated statements of operations. Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. Due to the significant deferred tax

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

liabilities associated with our fixed assets and intangibles, primarily due to the change in the 2017 TCJA, allowing 100% bonus depreciation on most fixed assets (this percentage decreases to 80% for 2023), as well as the continued taxable income adjustments associated with the deferred tax liabilities established under purchase accounting pursuant to the Cablevision and Cequel acquisitions in 2016, the future taxable income that will result from the reversal of existing taxable temporary differences for which deferred tax liabilities are recognized is sufficient to conclude it is more likely than not that we will realize all of its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded which relate to certain state NOLs and the foreign NOLs in i24NEWS.
In the normal course of business, we engage in transactions in which the income tax consequences may be uncertain. Our income tax returns are filed based on interpretation of tax laws and regulations. Such income tax returns are subject to examination by taxing authorities. For financial statement purposes, we only recognize tax positions that it believes are more likely than not of being sustained. There is considerable judgment involved in determining whether positions taken or expected to be taken on the tax return are more likely than not of being sustained. Changes in the liabilities for uncertain tax positions are recognized in the interim period in which the positions are effectively settled or there is a change in factual circumstances.
The following is the activity relating to our liability for uncertain tax positions:

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of year	$70,593	$25,296	$1,301
Increases (decreases) from prior period positions	(18,714)	871	(637)
Increases from current period positions	1,131	44,426	24,632
Balance at end of year	$53,010	$70,593	$25,296
Interest and penalties related to unrecognized tax benefits (“UTBs”) are included in our provision for income taxes. We recognized a net expense (benefit) for interest and penalties of $1,475, $9,683 and $6,159 during the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023 and 2022, accrued interest and penalties associated with UTBs were $18,264 and $16,789, respectively. The increase in interest and penalties for the year ended December 31, 2023 was primarily due to an interest accrual on our QETC reserve position (see discussion above). We are not expecting a material change in this reserve due to expiring statutes, audit activity, or tax payments in the next twelve months. If we were to prevail on all uncertain positions, the net effect would result in an income tax benefit of $40,961.
The most significant jurisdictions in which we are required to file income tax returns include the states of New York, New Jersey, Connecticut, and the City of New York. The State and City of New York are presently auditing income tax returns for tax years 2015 through 2019. The State of New Jersey is presently auditing income tax returns for tax years 2014 through 2017, and for tax years 2018 through 2020. Management does not believe that the resolution of these ongoing income tax examinations will have a material adverse impact on our financial position.
NOTE 15.    SHARE-BASED COMPENSATION
The following table presents share-based compensation expense (benefit) and unrecognized compensation cost:

	Share-Based Compensation			Unrecognized Compensation Cost as of December 31, 2023

	2023	2022	2021
Awards issued pursuant to LTIP:
Stock option awards (a)	$(3,850)	$86,307	$87,697	$6,659
Performance stock units (a)	(12,757)	10,220	8,675	6,443
Restricted share units	33,809	63,458	1,120	57,546
Other	30,724	—	804	46,937
	$47,926	$159,985	$98,296	$117,585

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

(a)The benefit for the year ended December 31, 2023 includes credits due to the modification of awards to certain former executive officers and other forfeitures.
Long Term Incentive Plan
Pursuant to the Altice USA 2017 Long Term Incentive Plan, as amended (the "2017 LTIP"), we may grant awards of options, restricted shares, restricted share units, stock appreciation rights, performance stock, performance stock units and other awards. The maximum aggregate number of shares that may be issued for all purposes under the Plan is 89,879,291. Awards may be granted to our officers, employees and consultants or any of our affiliates. The 2017 LTIP is administered by Altice USA's Board of Directors (the "Board"), subject to the provision of the stockholders' agreement. The Board has delegated its authority to our Compensation Committee. The Compensation Committee has the full power and authority to, among other things, select eligible participants, to grant awards in accordance with the 2017 LTIP, to determine the number of shares subject to each award or the cash amount payable in connection with an award and determine the terms and conditions of each award.
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
The following table summarizes activity related to stock options granted to our employees:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
	Time Vesting			Aggregate Intrinsic Value (a)
Balance at December 31, 2020	37,062,146	$25.52	8.69	$457,608
Granted	18,192,257	16.87
Exercised	(1,368,156)	17.47
Forfeited and Cancelled	(2,887,431)	28.02
Balance at December 31, 2021	50,998,816	22.51	8.29	6,801
Granted	7,888,472	9.30
Forfeited and Cancelled	(7,811,613)	23.84
Balance at December 31, 2022	51,075,675	$20.27	7.73	$184
Granted	640	4.69
Forfeited	(3,525,176)	21.94
Exchanged and Canceled (b)	(24,015,508)	20.72
Balance at December 31, 2023	23,535,631	$19.55	5.98	$—
Options exercisable at December 31, 2023	17,931,371	$22.76	5.17	$—

(a)The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of Altice USA's Class A common stock at the respective date.
(b)Options exchanged and canceled in connection with the Company's stock option exchange program discussed below.
As of December 31, 2023, the total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately 2.65 years.
We calculate the fair value of each option award on the date of grant using the Black-Scholes valuation model. Our computation of expected life was determined based on the simplified method (the average of the vesting period and option term) due to our lack of recent historical data for similar awards. The interest rate for periods within the contractual life of the stock option was based on interest yields for U.S. Treasury instruments in effect at the time of

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

grant. Our computation of expected volatility was based on historical volatility of the Altice USA common stock and the expected volatility of comparable publicly-traded companies who granted options that had similar expected lives.
The weighted-average fair values of stock option awards granted during the years ended December 31, 2023, 2022 and 2021 were $2.42, $3.76 and $6.42, respectively. The following weighted-average assumptions were used to calculate these fair values:

	Years Ended December 31,
	2023	2022	2021
Risk-free interest rate	3.53%	3.42%	1.36%
Expected life (in years)	5.71	6.24	6.02
Dividend yield	—%	—%	—%
Volatility	50.10%	41.79%	35.80%
In January 2023, the Company commenced a stock option exchange program (the "Exchange Offer") pursuant to which eligible employees were provided the opportunity to exchange eligible stock options for a number of restricted stock units (“RSU”) and deferred cash-denominated awards (“DCA”) at the exchange ratio of one RSU and $10 of DCAs for every seven eligible options tendered. In connection with the Exchange Offer, the Company canceled 24,015,508 options and granted 3,430,433 restricted stock units and $34,309 of DCAs awards. The exchange of these options was accounted for as a modification of share-based compensation awards. Accordingly, the Company will recognize the unamortized compensation cost related to the canceled options of approximately $33,475, as well as the incremental compensation cost associated with the replacement awards of $34,000 over their two year vesting term.
Performance Stock Units
Certain of our employees were granted performance stock units ("PSUs"). Each PSU gives the employee the right to receive one share of Altice USA class A common stock, upon achievement of a specified stock price hurdle. The PSUs will be forfeited if the applicable performance measure is not achieved prior to January 29, 2026 or if the employee does not continue to provide services to the Company through the achievement date of the applicable performance measure.
The following table summarizes activity related to PSUs granted to our employees:

Number of Units
Balance at December 31, 2020	7,315,360
Granted	160,647
Forfeited	(1,114,113)
Balance at December 31, 2021	6,361,894
Forfeited	(1,182,535)
Balance at December 31, 2022	5,179,359
Forfeited	(1,411,606)
Balance at December 31, 2023	3,767,753
The PSUs have a weighted average grant date fair value of $5.52 per unit. The total unrecognized compensation cost related to outstanding PSUs is expected to be recognized over a weighted-average period of approximately 2.1 years.
Restricted Share Units
We granted RSUs to certain employees pursuant to the 2017 LTIP. These awards vest either over over three years in 33-1/3% annual increments or 4 years, where 50% vest on the second anniversary, 25% on the third anniversary and 25% on the fourth anniversary of the date of grant.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes activity related to RSUs granted to Company employees:

Number of Units
Balance at December 31, 2020	—
Granted	6,621,639
Forfeited	(3,802)
Balance at December 31, 2021	6,617,837
Granted	3,597,775
Vested	(2,141,449)
Forfeited	(578,775)
Balance at December 31, 2022	7,495,388
Granted (including 3,430,433 in connection with Exchange Offer) (a)	19,975,943
Vested	(1,913,348)
Forfeited	(3,064,095)
Balance at December 31, 2023	22,493,888

(a)During 2023, the Company granted 16,545,510 RSUs to certain employees and directors pursuant to the 2017 LTIP with an aggregate fair value of $53,510 ($3.23 per share) which are being expensed over the vesting period. Most of these awards vest over three years in 33-1/3 annual increments.
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
As of December 31, 2023, 536,140 Class A-1 management incentive units and 273,538 Class A-2 management incentive units ("Award Units") granted to certain employees of Lightpath were outstanding. Vested units will be redeemed upon a partial exit, a change in control or the completion of an initial public offering, as defined in the Holdings LLC agreement. The grant date fair value of the Award Units outstanding aggregated $32,687 and will be expensed in the period in which a partial exit or a liquidity event is consummated.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes the revenue and expenses related to services provided to or received from affiliates and related parties:

	Years Ended December 31,
	2023	2022	2021
Revenue	$1,471	$2,368	$13,238
Operating expenses:
Programming and other direct costs	$(13,794)	$(14,321)	$(17,167)
Other operating expenses, net	(57,063)	(12,210)	(11,989)
Operating expenses, net	(70,857)	(26,531)	(29,156)
Other credits	—	48	—
Net charges	$(69,386)	$(24,115)	$(15,918)
Capital Expenditures	$122,384	$91,382	$54,163
Revenue
We recognize revenue primarily from the sale of advertising to a subsidiary of Altice Europe and in 2021 we also recognized revenue from a foundation controlled by Mr. Drahi.
Programming and other direct costs
Programming and other direct costs include costs incurred for advertising services provided by Teads S.A., a subsidiary of Altice Europe.
Other operating expenses, net
Other operating expenses primarily include charges for services provided by certain subsidiaries of Altice Europe and other related parties, including costs for customer care services in 2023.
Capital Expenditures
Capital expenditures primarily include costs for equipment purchased and software development services provided by subsidiaries of Altice Europe.
Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	December 31,
	2023	2022
Due from:
Altice Europe	$137	$529
Other affiliates and related parties	270	43
	$407	$572
Due to:
Altice Europe	$46,307	$19,211
Other affiliates and related parties	25,216	1,646
	$71,523	$20,857
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

	Years Ended December 31,
	2023	2022	2021
Cash distribution payments to Altice USA, net	$(1,793)	$(170)	$(763,435)
Non-cash equity contributions from (distributions to) Altice USA, net	8,183	7,015	(19,500)
NOTE 17.    COMMITMENTS AND CONTINGENCIES
Commitments
Future cash payments and commitments required under arrangements pursuant to contracts entered into by us in the normal course of business as of December 31, 2023, are as follows:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years
Off balance sheet arrangements:
Purchase obligations (a)	$5,809,702	$2,708,555	$2,805,204	$288,157	$7,786
Guarantees (b)	75,840	75,840	—	—	—
Letters of credit (c)	133,512	1,485	1,310	—	130,717
Total	$6,019,054	$2,785,880	$2,806,514	$288,157	$138,503

(a)Purchase obligations primarily include contractual commitments with various programming vendors to provide video services to customers and minimum purchase obligations to purchase goods or services, including contracts to acquire handsets and other equipment. Future fees payable under contracts with programming vendors are based on numerous factors, including the number of customers receiving the programming. Amounts reflected above related to programming agreements are based on the number of customers receiving the programming as of December 31, 2023, multiplied by the per customer rates or the stated annual fee, as applicable, contained in the executed agreements in effect as of December 31, 2023.
(b)Includes franchise and performance surety bonds primarily for our cable television systems.
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
Many of our franchise agreements and utility pole leases require us to remove its cable wires and other equipment upon termination of the respective agreements. We have concluded that the fair value of these asset retirement obligations cannot be reasonably estimated since the range of potential settlement dates is not determinable.
The table above does not include obligations for rent related to utility poles used in our operations. Our pole rental agreements are for varying terms, and management anticipates renewals as they expire. Rent expense incurred for pole rental attachments for the years ended December 31, 2023, 2022 and 2021 was $40,868, $40,277, and $37,545, respectively.
Legal Matters
On December 7, 2023, Warner Records Inc., Sony Music Publishing (US) LLC and a number of other purported copyright holders (collectively, the “Warner Plaintiffs”) filed a complaint in the U.S. District Court for the Eastern District of Texas (the “Warner Matter”), alleging that certain of our Internet subscribers directly infringed over 10,700 of the Warner Plaintiffs’ copyrighted works. The Warner Plaintiffs seek to hold us liable for claims of contributory infringement of copyright and vicarious copyright infringement. The Warner Plaintiffs also claim that our alleged secondary infringement was willful and seek substantial statutory damages.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

The Warner Matter follows a similar complaint filed in December 2022 by BMG Rights Management (US) LLC, UMG Recordings, Inc., Capitol Records, LLC, Concord Music Group, Inc., and Concord Bicycle Assets, LLC (collectively, the “BMG Plaintiffs”) in the U.S. District Court for the Eastern District of Texas (the “BMG Matter”) alleging that certain of our Internet subscribers directly infringed over 8,100 of the BMG Plaintiffs’ copyrighted works. The BMG Plaintiffs seek to hold us liable for claims of contributory infringement of copyright and vicarious copyright infringement. The BMG Plaintiffs claim that our alleged secondary infringement was willful and seek substantial statutory damages. Trial in this matter is scheduled for September 2024.
We intend to and are vigorously defending against the claims in the Warner Matter and the BMG Matter. In addition to contesting the claims of liability, we have an affirmative defense under the Digital Millennium Copyright Act that, if successful, would preclude or limit monetary damages against us in connection with some or all of the Warner Plaintiffs’ and BMG Plaintiffs’ asserted claims. There can be no assurance as to the outcome of these litigations. We may incur significant costs in defending these actions, and if we need to take measures to reduce our exposure to these risks or are required to pay damages in relation to such claims or choose to settle such claims, our business, reputation, financial condition and results of operations could be materially adversely affected.
We also receive notices from third parties, and in some cases we are named as a defendant in lawsuits, claiming infringement of various patents or copyrights relating to various aspects of our businesses. In certain of these cases other industry participants are also defendants, and in certain of these cases we expect that some or all potential liability would be the responsibility of our vendors pursuant to applicable contractual indemnification provisions. In the event that we are found to infringe on any patent or other intellectual property rights, we may be subject to substantial damages or an injunction that could require us or our vendors to modify certain products and services we offer to our subscribers, as well as enter into royalty or license agreements with respect to the patents at issue. We are also party to various other lawsuits, disputes and investigations arising in the ordinary course of our business, some of which may involve claims for substantial damages, fines or penalties.
Although the outcome of these matters cannot be predicted and the impact of the final resolution of these matters on our results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these matters, individually, will have a material adverse effect on our operations or financial position or our ability to meet our financial obligations as they become due, but they could be material to our consolidated results of operations or cash flows for any one period.
NOTE 18.    SUBSEQUENT EVENTS
In January 2024, CSC Holdings issued $2,050,000 in aggregate principal amount of senior guaranteed notes due 2029 ("CSC Holdings 2029 Guaranteed Notes"). These notes bear interest at a rate of 11.750% and will mature on January 31, 2029. The proceeds from the sale of these notes were used to repay certain indebtedness including (i) the outstanding principal balance of the Term Loan B, (ii) the outstanding principal balance of the Incremental Term Loan B-3, and (iii) pay the fees, costs and expenses associated with these transactions.
Also in January 2024, we notified the holders of our 5.250% Senior Notes due 2024 and 5.250% Series B Senior Notes due 2024 that we will be redeeming these notes in full (in accordance with the terms of the indenture). We expect to drawdown $750,000 under our Revolving Credit Facility to repay these notes on February 28, 2024. In connection with this refinancing, the carrying value of outstanding notes of $742,746 as of December 31, 2023 has been classified as long-term debt.