Form 10-Q
period 2024-03-31
Altice USA, Inc.
filed 2024-05-02
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	NYSE

Number of shares of common stock outstanding as of April 26, 2024	459,961,698

ALTICE USA, INC. AND SUBSIDIARIES
FORM 10-Q

Part I.        FINANCIAL INFORMATION
Item 1.     Financial Statements

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$284,450	$302,058
Restricted cash	284	280
Accounts receivable, trade (less allowance for doubtful accounts of $24,430 and $21,915, respectively)	314,691	357,597
Prepaid expenses and other current assets ($407 and $407 due from affiliates, respectively)	258,284	174,859
Derivative contracts	51,212	—
Total current assets	908,921	834,794
Property, plant and equipment, net of accumulated depreciation of $8,343,299 and $8,162,442, respectively	8,197,655	8,117,757
Right-of-use operating lease assets	244,712	255,545
Other assets	159,094	195,114
Amortizable intangibles, net of accumulated amortization of $5,958,636 and $5,874,612, respectively	1,175,517	1,259,335
Indefinite-lived cable television franchises	13,216,355	13,216,355
Goodwill	8,044,716	8,044,716
Total assets	$31,946,970	$31,923,616
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$963,226	$936,950
Interest payable	304,389	274,507
Accrued employee related costs	135,478	182,146
Deferred revenue	87,295	85,018
Debt	344,117	359,407
Other current liabilities ($87,129 and $71,523 due to affiliates, respectively)	408,871	470,096
Total current liabilities	2,243,376	2,308,124
Other liabilities	229,796	221,249
Deferred tax liability	4,936,625	4,848,460
Right-of-use operating lease liability	254,576	264,647
Long-term debt, net of current maturities	24,717,702	24,715,554
Total liabilities	32,382,075	32,358,034
Commitments and contingencies (Note 15)
Stockholders' Deficiency:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 276,705,185 shares issued and 275,737,556 outstanding as of March 31, 2024 and 271,772,978 shares issued and outstanding as of December 31, 2023	2,767	2,718
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 184,224,142 shares outstanding as of March 31, 2024 and 184,224,428 shares outstanding as of December 31, 2023	1,842	1,842
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	195,713	187,186
Accumulated deficit	(622,268)	(601,075)
	(421,946)	(409,329)
Treasury stock, at cost (967,629 Class A common shares at March 31, 2024)	(10)	—
Accumulated other comprehensive loss	(9,208)	(12,851)
Total Altice USA stockholders' deficiency	(431,164)	(422,180)
Noncontrolling interests	(3,941)	(12,238)
Total stockholders' deficiency	(435,105)	(434,418)
Total liabilities and stockholders' deficiency	$31,946,970	$31,923,616
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue (including revenue from affiliates of $210 and $78, respectively) (See Note 14)	$2,250,935	$2,293,978
Operating expenses:
Programming and other direct costs (including charges from affiliates of $3,355 and $2,642, respectively) (See Note 14)	743,887	771,719
Other operating expenses (including charges from affiliates of $12,289 and $4,676, respectively) (See Note 14)	674,250	651,245
Restructuring, impairments and other operating items (See Note 7)	51,253	29,672
Depreciation and amortization (including impairments)	388,391	416,212
	1,857,781	1,868,848
Operating income	393,154	425,130
Other income (expense):
Interest expense, net	(437,141)	(389,278)
Gain on investments and sale of affiliate interests, net	292	192,010
Loss on derivative contracts, net	—	(166,489)
Gain (loss) on interest rate swap contracts, net	42,303	(14,429)
Gain (loss) on extinguishment of debt and write-off of deferred financing costs	(7,035)	4,393
Other income (loss), net	(1,545)	10,205
	(403,126)	(363,588)
Income (loss) before income taxes	(9,972)	61,542
Income tax expense	(2,924)	(30,372)
Net income (loss)	(12,896)	31,170
Net income attributable to noncontrolling interests	(8,297)	(5,305)
Net income (loss) attributable to Altice USA, Inc. stockholders	$(21,193)	$25,865
Income (loss) per share:
Basic income (loss) per share	$(0.05)	$0.06
Basic weighted average common shares (in thousands)	457,369	454,686
Diluted income (loss) per share	$(0.05)	$0.06
Diluted weighted average common shares (in thousands)	457,369	455,594
Cash dividends declared per common share	$—	$—

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(12,896)	$31,170
Other comprehensive income (loss):
Defined benefit pension plans	5,825	1,454
Applicable income taxes	(1,570)	(393)
Defined benefit pension plans, net of income taxes	4,255	1,061
Foreign currency translation adjustment	(612)	(190)
Other comprehensive income	3,643	871
Comprehensive income (loss)	(9,253)	32,041
Comprehensive income attributable to noncontrolling interests	(8,297)	(5,305)
Comprehensive income (loss) attributable to Altice USA, Inc. stockholders	$(17,550)	$26,736

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Altice USA Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2024	$2,718	$1,842	$187,186	$(601,075)	$—	$(12,851)	$(422,180)	$(12,238)	$(434,418)
Net loss attributable to Altice USA stockholders	—	—	—	(21,193)	—	—	(21,193)	—	(21,193)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	8,297	8,297
Pension liability adjustments, net of income taxes	—	—	—	—	—	4,255	4,255	—	4,255
Foreign currency translation adjustment	—	—	—	—	—	(612)	(612)	—	(612)
Share-based compensation expense (equity classified)	—	—	6,484	—	—	—	6,484	—	6,484
Other, net	49	—	2,043	—	(10)	—	2,082	—	2,082
Balance at March 31, 2024	2,767	1,842	195,713	(622,268)	(10)	(9,208)	(431,164)	(3,941)	(435,105)

Balance at January 1, 2023	$2,719	$1,843	$182,701	$(654,273)	$—	$(8,201)	$(475,211)	$(28,701)	$(503,912)
Net income attributable to Altice USA to stockholders	—	—	—	25,865	—	—	25,865	—	25,865
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	5,305	5,305
Pension liability adjustments, net of income taxes	—	—	—	—	—	1,061	1,061	—	1,061
Foreign currency translation adjustment	—	—	—	—	—	(188)	(188)	(2)	(190)
Share-based compensation benefit (equity classified)	—	—	(8,718)	—	—	—	(8,718)	—	(8,718)
Change in noncontrolling interest	—	—	(14,166)	—	—	—	(14,166)	(8,027)	(22,193)
Other, net	(15)	—	(67)	—	—	—	(82)	—	(82)
Balance at March 31, 2023	2,704	1,843	159,750	(628,408)	—	(7,328)	(471,439)	(31,425)	(502,864)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(12,896)	$31,170
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including impairments)	388,391	416,212
Loss (gain) on investments and sale of affiliate interests, net	(292)	(192,010)
Loss on derivative contracts, net	—	166,489
Loss (gain) on extinguishment of debt and write-off of deferred financing costs	7,035	(4,393)
Amortization of deferred financing costs and discounts (premiums) on indebtedness	6,893	10,719
Share-based compensation	13,757	(2,623)
Deferred income taxes	86,595	(57,248)
Decrease in right-of-use assets	11,488	11,324
Provision for doubtful accounts	21,998	20,259
Other	1,510	316
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	20,908	26,364
Prepaid expenses and other assets	(85,655)	(45,931)
Amounts due from and due to affiliates	15,606	10,084
Accounts payable and accrued liabilities	(64,859)	(20,577)
Deferred revenue	3,056	13,833
Interest rate swap contracts	(13,874)	32,858
Net cash provided by operating activities	399,661	416,846
Cash flows from investing activities:
Capital expenditures	(336,095)	(582,897)
Other, net	318	(198)
Net cash used in investing activities	(335,777)	(583,095)
Cash flows from financing activities:
Proceeds from long-term debt	2,950,000	350,000
Repayment of debt	(2,967,306)	(268,936)
Proceeds from derivative contracts in connection with the settlement of collateralized debt	—	38,902
Principal payments on finance lease obligations	(35,396)	(37,861)
Payment related to acquisition of a noncontrolling interest	(7,261)	—
Additions to deferred financing costs	(17,138)	—
Other, net	(3,775)	(700)
Net cash provided by (used in) financing activities	(80,876)	81,405
Net decrease in cash and cash equivalents	(16,992)	(84,844)
Effect of exchange rate changes on cash and cash equivalents	(612)	(190)
Net decrease in cash and cash equivalents	(17,604)	(85,034)
Cash, cash equivalents and restricted cash at beginning of year	302,338	305,751
Cash, cash equivalents and restricted cash at end of period	$284,734	$220,717
See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$284,444	$302,051
Restricted cash	284	280
Accounts receivable, trade (less allowance for doubtful accounts of $24,430 and $21,915, respectively)	314,691	357,597
Prepaid expenses and other current assets ($407 and $407 due from affiliates, respectively)	258,284	174,859
Derivative contracts	51,212	—
Total current assets	908,915	834,787
Property, plant and equipment, net of accumulated depreciation of $8,343,299 and $8,162,442, respectively	8,197,655	8,117,757
Right-of-use operating lease assets	244,712	255,545
Other assets	159,094	195,114
Amortizable intangibles, net of accumulated amortization of $5,958,636 and $5,874,612, respectively	1,175,517	1,259,335
Indefinite-lived cable television franchises	13,216,355	13,216,355
Goodwill	8,044,716	8,044,716
Total assets	$31,946,964	$31,923,609

LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$963,226	$936,950
Interest payable	304,389	274,507
Accrued employee related costs	135,478	182,146
Deferred revenue	87,295	85,018
Debt	344,117	359,407
Other current liabilities ($87,129 and $71,523 due to affiliates, respectively)	408,871	470,097
Total current liabilities	2,243,376	2,308,125
Other liabilities	229,796	221,249
Deferred tax liability	4,940,125	4,851,959
Right-of-use operating lease liability	254,576	264,647
Long-term debt, net of current maturities	24,717,702	24,715,554
Total liabilities	32,385,575	32,361,534
Commitments and contingencies (Note 15)
Member's deficiency (100 membership units issued and outstanding)	(425,462)	(412,836)
Accumulated other comprehensive loss	(9,208)	(12,851)
Total member's deficiency	(434,670)	(425,687)
Noncontrolling interests	(3,941)	(12,238)
Total deficiency	(438,611)	(437,925)
Total liabilities and member's deficiency	$31,946,964	$31,923,609

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue (including revenue from affiliates of $210 and $78, respectively) (See Note 14)	$2,250,935	$2,293,978
Operating expenses:
Programming and other direct costs (including charges from affiliates of $3,355 and $2,642, respectively) (See Note 14)	743,887	771,719
Other operating expenses (including charges from affiliates of $12,289 and $4,676, respectively) (See Note 14)	674,250	651,245
Restructuring, impairments and other operating items (See Note 7)	51,253	29,672
Depreciation and amortization (including impairments)	388,391	416,212
	1,857,781	1,868,848
Operating income	393,154	425,130
Other income (expense):
Interest expense, net	(437,141)	(389,278)
Gain on investments and sale of affiliate interests, net	292	192,010
Loss on derivative contracts, net	—	(166,489)
Gain (loss) on interest rate swap contracts, net	42,303	(14,429)
Gain (loss) on extinguishment of debt and write-off of deferred financing costs	(7,035)	4,393
Other income (loss), net	(1,545)	10,205
	(403,126)	(363,588)
Income (loss) before income taxes	(9,972)	61,542
Income tax expense	(2,924)	(30,372)
Net income (loss)	(12,896)	31,170
Net income attributable to noncontrolling interests	(8,297)	(5,305)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(21,193)	$25,865

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(12,896)	$31,170
Other comprehensive income (loss):
Defined benefit pension plans	5,825	1,454
Applicable income taxes	(1,570)	(393)
Defined benefit pension plans, net of income taxes	4,255	1,061
Foreign currency translation adjustment	(612)	(190)
Other comprehensive income	3,643	871
Comprehensive income (loss)	(9,253)	32,041
Comprehensive income attributable to noncontrolling interests	(8,297)	(5,305)
Comprehensive income (loss) attributable to CSC Holdings, LLC's sole member	$(17,550)	$26,736

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER'S DEFICIENCY
(In thousands)
(Unaudited)

	Member's Deficiency	Accumulated Other Comprehensive Income (Loss)	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2024	$(412,836)	$(12,851)	$(425,687)	$(12,238)	$(437,925)
Net loss attributable to CSC Holdings' sole member	(21,193)	—	(21,193)	—	(21,193)
Net income attributable to noncontrolling interests	—	—	—	8,297	8,297
Pension liability adjustments, net of income taxes	—	4,255	4,255	—	4,255
Foreign currency translation adjustment	—	(612)	(612)	—	(612)
Share-based compensation expense (equity classified)	6,484	—	6,484	—	6,484
Cash distributions to parent	(3,775)	—	(3,775)	—	(3,775)
Non-cash contributions from parent	5,858	—	5,858	—	5,858
Balance at March 31, 2024	(425,462)	(9,208)	(434,670)	(3,941)	(438,611)

Balance at January 1, 2023	$(475,650)	$(8,201)	$(483,851)	$(28,701)	$(512,552)
Net income attributable to CSC Holdings' sole member	25,865	—	25,865	—	25,865
Net income attributable to noncontrolling interests	—	—	—	5,305	5,305
Pension liability adjustments, net of income taxes	—	1,061	1,061	—	1,061
Foreign currency translation adjustment, net of income taxes	—	(188)	(188)	(2)	(190)
Share-based compensation benefit (equity classified)	(8,718)	—	(8,718)	—	(8,718)
Change in noncontrolling interest	(14,166)	—	(14,166)	(8,027)	(22,193)
Other, net	(82)	—	(82)	—	(82)
Balance at March 31, 2023	(472,751)	(7,328)	(480,079)	(31,425)	(511,504)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(12,896)	$31,170
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including impairments)	388,391	416,212
Loss (gain) on investments and sale of affiliate interests, net	(292)	(192,010)
Loss on derivative contracts, net	—	166,489
Loss (gain) on extinguishment of debt and write-off of deferred financing costs	7,035	(4,393)
Amortization of deferred financing costs and discounts (premiums) on indebtedness	6,893	10,719
Share-based compensation	13,757	(2,623)
Deferred income taxes	86,595	(57,248)
Decrease in right-of-use assets	11,488	11,324
Provision for doubtful accounts	21,998	20,259
Other	1,510	316
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	20,908	26,364
Prepaid expenses and other assets	(85,655)	(45,931)
Amounts due from and due to affiliates	15,606	10,084
Accounts payable and accrued liabilities	(64,858)	(20,577)
Deferred revenue	3,056	13,833
Interest rate swap contracts	(13,874)	32,858
Net cash provided by operating activities	399,662	416,846
Cash flows from investing activities:
Capital expenditures	(336,095)	(582,897)
Other, net	318	(198)
Net cash used in investing activities	(335,777)	(583,095)
Cash flows from financing activities:
Proceeds from long-term debt	2,950,000	350,000
Repayment of debt	(2,967,306)	(268,936)
Proceeds from derivative contracts in connection with the settlement of collateralized debt	—	38,902
Principal payments on finance lease obligations	(35,396)	(37,861)
Payment to acquire noncontrolling interest	(7,261)	—
Additions to deferred financing costs	(17,138)	—
Other, net	(3,775)	(700)
Net cash provided by (used in) financing activities	(80,876)	81,405
Net decrease in cash and cash equivalents	(16,991)	(84,844)
Effect of exchange rate changes on cash and cash equivalents	(612)	(190)
Net decrease in cash and cash equivalents	(17,603)	(85,034)
Cash, cash equivalents and restricted cash at beginning of year	302,331	305,744
Cash, cash equivalents and restricted cash at end of period	$284,728	$220,710
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

NOTE 1.    DESCRIPTION OF BUSINESS AND RELATED MATTERS
The Company and Related Matters
Altice USA, Inc. ("Altice USA") was incorporated in Delaware on September 14, 2015. Altice USA is majority-owned by Patrick Drahi through Next Alt S.à r.l. ("Next Alt"). Patrick Drahi also controls Altice Group Lux S.à r.l, ("Altice Europe") and its subsidiaries and other entities.
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
The accompanying consolidated financial statements ("consolidated financial statements") of Altice USA include the accounts of Altice USA and its majority-owned subsidiaries and the accompanying consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. The consolidated balance sheets and statements of operations of Altice USA are essentially identical to the consolidated balance sheets and statements of operations of CSC Holdings, with the following exceptions: Altice USA has additional cash and CSC Holdings has a higher deferred tax liability on their respective consolidated balance sheets. Additionally, CSC Holdings and its subsidiaries have certain intercompany receivables from and payables to Altice USA.
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
The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
The financial statements presented in this report are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.
The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2024.
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
Reclassifications
Certain reclassifications have been made to the 2023 amounts to conform to the 2024 presentation.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
NOTE 3.    ACCOUNTING STANDARDS
Recently Issued But Not Yet Adopted Accounting Pronouncements
ASU No. 2023-07 Segment Reporting—Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities. ASU No. 2023-07 is meant to enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 (year ending December 31, 2024 for the Company). Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2023-07.
ASU No. 2023-09 Income Taxes—Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes—Improvements to Income Tax Disclosures, which require greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 (year ending December 31, 2025 for the Company). Early adoption is permitted. We are currently evaluating the impact of adopting ASU No. 2023-09.
NOTE 4.    REVENUE
The following table presents the composition of revenue:

	Three Months Ended March 31,
	2024	2023
Residential:
Broadband	$916,994	$957,045
Video	755,594	770,601
Telephony	70,965	77,681
Mobile (a)	24,893	15,526
Residential revenue (a)	1,768,446	1,820,853
Business services and wholesale (a)	364,861	363,641
News and advertising	105,725	98,737
Other (a)	11,903	10,747
Total revenue	$2,250,935	$2,293,978

(a)Beginning in the second quarter of 2023, mobile service revenue previously included in mobile revenue is now separately reported in residential revenue and business services revenue. In addition, mobile equipment revenue previously included in mobile revenue is now included in other revenue. Prior period amounts have been revised to conform with this presentation.
We are assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collect such taxes from our customers. In instances where the tax is being assessed directly on us, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three months ended March 31, 2024 and 2023, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $54,694 and $56,455, respectively.
Customer Contract Costs
Deferred enterprise sales commission costs are included in other current and noncurrent assets in the consolidated balance sheets and totaled $18,283 and $18,109 as of March 31, 2024 and December 31, 2023, respectively.
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
Concentration of Credit Risk
We did not have a single customer that represented 10% or more of our consolidated revenues for the three months ended March 31, 2024 and 2023 or 10% or more of our consolidated net trade receivables at March 31, 2024 and December 31, 2023, respectively.
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
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income per share attributable to Altice USA stockholders:

Three Months Ended March 31, 2023

(in thousands)
Basic weighted average shares outstanding	454,686
Effect of dilution:
Restricted stock	245
Deferred cash-denominated awards (Note 13)	663
Diluted weighted average shares outstanding	455,594

Weighted average shares excluded from diluted weighted average shares outstanding:
Anti-dilutive shares	50,539
Share-based compensation awards whose performance metrics have not been achieved	6,921
Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Altice USA.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
Our non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2024	2023
Non-Cash Investing and Financing Activities:
Altice USA and CSC Holdings:
Property and equipment accrued but unpaid	$320,389	$407,013
Notes payable for the purchase of equipment and other assets	36,278	70,440
Right-of-use assets acquired in exchange for finance lease obligations	8,290	35,175
Other	1,798	—
Supplemental Data:
Altice USA and CSC Holdings:
Cash interest paid, net of capitalized interest	401,987	389,162
Income taxes paid, net	11,151	12,661
NOTE 7.    RESTRUCTURING, IMPAIRMENTS AND OTHER OPERATING ITEMS
Our restructuring, impairments and other operating items are comprised of the following:

	Three Months Ended March 31,
	2024	2023
Contract termination costs (a)	$37,136	$—
Contractual payments for terminated employees	5,993	28,019
Facility realignment costs	5,304	382
Impairment of right-of-use operating lease assets	1,027	5
Other	1,793	1,266
	$51,253	$29,672

(a)    Represents the cost to early terminate a contract with a vendor.
NOTE 8.    GOODWILL AND INTANGIBLE ASSETS
Our amortizable intangible assets primarily consist of customer relationships acquired pursuant to business combinations and represent the value of the business relationship with those customers.
The following table summarizes information relating to our acquired amortizable intangible assets:

	As of March 31, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,073,152	$(4,907,471)	$1,165,681	$6,073,152	$(4,824,140)	$1,249,012	3 to 18 years
Trade names	1,010,300	(1,010,300)	—	1,010,300	(1,010,300)	—	4 to 7 years
Other amortizable intangibles	50,701	(40,865)	9,836	50,495	(40,172)	10,323	1 to 15 years
	$7,134,153	$(5,958,636)	$1,175,517	$7,133,947	$(5,874,612)	$1,259,335
Amortization expense for the three months ended March 31, 2024 and 2023 aggregated $84,024 and $105,695, respectively.
Goodwill and the value of indefinite-lived cable franchises acquired in business combinations are not amortized. Rather, such assets are tested for impairment annually, as of October 1, or whenever events or changes in circumstances indicate that it is more likely than not that the assets may be impaired. The carrying amount of

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
indefinite-lived cable franchise rights was $13,216,355 and goodwill was $8,044,716 as of March 31, 2024 and December 31, 2023.
NOTE 9.    DEBT
The following table provides details of our outstanding debt:

		Interest Rate at March 31, 2024	March 31, 2024		December 31, 2023
Date Issued	Maturity Date		Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
May 23, 2014 (g)			$—	$—	$750,000	$742,746
October 18, 2018	April 1, 2028	7.500%	4,118	4,115	4,118	4,114
November 27, 2018	April 1, 2028	7.500%	1,045,882	1,044,982	1,045,882	1,044,933
July 10 and October 7, 2019	January 15, 2030	5.750%	2,250,000	2,274,997	2,250,000	2,275,915
June 16 and August 17, 2020	December 1, 2030	4.625%	2,325,000	2,358,046	2,325,000	2,359,078
May 13, 2021	November 15, 2031	5.000%	500,000	498,563	500,000	498,525
			6,125,000	6,180,703	6,875,000	6,925,311
CSC Holdings Senior Guaranteed Notes:
September 23, 2016	April 15, 2027	5.500%	1,310,000	1,307,868	1,310,000	1,307,709
January 29, 2018	February 1, 2028	5.375%	1,000,000	996,162	1,000,000	995,940
January 24, 2019	February 1, 2029	6.500%	1,750,000	1,748,177	1,750,000	1,748,098
June 16, 2020	December 1, 2030	4.125%	1,100,000	1,096,607	1,100,000	1,096,499
August 17, 2020	February 15, 2031	3.375%	1,000,000	997,631	1,000,000	997,556
May 13, 2021	November 15, 2031	4.500%	1,500,000	1,495,715	1,500,000	1,495,598
April 25, 2023	May 15, 2028	11.250%	1,000,000	994,334	1,000,000	994,072
January 25, 2024	January 31, 2029	11.750%	2,050,000	2,031,568	—	—
			10,710,000	10,668,062	8,660,000	8,635,472
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility (b)	July 13, 2027	7.678%	1,600,000	1,596,861	825,000	821,632
Term Loan B (f)			—	—	1,520,483	1,518,530
Incremental Term Loan B-3 (f)			—	—	521,744	520,988
Incremental Term Loan B-5 (c)	April 15, 2027	7.940%	2,880,000	2,869,447	2,887,500	2,876,131
Incremental Term Loan B-6 (d)	January 15, 2028	9.825%	1,981,923	1,945,521	1,986,928	1,948,503
			6,461,923	6,411,829	7,741,655	7,685,784
Lightpath Senior Notes:
September 29, 2020	September 15, 2028	5.625%	415,000	409,407	415,000	409,136
Lightpath Senior Secured Notes:
September 29, 2020	September 15, 2027	3.875%	450,000	444,759	450,000	444,410
Lightpath Term Loan (e)	November 30, 2027	8.690%	580,500	571,011	582,000	571,898
Lightpath Revolving Credit Facility			—	—	—	—
			1,445,500	1,425,177	1,447,000	1,425,444
Finance lease obligations			201,250	201,250	228,356	228,356
Notes payable and supply chain financing			174,798	174,798	174,594	174,594
			25,118,471	25,061,819	25,126,605	25,074,961
Less: current portion of credit facility debt			(56,019)	(56,019)	(61,177)	(61,177)
Less: current portion of finance lease obligations			(113,300)	(113,300)	(123,636)	(123,636)
Less: current portion of notes payable and supply chain financing			(174,798)	(174,798)	(174,594)	(174,594)
			(344,117)	(344,117)	(359,407)	(359,407)
Long-term debt			$24,774,354	$24,717,702	$24,767,198	$24,715,554

(a)The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
(b)At March 31, 2024, $137,512 of the revolving credit facility was restricted for certain letters of credit issued on our behalf and $737,488 of the $2,475,000 facility was undrawn and available, subject to covenant limitations. The revolving credit facility bears interest at a rate of Secured Overnight Financing Rate ("SOFR") (plus a Term SOFR credit adjustment spread of 0.10%) plus 2.25% per annum.
(c)Incremental Term Loan B-5 requires quarterly installments of $7,500 and bears interest at a rate equal to Synthetic USD London Interbank Offered Rate ("LIBOR") plus 2.50% per annum.
(d)Incremental Term Loan B-6 requires quarterly installments of $5,005 and bears interest at a rate equal to SOFR plus 4.50% per annum.
(e)Pursuant to the loan agreement, interest will be calculated for any (i) SOFR loan, at a rate per annum equal to the Term SOFR (plus spread adjustments of 0.11448%, 0.26161% and 0.42826% for interest periods of one, three and six months, respectively) or (ii) the alternate base rate loan, at the alternative base rate as applicable, plus the applicable margin in each case, where the applicable margin is 2.25% per annum with respect to any alternate base rate loan and 3.25% per annum with respect to any SOFR loan.
(f)The Term Loan B and Incremental Term Loan B-3 were repaid with proceeds from the issuance of senior guaranteed notes in January 2024. See discussion below.
(g)The 5.250% senior notes were redeemed in February 2024 with proceeds from drawings under the CSC Holdings Revolving Credit Facility. See discussion below.
For financing purposes, we have two debt silos: CSC Holdings and Lightpath. The CSC Holdings silo is structured as a restricted group (the "CSC Holdings Restricted Group") and an unrestricted group, which includes certain designated subsidiaries and investments. The CSC Holdings Restricted Group is comprised of CSC Holdings and substantially all of its wholly-owned operating subsidiaries excluding Cablevision Lightpath which became an unrestricted subsidiary in September 2020. These CSC Holdings Restricted Group subsidiaries are subject to the covenants and restrictions of the credit facility and indentures governing the notes issued by CSC Holdings. The Lightpath silo includes all of its operating subsidiaries which are subject to the covenants and restrictions of the credit facility and indentures governing the notes issued by Lightpath.
CSC Holdings Revolving Credit Facility
During the three months ended March 31, 2024, CSC Holdings borrowed $900,000 under its revolving credit facility and repaid $125,000 of amounts outstanding under the revolving credit facility.
CSC Holdings Senior Guaranteed Notes and Senior Notes
In January 2024, CSC Holdings issued $2,050,000 in aggregate principal amount of senior guaranteed notes due 2029. These notes bear interest at a rate of 11.750% and will mature on January 31, 2029. The proceeds from the sale of these notes were used to (i) repay the outstanding principal balance of the Term Loan B, (ii) repay the outstanding principal balance of the Incremental Term Loan B-3, and (iii) pay the fees, costs and expenses associated with these transactions. In connection with these transactions, we recorded a write-off of the outstanding deferred financing costs on these loans of $2,598.
In February 2024, we redeemed the CSC Holdings 5.250% Senior Notes and 5.250% Series B Senior Notes due June 2024 with proceeds under the CSC Revolving Credit Facility. In connection with these transactions, we recorded a write-off of the outstanding deferred financing costs on these notes of $4,437.
Lightpath Credit Facility
In February 2024, Lightpath entered into an extension amendment (the "Extension Amendment") to its amended credit agreement (the "Amended Credit Agreement") that provides for, among other things, (a) an extension of the scheduled maturity date with respect to the 2027 Revolving Credit Commitments (as defined in the Extension Amendment) under the credit agreement to the date (the "New Maturity Date") that is the later of (x) November 30, 2025 and (y) the earlier of (i) June 15, 2027 and (ii) the date that is five business days after any Extension Breach Date (as defined in the Amended Credit Agreement) and (b) incremental revolving credit commitments in an aggregate principal amount of $15,000 which shall be of the same class and type as the 2027 Revolving Credit Commitments and will, for the avoidance of doubt, mature on the New Maturity Date. After giving effect to the Extension Amendment, the aggregate principal amount of revolving loan commitments available under the Amended Credit Agreement equaled $115,000.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Under the Extension Amendment, the aggregate principal amount of 2027 Revolving Credit Commitments equaled $95,000 and the aggregate principal amount of 2025 Revolving Credit Commitments (as defined in the Extension Amendment) equaled $20,000. Interest will be calculated at a rate per annum equal to the adjusted Term SOFR rate or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 2.25% per annum and (ii) with respect to any Term SOFR loan, 3.25% per annum.
Debt Compliance
As of March 31, 2024, CSC Holdings and Lightpath were in compliance with applicable financial covenants under their respective credit facilities and with applicable financial covenants under each respective indenture by which the senior guaranteed notes, senior secured notes and senior notes were issued.
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
The following is a rollforward of the outstanding balances relating to our supply chain financing arrangement:

Balance as of December 31, 2023	$174,454
Purchases financed	36,278
Repayments	(35,934)
Balance as of March 31, 2024	$174,798
Summary of Debt Maturities
The future principal payments under our various debt obligations outstanding as of March 31, 2024, including notes payable and supply chain financing, but excluding finance lease obligations, are as follows:

2024	$180,535
2025	92,297
2026	56,019
2027	6,741,520
2028 (a)	5,371,850
Thereafter	12,475,000

(a)Includes $1,906,850 principal amount related to the CSC Holdings' Incremental Term Loan B-6 that is due on the earlier of (i) January 15, 2028 and (ii) April 15, 2027 if, as of such date, any Incremental Term Loan B-5 borrowings are still outstanding, unless the Incremental Term Loan B-5 maturity date has been extended to a date falling after January 15, 2028.
NOTE 10.    DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS
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
As of March 31, 2024, we did not hold and have not issued equity derivative instruments for trading or speculative purposes.

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
The following represents the location of the assets associated with our derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at
		March 31, 2024	December 31, 2023
Asset Derivatives:
Interest rate swap contracts	Derivative contracts	$51,212	$—
Interest rate swap contracts	Other assets, long-term	75,576	112,914
		$126,788	$112,914
The following table presents certain consolidated statement of operations data related to our derivative contracts and the underlying Comcast common stock:

	Three Months Ended March 31,
	2024	2023
Loss on derivative contracts related to change in the value of equity derivative contracts related to Comcast common stock	$—	$(166,489)
Change in the fair value of Comcast common stock included in gain (loss) on investments	—	192,010
Gain (loss) on interest rate swap contracts, net	42,303	(14,429)
Interest Rate Swap Contract
The following is a summary of the terms of our interest rate swap contracts:

Maturity Date	Notional Amount	Company Pays	Company Receives

CSC Holdings:
January 2025	$500,000	Fixed rate of 1.3281%	One-month SOFR
January 2025	500,000	Fixed rate of 1.4223%	One-month SOFR
January 2025	500,000	Fixed rate of 1.2567%	One-month SOFR
December 2026	750,000	Fixed rate of 2.7129%	One-month SOFR
December 2026	750,000	Fixed rate of 2.6999%	One-month SOFR
Lightpath:
December 2026	300,000	Fixed rate of 2.11%	One-month SOFR
December 2026	180,000	Fixed rate of 3.523%	One-month SOFR

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
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis and their classification under the fair value hierarchy:

	Fair Value Hierarchy	March 31, 2024	December 31, 2023
Assets:
Money market funds	Level I	$39,906	$49,541
Interest rate swap contracts	Level II	126,788	112,914
Liabilities:
Contingent consideration related to acquisition	Level III	2,303	2,037
Our money market funds which are classified as cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
The interest rate swap contracts on our consolidated balance sheets are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility. When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit risk considerations. Such adjustments are generally based on available market evidence. Since model inputs can generally be verified and do not involve significant management judgment, we have concluded that these instruments should be classified within Level II of the fair value hierarchy.
The fair values of the contingent consideration as of March 31, 2024 and December 31, 2023 related to an acquisition in the third quarter of 2022 and were determined using a probability assessment of the contingent payment for the respective periods.
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate:
Credit Facility Debt, Senior Notes, Senior Guaranteed Notes, Senior Secured Notes, Notes Payable, and Supply Chain Financing
The fair values of each of our debt instruments are based on quoted market prices for the same or similar issues or on the current rates offered to us for instruments of the same remaining maturities. The fair value of notes payable is based primarily on the present value of the remaining payments discounted at the borrowing cost. The carrying value of outstanding amounts related to supply chain financing agreements approximates the fair value due to their short-term maturity (less than one year).
The carrying values, estimated fair values, and classification under the fair value hierarchy of our financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized below:

		March 31, 2024		December 31, 2023
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

Credit facility debt	Level II	$6,982,840	$7,042,423	$8,257,682	$8,323,654
Senior guaranteed notes and senior secured notes	Level II	11,112,821	9,428,313	9,079,882	7,784,288
Senior notes	Level II	6,590,110	3,653,838	7,334,447	4,932,931
Notes payable and supply chain financing	Level II	174,798	174,798	174,594	174,594
		$24,860,569	$20,299,372	$24,846,605	$21,215,467

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
NOTE 12.    INCOME TAXES
We use an estimated annual effective tax rate ("AETR") to measure the income tax expense or benefit recognized on a year-to-date basis in an interim period. In addition, certain items included in income tax expense as well as the tax impact of certain items included in pretax income must be treated as discrete items. The income tax expense or benefit associated with these discrete items is fully recognized in the interim period in which the items occur.
For the three months ended March 31, 2024, we recorded tax expense of $2,924 on a pre-tax loss of $9,972, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to the impact of state tax expense, certain non-deductible expenses, and tax deficiencies on share-based compensation.
For the three months ended March 31, 2023, we recorded a tax expense of $30,372 on pre-tax income of $61,542, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses, state tax expense, and tax deficiencies on share-based compensation.
NOTE 13.    SHARE-BASED COMPENSATION
The following table presents share-based compensation expense (benefit) and unrecognized compensation cost:

	Share-Based Compensation		Unrecognized Compensation Cost as of March 31, 2024
	Three Months Ended March 31,
	2024	2023
Awards issued pursuant to LTIP:
Stock option awards (a)	$(1,688)	$(5,585)	$5,278
Performance stock units (a)	(1,730)	(7,198)	5,392
Restricted share units	9,752	3,396	80,984
Cash denominated performance awards	5,292	326	35,932
Other	2,131	6,438	4,251
	$13,757	$(2,623)	$131,837

(a)The benefit for 2023 includes credits due to the modification of awards to certain former executive officers and other forfeitures.
Restricted Share Units
The following table summarizes activity related to restricted share units granted to our employees:

Number of Units
Balance at December 31, 2023	22,493,888
Granted	16,268,960
Vested	(3,266,648)
Forfeited	(1,504,386)
Balance at March 31, 2024	33,991,814

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Cash Denominated Performance Awards
The following table summarizes activity related to cash denominated performance award granted to our employees:

Number of Units
Balance at December 31, 2023	48,492,500
Forfeited	(2,740,000)
Balance at March 31, 2024	45,752,500
The deferred cash denominated performance awards cliff vest in three years. The payout of these awards can range from 0% to 200% of the target value based on the Company’s achievement of certain revenue and Adjusted EBITDA targets during a three year performance period. These awards will be settled in shares of the Company's Class A common stock, or cash, at the Company's option.
Lightpath Plan Awards
As of March 31, 2024, 494,286 Class A-1 management incentive units and 250,829 Class A-2 management incentive units ("Award Units") granted to certain employees of Lightpath were outstanding. Vested units will be redeemed upon a partial exit, a change in control or the completion of an initial public offering, as defined in the Holdings LLC agreement. The grant date fair value of the Award Units outstanding aggregated $29,438 and will be expensed in the period in which a partial exit or a liquidity event is consummated.
NOTE 14.    AFFILIATE AND RELATED PARTY TRANSACTIONS
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
The following table summarizes the revenue and expenses related to services provided to or received from affiliates and related parties:

	Three Months Ended March 31,
	2024	2023
Revenue	$210	$78
Operating expenses:
Programming and other direct costs	(3,355)	(2,642)
Other operating expenses, net	(12,289)	(4,676)
Operating expenses, net	(15,644)	(7,318)
Net charges	$(15,434)	$(7,240)
Capital expenditures	$50,093	$28,134
Revenue
We recognize revenue primarily from the sale of advertising to a subsidiary of Altice Europe.
Programming and other direct costs
Programming and other direct costs include costs incurred for advertising services provided by a subsidiary of Altice Europe.
Other operating expenses, net
Other operating expenses primarily include charges for services provided by certain subsidiaries of Altice Europe and other related parties, including costs for customer care services.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Capital Expenditures
Capital expenditures primarily include costs for equipment purchased and software development services provided by subsidiaries of Altice Europe.
Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	March 31, 2024	December 31, 2023
Due from:
Altice Europe	$137	$137
Other affiliates and related parties	270	270
	$407	$407
Due to:
Altice Europe	$87,129	$71,523
	$87,129	$71,523

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
CSC Holdings
During the three months ended March 31, 2024 and 2023, CSC Holdings made cash equity distribution payments to its parent of $3,775 and $83, respectively and non-cash contributions of $5,858 and $1, respectively.
NOTE 15.    COMMITMENTS AND CONTINGENCIES
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
The Warner Matter follows a similar complaint filed in December 2022 by BMG Rights Management (US) LLC, UMG Recordings, Inc., Capitol Records, LLC, Concord Music Group, Inc., and Concord Bicycle Assets, LLC (collectively, the “BMG Plaintiffs”) in the U.S. District Court for the Eastern District of Texas (the “BMG Matter”) alleging that certain of our Internet subscribers directly infringed over 8,000 of the BMG Plaintiffs’ copyrighted works. The BMG Plaintiffs seek to hold us liable for claims of contributory infringement of copyright and vicarious copyright infringement. The BMG Plaintiffs claim that our alleged secondary infringement was willful and seek substantial statutory damages. Trial in this matter is scheduled for September 2024.
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
•the outcome of litigation, government investigations and other proceedings; and
•other risks and uncertainties inherent in our cable and broadband communications businesses and our other businesses, including those listed under the caption "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 14, 2024 (the "Annual Report").
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
Overview
Our Business
We principally provide broadband communications and video services in the United States and market our services primarily under the Optimum brand. We deliver broadband, video, telephony, and mobile services to approximately 4.7 million residential and business customers across our footprint. Our footprint extends across 21 states (primarily in the New York metropolitan area and various markets in the south-central United States) through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a fiber-to-the-home ("FTTH") network with approximately 9.7 million total passings as of March 31, 2024. Additionally, we offer news programming and advertising services.
Key Factors Impacting Operating Results and Financial Condition
Our future performance is dependent, to a large extent, on the impact of direct competition, general economic conditions (including capital and credit market conditions), our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers. For more information, see "Risk Factors" and "Business-Competition" included in our Annual Report on Form 10-K for the year ended December 31, 2023 and the cautionary statement regarding forward-looking statements included in this Quarterly Report.
We derive revenue principally through monthly charges to residential customers of our broadband, video, telephony and mobile services. We also derive revenue from digital video recorder, video-on-demand ("VOD"), pay-per-view, installation and home shopping commissions. Our residential broadband, video, telephony and mobile services accounted for approximately 41%, 34%, 3%, and 1%, respectively, of our consolidated revenue for the three months ended March 31, 2024. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and small and medium-sized business ("SMB") customers, including broadband, telephony, networking, video, and mobile services. For the three months ended March 31, 2024, 16% of our consolidated revenue was derived from these business services. In addition, we derive revenue from the sale of advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), digital advertising, data analytics and affiliation fees for news programming, which accounted for approximately 5% of our consolidated revenue for the three months ended March 31, 2024. Our other revenue for the three months ended March 31, 2024, which includes mobile equipment revenue, accounted for less than 1% of our consolidated revenue.
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
We operate in a highly competitive consumer-driven industry and we compete against a variety of broadband, video, mobile, fixed wireless broadband and fixed-line telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, fiber-based service providers, satellite delivered video signals, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. Our competitors include AT&T, Inc., DirecTV, DISH Network Corporation, Frontier Communications Parent, Inc., Lumen Technologies, Inc., T-Mobile US, Inc., and Verizon Communications Inc. Consumers' selection of an alternate source of service, whether due to economic constraints, technological advances, or preference, negatively impacts the demand for our services. For more information on our competitive landscape, see "Risk Factors" and "Business-Competition" included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Non-GAAP Financial Measures
We define Adjusted EBITDA, which is a non-GAAP financial measure, as net income (loss) excluding income taxes, non-operating income or expenses, gain (loss) on extinguishment of debt and write-off of deferred financing costs, gain (loss) on interest rate swap contracts, gain (loss) on derivative contracts, gain (loss) on investments and sale of affiliate interests, interest expense, net, depreciation and amortization, share-based compensation, restructuring, impairments and other operating items (such as significant legal settlements and contractual payments for terminated employees). See reconciliation of net income (loss) to Adjusted EBITDA below.
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

Results of Operations (unaudited)

	Three Months Ended March 31,		Favorable (Unfavorable)
	2024	2023
Revenue:
Broadband	$916,994	$957,045	$(40,051)
Video	755,594	770,601	(15,007)
Telephony	70,965	77,681	(6,716)
Mobile (a)	24,893	15,526	9,367
Residential revenue (a)	1,768,446	1,820,853	(52,407)
Business services and wholesale (a)	364,861	363,641	1,220
News and advertising	105,725	98,737	6,988
Other (a)	11,903	10,747	1,156
Total revenue	2,250,935	2,293,978	(43,043)
Operating expenses:
Programming and other direct costs	743,887	771,719	27,832
Other operating expenses	674,250	651,245	(23,005)
Restructuring, impairments and other operating items	51,253	29,672	(21,581)
Depreciation and amortization (including impairments)	388,391	416,212	27,821
Operating income	393,154	425,130	(31,976)
Other income (expense):
Interest expense, net	(437,141)	(389,278)	(47,863)
Gain on investments and sale of affiliate interests, net	292	192,010	(191,718)
Loss on derivative contracts, net	—	(166,489)	166,489
Gain (loss) on interest rate swap contracts, net	42,303	(14,429)	56,732
Gain (loss) on extinguishment of debt and write-off of deferred financing costs	(7,035)	4,393	(11,428)
Other income (loss), net	(1,545)	10,205	(11,750)
Income (loss) before income taxes	(9,972)	61,542	(71,514)
Income tax expense	(2,924)	(30,372)	27,448
Net income (loss)	(12,896)	31,170	(44,066)
Net income attributable to noncontrolling interests	(8,297)	(5,305)	(2,992)
Net income (loss) attributable to Altice USA, Inc. stockholders	$(21,193)	$25,865	$(47,058)

(a)Beginning in the second quarter of 2023, mobile service revenue previously included in mobile revenue is now separately reported in residential revenue and business services revenue. In addition, mobile equipment revenue previously included in mobile revenue is now included in other revenue. Prior period amounts have been revised to conform with this presentation.

The following is a reconciliation of net income to Adjusted EBITDA and Operating Free Cash Flow (unaudited):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(12,896)	$31,170
Income tax expense	2,924	30,372
Other loss (income), net	1,545	(10,205)
Loss (gain) on interest rate swap contracts, net	(42,303)	14,429
Loss on derivative contracts, net	—	166,489
Gain on investments and sale of affiliates interests, net	(292)	(192,010)
Loss (gain) on extinguishment of debt and write-off of deferred financing costs	7,035	(4,393)
Interest expense, net	437,141	389,278
Depreciation and amortization	388,391	416,212
Restructuring, impairments and other operating items	51,253	29,672
Share-based compensation	13,757	(2,623)
Adjusted EBITDA	846,555	868,391
Capital expenditures (cash)	336,095	582,897
Operating Free Cash Flow	$510,460	$285,494
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Three Months Ended March 31,
	2024	2023
Net cash flows from operating activities	$399,661	$416,846
Less: Capital expenditures (cash)	336,095	582,897
Free Cash Flow (Deficit)	$63,566	$(166,051)

The following table sets forth certain customer metrics (unaudited):

	March 31, 2024	December 31, 2023	March 31, 2023

	(in thousands)
Total passings (a)	9,679.3	9,628.7	9,512.2
Total customer relationships (b)	4,706.5	4,743.5	4,853.3
Residential	4,326.8	4,363.1	4,472.4
SMB	379.7	380.3	380.9
Residential customers:
Broadband	4,139.7	4,169.0	4,263.7
Video	2,094.7	2,172.4	2,380.5
Telephony	1,452.1	1,515.3	1,703.5
Penetration of total passings (c)	48.6%	49.3%	51.0%
Average revenue per user ("ARPU") (d)	$135.67	$136.01	$135.32
Total mobile lines	351.6	322.2	247.9

FTTH total passings (e)	2,780.0	2,735.2	2,373.0
FTTH customer relationships (f)	394.6	341.4	209.9
FTTH Residential	385.2	333.8	207.2
FTTH SMB	9.4	7.6	2.7
Penetration of FTTH total passings (g)	14.2%	12.5%	8.8%

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
(f)Represents number of households/businesses that receive at least one of our fixed-line services on our FTTH network. FTTH customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets on our FTTH network. Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group.  Most of these accounts are also not entirely free, as they typically generate revenue through pay-per view or other pay services and certain equipment fees.  Free status is not granted to regular customers as a promotion.  In counting bulk residential customers, such as an apartment building, we count each subscribing family unit within the building as one customer, but do not count the master account for the entire building as a customer. We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual rooms at that hotel.
(g)Represents the number of total FTTH customer relationships divided by FTTH total passings.

Comparison of Results for the Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023
Broadband Revenue
Broadband revenue for the three months ended March 31, 2024 and 2023 was $916,994 and $957,045, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Broadband revenue decreased $40,051 (4%) for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 and was due primarily to a decrease in broadband customers and lower average recurring broadband revenue per broadband customer.
Video Revenue
Video revenue for the three months ended March 31, 2024 and 2023 was $755,594 and $770,601, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Video revenue decreased $15,007 (2%) for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was due primarily to a decline in video customers, partially offset by higher average recurring video revenue per video customer, primarily driven by certain rate increases.
Telephony Revenue
Telephony revenue for the three months ended March 31, 2024 and 2023 was $70,965 and $77,681, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Telephony revenue decreased $6,716 (9%) for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was due to a decline in telephony customers, partially offset by higher average recurring revenue per telephony customer.
Mobile Service Revenue
Mobile service revenue for the three months ended March 31, 2024 and 2023 was $24,893 and $15,526, respectively. The increase of $9,367 (60%) was due primarily to an increase in mobile customers, as well as a decline in customers receiving free service as compared to the prior year.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three months ended March 31, 2024 and 2023 was $364,861 and $363,641, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber-based telecommunications services to the business market, and the sale of broadband, video, telephony, and mobile services to SMB customers.
Business services and wholesale revenue increased $1,220 for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was due to higher revenue from our Lightpath business primarily due to increases in Ethernet and indefeasible right of use contract fee revenue. This increase was partially offset by a decrease in wholesale revenue.
News and Advertising Revenue
News and advertising revenue for the three months ended March 31, 2024 and 2023 was $105,725 and $98,737, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), (ii) digital advertising, (iii) data analytics, and (iv) affiliation fees for news programming.
News and advertising revenue increased $6,988 (7%) for the three months ended March 31, 2024, compared to the three months ended March 31, 2023 primarily due to an increase in linear and digital advertising revenue from political advertising.
Other Revenue
Other revenue for the three months ended March 31, 2024 and 2023 was $11,903 and $10,747, respectively. Other revenue includes revenue from sales of mobile equipment and other miscellaneous revenue streams.
Programming and Other Direct Costs
Programming and other direct costs for the three months ended March 31, 2024 and 2023 amounted to $743,887 and $771,719, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content

(including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs are impacted by increases in contractual rates, changes in the number of customers receiving certain programming services, and new channel launches. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the cost of media for advertising spots sold, the cost of mobile devices sold to our customers and direct costs of providing mobile services.
The decrease in programming and other direct costs of $27,832 (4%) for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily attributable to the following:

Decrease in programming costs primarily due to lower video customers, partially offset by net contractual rate increases	$(44,665)
Increase in costs of media advertising spots for resale, primarily for linear and digital spots	6,327
Increase in software license fees related to customer premise equipment	4,863
Other net increases	5,643
$(27,832)
Programming costs
Programming costs aggregated $595,702 and $640,367, respectively, for the three months ended March 31, 2024 and 2023, respectively. Our programming costs in 2024 will continue to be impacted by changes in the number of video customers, and by changes in programming rates (which we expect to increase).
Other Operating Expenses
Other operating expenses for the three months ended March 31, 2024 and 2023 amounted to $674,250 and $651,245, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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
The increase in other operating expenses of $23,005 (4%) for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was attributable to the following:

Increase in share-based compensation costs	$16,380
Increase in repairs and maintenance costs	6,911
Increase in consulting costs	9,250
Net decrease in labor costs and benefits primarily from an increase in capitalizable activity	(11,840)
Other net increases	2,304
$23,005
Restructuring, Impairments and Other Operating Items
Restructuring, impairments and other operating items for the three months ended March 31, 2024 amounted to $51,253, as compared to $29,672 for the three months ended March 31, 2023, and comprised the following:

	Three Months Ended March 31,
	2024	2023
Contract termination costs (a)	$37,136	$—
Contractual payments for terminated employees	5,993	28,019
Facility realignment costs	5,304	382
Impairment of right-of-use operating lease assets	1,027	5
Other	1,793	1,266
	$51,253	$29,672

(a)    Represents the cost to early terminate a contract with a vendor.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2024 amounted to $388,391, as compared to $416,212 for the three months ended March 31, 2023.
The decrease in depreciation and amortization of $27,821 for the three ended March 31, 2024 as compared to the three months ended March 31, 2023 was due to lower amortization expense resulting from certain assets becoming fully amortized, partially offset by higher depreciation expense resulting from an increase in asset additions.
Adjusted EBITDA
Adjusted EBITDA amounted to $846,555 for the three months ended March 31, 2024 as compared to $868,391 for the three months ended March 31, 2023.
Adjusted EBITDA is a non-GAAP measure that is defined as net income (loss) excluding income taxes, non-operating income or expenses, gain (loss) on extinguishment of debt and write-off of deferred financing costs, gain (loss) on interest rate swap contracts, gain (loss) on derivative contracts, gain (loss) on investments and sale of affiliate interests, interest expense, net, depreciation and amortization, share-based compensation, restructuring, impairments and other operating items (such as significant legal settlements and contractual payments for terminated employees). See reconciliation of net income (loss) to Adjusted EBITDA above.
The decrease in Adjusted EBITDA of $21,836 (3%) for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was due to the decrease in revenue, partially offset by the decrease in operating expenses in the 2024 period (excluding depreciation and amortization, restructuring, impairments and other operating items and share-based compensation), as discussed above.
Operating Free Cash Flow
Operating free cash flow was $510,460 for the three months ended March 31, 2024 as compared to $285,494 for the three months ended March 31, 2023. The increase in operating free cash flow of $224,966 (79%) for the three months ended March 31, 2024 as compared to the same period in 2023 was due to a decrease in capital expenditures, partially offset by a decrease in Adjusted EBITDA.
Free Cash Flow (Deficit)
Free cash flow (deficit) was $63,566 for the three months ended March 31, 2024 as compared to $(166,051) for the three months ended March 31, 2023. The increase in free cash flow of $229,617 in the three month period was due to a decrease in capital expenditures, partially offset by a decrease in net cash provided by operating activities.
Interest Expense, net
Interest expense, net was $437,141 for the three months ended March 31, 2024, as compared to $389,278 for the same period in the prior year. The increase of $47,863 for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was attributable to the following:

Increase primarily due to an increase in interest rates	$47,995
Lower capitalized interest related to FTTH network construction	3,605
Lower interest income	88
Other net decreases, primarily lower amortization of deferred financing costs and original issue discounts	(3,825)
$47,863

Gain on Investments and sale of affiliate interests, net
Gain on investments and sale of affiliate interests, net was $292 for the three months ended March 31, 2024 compared to $192,010 for the three months ended March 31, 2023. The gain in the 2023 period consisted primarily of the increase in the fair value of the Comcast common stock owned by the Company through January 24, 2023. The effects of this gain was partially offset by the loss on the related equity derivative contracts, net described below.
Loss on Derivative Contracts, net
Loss on derivative contracts, net amounted to $(166,489) for the three months ended March 31, 2023. The loss included realized and unrealized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock owned by the Company through January 24, 2023. The effects of this loss was partially offset by the gain on investment securities pledged as collateral, which are included in gain on investments discussed above.
Gain (Loss) on Interest Rate Swap Contracts, net
Gain (loss) on interest rate swap contracts, net was $42,303 for the three months ended March 31, 2024 compared to $(14,429) for the three months ended March 31, 2023. These amounts represent the change in the fair value of our interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes.
Gain (Loss) on Extinguishment of Debt and Write-off of Deferred Financing Costs
Gain (loss) on extinguishment of debt and write-off of deferred financing costs amounted to $(7,035) and $4,393 for the three months ended March 31, 2024 and 2023, respectively.
The following table provides a summary of the gain (loss) on extinguishment of debt and the write-off of deferred financing costs recorded by us:

	Three months ended March 31,
	2024	2023
Settlement of collateralized debt	$—	$4,393
Repayment of CSC Holdings Term Loan B and Incremental Term Loan B-3	(2,598)	—
Redemption of 5.250% Senior Notes and 5.250% Series B Senior Notes due June 2024	(4,437)	$—
	$(7,035)	$4,393
Other Income (Loss), net
Other income (loss), net amounted to $(1,545) for the three months ended March 31, 2024 compared to $10,205 for the three months ended March 31, 2023. These amounts include the non-service benefit or cost components of the Company's pension plans and dividends received on Comcast common stock owned by the Company through January 24, 2023 for the 2023 period.
Income Tax Expense
For the three months ended March 31, 2024, Altice USA recorded tax expense of $2,924 on a pre-tax loss of $9,972, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to the impact of state tax expense, certain non-deductible expenses, and tax deficiencies on share-based compensation.
For the three months ended March 31, 2023, Altice USA recorded a tax expense of $30,372 on pre-tax income of $61,542 resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses, state tax expense, and tax deficiencies on share-based compensation.

CSC HOLDINGS, LLC
The following is a reconciliation of CSC Holdings' net income to Adjusted EBITDA and Operating Free Cash Flow:

	CSC Holdings
	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(12,896)	$31,170
Income tax expense	2,924	30,372
Other loss (income), net	1,545	(10,205)
Loss (gain) on interest rate swap contracts, net	(42,303)	14,429
Loss on derivative contracts, net	—	166,489
Gain on investments and sale of affiliate interests, net	(292)	(192,010)
Loss (gain) on extinguishment of debt and write-off of deferred financing costs	7,035	(4,393)
Interest expense, net	437,141	389,278
Depreciation and amortization	388,391	416,212
Restructuring, impairments and other operating items	51,253	29,672
Share-based compensation	13,757	(2,623)
Adjusted EBITDA	846,555	868,391
Capital expenditures (cash)	336,095	582,897
Operating Free Cash Flow	$510,460	$285,494
Refer to Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.
The following is a reconciliation of CSC Holdings' net cash flow from operating activities to Free Cash Flow (Deficit):

	Three Months Ended March 31,
	2024	2023
Net cash flows from operating activities	$399,662	$416,846
Less: Capital expenditures (cash)	336,095	582,897
Free Cash Flow (Deficit)	$63,567	$(166,051)
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
We expect to utilize free cash flow and availability under the CSC Holdings Restricted Group and Lightpath revolving credit facilities, as well as future refinancing transactions, to further extend the maturities of, or reduce the principal on, our debt obligations. The timing and terms of any refinancing transactions will be subject to, among other factors, market conditions. Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from other borrowings to repay the outstanding debt through open market purchases, privately negotiated purchases, tender offers, exchange offers or redemptions, or engage in similar transactions.
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
In the longer term, we may not be able to generate sufficient cash from operations to fund anticipated capital expenditures, meet all existing future contractual payment obligations and repay our debt at maturity. As a result, we could be dependent upon our continued access to the capital and credit markets to issue additional debt or equity or refinance existing debt obligations. We intend to raise significant amounts of funding over the next several years to fund capital expenditures, repay existing obligations and meet other obligations, and the failure to do so successfully could adversely affect our business. If we are unable to do so, we will need to take other actions including deferring capital expenditures, selling assets, seeking strategic investments from third parties or reducing discretionary uses of cash.
Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums (excluding accrued interest) as of March 31, 2024, as well as interest expense for the three months ended March 31, 2024:

	CSC Holdings Restricted Group	Lightpath	Altice USA/CSC Holdings
Debt outstanding:
Credit facility debt	$6,411,829	$571,011	$6,982,840
Senior guaranteed notes	10,668,062	—	10,668,062
Senior secured notes	—	444,759	444,759
Senior notes	6,180,703	409,407	6,590,110
Subtotal	23,260,594	1,425,177	24,685,771
Finance lease obligations	201,250	—	201,250
Notes payable and supply chain financing	174,798	—	174,798
Total debt	$23,636,642	$1,425,177	$25,061,819
Interest expense:
Credit facility debt, senior notes, finance leases, notes payable and supply chain financing	$414,546	$24,679	$439,225

Payment Obligations Related to Debt
As of March 31, 2024, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as notes payable and supply chain financing, but excluding finance lease obligations are as follows:

	CSC Holdings Restricted Group	Lightpath	Altice USA/ CSC Holdings
2024	$1,356,158	$63,185	$1,419,343
2025	1,718,062	97,332	1,815,394
2026	1,674,596	92,549	1,767,145
2027	7,156,402	1,110,487	8,266,889
2028 (a)	5,889,813	438,344	6,328,157
Thereafter	13,514,063	—	13,514,063
Total	$31,309,094	$1,801,897	$33,110,991

(a)Includes $1,906,850 principal amount related to the CSC Holdings' Incremental Term Loan B-6 that is due on the earlier of (i) January 15, 2028 and (ii) April 15, 2027 if, as of such date, any Incremental Term Loan B-5 borrowings are still outstanding, unless the Incremental Term Loan B-5 maturity date has been extended to a date falling after January 15, 2028.
For financing purposes, we have two debt silos: CSC Holdings and Lightpath. The CSC Holdings silo is structured as a restricted group (the "CSC Holdings Restricted Group") and an unrestricted group, which includes certain designated subsidiaries and investments. The CSC Holdings Restricted Group is comprised of CSC Holdings and substantially all of its wholly-owned operating subsidiaries excluding Lightpath which became an unrestricted subsidiary in September 2020. These CSC Holdings Restricted Group subsidiaries are subject to the covenants and restrictions of the credit facility and indentures governing the notes issued by CSC Holdings. The Lightpath silo includes all of its operating subsidiaries which are subject to the covenants and restrictions of the credit facility and indentures governing the notes issued by Lightpath.
CSC Holdings Restricted Group
Sources of cash for the CSC Holdings Restricted Group include primarily cash flow from the operations of the businesses in the CSC Holdings Restricted Group, borrowings under its credit facility and issuance of securities in the capital markets, contributions from its parent, and, from time to time, distributions or loans from its subsidiaries. The CSC Holdings Restricted Group's principal uses of cash include: capital spending, in particular, the capital requirements associated with the upgrade of its digital broadband, video and telephony services, including costs to build our FTTH network; debt service; other corporate expenses and changes in working capital; and investments that it may fund from time to time.
CSC Holdings Credit Facility
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which provides U.S. dollar term loans (the "CSC Term Loan B"), and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($1,600,000 outstanding at March 31, 2024) (the "CSC Revolving Credit Facility" and, together with the CSC Term Loan B, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement"). The CSC Term Loan B was repaid during the three months ended March 31, 2024 with proceeds from the issuance of senior guaranteed notes in January 2024.
In October 2018, CSC Holdings entered into a $1,275,000 incremental term loan facility (the “Incremental Term Loan B-3”) which was repaid during the three months ended March 31, 2024 with proceeds from the issuance of senior guaranteed notes in January 2024. In October 2019, CSC Holdings entered into a $3,000,000 ($2,880,000 outstanding at March 31, 2024) incremental term loan facility ("Incremental Term Loan B-5") and in December 2022, CSC Holdings entered into a $2,001,942 ($1,981,923 outstanding at March 31, 2024) incremental term loan facility (the "Incremental Term Loan B-6") under its CSC Credit Facilities Agreement.

During the three months ended March 31, 2024, CSC Holdings borrowed $900,000 under the CSC Revolving Credit Facility and repaid $125,000 of amounts outstanding under the CSC Revolving Credit Facility.
At March 31, 2024, $137,512 of the CSC Revolving Credit Facility was restricted for certain letters of credit issued on our behalf and $737,488 was undrawn and available, subject to covenant limitations.
As of March 31, 2024, CSC Holdings was in compliance with applicable financial covenants under its credit facility.
See Note 9 to our consolidated financial statements for further information regarding the CSC Credit Facilities Agreement.
CSC Holdings Senior Guaranteed Notes and Senior Notes
In January 2024, CSC Holdings issued $2,050,000 in aggregate principal amount of senior guaranteed notes due 2029. These notes bear interest at a rate of 11.750% and will mature on January 31, 2029. The proceeds from the sale of these notes were used to (i) repay the outstanding principal balance of the Term Loan B, (ii) repay the outstanding principal balance of the Incremental Term Loan B-3, and (iii) pay the fees, costs and expenses associated with these transactions.
In February 2024, we redeemed the CSC Holdings 5.250% Senior Notes and 5.250% Series B Senior Notes due June 2024 with proceeds under the CSC Revolving Credit Facility.
As of March 31, 2024, CSC Holdings was in compliance with applicable financial covenants under each respective indenture by which the senior guaranteed notes and senior notes were issued.
Lightpath
Sources of cash for Lightpath include existing cash balances, operating cash flows from its operating subsidiaries and availability under the revolving credit facility.
Lightpath Credit Facility
Lightpath is party to a credit agreement which provides a term loan in an aggregate principal amount of $600,000 ($580,500 outstanding at March 31, 2024) and revolving loan commitments in an aggregate principal amount of $115,000. As of March 31, 2024, there were no borrowings outstanding under the Lightpath revolving credit facility.
In February 2024, Lightpath entered into an extension amendment (the "Extension Amendment") to its amended credit agreement (the "Amended Credit Agreement") that provides for, among other things, (a) an extension of the scheduled maturity date with respect to the 2027 Revolving Credit Commitments (as defined in the Extension Amendment) under the credit agreement to the date (the "New Maturity Date") that is the later of (x) November 30, 2025 and (y) the earlier of (i) June 15, 2027 and (ii) the date that is five business days after any Extension Breach Date (as defined in the Amended Credit Agreement) and (b) incremental revolving credit commitments in an aggregate principal amount of $15,000 which shall be of the same class and type as the 2027 Revolving Credit Commitments and will, for the avoidance of doubt, mature on the New Maturity Date. After giving effect to the Extension Amendment, the aggregate principal amount of revolving loan commitments available under the Amended Credit Agreement equaled $115,000.
Under the Extension Amendment, the aggregate principal amount of 2027 Revolving Credit Commitments equaled $95,000 and the aggregate principal amount of 2025 Revolving Credit Commitments (as defined in the Extension Amendment) equaled $20,000. Interest will be calculated at a rate per annum equal to the adjusted Term SOFR rate or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 2.25% per annum and (ii) with respect to any Term SOFR loan, 3.25% per annum.
As of March 31, 2024, Lightpath was in compliance with applicable financial covenants under its credit agreement and with applicable financial covenants under each respective indenture by which its senior secured notes and senior notes were issued.
See Note 9 to our consolidated financial statements for further information on the above debt obligations.
Fair Value of Debt
At March 31, 2024, the fair value of our fixed rate debt, comprised of our senior guaranteed and senior secured notes, senior notes, and supply chain financing of $13,256,949 was lower than its carrying value of $17,877,729 by $4,620,780. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. Our floating rate borrowings, comprised of our term loans and revolving credit facilities bear interest in reference to current SOFR-based market rates and thus their principal values approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2024 would increase the estimated fair value of our fixed rate debt by $548,728 to $13,805,677. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit us to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. See Note 10 to our consolidated financial statements for a summary of interest rate swap contracts outstanding at March 31, 2024. Our outstanding interest rate swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statements of operations. For the three months ended March 31, 2024, we recorded a gain on interest rate swap contracts of $42,303, and had a fair value at March 31, 2024 of $51,212 recorded as derivative contracts, short term and $75,576 recorded as other assets, long-term on the consolidated balance sheet.
As of March 31, 2024, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Capital Expenditures
The following table presents the Company's capital expenditures:

	Three Months Ended March 31,
	2024	2023
Customer premise equipment	$103,312	$86,061
Network infrastructure	113,418	346,856
Support and other	60,300	76,973
Business Services	59,065	73,007
Capital expenditures (cash basis)	336,095	582,897
Right-of-use assets acquired in exchange for finance lease obligations	8,290	35,175
Notes payable issued to vendor for the purchase of equipment and other assets	36,278	70,440
Change in accrued and unpaid purchases and other	3,389	(88,306)
Capital expenditures (accrual basis)	$384,052	$600,206
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
Cash Flow Discussion
Altice USA
Operating Activities
Net cash provided by operating activities amounted to $399,661 for the three months ended March 31, 2024 compared to $416,846 for the three months ended March 31, 2023.
The decrease in cash provided by operating activities of $17,185 in 2024 as compared to 2023 resulted from a decrease of $141,449 due to changes in working capital (including an increase in interest payments of $12,825 and a decrease in tax payments of $1,510), as well as the timing of payments of liabilities, and collections of accounts receivable, among other items, partially offset by an increase in net income (loss) before depreciation and amortization and other non-cash items of $124,264.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 was $335,777 compared to $583,095 for the three months ended March 31, 2023. The 2024 investing activities consisted primarily of capital expenditures of $336,095. The 2023 investing activities consisted primarily of capital expenditures of $582,897.
Financing Activities
Net cash provided by (used in) financing activities amounted to $(80,876) for the three months ended March 31, 2024, compared to $81,405 for the three months ended March 31, 2023.
In 2024, the Company's financing activities consisted primarily of the repayment of debt of $2,967,306 and principal payments on finance lease obligations of $35,396 offset by proceeds from long-term debt of $2,950,000.
In 2023, the Company's financing activities consisted primarily of proceeds from long-term debt of $350,000 and net proceeds from derivative contracts in connection with the settlement of collateralized debt of $38,902, partially offset by repayment of debt of $268,936 and principal payments on finance lease obligations of $37,861.
CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $399,662 for the three months ended March 31, 2024 compared to $416,846 for the three months ended March 31, 2023.
The decrease in cash provided by operating activities of $17,184 in 2024 as compared to 2023 resulted from a decrease of $141,448 due to changes in working capital (including an increase in interest payments of $12,825 and a decrease in tax payments of $1,510), as well as the timing of payments of liabilities and collections of accounts receivable, among other items, partially offset by an increase in net income before depreciation and amortization and other non-cash items of $124,264.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 was $335,777 compared to $583,095 for the three months ended March 31, 2023. The 2024 investing activities consisted primarily of capital expenditures of $336,095. The 2023 investing activities consisted primarily of capital expenditures of $582,897.
Financing Activities
Net cash provided by (used in) financing activities amounted to $(80,876) for the three months ended March 31, 2024, compared to $81,405 for the three months ended March 31, 2023.
In 2024, the Company's financing activities consisted primarily of the repayment of debt of $2,967,306 and principal payments on finance lease obligations of $35,396, partially offset by proceeds from long-term debt of $2,950,000.
In 2023, the Company's financing activities consisted primarily of proceeds from long-term debt of $350,000 and net proceeds from derivative contracts in connection with the settlement of collateralized debt of $38,902, partially offset by repayment of debt of $268,936 and principal payments on finance lease obligations of $37,861.
Commitments and Contingencies
As of March 31, 2024, the Company's commitments and contingencies not reflected in the Company's balance sheet decreased to approximately $5,300,000 as compared to approximately $6,000,000 as of December 31, 2023. This decrease relates primarily to payments made in 2024 pursuant to programming commitments and a reduction in programming commitments due to a decrease in the number of video customers as of March 31, 2024 as compared to December 31, 2023.
The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses. For a complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk."
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control
During the three months ended March 31, 2024, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings
Refer to Note 15 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.
Item 5.    Other Information
None.
Item 6.    Exhibits

EXHIBIT NO.	DESCRIPTION

4.1
Senior Guaranteed Notes Indenture, dated as of January 25, 2024, among CSC Holdings, LLC as Issuer, the Guarantors set forth therein and Deutsche Bank Trust Company Americas, as Trustee, Paying Agent, Transfer Agent and Registrar (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on January 25, 2024).

10.1
Extension Amendment No. 1 to Credit Agreement, dated as of February 9, 2024 by and among Cablevision Lightpath LLC, as borrower, the other loan parties party thereto, the revolving credit lenders party thereto, the L/C Issuers party thereto, the swingline lenders party thereto, the 2024 Extension Arranger and Goldman Sachs Bank USA, as the administrative agent.

31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101
The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 filed with the Securities and Exchange Commission on May 2, 2024 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders' Deficiency; (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.

Date:	May 2, 2024		/s/ Marc Sirota
		By:	Marc Sirota Chief Financial Officer