Form 10-K/A
period 2023-12-31
Altice USA, Inc.
filed 2024-08-01
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	NYSE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of Altice USA, Inc. computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of June 30, 2023:	$656,665,390

Number of shares of common stock outstanding as of July 26, 2024	460,583,380
Documents incorporated by reference
None.

EXPLANATORY NOTE

Altice USA, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 with the U.S. Securities and Exchange Commission (“SEC”) on February 15, 2024 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K (this “Amendment” or “Form 10-K/A”) is solely to amend the Report of Independent Registered Public Accounting Firm of KPMG LLP (“KPMG”) on the consolidated financial statements of our wholly-owned subsidiary, CSC Holdings, LLC (“CSCH”), included in Part II, Item 8 of the Original Form 10-K (the “Original CSCH Report”). The Original CSCH Report, as filed, inadvertently excluded the phrase “and in accordance with auditing standards generally accepted in the United States of America” at the end of the first sentence of the second paragraph under the Basis for Opinion section included in the signed report. The CSCH consolidated financial statements themselves are not affected, and this Amendment does not alter in any way KPMG’s opinion on CSCH’s consolidated financial statements.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, because the Original CSCH Report was included within Item 8 of the Original Form 10-K, this Form 10-K/A sets forth the complete text of Item 8; however, except for the corrections made to the Original CSCH Report noted above, no revisions or modifications have been made to the financial statements or any other information contained within Item 8 or Item 9A of the Original Form 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the Original Form 10-K. This Amendment should be read in conjunction with the Company’s other filings with the SEC, including the Original Form 10-K.

Additionally, in accordance with Rule 12b-15, the Company is including with this Amendment currently dated certifications from its Chief Executive Officer and Chief Financial Officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2 and 32. This Amendment consists solely of the preceding cover page, this explanatory note, Item 8, Item 9A, the list of exhibits filed with this Amendment, the signature page, and the certifications.

TABLE OF CONTENTS

			Page
Part II
	8.	Financial Statements and Supplementary Data	2

	9A.	Controls and Procedures	2

Part IV
	15.	Exhibits and Financial Statement Schedules	2

1

PART II
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
iii.The Index to Exhibits is on page 3.
2

EXHIBIT INDEX

The following additional Exhibits 31.1, 31.2, 101 and 104 are filed with this Form 10-K/A. The following additional Exhibit 32 is furnished with this Form 10-K/A.

Exhibit No.	Exhibit Description

23.1	Consent of Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 of the Company’s Form 10-K (File No. 001-38126) filed on February 14, 2024).
31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101	The following financial statements of Altice USA, Inc. included in this Form 10-K/A for the year ended December 31, 2023, filed with the Securities and Exchange Commission on August 1, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders' Deficiency; (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.
104	The cover page from this Form 10-K/A formatted in Inline XBRL.
3

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of August, 2024.

Altice USA, Inc.

By:	/s/ Marc Sirota
Name:	Marc Sirota
Title:	Chief Financial Officer

4

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
CSC HOLDINGS, LLC AND SUBSIDIARIES
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