Form 10-Q
period 2024-06-30
Altice USA, Inc.
filed 2024-08-01
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	NYSE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Number of shares of common stock outstanding as of July 26, 2024	460,583,380

ALTICE USA, INC. AND SUBSIDIARIES
FORM 10-Q

Part I.        FINANCIAL INFORMATION
Item 1.     Financial Statements

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$362,107	$302,058
Restricted cash	287	280
Accounts receivable, trade (less allowance for credit losses of $25,010 and $21,915, respectively)	319,895	357,597
Prepaid expenses and other current assets ($407 and $407 due from affiliates, respectively)	289,143	174,859
Derivative contracts	36,886	—
Total current assets	1,008,318	834,794
Property, plant and equipment, net of accumulated depreciation of $8,486,391 and $8,162,442, respectively	8,257,106	8,117,757
Right-of-use operating lease assets	233,621	255,545
Other assets	159,591	195,114
Amortizable intangibles, net of accumulated amortization of $6,041,420 and $5,874,612, respectively	1,096,632	1,259,335
Indefinite-lived cable television franchises	13,216,355	13,216,355
Goodwill	8,044,716	8,044,716
Total assets	$32,016,339	$31,923,616
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$966,675	$936,950
Interest payable	367,617	274,507
Accrued employee related costs	142,174	182,146
Deferred revenue	76,932	85,018
Debt	316,838	359,407
Other current liabilities ($21,781 and $71,523 due to affiliates, respectively)	319,246	470,096
Total current liabilities	2,189,482	2,308,124
Other liabilities	242,824	221,249
Deferred tax liability	4,841,192	4,848,460
Right-of-use operating lease liability	245,709	264,647
Long-term debt, net of current maturities	24,893,826	24,715,554
Total liabilities	32,413,033	32,358,034
Commitments and contingencies (Note 15)
Stockholders' Deficiency:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 277,326,959 shares issued and 276,359,330 outstanding as of June 30, 2024 and 271,772,978 shares issued and outstanding as of December 31, 2023	2,773	2,718
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 184,224,050 shares outstanding as of June 30, 2024 and 184,224,428 shares outstanding as of December 31, 2023	1,842	1,842
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	209,992	187,186
Accumulated deficit	(606,907)	(601,075)
	(392,300)	(409,329)
Treasury stock, at cost (967,629 shares of Class A common stock at June 30, 2024)	(10)	—
Accumulated other comprehensive loss	(6,784)	(12,851)
Total Altice USA stockholders' deficiency	(399,094)	(422,180)
Noncontrolling interests	2,400	(12,238)
Total stockholders' deficiency	(396,694)	(434,418)
Total liabilities and stockholders' deficiency	$32,016,339	$31,923,616
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue (including revenue from affiliates of $102, $604, $312 and $682, respectively) (See Note 14)	$2,240,755	$2,324,274	$4,491,690	$4,618,252
Operating expenses:
Programming and other direct costs (including charges from affiliates of $3,147, $3,080, $6,502 and $5,722, respectively) (See Note 14)	719,460	762,280	1,463,347	1,533,999
Other operating expenses (including charges from affiliates of $8,470, $5,119, $20,759 and $9,795, respectively) (See Note 14)	670,542	656,128	1,344,792	1,307,373
Restructuring, impairments and other operating items (See Note 7)	(46,599)	5,178	4,654	34,850
Depreciation and amortization (including impairments)	395,770	418,705	784,161	834,917
	1,739,173	1,842,291	3,596,954	3,711,139
Operating income	501,582	481,983	894,736	907,113
Other income (expense):
Interest expense, net	(442,955)	(406,709)	(880,096)	(795,987)
Gain on investments and sale of affiliate interests, net	—	—	292	192,010
Loss on derivative contracts, net	—	—	—	(166,489)
Gain on interest rate swap contracts, net	13,574	61,165	55,877	46,736
Gain (loss) on extinguishment of debt and write-off of deferred financing costs	—	—	(7,035)	4,393
Other income (loss), net	(1,486)	(1,570)	(3,031)	8,635
	(430,867)	(347,114)	(833,993)	(710,702)
Income before income taxes	70,715	134,869	60,743	196,411
Income tax expense	(49,013)	(48,725)	(51,937)	(79,097)
Net income	21,702	86,144	8,806	117,314
Net income attributable to noncontrolling interests	(6,341)	(7,844)	(14,638)	(13,149)
Net income (loss) attributable to Altice USA, Inc. stockholders	$15,361	$78,300	$(5,832)	$104,165
Income (loss) per share:
Basic income (loss) per share	$0.03	$0.17	$(0.01)	$0.23
Basic weighted average common shares (in thousands)	459,995	454,688	458,682	454,687
Diluted income (loss) per share	$0.03	$0.17	$(0.01)	$0.23
Diluted weighted average common shares (in thousands)	459,995	454,688	458,682	455,139
Cash dividends declared per common share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$21,702	$86,144	$8,806	$117,314
Other comprehensive income:
Defined benefit pension plans	3,609	5,954	9,434	7,408
Applicable income taxes	(980)	(1,611)	(2,550)	(2,004)
Defined benefit pension plans, net of income taxes	2,629	4,343	6,884	5,404
Foreign currency translation adjustment	(205)	740	(817)	552
Other comprehensive income	2,424	5,083	6,067	5,956
Comprehensive income	24,126	91,227	14,873	123,270
Comprehensive income attributable to noncontrolling interests	(6,341)	(7,844)	(14,638)	(13,149)
Comprehensive income attributable to Altice USA, Inc. stockholders	$17,785	$83,383	$235	$110,121

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Altice USA Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2024	$2,718	$1,842	$187,186	$(601,075)	$—	$(12,851)	$(422,180)	$(12,238)	$(434,418)
Net loss attributable to Altice USA stockholders	—	—	—	(21,193)	—	—	(21,193)	—	(21,193)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	8,297	8,297
Pension liability adjustments, net of income taxes	—	—	—	—	—	4,255	4,255	—	4,255
Foreign currency translation adjustment	—	—	—	—	—	(612)	(612)	—	(612)
Share-based compensation expense (equity classified)	—	—	6,484	—	—	—	6,484	—	6,484
Other, net	49	—	2,043	—	(10)	—	2,082	—	2,082
Balance at March 31, 2024	2,767	1,842	195,713	(622,268)	(10)	(9,208)	(431,164)	(3,941)	(435,105)
Net income attributable to Altice USA stockholders	—	—	—	15,361	—	—	15,361	—	15,361
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	6,341	6,341
Pension liability adjustments, net of income taxes	—	—	—	—	—	2,629	2,629	—	2,629
Foreign currency translation adjustment	—	—	—	—	—	(205)	(205)	—	(205)
Share-based compensation expense (equity classified)	—	—	15,147	—	—	—	15,147	—	15,147
Other, net	6	—	(868)	—	—	—	(862)	—	(862)
Balance at June 30, 2024	$2,773	$1,842	$209,992	$(606,907)	$(10)	$(6,784)	$(399,094)	$2,400	$(396,694)

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Altice USA Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2023	$2,719	$1,843	$182,701	$(654,273)	$—	$(8,201)	$(475,211)	$(28,701)	$(503,912)
Net income attributable to Altice USA to stockholders	—	—	—	25,865	—	—	25,865	—	25,865
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	5,305	5,305
Pension liability adjustments, net of income taxes	—	—	—	—	—	1,061	1,061	—	1,061
Foreign currency translation adjustment	—	—	—	—	—	(188)	(188)	(2)	(190)
Share-based compensation benefit (equity classified)	—	—	(8,718)	—	—	—	(8,718)	—	(8,718)
Change in noncontrolling interest	—	—	(14,166)	—	—	—	(14,166)	(8,027)	(22,193)
Other, net	(15)	—	(67)	—	—	—	(82)	—	(82)
Balance at March 31, 2023	2,704	1,843	159,750	(628,408)	—	(7,328)	(471,439)	(31,425)	(502,864)
Net income attributable to stockholders	—	—	—	78,300	—	—	78,300	—	78,300
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	7,844	7,844
Pension liability adjustments, net of income taxes	—	—	—	—	—	4,343	4,343	—	4,343
Foreign currency translation adjustment	—	—	—	—	—	740	740	(2)	738
Share-based compensation expense (equity classified)	—	—	9,091	—	—	—	9,091	—	9,091
Change to noncontrolling interest	—	—	175	—	—	—	175	400	575
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,077)	(1,077)
Other, net	—	—	(83)	—	—	—	(83)	—	(83)
Balance at June 30, 2023	$2,704	$1,843	$168,933	$(550,108)	$—	$(2,245)	$(378,873)	$(24,260)	$(403,133)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$8,806	$117,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	784,161	834,917
Gain on investments and sale of affiliate interests, net	(292)	(192,010)
Loss on derivative contracts, net	—	166,489
Loss (gain) on extinguishment of debt and write-off of deferred financing costs	7,035	(4,393)
Amortization of deferred financing costs and discounts (premiums) on indebtedness	11,123	18,359
Share-based compensation	30,181	13,253
Deferred income taxes	(9,818)	(113,402)
Decrease in right-of-use assets	22,701	22,925
Allowance for credit losses	45,932	43,946
Other	3,674	9,188
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(8,230)	(10,611)
Prepaid expenses and other assets	(119,050)	(58,842)
Amounts due from and due to affiliates	(49,742)	31,213
Accounts payable and accrued liabilities	(20,954)	(22,816)
Deferred revenue	(835)	6,649
Interest rate swap contracts	1,763	(6,492)
Net cash provided by operating activities	706,455	855,687
Cash flows from investing activities:
Capital expenditures	(683,816)	(1,056,342)
Payments for acquisitions, net of cash acquired	(2,025)	—
Other, net	(52)	(1,578)
Net cash used in investing activities	(685,893)	(1,057,920)
Cash flows from financing activities:
Proceeds from long-term debt	3,775,000	1,900,000
Repayment of debt	(3,635,449)	(1,739,493)
Proceeds from derivative contracts in connection with the settlement of collateralized debt	—	38,902
Principal payments on finance lease obligations	(68,788)	(76,100)
Payment related to acquisition of a noncontrolling interest	(7,261)	—
Additions to deferred financing costs	(17,553)	—
Other, net	(5,638)	(7,974)
Net cash provided by financing activities	40,311	115,335
Net increase (decrease) in cash and cash equivalents	60,873	(86,898)
Effect of exchange rate changes on cash and cash equivalents	(817)	548
Net increase (decrease) in cash, cash equivalents and restricted cash	60,056	(86,350)
Cash, cash equivalents and restricted cash at beginning of year	302,338	305,751
Cash, cash equivalents and restricted cash at end of period	$362,394	$219,401
See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$362,101	$302,051
Restricted cash	287	280
Accounts receivable, trade (less allowance for credit losses of $25,010 and $21,915, respectively)	319,895	357,597
Prepaid expenses and other current assets ($407 and $407 due from affiliates, respectively)	289,143	174,859
Derivative contracts	36,886	—
Total current assets	1,008,312	834,787
Property, plant and equipment, net of accumulated depreciation of $8,486,391 and $8,162,442, respectively	8,257,106	8,117,757
Right-of-use operating lease assets	233,621	255,545
Other assets	159,591	195,114
Amortizable intangibles, net of accumulated amortization of $6,041,420 and $5,874,612, respectively	1,096,632	1,259,335
Indefinite-lived cable television franchises	13,216,355	13,216,355
Goodwill	8,044,716	8,044,716
Total assets	$32,016,333	$31,923,609

LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$966,675	$936,950
Interest payable	367,617	274,507
Accrued employee related costs	142,174	182,146
Deferred revenue	76,932	85,018
Debt	316,838	359,407
Other current liabilities ($21,781 and $71,523 due to affiliates, respectively)	319,248	470,097
Total current liabilities	2,189,484	2,308,125
Other liabilities	242,824	221,249
Deferred tax liability	4,844,691	4,851,959
Right-of-use operating lease liability	245,709	264,647
Long-term debt, net of current maturities	24,893,826	24,715,554
Total liabilities	32,416,534	32,361,534
Commitments and contingencies (Note 15)
Member's deficiency (100 membership units issued and outstanding)	(395,817)	(412,836)
Accumulated other comprehensive loss	(6,784)	(12,851)
Total member's deficiency	(402,601)	(425,687)
Noncontrolling interests	2,400	(12,238)
Total deficiency	(400,201)	(437,925)
Total liabilities and member's deficiency	$32,016,333	$31,923,609

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue (including revenue from affiliates of $102, $604, $312 and $682, respectively) (See Note 14)	$2,240,755	$2,324,274	$4,491,690	$4,618,252
Operating expenses:
Programming and other direct costs (including charges from affiliates of $3,147, $3,080, $6,502 and $5,722, respectively) (See Note 14)	719,460	762,280	1,463,347	1,533,999
Other operating expenses (including charges from affiliates of $8,470, $5,119, $20,759 and $9,795, respectively) (See Note 14)	670,542	656,128	1,344,792	1,307,373
Restructuring, impairments and other operating items (See Note 7)	(46,599)	5,178	4,654	34,850
Depreciation and amortization (including impairments)	395,770	418,705	784,161	834,917
	1,739,173	1,842,291	3,596,954	3,711,139
Operating income	501,582	481,983	894,736	907,113
Other income (expense):
Interest expense, net	(442,955)	(406,709)	(880,096)	(795,987)
Gain on investments and sale of affiliate interests, net	—	—	292	192,010
Loss on derivative contracts, net	—	—	—	(166,489)
Gain on interest rate swap contracts, net	13,574	61,165	55,877	46,736
Gain (loss) on extinguishment of debt and write-off of deferred financing costs	—	—	(7,035)	4,393
Other income (loss), net	(1,486)	(1,570)	(3,031)	8,635
	(430,867)	(347,114)	(833,993)	(710,702)
Income before income taxes	70,715	134,869	60,743	196,411
Income tax expense	(49,013)	(48,725)	(51,937)	(79,097)
Net income	21,702	86,144	8,806	117,314
Net income attributable to noncontrolling interests	(6,341)	(7,844)	(14,638)	(13,149)
Net income (loss) attributable to CSC Holdings, LLC sole member	$15,361	$78,300	$(5,832)	$104,165

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$21,702	$86,144	$8,806	$117,314
Other comprehensive income:
Defined benefit pension plans	3,609	5,954	9,434	7,408
Applicable income taxes	(980)	(1,611)	(2,550)	(2,004)
Defined benefit pension plans, net of income taxes	2,629	4,343	6,884	5,404
Foreign currency translation adjustment	(205)	740	(817)	552
Other comprehensive income	2,424	5,083	6,067	5,956
Comprehensive income	24,126	91,227	14,873	123,270
Comprehensive income attributable to noncontrolling interests	(6,341)	(7,844)	(14,638)	(13,149)
Comprehensive income attributable to CSC Holdings, LLC sole member	$17,785	$83,383	$235	$110,121

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER'S DEFICIENCY
(In thousands)
(Unaudited)

	Member's Deficiency	Accumulated Other Comprehensive Loss	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency

Balance at January 1, 2024	$(412,836)	$(12,851)	$(425,687)	$(12,238)	$(437,925)
Net loss attributable to CSC Holdings, LLC sole member	(21,193)	—	(21,193)	—	(21,193)
Net loss attributable to noncontrolling interests	—	—	—	8,297	8,297
Pension liability adjustments, net of income taxes	—	4,255	4,255	—	4,255
Foreign currency translation adjustment	—	(612)	(612)	—	(612)
Share-based compensation expense (equity classified)	6,484	—	6,484	—	6,484
Cash distributions to parent	(3,775)	—	(3,775)	—	(3,775)
Non-cash contributions from parent	5,858	—	5,858	—	5,858
Balance at March 31, 2024	(425,462)	(9,208)	(434,670)	(3,941)	(438,611)
Net income attributable to CSC Holdings, LLC sole member	15,361	—	15,361	—	15,361
Net income attributable to noncontrolling interests	—	—	—	6,341	6,341
Pension liability adjustments, net of income taxes	—	2,629	2,629	—	2,629
Foreign currency translation adjustment	—	(205)	(205)	—	(205)
Share-based compensation expense (equity classified)	15,147	—	15,147	—	15,147
Cash distributions to parent	(863)	—	(863)	—	(863)
Balance at June 30, 2024	$(395,817)	$(6,784)	$(402,601)	$2,400	$(400,201)

Balance at January 1, 2023	$(475,650)	$(8,201)	$(483,851)	$(28,701)	$(512,552)
Net income attributable to CSC Holdings, LLC sole member	25,865	—	25,865	—	25,865
Net income attributable to noncontrolling interests	—	—	—	5,305	5,305
Pension liability adjustments, net of income taxes	—	1,061	1,061	—	1,061
Foreign currency translation adjustment, net of income taxes	—	(188)	(188)	(2)	(190)
Share-based compensation benefit (equity classified)	(8,718)	—	(8,718)	—	(8,718)
Change in noncontrolling interest	(14,166)	—	(14,166)	(8,027)	(22,193)
Other, net	(82)	—	(82)	—	(82)
Balance at March 31, 2023	(472,751)	(7,328)	(480,079)	(31,425)	(511,504)
Net income attributable to CSC Holdings, LLC sole member	78,300	—	78,300	—	78,300
Net income attributable to noncontrolling interests	—	—	—	7,844	7,844
Pension liability adjustments, net of income taxes	—	4,343	4,343	—	4,343
Foreign currency translation adjustment	—	740	740	(2)	738
Share-based compensation expense (equity classified)	9,091	—	9,091	—	9,091
Distributions to noncontrolling interests	—	—	—	(1,077)	(1,077)
Change in noncontrolling interest	175	—	175	400	575
Other, net	(83)	—	(83)	—	(83)
Balance at June 30, 2023	(385,268)	(2,245)	(387,513)	(24,260)	(411,773)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$8,806	$117,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	784,161	834,917
Gain on investments and sale of affiliate interests, net	(292)	(192,010)
Loss on derivative contracts, net	—	166,489
Loss (gain) on extinguishment of debt and write-off of deferred financing costs	7,035	(4,393)
Amortization of deferred financing costs and discounts (premiums) on indebtedness	11,123	18,359
Share-based compensation	30,181	13,253
Deferred income taxes	(9,818)	(113,402)
Decrease in right-of-use assets	22,701	22,925
Allowance for credit losses	45,932	43,946
Other	3,674	9,188
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(8,230)	(10,611)
Prepaid expenses and other assets	(119,050)	(58,842)
Amounts due from and due to affiliates	(49,742)	31,213
Accounts payable and accrued liabilities	(20,953)	(22,816)
Deferred revenue	(835)	6,649
Interest rate swap contracts	1,763	(6,492)
Net cash provided by operating activities	706,456	855,687
Cash flows from investing activities:
Capital expenditures	(683,816)	(1,056,342)
Payments for acquisitions, net of cash acquired	(2,025)	—
Other, net	(52)	(1,578)
Net cash used in investing activities	(685,893)	(1,057,920)
Cash flows from financing activities:
Proceeds from long-term debt	3,775,000	1,900,000
Repayment of debt	(3,635,449)	(1,739,493)
Proceeds from derivative contracts in connection with the settlement of collateralized debt	—	38,902
Principal payments on finance lease obligations	(68,788)	(76,100)
Payment related to acquisition of a noncontrolling interest	(7,261)	—
Additions to deferred financing costs	(17,553)	—
Other, net	(5,638)	(7,974)
Net cash provided by financing activities	40,311	115,335
Net increase (decrease) in cash and cash equivalents	60,874	(86,898)
Effect of exchange rate changes on cash and cash equivalents	(817)	548
Net increase (decrease) in cash, cash equivalents and restricted cash	60,057	(86,350)
Cash, cash equivalents and restricted cash at beginning of year	302,331	305,744
Cash, cash equivalents and restricted cash at end of period	$362,388	$219,394

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
The accompanying consolidated financial statements ("consolidated financial statements") of Altice USA include the accounts of Altice USA and its majority-owned subsidiaries and the accompanying consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. The consolidated balance sheets and statements of operations of Altice USA are essentially identical to the consolidated balance sheets and statements of operations of CSC Holdings, with the following exceptions: Altice USA has additional cash on its consolidated balance sheets and CSC Holdings has a higher deferred tax liability on its consolidated balance sheets.
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
The financial statements of CSC Holdings are included herein as supplemental information as CSC Holdings is not a Securities and Exchange Commission registrant.
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
(Unaudited)
NOTE 3.    ACCOUNTING STANDARDS
Recently Issued But Not Yet Adopted Accounting Pronouncements
ASU No. 2023-07 Segment Reporting—Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities. ASU No. 2023-07 is meant to enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 (year ending December 31, 2024 for us). Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2023-07.
ASU No. 2023-09 Income Taxes—Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes—Improvements to Income Tax Disclosures, which require greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 (year ending December 31, 2025 for us). Early adoption is permitted. We are currently evaluating the impact of adopting ASU No. 2023-09.
NOTE 4.    REVENUE
The following table presents the composition of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Residential:
Broadband	$914,989	$965,865	$1,831,983	$1,922,910
Video	739,445	775,138	1,495,039	1,545,739
Telephony	71,703	76,069	142,668	153,750
Mobile	27,479	18,147	52,372	33,673
Residential revenue	1,753,616	1,835,219	3,522,062	3,656,072
Business services and wholesale	369,290	364,704	734,151	728,345
News and advertising	105,280	113,465	211,005	212,202
Other	12,569	10,886	24,472	21,633
Total revenue	$2,240,755	$2,324,274	$4,491,690	$4,618,252
We are assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collect such taxes from our customers. In instances where the tax is being assessed directly on us, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three and six months ended June 30, 2024, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $53,460 and $108,154, respectively. For the three and six months ended June 30, 2023, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $55,247 and $111,702, respectively.
Customer Contract Costs
Deferred enterprise sales commission costs are included in other current and noncurrent assets in the consolidated balance sheets and totaled $18,827 and $18,109 as of June 30, 2024 and December 31, 2023, respectively.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Concentration of Credit Risk
We did not have a single customer that represented 10% or more of our consolidated revenues for the three and six months ended June 30, 2024 and 2023 or 10% or more of our consolidated net trade receivables at June 30, 2024 and December 31, 2023, respectively.
NOTE 5.    NET INCOME (LOSS) PER SHARE
Basic net income per common share attributable to Altice USA stockholders is computed by dividing net income attributable to Altice USA stockholders by the weighted average number of common stock outstanding during the period. Diluted income per common share attributable to Altice USA stockholders reflects the dilutive effects of stock options, restricted stock, restricted stock units, and deferred cash-denominated awards. For awards that are performance based, the dilutive effect is reflected upon the achievement of the performance criteria. Diluted net loss per common share attributable to Altice USA stockholders excludes the effects of common stock equivalents as they are anti-dilutive.
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income (loss) per share attributable to Altice USA stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Basic weighted average shares outstanding	459,995	454,688	458,682	454,687
Effect of dilution:
Restricted stock	—	—	—	122
Deferred cash-denominated awards	—	—	—	330
Diluted weighted average shares outstanding	459,995	454,688	458,682	455,139

Weighted average shares excluded from diluted weighted average shares outstanding:
Anti-dilutive shares	55,201	43,740	38,953	47,121
Share-based compensation awards whose performance metrics have not been achieved	17,555	24,795	19,725	15,907
Net income (loss) per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Altice USA.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
Our non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2024	2023
Non-Cash Investing and Financing Activities:
Altice USA and CSC Holdings:
Capital expenditures accrued but unpaid	$325,623	$343,903
Notes payable for the purchase of equipment and other assets	50,642	97,235
Right-of-use assets acquired in exchange for finance lease obligations	15,077	83,652
Other	1,384	516
Supplemental Data:
Altice USA and CSC Holdings:
Cash interest paid, net of capitalized interest	779,726	746,856
Income taxes paid, net	176,149	120,189
NOTE 7.    RESTRUCTURING, IMPAIRMENTS AND OTHER OPERATING ITEMS
Our restructuring, impairments and other operating items are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Litigation settlements, net of reimbursements (a)	$(59,750)	$—	$(59,750)	$—
Contract termination costs (b)	4,788	—	41,924	—
Contractual payments for terminated employees	5,869	1,213	11,862	29,232
Facility realignment costs	(1,757)	1,329	3,547	1,711
Impairment of right-of-use operating lease assets	1,935	9,118	2,962	9,123
Other	2,316	(6,482)	4,109	(5,216)
	$(46,599)	$5,178	$4,654	$34,850

(a)Includes a credit resulting from the waiver of a payment obligation in June 2024 related to a patent infringement settlement agreement reached in the fourth quarter of 2022 and a credit resulting from the indemnification from a supplier related to this matter. Offsetting these credits was an expense, net of insurance recoveries, in connection with the settlement of other significant litigation.
(b)Represents costs to early terminate contracts with vendors.
NOTE 8.    GOODWILL AND INTANGIBLE ASSETS
Our amortizable intangible assets primarily consist of customer relationships acquired pursuant to business combinations and represent the value of the business relationship with those customers.
The following table summarizes information relating to our acquired amortizable intangible assets:

	As of June 30, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,076,599	$(4,989,854)	$1,086,745	$6,073,152	$(4,824,140)	$1,249,012	1 to 18 years
Trade names	1,010,000	(1,010,000)	—	1,010,300	(1,010,300)	—	4 to 7 years
Other amortizable intangibles	51,453	(41,566)	9,887	50,495	(40,172)	10,323	1 to 15 years
	$7,138,052	$(6,041,420)	$1,096,632	$7,133,947	$(5,874,612)	$1,259,335

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization expense related to amortizable intangible assets	$83,084	$103,175	$167,108	$208,870
Goodwill and the value of indefinite-lived cable franchises acquired in business combinations are not amortized. Rather, such assets are tested for impairment annually, as of October 1, or whenever events or changes in circumstances indicate that it is more likely than not that the assets may be impaired. The carrying amount of indefinite-lived cable franchise rights was $13,216,355 and goodwill was $8,044,716 as of June 30, 2024 and December 31, 2023.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
NOTE 9.    DEBT
The following table provides details of our outstanding debt:

		Interest Rate at June 30, 2024	June 30, 2024		December 31, 2023
Date Issued	Maturity Date		Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
May 23, 2014 (g)			$—	$—	$750,000	$742,746
October 18, 2018	April 1, 2028	7.500%	4,118	4,115	4,118	4,114
November 27, 2018	April 1, 2028	7.500%	1,045,882	1,045,029	1,045,882	1,044,933
July 10 and October 7, 2019	January 15, 2030	5.750%	2,250,000	2,274,067	2,250,000	2,275,915
June 16 and August 17, 2020	December 1, 2030	4.625%	2,325,000	2,357,005	2,325,000	2,359,078
May 13, 2021	November 15, 2031	5.000%	500,000	498,602	500,000	498,525
			6,125,000	6,178,818	6,875,000	6,925,311
CSC Holdings Senior Guaranteed Notes:
September 23, 2016	April 15, 2027	5.500%	1,310,000	1,308,030	1,310,000	1,307,709
January 29, 2018	February 1, 2028	5.375%	1,000,000	996,388	1,000,000	995,940
January 24, 2019	February 1, 2029	6.500%	1,750,000	1,748,257	1,750,000	1,748,098
June 16, 2020	December 1, 2030	4.125%	1,100,000	1,096,716	1,100,000	1,096,499
August 17, 2020	February 15, 2031	3.375%	1,000,000	997,708	1,000,000	997,556
May 13, 2021	November 15, 2031	4.500%	1,500,000	1,495,833	1,500,000	1,495,598
April 25, 2023	May 15, 2028	11.250%	1,000,000	994,604	1,000,000	994,072
January 25, 2024	January 31, 2029	11.750%	2,050,000	2,032,279	—	—
			10,710,000	10,669,815	8,660,000	8,635,472
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility (b)	July 13, 2027	7.679%	1,800,000	1,797,091	825,000	821,632
Term Loan B (f)			—	—	1,520,483	1,518,530
Incremental Term Loan B-3 (f)			—	—	521,744	520,988
Incremental Term Loan B-5 (c)	April 15, 2027	7.943%	2,872,500	2,862,773	2,887,500	2,876,131
Incremental Term Loan B-6 (d)	January 15, 2028	9.829%	1,976,918	1,942,579	1,986,928	1,948,503
			6,649,418	6,602,443	7,741,655	7,685,784
Lightpath Senior Notes:
September 29, 2020	September 15, 2028	5.625%	415,000	409,681	415,000	409,136
Lightpath Senior Secured Notes:
September 29, 2020	September 15, 2027	3.875%	450,000	445,111	450,000	444,410
Lightpath Term Loan (e)	November 30, 2027	8.693%	579,000	570,127	582,000	571,898
Lightpath Revolving Credit Facility			—	—	—	—
			1,444,000	1,424,919	1,447,000	1,425,444
Finance lease obligations			174,645	174,645	228,356	228,356
Notes payable and supply chain financing			160,024	160,024	174,594	174,594
			25,263,087	25,210,664	25,126,605	25,074,961
Less: current portion of credit facility debt			(56,019)	(56,019)	(61,177)	(61,177)
Less: current portion of finance lease obligations			(100,795)	(100,795)	(123,636)	(123,636)
Less: current portion of notes payable and supply chain financing			(160,024)	(160,024)	(174,594)	(174,594)
			(316,838)	(316,838)	(359,407)	(359,407)
Long-term debt			$24,946,249	$24,893,826	$24,767,198	$24,715,554

(a)The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums.
(b)At June 30, 2024, $133,708 of the revolving credit facility was restricted for certain letters of credit issued on our behalf and $541,292 of the $2,475,000 facility was undrawn and available, subject to covenant limitations. The revolving credit facility bears interest at a rate of Secured Overnight Financing Rate ("SOFR") (plus a credit adjustment spread of 0.10%) plus 2.25% per annum.

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
CSC Holdings Revolving Credit Facility
During the six months ended June 30, 2024, CSC Holdings borrowed $1,725,000 under its revolving credit facility and repaid $750,000 of amounts outstanding under the revolving credit facility.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Debt Compliance
As of June 30, 2024, CSC Holdings and Lightpath were in compliance with applicable financial covenants under their respective credit facilities and with applicable financial covenants under each respective indenture by which the senior guaranteed notes, senior secured notes and senior notes were issued.
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
The following is a rollforward of the outstanding balances relating to our supply chain financing arrangement:

Balance as of December 31, 2023	$174,454
Purchases financed	50,642
Repayments	(65,072)
Balance as of June 30, 2024	$160,024
Summary of Debt Maturities
The future principal payments under our various debt obligations outstanding as of June 30, 2024, including notes payable and supply chain financing, but excluding finance lease obligations, are as follows:

2024	$137,392
2025	106,662
2026	56,019
2027	6,941,519
2028 (a)	5,371,850
Thereafter	12,475,000

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
As of June 30, 2024, we did not hold and have not issued equity derivative instruments for trading or speculative purposes.
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
The following represents the location of the assets associated with our derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at
		June 30, 2024	December 31, 2023
Asset Derivatives:
Interest rate swap contracts	Derivative contracts	$36,886	$—
Interest rate swap contracts	Other assets, long-term	74,265	112,914
		$111,151	$112,914
The following table presents certain consolidated statement of operations data related to our derivative contracts and the underlying Comcast common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss on derivative contracts related to change in the value of equity derivative contracts related to Comcast common stock	$—	$—	$—	$(166,489)
Change in the fair value of Comcast common stock included in gain on investments	—	—	—	192,010
Gain on interest rate swap contracts, net	13,574	61,165	55,877	46,736
Interest Rate Swap Contract
The following is a summary of the terms of our interest rate swap contracts:

Maturity Date	Notional Amount	Company Pays	Company Receives

CSC Holdings:
January 2025	$500,000	Fixed rate of 1.3281%	One-month SOFR
January 2025	500,000	Fixed rate of 1.4223%	One-month SOFR
January 2025	500,000	Fixed rate of 1.2567%	One-month SOFR
December 2026	750,000	Fixed rate of 2.7129%	One-month SOFR
December 2026	750,000	Fixed rate of 2.6999%	One-month SOFR
Lightpath:
December 2026	300,000	Fixed rate of 2.11%	One-month SOFR
December 2026	180,000	Fixed rate of 3.523%	One-month SOFR

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
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis and their classification under the fair value hierarchy:

	Fair Value Hierarchy	June 30, 2024	December 31, 2023
Assets:
Money market funds	Level I	$204,033	$49,541
Interest rate swap contracts	Level II	111,151	112,914
Liabilities:
Contingent consideration related to acquisitions	Level III	2,208	2,037
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
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate:
Credit Facility Debt, Senior Notes, Senior Guaranteed Notes, Senior Secured Notes, Notes Payable, and Supply Chain Financing
The fair values of each of our debt instruments are based on quoted market prices of these instruments. The fair value of notes payable is based primarily on the present value of the remaining payments discounted at the borrowing cost. The carrying value of outstanding amounts related to supply chain financing agreements approximates the fair value due to their short-term maturity (less than one year).
The carrying values, estimated fair values, and classification under the fair value hierarchy of our financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized below:

		June 30, 2024		December 31, 2023
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

Credit facility debt	Level II	$7,172,570	$7,228,418	$8,257,682	$8,323,654
Senior guaranteed notes and senior secured notes	Level II	11,114,926	8,357,275	9,079,882	7,784,288
Senior notes	Level II	6,588,499	2,735,575	7,334,447	4,932,931
Notes payable and supply chain financing	Level II	160,024	160,024	174,594	174,594
		$25,036,019	$18,481,292	$24,846,605	$21,215,467

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
For the three and six months ended June 30, 2024, we recorded a tax expense of $49,013 and $51,937 on pre-tax income of $70,715 and $60,743, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to the impact of increased state tax expense, primarily from a discrete adjustment during the three months ended June 30, 2024 of $19,472 from the enacted corporate tax rate increase in New Jersey. In addition, the higher rate is due to the impact of certain non-deductible expenses and tax deficiencies on share-based compensation.
For the three and six months ended June 30, 2023, we recorded a tax expense of $48,725 and $79,097 on pre-tax income of $134,869 and $196,411, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses, state tax expense, and tax deficiencies on share-based compensation.
NOTE 13.    SHARE-BASED COMPENSATION
The following table presents share-based compensation expense (benefit) and unrecognized compensation cost:

	Share-Based Compensation				Unrecognized Compensation Cost as of June 30, 2024
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Awards issued pursuant to LTIP:
Stock option awards (a)	$907	$(1,082)	$(781)	$(6,667)	$3,928
Performance stock units (a)	(489)	(608)	(2,219)	(7,806)	4,249
Restricted share units	13,755	9,521	23,507	12,917	69,108
Cash denominated performance awards	1,636	1,977	6,928	2,303	27,624
Other	615	6,068	2,746	12,506	2,825
	$16,424	$15,876	$30,181	$13,253	$107,734

(a)The benefit for the six months ended June 30, 2023 includes credits due to the modification of awards to certain former executive officers and other forfeitures.
Restricted Share Units
The following table summarizes activity related to restricted share units granted to our employees:

Number of Units
Balance at December 31, 2023	22,493,888
Granted	18,436,007
Vested	(4,299,223)
Forfeited	(2,931,557)
Balance at June 30, 2024	33,699,115

Cash Denominated Performance Awards
The following table summarizes activity related to cash denominated performance award granted to our employees:

Number of Units
Balance at December 31, 2023	48,492,500
Forfeited	(5,320,000)
Balance at June 30, 2024	43,172,500

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
Lightpath Plan Awards
As of June 30, 2024, 505,834 Class A-1 management incentive units and 286,635 Class A-2 management incentive units ("Award Units") granted to certain employees of Lightpath were outstanding. Vested units will be redeemed upon a partial exit, a change in control or the completion of an initial public offering, as defined in the Holdings LLC agreement. The grant date fair value of the Award Units outstanding aggregated $30,018 and will be expensed in the period in which a partial exit or a liquidity event is consummated.
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
The following table summarizes the revenue and expenses related to services provided to or received from affiliates and related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$102	$604	$312	$682
Operating expenses:
Programming and other direct costs	(3,147)	(3,080)	(6,502)	(5,722)
Other operating expenses, net	(8,470)	(5,119)	(20,759)	(9,795)
Operating expenses, net	(11,617)	(8,199)	(27,261)	(15,517)
Net charges	$(11,515)	$(7,595)	$(26,949)	$(14,835)
Capital expenditures	$9,213	$34,758	$59,306	$62,892
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)
Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	June 30, 2024	December 31, 2023
Due from:
Altice Europe	$137	$137
Other affiliates and related parties	270	270
	$407	$407
Due to:
Altice Europe	$21,781	$71,523
	$21,781	$71,523

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
CSC Holdings
During the three and six months ended June 30, 2024, CSC Holdings made cash equity distribution payments to its parent of $863 and $4,638, respectively, and received non-cash equity contributions from its parent of $5,858 for the six months ended June 30, 2024. During the three and six months ended June 30, 2023, CSC Holdings made cash equity distribution payments to its parent of $83 and $166, respectively.
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
The Warner Matter followed a similar complaint filed in December 2022 by BMG Rights Management (US) LLC, UMG Recordings, Inc., Capitol Records, LLC, Concord Music Group, Inc., and Concord Bicycle Assets, LLC (collectively, the “BMG Plaintiffs”) in the U.S. District Court for the Eastern District of Texas (the “BMG Matter”) alleging that certain of our Internet subscribers directly infringed over 8,000 of the BMG Plaintiffs’ copyrighted works. The BMG Plaintiffs sought to hold us liable for claims of contributory infringement of copyright and vicarious copyright infringement. The BMG Plaintiffs claimed that our alleged secondary infringement was willful and sought substantial statutory damages. On July 1, 2024, we and the BMG Plaintiffs settled this lawsuit and as part of the settlement we expect a stipulation of dismissal with prejudice to be filed by the parties on or before August 20, 2024. The settlement amount was accrued for as of June 30, 2024.
We intend to and are vigorously defending against the claims in the Warner Matter. In addition to contesting the claims of liability, we have an affirmative defense under the Digital Millennium Copyright Act that, if successful, would preclude or limit monetary damages against us in connection with some or all of the Warner Plaintiffs’ asserted claims. There can be no assurance as to the outcome of this litigation. We may incur significant costs in defending this action, and if we need to take measures to reduce our exposure to these risks or are required to pay damages in relation to such claims or choose to settle such claims, our business, reputation, financial condition and results of operations could be materially adversely affected.
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
NOTE 16.    SUPPLEMENTAL INFORMATION
For financing purposes, CSC Holdings is structured as a restricted group (the "Restricted Group") and an unrestricted group, which includes certain designated subsidiaries and investments (the "Unrestricted Group"). The Restricted Group is comprised of CSC Holdings and substantially all of its wholly-owned operating subsidiaries. These Restricted Group subsidiaries are subject to the covenants and restrictions of the CSC Holdings’ credit facility and indentures governing the notes issued by CSC Holdings.
Presented below is financial information that reflects the financial condition and results of operations of CSC Holdings and its Restricted Subsidiaries separate from the financial condition and results of operations of CSC Holdings' Unrestricted Subsidiaries as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023. The financial information may not necessarily be indicative of the financial condition and results of operations had the Unrestricted Subsidiaries operated as independent entities.

	As of June 30, 2024
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
ASSETS
Current assets	$960,777	$126,687	$(79,152)	$1,008,312
Long term assets	29,519,726	1,501,714	(13,419)	31,008,021
Total assets	$30,480,503	$1,628,401	$(92,571)	$32,016,333

LIABILITIES AND MEMBER'S DEFICIENCY
Current liabilities	$2,082,390	$189,298	$(82,204)	$2,189,484
Long-term debt, net of current maturities	23,474,905	1,418,921	—	24,893,826
Long-term liabilities	5,200,730	142,511	(10,017)	5,333,224
Total liabilities	30,758,025	1,750,730	(92,221)	32,416,534

Total member's deficiency	(277,522)	(124,979)	(100)	(402,601)
Noncontrolling interests	—	2,650	(250)	2,400
Total deficiency	(277,522)	(122,329)	(350)	(400,201)
Total liabilities and member's deficiency	$30,480,503	$1,628,401	$(92,571)	$32,016,333

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30, 2024
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Revenue	$2,125,225	$117,470	$(1,940)	$2,240,755
Operating expenses	1,656,798	84,327	(1,952)	1,739,173
Operating income	468,427	33,143	12	501,582
Other expense, net	(409,566)	(20,584)	(717)	(430,867)
Income (loss) before income taxes	58,861	12,559	(705)	70,715
Income tax expense	(47,490)	(1,523)	—	(49,013)
Net income (loss)	11,371	11,036	(705)	21,702
Net loss (income) attributable to noncontrolling interests	—	(6,969)	628	(6,341)
Net income (loss) attributable to CSC Holdings, LLC sole member	$11,371	$4,067	$(77)	$15,361

	Six Months Ended June 30, 2024
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Revenue	$4,266,308	$229,364	$(3,982)	$4,491,690
Operating expenses	3,436,561	164,398	(4,005)	3,596,954
Operating income	829,747	64,966	23	894,736
Other expense, net	(796,674)	(35,687)	(1,632)	(833,993)
Income (loss) before income taxes	33,073	29,279	(1,609)	60,743
Income tax expense	(48,301)	(3,636)	—	(51,937)
Net income (loss)	(15,228)	25,643	(1,609)	8,806
Net loss (income) attributable to noncontrolling interests	—	(16,089)	1,451	(14,638)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(15,228)	$9,554	$(158)	$(5,832)

	Three Months Ended June 30, 2023
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Revenue	$2,217,999	$108,902	$(2,627)	$2,324,274
Operating expenses	1,776,796	68,133	(2,638)	1,842,291
Operating income	441,203	40,769	11	481,983
Other expense, net	(324,732)	(14,549)	(7,833)	(347,114)
Income (loss) before income taxes	116,471	26,220	(7,822)	134,869
Income tax expense	(41,971)	(6,754)	—	(48,725)
Net income (loss)	74,500	19,466	(7,822)	86,144
Net loss (income) attributable to noncontrolling interests	(679)	(8,489)	1,324	(7,844)
Net income (loss) attributable to CSC Holdings, LLC sole member	$73,821	$10,977	$(6,498)	$78,300

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Six Months Ended June 30, 2023
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Revenue	$4,405,452	$217,150	$(4,350)	$4,618,252
Operating expenses	3,570,223	145,288	(4,372)	3,711,139
Operating income	835,229	71,862	22	907,113
Other expense, net	(689,263)	(3,088)	(18,351)	(710,702)
Income (loss) before income taxes	145,966	68,774	(18,329)	196,411
Income tax expense	(67,248)	(11,849)	—	(79,097)
Net income (loss)	78,718	56,925	(18,329)	117,314
Net loss (income) attributable to noncontrolling interests	(1,214)	(13,757)	1,822	(13,149)
Net income (loss) attributable to CSC Holdings, LLC sole member	$77,504	$43,168	$(16,507)	$104,165

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
•the outcome of litigation, government investigations and other proceedings; and
•other risks and uncertainties inherent in our cable and broadband communications businesses and our other businesses, including those listed under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 14, 2024 (the "Annual Report").
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
Overview
Our Business
We principally provide broadband communications and video services in the United States and market our services primarily under the Optimum brand. We deliver broadband, video, telephony, and mobile services to approximately 4.7 million residential and business customers across our footprint. Our footprint extends across 21 states (primarily in the New York metropolitan area and various markets in the south-central United States) through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a fiber-to-the-home ("FTTH") network with approximately 9.7 million total passings as of June 30, 2024. Additionally, we offer news programming and advertising services.
Key Factors Impacting Operating Results and Financial Condition
Our future performance is dependent, to a large extent, on the impact of direct competition, general economic conditions (including capital and credit market conditions), our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers. For more information, see "Risk Factors" and "Business-Competition" included in our Annual Report and the cautionary statement regarding forward-looking statements included in this Quarterly Report.
We derive revenue principally through monthly charges to residential customers of our broadband, video, telephony and mobile services. We also derive revenue from digital video recorder, video-on-demand ("VOD"), pay-per-view, installation and home shopping commissions. Our residential broadband, video, telephony and mobile services accounted for approximately 41%, 33%, 3%, and 1%, respectively, of our consolidated revenue for the six months ended June 30, 2024. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and small and medium-sized business ("SMB") customers, including broadband, telephony, networking, video, and mobile services. For the six months ended June 30, 2024, 16% of our consolidated revenue was derived from these business services. In addition, we derive revenue from the sale of advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), digital advertising, data analytics and affiliation fees for news programming, which accounted for approximately 5% of our consolidated revenue for the six months ended June 30, 2024. Our other revenue for the six months ended June 30, 2024, which includes mobile equipment revenue, accounted for less than 1% of our consolidated revenue.
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
We operate in a highly competitive consumer-driven industry and we compete against a variety of broadband, video, mobile, fixed wireless broadband and fixed-line telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, fiber-based service providers, satellite delivered video signals, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. Our competitors include AT&T, Inc., DirecTV, DISH Network Corporation, Frontier Communications Parent, Inc., Lumen Technologies, Inc., T-Mobile US, Inc., and Verizon Communications Inc. Consumers' selection of an alternate source of service, whether due to economic constraints, technological advances, or preference, negatively impacts the demand for our services. For more information on our competitive landscape, see "Risk Factors" and "Business-Competition" included in our Annual Report on Form 10-K.
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
We also use Free Cash Flow (defined as net cash flows from operating activities less cash capital expenditures) as a liquidity measure. We believe this measure is useful to investors in evaluating our ability to service our debt and make continuing investments with internally generated funds, although it may not be directly comparable to similar measures reported by other companies.

Results of Operations (unaudited)

	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
	2024	2023		2024	2023
Revenue:
Broadband	$914,989	$965,865	$(50,876)	$1,831,983	$1,922,910	$(90,927)
Video	739,445	775,138	(35,693)	1,495,039	1,545,739	(50,700)
Telephony	71,703	76,069	(4,366)	142,668	153,750	(11,082)
Mobile	27,479	18,147	9,332	52,372	33,673	18,699
Residential revenue	1,753,616	1,835,219	(81,603)	3,522,062	3,656,072	(134,010)
Business services and wholesale	369,290	364,704	4,586	734,151	728,345	5,806
News and advertising	105,280	113,465	(8,185)	211,005	212,202	(1,197)
Other	12,569	10,886	1,683	24,472	21,633	2,839
Total revenue	2,240,755	2,324,274	(83,519)	4,491,690	4,618,252	(126,562)
Operating expenses:
Programming and other direct costs	719,460	762,280	42,820	1,463,347	1,533,999	70,652
Other operating expenses	670,542	656,128	(14,414)	1,344,792	1,307,373	(37,419)
Restructuring, impairments and other operating items	(46,599)	5,178	51,777	4,654	34,850	30,196
Depreciation and amortization (including impairments)	395,770	418,705	22,935	784,161	834,917	50,756
Operating income	501,582	481,983	19,599	894,736	907,113	(12,377)
Other income (expense):
Interest expense, net	(442,955)	(406,709)	(36,246)	(880,096)	(795,987)	(84,109)
Gain on investments and sale of affiliate interests, net	—	—	—	292	192,010	(191,718)
Loss on derivative contracts, net	—	—	—	—	(166,489)	166,489
Gain on interest rate swap contracts, net	13,574	61,165	(47,591)	55,877	46,736	9,141
Gain (loss) on extinguishment of debt and write-off of deferred financing costs	—	—	—	(7,035)	4,393	(11,428)
Other income (loss), net	(1,486)	(1,570)	84	(3,031)	8,635	(11,666)
Income before income taxes	70,715	134,869	(64,154)	60,743	196,411	(135,668)
Income tax expense	(49,013)	(48,725)	(288)	(51,937)	(79,097)	27,160
Net income	21,702	86,144	(64,442)	8,806	117,314	(108,508)
Net income attributable to noncontrolling interests	(6,341)	(7,844)	1,503	(14,638)	(13,149)	(1,489)
Net income (loss) attributable to Altice USA, Inc. stockholders	$15,361	$78,300	$(62,939)	$(5,832)	$104,165	$(109,997)

The following is a reconciliation of net income to Adjusted EBITDA (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$21,702	$86,144	$8,806	$117,314
Income tax expense	49,013	48,725	51,937	79,097
Other loss (income), net	1,486	1,570	3,031	(8,635)
Gain on interest rate swap contracts, net	(13,574)	(61,165)	(55,877)	(46,736)
Loss on derivative contracts, net	—	—	—	166,489
Gain on investments and sale of affiliates interests, net	—	—	(292)	(192,010)
Loss (gain) on extinguishment of debt and write-off of deferred financing costs	—	—	7,035	(4,393)
Interest expense, net	442,955	406,709	880,096	795,987
Depreciation and amortization	395,770	418,705	784,161	834,917
Restructuring, impairments and other operating items	(46,599)	5,178	4,654	34,850
Share-based compensation	16,424	15,876	30,181	13,253
Adjusted EBITDA	$867,177	$921,742	$1,713,732	$1,790,133
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net cash flows from operating activities	$306,794	$438,841	$706,455	$855,687
Less: Capital expenditures (cash)	347,721	473,445	683,816	1,056,342
Free Cash Flow (Deficit)	$(40,927)	$(34,604)	$22,639	$(200,655)

The following table sets forth certain customer metrics (unaudited):

	June 30, 2024	March 31, 2024	June 30, 2023

	(in thousands)
Total passings (a)	9,746.4	9,679.3	9,578.6
Total customer relationships (b)	4,652.0	4,706.5	4,810.5
Residential	4,272.3	4,326.8	4,429.5
SMB	379.7	379.7	381.0
Residential customers:
Broadband	4,088.7	4,139.7	4,227.0
Video	2,021.9	2,094.7	2,312.2
Telephony	1,391.1	1,452.1	1,640.8
Penetration of total passings (c)	47.7%	48.6%	50.2%
Average revenue per user ("ARPU") (d)	$135.95	$135.67	$137.44
Total mobile lines	384.5	351.6	264.2

FTTH total passings (e)	2,842.0	2,780.0	2,659.5
FTTH customer relationships (f)	434.1	394.6	249.7
FTTH Residential	422.7	385.2	245.9
FTTH SMB	11.4	9.4	3.9
Penetration of FTTH total passings (g)	15.3%	14.2%	9.4%

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
(b)Represents number of households/businesses that receive at least one of our fixed-line services. Customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets on our HFC and FTTH network.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group.  Most of these accounts are also not entirely free, as they typically generate revenue through pay-per-view or other pay services and certain equipment fees.  Free status is not granted to regular customers as a promotion.  In counting bulk residential customers, such as an apartment building, we count each subscribing unit within the building as one customer, but do not count the master account for the entire building as a customer. We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual rooms at that hotel. Total customer relationships exclude mobile-only customer relationships.
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
(f)Represents number of households/businesses that receive at least one of our fixed-line services on our FTTH network. FTTH customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets on our FTTH network. Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group.  Most of these accounts are also not entirely free, as they typically generate revenue through pay-per view or other pay services and certain equipment fees.  Free status is not granted to regular customers as a promotion.  In counting bulk residential customers, such as an apartment building, we count each subscribing unit within the building as one customer, but do not count the master account for the entire building as a customer. We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual rooms at that hotel.
(g)Represents the number of total FTTH customer relationships divided by FTTH total passings.

Comparison of Results for the Three and Six Months Ended June 30, 2024 compared to the Three and Six Months Ended June 30, 2023
Broadband Revenue
Broadband revenue for the three and six months ended June 30, 2024 was $914,989 and $1,831,983, respectively, and $965,865 and $1,922,910, for the three and six months ended June 30, 2023, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services.
Broadband revenue decreased $50,876 (5%) and $90,927 (5%) for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The decreases were due primarily to decreases in broadband customers and lower average recurring broadband revenue per broadband customer, despite sequential quarterly broadband ARPU growth in 2024.
Video Revenue
Video revenue for the three and six months ended June 30, 2024 was $739,445 and $1,495,039, respectively, and $775,138 and $1,545,739, for the three and six months ended June 30, 2023, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services.
Video revenue decreased $35,693 (5%) and $50,700 (3%) for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The decreases were due primarily to declines in video customers, partially offset by higher average recurring video revenue per video customer, primarily driven by certain rate increases.
Telephony Revenue
Telephony revenue for the three and six months ended June 30, 2024 was $71,703 and $142,668, respectively, and $76,069 and $153,750 for the three and six months ended June 30, 2023, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services.
Telephony revenue decreased $4,366 (6%) and $11,082 (7%) for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The decreases were due to declines in telephony customers, partially offset by higher average recurring revenue per telephony customer.
Mobile Service Revenue
Mobile service revenue for the three and six months ended June 30, 2024 was $27,479 and $52,372, respectively, and $18,147 and $33,673 for the three and six months ended June 30, 2023, respectively.
The increases of $9,332 (51%) and $18,699 (56%) for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 were due primarily to increases in mobile customers, as well as declines in customers receiving free service as compared to the prior year.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three and six months ended June 30, 2024 was $369,290 and $734,151, respectively, and $364,704 and $728,345 for the three and six months ended June 30, 2023, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber-based telecommunications services to the business market, and the sale of broadband, video, telephony, and mobile services to SMB customers.
Business services and wholesale revenue increased $4,586 (1%) and $5,806 (1%) for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The increases were due to higher revenue from our Lightpath business primarily due to increases in Ethernet and indefeasible right of use contract fee revenue. These increases were partially offset by decreases in wholesale revenue.
News and Advertising Revenue
News and advertising revenue for the three and six months ended June 30, 2024 was $105,280 and $211,005, respectively, and $113,465 and $212,202 for the three and six months ended June 30, 2023, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), (ii) digital advertising, (iii) data analytics, and (iv) affiliation fees for news programming.

News and advertising revenue decreased $8,185 (7%) and $1,197 (1%) for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023. The decreases were primarily due to decreases in linear advertising.
Other Revenue
Other revenue for the three and six months ended June 30, 2024 was $12,569 and $24,472, respectively, and $10,886 and $21,633 for the three and six months ended June 30, 2023, respectively. Other revenue includes revenue from sales of mobile equipment and other miscellaneous revenue streams.
Programming and Other Direct Costs
Programming and other direct costs for the three and six months ended June 30, 2024 amounted to $719,460 and $1,463,347, respectively, and $762,280 and $1,533,999 for the three and six months ended June 30, 2023, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs are impacted by increases in contractual rates, changes in the number of customers receiving certain programming services, and new channel launches. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the cost of media for advertising spots sold, the cost of mobile devices sold to our customers and direct costs of providing mobile services.
The decreases in programming and other direct costs of $42,820 (6%) and $70,652 (5%) for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 were primarily attributable to the following:

	Three Months	Six Months
Decrease in programming costs primarily due to lower video customers, partially offset by net contractual rate increases	$(47,611)	$(92,276)
Increase (decrease) in costs of media advertising spots for resale, primarily for linear and digital spots	(5,904)	423
Increase in cost of goods sold primarily in our mobile business	6,573	10,533
Increase in taxes and surcharges due primarily to refunds recognized in the 2023 periods	5,045	6,724
Other net increases (decreases)	(923)	3,944
	$(42,820)	$(70,652)
Programming costs
Programming costs aggregated $575,125 and $1,170,827, respectively, for the three and six months ended June 30, 2024 and $622,736 and $1,263,103 for the three and six months ended June 30, 2023, respectively. Our programming costs in 2024 will continue to be impacted by changes in the number of video customers, and by changes in programming rates, which we expect will increase.
Other Operating Expenses
Other operating expenses for the three and six months ended June 30, 2024 amounted to $670,542 and $1,344,792, respectively, and $656,128 and $1,307,373 for the three and six months ended June 30, 2023, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
Customer installation and network repair and maintenance costs may fluctuate as a result of changes in the level of capitalizable activities, maintenance activities and the utilization of contractors as compared to employees. Costs associated with the initial deployment of new customer premise equipment necessary to provide services are capitalized. The costs of redeployment of customer premise equipment are expensed as incurred.

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
The increases in other operating expenses of $14,414 (2%) and $37,419 (3%) for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 were attributable to the following:

	Three Months	Six Months
Increase in share-based compensation costs	$548	$16,928
Increase in consulting costs	6,944	16,194
Increase in repairs and maintenance costs	2,470	9,381
Increase in legal fees	6,381	7,740
Increase in marketing expenses	9,754	5,652
Net decrease in labor costs and benefits primarily from an increase in capitalizable activity	(13,571)	(25,411)
Other net increases	1,888	6,935
	$14,414	$37,419
Restructuring, Impairments and Other Operating Items
Restructuring, impairments and other operating items for the three and six months ended June 30, 2024 amounted to $(46,599) and $4,654, respectively, as compared to $5,178 and $34,850 for the three and six months ended June 30, 2023, respectively, and comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Litigation settlements, net of reimbursements (a)	$(59,750)	$—	$(59,750)	$—
Contract termination costs (b)	4,788	—	41,924	—
Contractual payments for terminated employees	5,869	1,213	11,862	29,232
Facility realignment costs	(1,757)	1,329	3,547	1,711
Impairment of right-of-use operating lease assets	1,935	9,118	2,962	9,123
Other	2,316	(6,482)	4,109	(5,216)
	$(46,599)	$5,178	$4,654	$34,850

(a)Includes a credit resulting from the waiver of a payment obligation in June 2024 related to a patent infringement settlement agreement reached in the fourth quarter of 2022 and a credit resulting from the indemnification from a supplier related to this matter. Offsetting these credits was an expense, net of insurance recoveries, in connection with the settlement of other significant litigation.
(b)Represents costs to early terminate contracts with vendors.
Depreciation and Amortization
Depreciation and amortization for the three and six months ended June 30, 2024 amounted to $395,770 and $784,161, respectively, as compared to $418,705 and $834,917 for the three and six months ended June 30, 2023, respectively.
The decreases in depreciation and amortization of $22,935 (5%) and $50,756 (6%) for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, respectively, were due to lower expense resulting from certain assets becoming fully amortized, partially offset by higher depreciation expense resulting from asset additions.
Adjusted EBITDA
Adjusted EBITDA amounted to $867,177 and $1,713,732 for the three and six months ended June 30, 2024, respectively, as compared to $921,742 and $1,790,133 for the three and six months ended June 30, 2023, respectively.

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
The decreases in Adjusted EBITDA of $54,565 (6%) and $76,401 (4%) for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 were due to decreases in revenue, partially offset by decreases in operating expenses during 2024 (excluding depreciation and amortization, restructuring, impairments and other operating items and share-based compensation), as discussed above.
Free Cash Flow (Deficit)
Free Cash Flow (Deficit) was $(40,927) and $22,639 for the three and six months ended June 30, 2024 as compared to $(34,604) and $(200,655) for the three and six months ended June 30, 2023. The increase (decrease) in Free Cash Flow of $(6,323) and $223,294 for the three and six month periods were due to decreases in capital expenditures and decreases in net cash provided by operating activities.
Interest Expense, net
Interest expense, net was $442,955 and $880,096 for the three and six months ended June 30, 2024, respectively, as compared to $406,709 and $795,987 for the same periods in the prior year. The increases of $36,246 (9%) and $84,109 (11%) for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 were attributable to the following:

	Three Months	Six Months
Increase primarily due to an increase in interest rates	$36,334	$84,329
Lower capitalized interest related to FTTH network construction	3,540	7,145
Decrease related to interest income	(215)	(127)
Other net decreases, primarily amortization of deferred financing costs and original issue discounts	(3,413)	(7,238)
	$36,246	$84,109
Gain on Investments and sale of affiliate interests, net
Gain on investments and sale of affiliate interests, net was $292 for the six months ended June 30, 2024 compared to $192,010 for the six months ended June 30, 2023. The gain in the 2023 period consisted primarily of the increase in the fair value of the Comcast common stock we owned through January 24, 2023. The effects of this gain were partially offset by the loss on the related equity derivative contracts, net described below.
Loss on Derivative Contracts, net
Loss on derivative contracts, net amounted to $166,489 for the six months ended June 30, 2023. The loss included realized and unrealized gains or losses due to the change in fair value of equity derivative contracts relating to the Comcast common stock we owned through January 24, 2023. The effects of this loss were partially offset by the gain on investment securities pledged as collateral, which is included in gain on investments and sale of affiliate interests, net, discussed above.
Gain on Interest Rate Swap Contracts, net
Gain on interest rate swap contracts, net was $13,574 and $55,877 for the three and six months ended June 30, 2024, respectively, compared to $61,165 and $46,736 for the three and six months ended June 30, 2023, respectively. These amounts represent the change in the fair value of our interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes.
Gain (Loss) on Extinguishment of Debt and Write-off of Deferred Financing Costs
Gain (loss) on extinguishment of debt and write-off of deferred financing costs amounted to $(7,035) and $4,393 for the six months ended June 30, 2024 and 2023, respectively.

The following table provides a summary of the gain (loss) on extinguishment of debt and the write-off of deferred financing costs:

	Six months ended June 30,
	2024	2023
Settlement of collateralized debt	$—	$4,393
Repayment of CSC Holdings Term Loan B and Incremental Term Loan B-3	(2,598)	—
Redemption of 5.250% Senior Notes and 5.250% Series B Senior Notes due June 2024	(4,437)	$—
	$(7,035)	$4,393
Other Income (Loss), net
Other income (loss), net amounted to $(1,486) and $(3,031) for the three and six months ended June 30, 2024 compared to $(1,570) and $8,635 for the three and six months ended June 30, 2023. These amounts include the non-service benefit or cost components of our pension plans and for the six months ended June 30, 2023 the amount includes dividends received on Comcast common stock we owned through January 24, 2023.
Income Tax Expense
For the three and six months ended June 30, 2024, Altice USA recorded a tax expense of $49,013 and $51,937 on pre-tax income of $70,715 and $60,743, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to the impact of increased state tax expense, primarily from a discrete adjustment during the three months ended June 30, 2024 of $19,472 from the enacted corporate tax rate increase in New Jersey. In addition, the higher rate is due to the impact of certain non-deductible expenses and tax deficiencies on share-based compensation.
For the three and six months ended June 30, 2023, Altice USA recorded a tax expense of $48,725 and $79,097 on pre-tax income of $134,869 and $196,411, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses, state tax expense, and tax deficiencies on share-based compensation.
CSC HOLDINGS, LLC
The following is a reconciliation of CSC Holdings' net income to Adjusted EBITDA (unaudited):

	CSC Holdings
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$21,702	$86,144	$8,806	$117,314
Income tax expense	49,013	48,725	51,937	79,097
Other loss (income), net	1,486	1,570	3,031	(8,635)
Gain on interest rate swap contracts, net	(13,574)	(61,165)	(55,877)	(46,736)
Loss on derivative contracts, net	—	—	—	166,489
Gain on investments and sale of affiliate interests, net	—	—	(292)	(192,010)
Loss (gain) on extinguishment of debt and write-off of deferred financing costs	—	—	7,035	(4,393)
Interest expense, net	442,955	406,709	880,096	795,987
Depreciation and amortization	395,770	418,705	784,161	834,917
Restructuring, impairments and other operating items	(46,599)	5,178	4,654	34,850
Share-based compensation	16,424	15,876	30,181	13,253
Adjusted EBITDA	$867,177	$921,742	$1,713,732	$1,790,133
Refer to Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

The following is a reconciliation of CSC Holdings' net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net cash flows from operating activities	$306,794	$438,841	$706,456	$855,687
Less: Capital expenditures (cash)	347,721	473,445	683,816	1,056,342
Free Cash Flow (Deficit)	$(40,927)	$(34,604)	$22,640	$(200,655)
CSC HOLDINGS RESTRICTED GROUP
For financing purposes, CSC Holdings is structured as a restricted group (the "Restricted Group") and an unrestricted group, which includes certain designated subsidiaries and investments (the "Unrestricted Group"). The Restricted Group is comprised of CSC Holdings and substantially all of its wholly-owned operating subsidiaries. These Restricted Group subsidiaries are subject to the covenants and restrictions of the CSC Holdings’ credit facility and indentures governing the notes issued by CSC Holdings.
Presented below is financial information that reflects a reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$11,371	$11,036	$(705)	$21,702
Income tax expense	47,490	1,523	—	49,013
Other expense, net	409,566	20,584	717	430,867
Depreciation and amortization	369,711	26,071	(12)	395,770
Restructuring, impairments and other operating items	(48,938)	2,339	—	(46,599)
Share-based compensation	16,324	100	—	16,424
Adjusted EBITDA	$805,524	$61,653	$—	$867,177

	Six Months Ended June 30, 2024
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$(15,228)	$25,643	$(1,609)	$8,806
Income tax expense	48,301	3,636	—	51,937
Other expense, net	796,674	35,687	1,632	833,993
Depreciation and amortization	732,220	51,964	(23)	784,161
Restructuring, impairments and other operating items	2,020	2,634	—	4,654
Share-based compensation	30,081	100	—	30,181
Adjusted EBITDA	$1,594,068	$119,664	$—	$1,713,732

	Three Months Ended June 30, 2023
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$74,500	$19,466	$(7,822)	$86,144
Income tax expense	41,971	6,754	—	48,725
Other expense, net	324,732	14,549	7,833	347,114
Depreciation and amortization	394,329	24,387	(11)	418,705
Restructuring, impairments and other operating items	5,165	13	—	5,178
Share-based compensation	15,876	—	—	15,876
Adjusted EBITDA	$856,573	$65,169	$—	$921,742

	Six Months Ended June 30, 2023
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$78,718	$56,925	$(18,329)	$117,314
Income tax expense	67,248	11,849	—	79,097
Other expense, net	689,263	3,088	18,351	710,702
Depreciation and amortization	785,915	49,024	(22)	834,917
Restructuring, impairments and other operating items	34,837	13	—	34,850
Share-based compensation	13,251	2	—	13,253
Adjusted EBITDA	$1,669,232	$120,901	$—	$1,790,133
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

Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums (excluding accrued interest) as of June 30, 2024, as well as interest expense for the six months ended June 30, 2024:

	CSC Holdings Restricted Group	Lightpath	Altice USA/CSC Holdings
Debt outstanding:
Credit facility debt	$6,602,443	$570,127	$7,172,570
Senior guaranteed notes	10,669,815	—	10,669,815
Senior secured notes	—	445,111	445,111
Senior notes	6,178,818	409,681	6,588,499
Subtotal	23,451,076	1,424,919	24,875,995
Finance lease obligations	174,645	—	174,645
Notes payable and supply chain financing	160,024	—	160,024
Total debt	$23,785,745	$1,424,919	$25,210,664
Interest expense:
Credit facility debt, senior notes, finance leases, notes payable and supply chain financing	$835,377	$49,081	$884,458
Payment Obligations Related to Debt
As of June 30, 2024, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as notes payable and supply chain financing, but excluding finance lease obligations are as follows:

	CSC Holdings Restricted Group	Lightpath	Altice USA/ CSC Holdings
2024	$967,157	$48,944	$1,016,101
2025	1,749,323	97,352	1,846,675
2026	1,690,352	92,567	1,782,919
2027	7,368,177	1,110,509	8,478,686
2028 (a)	5,889,831	438,344	6,328,175
Thereafter	13,514,063	—	13,514,063
Total	$31,178,903	$1,787,716	$32,966,619

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
CSC Holdings Credit Facility
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which provides U.S. dollar term loans (the "CSC Term Loan B"), and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($1,800,000 outstanding at June 30, 2024) (the "CSC Revolving Credit Facility" and, together with the CSC Term Loan B, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement"). The CSC Term Loan B was repaid during the three months ended March 31, 2024 with proceeds from the issuance of senior guaranteed notes in January 2024.
In October 2018, CSC Holdings entered into a $1,275,000 incremental term loan facility (the “Incremental Term Loan B-3”) which was repaid during the three months ended March 31, 2024 with proceeds from the issuance of senior guaranteed notes in January 2024. In October 2019, CSC Holdings entered into a $3,000,000 ($2,872,500 outstanding at June 30, 2024) incremental term loan facility ("Incremental Term Loan B-5") and in December 2022, CSC Holdings entered into a $2,001,942 ($1,976,918 outstanding at June 30, 2024) incremental term loan facility (the "Incremental Term Loan B-6") under its CSC Credit Facilities Agreement.
During the six months ended June 30, 2024, CSC Holdings borrowed $1,725,000 under the CSC Revolving Credit Facility and repaid $750,000 of amounts outstanding under the CSC Revolving Credit Facility.
At June 30, 2024, $133,708 of the CSC Revolving Credit Facility was restricted for certain letters of credit issued on our behalf and $541,292 was undrawn and available, subject to covenant limitations.
As of June 30, 2024, CSC Holdings was in compliance with applicable financial covenants under its credit facility.
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
As of June 30, 2024, CSC Holdings was in compliance with applicable financial covenants under each respective indenture by which the senior guaranteed notes and senior notes were issued.
Lightpath
Sources of cash for Lightpath include existing cash balances, operating cash flows from its operating subsidiaries and availability under the revolving credit facility.
Lightpath Credit Facility
Lightpath is party to a credit agreement which provides a term loan in an aggregate principal amount of $600,000 ($579,000 outstanding at June 30, 2024) and revolving loan commitments in an aggregate principal amount of $115,000. As of June 30, 2024, there were no borrowings outstanding under the Lightpath revolving credit facility.
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
As of June 30, 2024, Lightpath was in compliance with applicable financial covenants under its credit agreement and with applicable financial covenants under each respective indenture by which its senior secured notes and senior notes were issued.
See Note 9 to our consolidated financial statements for further information on the above debt obligations.
Fair Value of Debt
At June 30, 2024, the fair value of our fixed rate debt, comprised of our senior guaranteed and senior secured notes, senior notes, and supply chain financing, of $11,252,874 was lower than its carrying value of $17,863,449 by $6,610,575. The fair value of these financial instruments is estimated based on reference to quoted market prices for these securities. Our floating rate borrowings, comprised of our term loans and revolving credit facilities bear interest in reference to current SOFR-based market rates and thus their principal values approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2024 would increase the estimated fair value of our fixed rate debt by $421,729 to $11,674,603. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit us to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. See Note 10 to our consolidated financial statements for a summary of interest rate swap contracts outstanding at June 30, 2024. Our outstanding interest rate swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statements of operations. For the three and six months ended June 30, 2024, we recorded a gain on interest rate swap contracts of $13,574 and $55,877, and had a fair value at June 30, 2024 of $36,886 recorded as derivative contracts, short term and $74,265 recorded as other assets, long-term on the consolidated balance sheet.
As of June 30, 2024, we did not hold and have not issued derivative instruments for trading or speculative purposes.

Capital Expenditures
The following table presents our capital expenditures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer premise equipment	$75,952	$60,849	$179,264	$146,910
Network infrastructure	115,058	239,457	228,476	586,313
Support and other	101,949	92,133	162,249	169,106
Business Services	54,762	81,006	113,827	154,013
Capital expenditures (cash basis)	347,721	473,445	683,816	1,056,342
Right-of-use assets acquired in exchange for finance lease obligations	6,787	48,477	15,077	83,652
Notes payable issued to vendor for the purchase of equipment and other assets	14,364	26,795	50,642	97,235
Change in accrued and unpaid purchases and other	6,813	(61,310)	10,202	(149,616)
Capital expenditures (accrual basis)	$375,685	$487,407	$759,737	$1,087,613
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
Cash Flow Discussion
Altice USA
Operating Activities
Net cash provided by operating activities amounted to $706,455 for the six months ended June 30, 2024 compared to $855,687 for the six months ended June 30, 2023.
The decrease in net cash provided by operating activities of $149,232 in 2024 as compared to 2023 resulted from a decrease of $136,149 due to changes in working capital (including an increase in interest payments of $32,870 and an increase in tax payments of $55,960), as well as the timing of payments of liabilities, and collections of accounts receivable, among other items, along with a decrease in net income before depreciation and amortization and other non-cash items of $13,083.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was $685,893 compared to $1,057,920 for the six months ended June 30, 2023. Our 2024 investing activities consisted primarily of capital expenditures of $683,816. Our 2023 investing activities consisted primarily of capital expenditures of $1,056,342.
Financing Activities
Net cash provided by financing activities amounted to $40,311 for the six months ended June 30, 2024, compared to $115,335 for the six months ended June 30, 2023.
In 2024, our financing activities consisted primarily of proceeds from long-term debt of $3,775,000, partially offset by the repayment of debt of $3,635,449, principal payments on finance lease obligations of $68,788 and other cash payments of $30,452.
In 2023, our financing activities consisted primarily of proceeds from long-term debt of $1,900,000 and net proceeds from derivative contracts in connection with the settlement of collateralized debt of $38,902, partially offset by repayment of debt of $1,739,493, principal payments on finance lease obligations of $76,100 and other cash payments of $7,974.

CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $706,456 for the six months ended June 30, 2024 compared to $855,687 for the six months ended June 30, 2023.
The decrease in cash provided by operating activities of $149,231 in 2024 as compared to 2023 resulted from a decrease of $136,148 due to changes in working capital (including an increase in interest payments of $32,870 and an increase in tax payments of $55,960, as well as the timing of payments of liabilities and collections of accounts receivable, among other items), along with a decrease in net income before depreciation and amortization and other non-cash items of $13,083.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was $685,893 compared to $1,057,920 for the six months ended June 30, 2023. The 2024 investing activities consisted primarily of capital expenditures of $683,816. The 2023 investing activities consisted primarily of capital expenditures of $1,056,342.
Financing Activities
Net cash provided by financing activities amounted to $40,311 for the six months ended June 30, 2024, compared to $115,335 for the six months ended June 30, 2023.
In 2024, the Company's financing activities consisted primarily of proceeds from long-term debt of $3,775,000, partially offset by repayment of debt of $3,635,449, principal payments on finance lease obligations of $68,788, and other cash payments of $30,452.
In 2023, the Company's financing activities consisted primarily of proceeds from long-term debt of $1,900,000 and net proceeds from derivative contracts in connection with the settlement of collateralized debt of $38,902, partially offset by repayment of debt of $1,739,493, principal payments on finance lease obligations of $76,100 and other cash payments of $7,974.
Commitments and Contingencies
As of June 30, 2024, the Company's commitments and contingencies not reflected in the Company's balance sheet decreased to approximately $4,700,000 as compared to approximately $6,000,000 as of December 31, 2023. This decrease relates primarily to payments made in 2024 pursuant to programming commitments and a reduction in programming commitments due to a decrease in the number of video customers as of June 30, 2024 as compared to December 31, 2023.
The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses. For a complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the captions "Fair Value of Debt" and "Interest Rate Risk."
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control
During the six months ended June 30, 2024, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings
Refer to Note 15 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.
Item 5.    Other Information
(a)
On July 31, 2024, the Board of Directors (the “Board”) of the Company approved and adopted a form of indemnification agreement (the “Indemnification Agreement”), and authorized the Company to enter into the Indemnification Agreement with each of its directors and executive officers. The Indemnification Agreement, among other things, requires the Company to:
•hold harmless and indemnify an indemnitee thereunder to the fullest extent permitted by applicable law against all expenses, judgments, penalties, fines, and amounts paid in settlement actually and reasonably incurred in connection with being a party to, or otherwise participating in, any legal proceeding by virtue of having served as a director, officer, employee, agent or fiduciary of the Company or subsidiary thereof, if the indemnitee acted in good faith and in a manner the indemnitee reasonably believed to be in or not opposed to the best interests of the Company; and
•advance expenses incurred by an indemnitee in defending against such proceedings.
The foregoing description of the Indemnification Agreement does not purport to be complete and is subject to, and is qualified in its entirety by, the full text of the Indemnification Agreement, which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.
(b)
None.
(c)
None.
Item 6.    Exhibits

EXHIBIT NO.	DESCRIPTION

10.1	Form of Indemnification Agreement.
31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101
The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 filed with the Securities and Exchange Commission on August 1, 2024 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders' Deficiency; (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.

Date:	August 1, 2024		/s/ Marc Sirota
		By:	Marc Sirota Chief Financial Officer