Form 10-Q
period 2024-09-30
Altice USA, Inc.
filed 2024-11-05
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	NYSE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Number of shares of common stock outstanding as of October 31, 2024	461,625,436

ALTICE USA, INC. AND SUBSIDIARIES
FORM 10-Q

Part I.        FINANCIAL INFORMATION
Item 1.     Financial Statements

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$250,001	$302,058
Restricted cash	290	280
Accounts receivable, trade (less allowance for credit losses of $24,984 and $21,915, respectively)	315,894	357,597
Prepaid expenses and other current assets ($575 and $407 due from affiliates, respectively)	299,148	174,859
Total current assets	865,333	834,794
Property, plant and equipment, net of accumulated depreciation of $8,671,638 and $8,162,442, respectively	8,352,062	8,117,757
Right-of-use operating lease assets	231,255	255,545
Other assets	88,380	195,114
Amortizable intangibles, net of accumulated amortization of $6,114,684 and $5,874,612, respectively	1,036,275	1,259,335
Indefinite-lived cable television franchises	13,216,355	13,216,355
Goodwill	8,044,716	8,044,716
Total assets	$31,834,376	$31,923,616
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$1,016,588	$936,950
Interest payable	291,497	274,507
Accrued employee related costs	172,150	182,146
Deferred revenue	85,289	85,018
Debt	273,804	359,407
Other current liabilities ($25,991 and $71,523 due to affiliates, respectively)	285,722	470,096
Total current liabilities	2,125,050	2,308,124
Other liabilities	265,284	221,249
Deferred tax liability	4,843,531	4,848,460
Right-of-use operating lease liability	244,220	264,647
Long-term debt, net of current maturities	24,778,868	24,715,554
Total liabilities	32,256,953	32,358,034
Commitments and contingencies (Note 15)
Stockholders' Deficiency:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 277,932,987 shares issued and 276,965,358 outstanding as of September 30, 2024 and 271,772,978 shares issued and outstanding as of December 31, 2023	2,779	2,718
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 184,224,015 shares outstanding as of September 30, 2024 and 184,224,428 shares outstanding as of December 31, 2023	1,842	1,842
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	225,467	187,186
Accumulated deficit	(649,877)	(601,075)
	(419,789)	(409,329)
Treasury stock, at cost (967,629 shares of Class A common stock at September 30, 2024)	(10)	—
Accumulated other comprehensive loss	(7,313)	(12,851)
Total Altice USA stockholders' deficiency	(427,112)	(422,180)
Noncontrolling interests	4,535	(12,238)
Total stockholders' deficiency	(422,577)	(434,418)
Total liabilities and stockholders' deficiency	$31,834,376	$31,923,616
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue (including revenue from affiliates of $74, $637, $386 and $1,319, respectively) (See Note 14)	$2,227,700	$2,317,200	$6,719,390	$6,935,452
Operating expenses:
Programming and other direct costs (including charges from affiliates of $2,449, $3,615, $8,951 and $9,337, respectively) (See Note 14)	711,330	750,538	2,174,677	2,284,537
Other operating expenses (including charges from affiliates of $13,429, $30,064, $34,188 and $39,859, respectively) (See Note 14)	674,564	667,278	2,019,356	1,974,651
Restructuring, impairments and other operating items (See Note 7)	10,871	4,453	15,525	39,303
Depreciation and amortization (including impairments)	386,342	402,366	1,170,503	1,237,283
	1,783,107	1,824,635	5,380,061	5,535,774
Operating income	444,593	492,565	1,339,329	1,399,678
Other income (expense):
Interest expense, net	(448,168)	(420,216)	(1,328,264)	(1,216,203)
Gain on investments and sale of affiliate interests, net	—	—	292	192,010
Loss on derivative contracts, net	—	—	—	(166,489)
Gain (loss) on interest rate swap contracts, net	(45,657)	31,972	10,220	78,708
Gain (loss) on extinguishment of debt and write-off of deferred financing costs	—	—	(7,035)	4,393
Other income (loss), net	(1,495)	(1,470)	(4,526)	7,165
	(495,320)	(389,714)	(1,329,313)	(1,100,416)
Income (loss) before income taxes	(50,727)	102,851	10,016	299,262
Income tax benefit (expense)	9,892	(27,336)	(42,045)	(106,433)
Net income (loss)	(40,835)	75,515	(32,029)	192,829
Net income attributable to noncontrolling interests	(2,135)	(8,676)	(16,773)	(21,825)
Net income (loss) attributable to Altice USA, Inc. stockholders	$(42,970)	$66,839	$(48,802)	$171,004
Income (loss) per share:
Basic income (loss) per share	$(0.09)	$0.15	$(0.11)	$0.38
Basic weighted average common shares (in thousands)	460,626	454,730	459,335	454,702
Diluted income (loss) per share	$(0.09)	$0.15	$(0.11)	$0.38
Diluted weighted average common shares (in thousands)	460,626	455,076	459,335	455,118
Cash dividends declared per common share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(40,835)	$75,515	$(32,029)	$192,829
Other comprehensive income:
Defined benefit pension plans	(1,293)	2,417	8,141	9,825
Applicable income taxes	350	(653)	(2,200)	(2,657)
Defined benefit pension plans, net of income taxes	(943)	1,764	5,941	7,168
Foreign currency translation adjustment	414	(2,026)	(403)	(1,474)
Other comprehensive income (loss)	(529)	(262)	5,538	5,694
Comprehensive income (loss)	(41,364)	75,253	(26,491)	198,523
Comprehensive income attributable to noncontrolling interests	(2,135)	(8,676)	(16,773)	(21,825)
Comprehensive income (loss) attributable to Altice USA, Inc. stockholders	$(43,499)	$66,577	$(43,264)	$176,698

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Altice USA Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2024	$2,718	$1,842	$187,186	$(601,075)	$—	$(12,851)	$(422,180)	$(12,238)	$(434,418)
Net loss attributable to Altice USA stockholders	—	—	—	(21,193)	—	—	(21,193)	—	(21,193)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	8,297	8,297
Pension liability adjustments, net of income taxes	—	—	—	—	—	4,255	4,255	—	4,255
Foreign currency translation adjustment	—	—	—	—	—	(612)	(612)	—	(612)
Share-based compensation expense (equity classified)	—	—	6,484	—	—	—	6,484	—	6,484
Other, net	49	—	2,043	—	(10)	—	2,082	—	2,082
Balance at March 31, 2024	2,767	1,842	195,713	(622,268)	(10)	(9,208)	(431,164)	(3,941)	(435,105)
Net income attributable to Altice USA stockholders	—	—	—	15,361	—	—	15,361	—	15,361
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	6,341	6,341
Pension liability adjustments, net of income taxes	—	—	—	—	—	2,629	2,629	—	2,629
Foreign currency translation adjustment	—	—	—	—	—	(205)	(205)	—	(205)
Share-based compensation expense (equity classified)	—	—	15,147	—	—	—	15,147	—	15,147
Other, net	6	—	(868)	—	—	—	(862)	—	(862)
Balance at June 30, 2024	$2,773	$1,842	$209,992	$(606,907)	$(10)	$(6,784)	$(399,094)	$2,400	$(396,694)

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (Continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Altice USA Stockholder' Deficiency	Non-controlling Interests	Total Deficiency
Balance at June 30, 2024	$2,773	$1,842	$209,992	$(606,907)	$(10)	$(6,784)	$(399,094)	$2,400	$(396,694)
Net loss attributable to stockholders	—	—	—	(42,970)	—	—	(42,970)	—	(42,970)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	2,135	2,135
Pension liability adjustments, net of income taxes	—	—	—	—	—	(943)	(943)	—	(943)
Foreign currency translation adjustment	—	—	—	—	—	414	414	—	414
Share-based compensation expense (equity classified)	—	—	16,188	—	—	—	16,188	—	16,188
Other, net	6	—	(713)	—	—	—	(707)	—	(707)
Balance at September 30, 2024	$2,779	$1,842	$225,467	$(649,877)	$(10)	$(7,313)	$(427,112)	$4,535	$(422,577)

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Altice USA Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2023	$2,719	$1,843	$182,701	$(654,273)	$—	$(8,201)	$(475,211)	$(28,701)	$(503,912)
Net income attributable to Altice USA to stockholders	—	—	—	25,865	—	—	25,865	—	25,865
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	5,305	5,305
Pension liability adjustments, net of income taxes	—	—	—	—	—	1,061	1,061	—	1,061
Foreign currency translation adjustment	—	—	—	—	—	(188)	(188)	(2)	(190)
Share-based compensation benefit (equity classified)	—	—	(8,718)	—	—	—	(8,718)	—	(8,718)
Change in noncontrolling interest	—	—	(14,166)	—	—	—	(14,166)	(8,027)	(22,193)
Other, net	(15)	—	(67)	—	—	—	(82)	—	(82)
Balance at March 31, 2023	2,704	1,843	159,750	(628,408)	—	(7,328)	(471,439)	(31,425)	(502,864)
Net income attributable to stockholders	—	—	—	78,300	—	—	78,300	—	78,300
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	7,844	7,844
Pension liability adjustments, net of income taxes	—	—	—	—	—	4,343	4,343	—	4,343
Foreign currency translation adjustment	—	—	—	—	—	740	740	(2)	738
Share-based compensation expense (equity classified)	—	—	9,091	—	—	—	9,091	—	9,091
Change to noncontrolling interest	—	—	175	—	—	—	175	400	575
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,077)	(1,077)
Other, net	—	—	(83)	—	—	—	(83)	—	(83)
Balance at June 30, 2023	$2,704	$1,843	$168,933	$(550,108)	$—	$(2,245)	$(378,873)	$(24,260)	$(403,133)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (Continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Altice USA Stockholder' Deficiency	Non-controlling Interests	Total Deficiency
Balance at June 30, 2023	$2,704	$1,843	$168,933	$(550,108)	$—	$(2,245)	$(378,873)	$(24,260)	$(403,133)
Net income attributable to stockholders	—	—	—	66,839	—	—	66,839	—	66,839
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	8,676	8,676
Pension liability adjustments, net of income taxes	—	—	—	—	—	1,764	1,764	—	1,764
Foreign currency translation adjustment	—	—	—	—	—	(2,026)	(2,026)	(4)	(2,030)
Share-based compensation expense (equity classified)	—	—	6,062	—	—	—	6,062	—	6,062
Change in noncontrolling interest	—	—	1,176	—	—	—	1,176	(664)	512
Other, net	—	—	(31)	—	—	—	(31)	—	(31)
Balance at September 30, 2023	$2,704	$1,843	$176,140	$(483,269)	$—	$(2,507)	$(305,089)	$(16,252)	$(321,341)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(32,029)	$192,829
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,170,503	1,237,283
Gain on investments and sale of affiliate interests, net	(292)	(192,010)
Loss on derivative contracts, net	—	166,489
Loss (gain) on extinguishment of debt and write-off of deferred financing costs	7,035	(4,393)
Amortization of deferred financing costs and discounts (premiums) on indebtedness	15,470	26,334
Share-based compensation	50,351	29,368
Deferred income taxes	(7,129)	(187,295)
Decrease in right-of-use assets	33,729	34,633
Allowance for credit losses	68,433	62,148
Other	5,469	9,406
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(24,721)	(29,403)
Prepaid expenses and other assets	(127,820)	(76,862)
Amounts due from and due to affiliates	(45,700)	56,193
Accounts payable and accrued liabilities	(89,539)	(2,374)
Deferred revenue	8,589	9,531
Interest rate swap contracts	110,130	(1,692)
Net cash provided by operating activities	1,142,479	1,330,185
Cash flows from investing activities:
Capital expenditures	(1,042,975)	(1,409,561)
Payments for acquisitions, net of cash acquired	(5,748)	—
Other, net	2,743	(1,677)
Net cash used in investing activities	(1,045,980)	(1,411,238)
Cash flows from financing activities:
Proceeds from long-term debt	3,875,000	2,350,000
Repayment of debt	(3,891,175)	(2,215,112)
Proceeds from derivative contracts in connection with the settlement of collateralized debt	—	38,902
Principal payments on finance lease obligations	(99,426)	(112,795)
Payment related to acquisition of a noncontrolling interest	(7,261)	(7,035)
Additions to deferred financing costs	(18,936)	—
Other, net	(6,345)	(8,521)
Net cash provided by (used in) financing activities	(148,143)	45,439
Net decrease in cash and cash equivalents	(51,644)	(35,614)
Effect of exchange rate changes on cash and cash equivalents	(403)	(1,482)
Net decrease in cash, cash equivalents and restricted cash	(52,047)	(37,096)
Cash, cash equivalents and restricted cash at beginning of year	302,338	305,751
Cash, cash equivalents and restricted cash at end of period	$250,291	$268,655
See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except unit amounts)
	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$240,066	$302,051
Restricted cash	290	280
Accounts receivable, trade (less allowance for credit losses of $24,984 and $21,915, respectively)	315,894	357,597
Prepaid expenses and other current assets ($1,573 and $407 due from affiliates, respectively)	302,739	174,859
Total current assets	858,989	834,787
Property, plant and equipment, net of accumulated depreciation of $8,671,638 and $8,162,442, respectively	8,352,062	8,117,757
Right-of-use operating lease assets	231,255	255,545
Other assets	103,322	195,114
Amortizable intangibles, net of accumulated amortization of $6,114,684 and $5,874,612, respectively	1,036,275	1,259,335
Indefinite-lived cable television franchises	13,216,355	13,216,355
Goodwill	8,044,716	8,044,716
Total assets	$31,842,974	$31,923,609

LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$1,016,588	$936,950
Interest payable	291,497	274,507
Accrued employee related costs	172,150	182,146
Deferred revenue	85,289	85,018
Notes payable to affiliate (Note 14)	92,500	—
Debt	273,804	359,407
Other current liabilities ($25,991 and $71,523 due to affiliates, respectively)	265,961	470,097
Total current liabilities	2,197,789	2,308,125
Other liabilities	199,633	221,249
Deferred tax liability	4,849,302	4,851,959
Right-of-use operating lease liability	244,220	264,647
Long-term debt, net of current maturities	24,778,868	24,715,554
Total liabilities	32,269,812	32,361,534
Commitments and contingencies (Note 15)
Member's deficiency (100 membership units issued and outstanding)	(424,060)	(412,836)
Accumulated other comprehensive loss	(7,313)	(12,851)
Total member's deficiency	(431,373)	(425,687)
Noncontrolling interests	4,535	(12,238)
Total deficiency	(426,838)	(437,925)
Total liabilities and member's deficiency	$31,842,974	$31,923,609

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue (including revenue from affiliates of $74, $637, $386 and $1,319, respectively) (See Note 14)	$2,227,700	$2,317,200	$6,719,390	$6,935,452
Operating expenses:
Programming and other direct costs (including charges from affiliates of $2,449, $3,615, $8,951 and $9,337, respectively) (See Note 14)	711,330	750,538	2,174,677	2,284,537
Other operating expenses (including charges from affiliates of $13,429, $30,064, $34,188 and $39,859, respectively) (See Note 14)	675,366	667,278	2,020,158	1,974,651
Restructuring, impairments and other operating items (See Note 7)	10,871	4,453	15,525	39,303
Depreciation and amortization (including impairments)	386,342	402,366	1,170,503	1,237,283
	1,783,909	1,824,635	5,380,863	5,535,774
Operating income	443,791	492,565	1,338,527	1,399,678
Other income (expense):
Interest expense, net	(448,228)	(420,216)	(1,328,324)	(1,216,203)
Gain on investments and sale of affiliate interests, net	—	—	292	192,010
Loss on derivative contracts, net	—	—	—	(166,489)
Gain (loss) on interest rate swap contracts, net	(45,657)	31,972	10,220	78,708
Gain (loss) on extinguishment of debt and write-off of deferred financing costs	—	—	(7,035)	4,393
Other income (loss), net	(1,495)	(1,470)	(4,526)	7,165
	(495,380)	(389,714)	(1,329,373)	(1,100,416)
Income (loss) before income taxes	(51,589)	102,851	9,154	299,262
Income tax benefit (expense)	10,064	(27,336)	(41,873)	(106,433)
Net income (loss)	(41,525)	75,515	(32,719)	192,829
Net income attributable to noncontrolling interests	(2,135)	(8,676)	(16,773)	(21,825)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(43,660)	$66,839	$(49,492)	$171,004

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(41,525)	$75,515	$(32,719)	$192,829
Other comprehensive income:
Defined benefit pension plans	(1,293)	2,417	8,141	9,825
Applicable income taxes	350	(653)	(2,200)	(2,657)
Defined benefit pension plans, net of income taxes	(943)	1,764	5,941	7,168
Foreign currency translation adjustment	414	(2,026)	(403)	(1,474)
Other comprehensive income	(529)	(262)	5,538	5,694
Comprehensive income (loss)	(42,054)	75,253	(27,181)	198,523
Comprehensive income attributable to noncontrolling interests	(2,135)	(8,676)	(16,773)	(21,825)
Comprehensive income (loss) attributable to CSC Holdings, LLC sole member	$(44,189)	$66,577	$(43,954)	$176,698

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER'S DEFICIENCY
(In thousands)
(Unaudited)

	Member's Deficiency	Accumulated Other Comprehensive Loss	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2024	$(412,836)	$(12,851)	$(425,687)	$(12,238)	$(437,925)
Net loss attributable to CSC Holdings, LLC sole member	(21,193)	—	(21,193)	—	(21,193)
Net loss attributable to noncontrolling interests	—	—	—	8,297	8,297
Pension liability adjustments, net of income taxes	—	4,255	4,255	—	4,255
Foreign currency translation adjustment	—	(612)	(612)	—	(612)
Share-based compensation expense (equity classified)	6,484	—	6,484	—	6,484
Cash distributions to parent	(3,775)	—	(3,775)	—	(3,775)
Non-cash contributions from parent	5,858	—	5,858	—	5,858
Balance at March 31, 2024	(425,462)	(9,208)	(434,670)	(3,941)	(438,611)
Net income attributable to CSC Holdings, LLC sole member	15,361	—	15,361	—	15,361
Net income attributable to noncontrolling interests	—	—	—	6,341	6,341
Pension liability adjustments, net of income taxes	—	2,629	2,629	—	2,629
Foreign currency translation adjustment	—	(205)	(205)	—	(205)
Share-based compensation expense (equity classified)	15,147	—	15,147	—	15,147
Cash distributions to parent	(863)	—	(863)	—	(863)
Balance at June 30, 2024	(395,817)	(6,784)	(402,601)	2,400	(400,201)
Net income attributable to CSC Holdings, LLC sole member	(43,660)	—	(43,660)	—	(43,660)
Net income attributable to noncontrolling interests	—	—	—	2,135	2,135
Pension liability adjustments, net of income taxes	—	(943)	(943)	—	(943)
Foreign currency translation adjustment	—	414	414	—	414
Share-based compensation expense (equity classified)	16,188	—	16,188	—	16,188
Cash distributions to parent	(707)	—	(707)	—	(707)
Non-cash distributions to parent	(64)	—	(64)	—	(64)
Balance at September 30, 2024	$(424,060)	$(7,313)	$(431,373)	$4,535	$(426,838)

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER'S DEFICIENCY (Continued)
(In thousands)
(Unaudited)

	Member's Deficiency	Accumulated Other Comprehensive Loss	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2023	$(475,650)	$(8,201)	$(483,851)	$(28,701)	$(512,552)
Net income attributable to CSC Holdings, LLC sole member	25,865	—	25,865	—	25,865
Net income attributable to noncontrolling interests	—	—	—	5,305	5,305
Pension liability adjustments, net of income taxes	—	1,061	1,061	—	1,061
Foreign currency translation adjustment, net of income taxes	—	(188)	(188)	(2)	(190)
Share-based compensation benefit (equity classified)	(8,718)	—	(8,718)	—	(8,718)
Change in noncontrolling interest	(14,166)	—	(14,166)	(8,027)	(22,193)
Other, net	(82)	—	(82)	—	(82)
Balance at March 31, 2023	(472,751)	(7,328)	(480,079)	(31,425)	(511,504)
Net income attributable to CSC Holdings, LLC sole member	78,300	—	78,300	—	78,300
Net income attributable to noncontrolling interests	—	—	—	7,844	7,844
Pension liability adjustments, net of income taxes	—	4,343	4,343	—	4,343
Foreign currency translation adjustment	—	740	740	(2)	738
Share-based compensation expense (equity classified)	9,091	—	9,091	—	9,091
Distributions to noncontrolling interests	—	—	—	(1,077)	(1,077)
Change in noncontrolling interest	175	—	175	400	575
Other, net	(83)	—	(83)	—	(83)
Balance at June 30, 2023	(385,268)	(2,245)	(387,513)	(24,260)	(411,773)
Net income attributable to CSC Holdings, LLC sole member	66,839	—	66,839	—	66,839
Net income attributable to noncontrolling interests	—	—	—	8,676	8,676
Pension liability adjustments, net of income taxes	—	1,764	1,764	—	1,764
Foreign currency translation adjustment	—	(2,026)	(2,026)	(4)	(2,030)
Share-based compensation expense (equity classified)	6,062	—	6,062	—	6,062
Change in noncontrolling interest	1,176	—	1,176	(664)	512
Other, net	(31)	—	(31)	—	(31)
Balance at September 30, 2023	$(311,222)	$(2,507)	$(313,729)	$(16,252)	$(329,981)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(32,719)	$192,829
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,170,503	1,237,283
Gain on investments and sale of affiliate interests, net	(292)	(192,010)
Loss on derivative contracts, net	—	166,489
Loss (gain) on extinguishment of debt and write-off of deferred financing costs	7,035	(4,393)
Amortization of deferred financing costs and discounts (premiums) on indebtedness	15,470	26,334
Share-based compensation	50,351	29,368
Deferred income taxes	(4,857)	(187,295)
Decrease in right-of-use assets	33,729	34,633
Allowance for credit losses	68,433	62,148
Other	5,469	9,406
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(24,721)	(29,403)
Prepaid expenses and other assets	(145,355)	(76,862)
Amounts due from and due to affiliates	(46,762)	56,193
Accounts payable and accrued liabilities	(174,952)	(2,374)
Deferred revenue	8,589	9,531
Interest rate swap contracts	110,130	(1,692)
Net cash provided by operating activities	1,040,051	1,330,185
Cash flows from investing activities:
Capital expenditures	(1,042,975)	(1,409,561)
Payments for acquisitions, net of cash acquired	(5,748)	—
Other, net	2,743	(1,677)
Net cash used in investing activities	(1,045,980)	(1,411,238)
Cash flows from financing activities:
Proceeds from long-term debt	3,875,000	2,350,000
Repayment of debt	(3,891,175)	(2,215,112)
Proceeds from notes payable to affiliates	92,500	—
Proceeds from derivative contracts in connection with the settlement of collateralized debt	—	38,902
Principal payments on finance lease obligations	(99,426)	(112,795)
Payment related to acquisition of a noncontrolling interest	(7,261)	(7,035)
Additions to deferred financing costs	(18,936)	—
Other, net	(6,345)	(8,521)
Net cash provided by (used in) financing activities	(55,643)	45,439
Net decrease in cash and cash equivalents	(61,572)	(35,614)
Effect of exchange rate changes on cash and cash equivalents	(403)	(1,482)
Net decrease in cash, cash equivalents and restricted cash	(61,975)	(37,096)
Cash, cash equivalents and restricted cash at beginning of year	302,331	305,744
Cash, cash equivalents and restricted cash at end of period	$240,356	$268,648
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share, unit and per share amounts)
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
The accompanying consolidated financial statements ("consolidated financial statements") of Altice USA include the accounts of Altice USA and its majority-owned subsidiaries and the accompanying consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. The consolidated balance sheets and statements of operations of Altice USA are essentially identical to the consolidated balance sheets and statements of operations of CSC Holdings, except for the assets and liabilities and results of operations associated with the wholly-owned subsidiary of Altice USA that provides insurance coverage to CSC Holdings ("Captive"), as well as additional cash and deferred tax liabilities at Altice USA.
The combined notes to the consolidated financial statements relate to the Company, which, except as noted, are essentially identical for Altice USA and CSC Holdings. All significant intercompany transactions and balances between Altice USA and its respective consolidated subsidiaries are eliminated in Altice USA's consolidated financial statements. All significant intercompany transactions and balances between CSC Holdings and its respective consolidated subsidiaries are eliminated in CSC Holdings' consolidated financial statements. Intercompany transactions between Altice USA and CSC Holdings are not eliminated in the CSC Holdings consolidated financial statements, but are eliminated in the Altice USA consolidated financial statements.
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
(Dollars in thousands, except share, unit and per share amounts)
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
ASU No. 2023-09 Income Taxes—Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes—Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 (year ending December 31, 2025 for us). Early adoption is permitted. We are currently evaluating the impact of adopting ASU No. 2023-09.
NOTE 4.    REVENUE
The following table presents the composition of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Residential:
Broadband	$913,417	$961,751	$2,745,400	$2,884,661
Video	715,117	775,818	2,210,156	2,321,557
Telephony	69,877	73,640	212,545	227,390
Mobile	30,563	20,320	82,935	53,993
Residential revenue	1,728,974	1,831,529	5,251,036	5,487,601
Business services and wholesale	366,355	366,852	1,100,506	1,095,197
News and advertising	117,682	107,484	328,687	319,686
Other	14,689	11,335	39,161	32,968
Total revenue	$2,227,700	$2,317,200	$6,719,390	$6,935,452
We are assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collect such taxes from our customers. In instances where the tax is being assessed directly on us, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three and nine months ended September 30, 2024, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $52,510 and $160,664, respectively. For the three and nine months ended September 30, 2023, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $53,989 and $165,691, respectively.
Customer Contract Costs
Deferred enterprise sales commission costs are included in other current and noncurrent assets in the consolidated balance sheets and totaled $19,053 and $18,109 as of September 30, 2024 and December 31, 2023, respectively.
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
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
Contracts with enterprise customers generally range from three years to five years, and services may only be terminated in accordance with the contractual terms.
Concentration of Credit Risk
We did not have a single customer that represented 10% or more of our consolidated revenues for the three and nine months ended September 30, 2024 and 2023 or 10% or more of our consolidated net trade receivables at September 30, 2024 and December 31, 2023, respectively.
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
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income (loss) per share attributable to Altice USA stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Basic weighted average shares outstanding	460,626	454,730	459,335	454,702
Effect of dilution:
Restricted stock	—	55	—	99
Deferred cash-denominated awards	—	291	—	317
Diluted weighted average shares outstanding	460,626	455,076	459,335	455,118
Weighted average shares excluded from diluted weighted average shares outstanding:
Anti-dilutive shares	20,823	44,788	32,955	46,228
Share-based compensation awards whose performance metrics have not been achieved	25,172	25,947	21,554	19,230
Net income (loss) per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Altice USA.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
Our non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2024	2023
Non-Cash Investing and Financing Activities:
Altice USA and CSC Holdings:
Capital expenditures accrued but unpaid	$351,896	$384,912
Notes payable for the purchase of equipment and other assets	50,642	135,272
Right-of-use assets acquired in exchange for finance lease obligations	28,708	102,671
Other	—	14,071
Supplemental Data:
Altice USA and CSC Holdings:
Cash interest paid, net of capitalized interest of $2,720 and $13,267, respectively	1,301,935	1,154,080
Income taxes paid, net	211,151	200,253
NOTE 7.    RESTRUCTURING, IMPAIRMENTS AND OTHER OPERATING ITEMS
Our restructuring, impairments and other operating items are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Litigation settlements, net of reimbursements (a)	$—	$—	$(59,750)	$—
Contract termination costs (b)	—	—	41,924	—
Contractual payments for terminated employees	4,598	2,951	16,460	32,183
Facility realignment costs	718	476	4,265	2,187
Impairment of right-of-use operating lease assets	1,629	2	4,591	9,125
Other	3,926	1,024	8,035	(4,192)
	$10,871	$4,453	$15,525	$39,303

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
(b)Represent costs to early terminate contracts with vendors.
NOTE 8.    GOODWILL AND INTANGIBLE ASSETS
Our amortizable intangible assets primarily consist of customer relationships acquired pursuant to business combinations and represent the value of the business relationship with those customers.
The following table summarizes information relating to our acquired amortizable intangible assets:

	As of September 30, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,089,406	$(5,062,400)	$1,027,006	$6,073,152	$(4,824,140)	$1,249,012	1 to 18 years
Trade names	1,010,000	(1,010,000)	—	1,010,300	(1,010,300)	—	4 to 7 years
Other amortizable intangibles	51,553	(42,284)	9,269	50,495	(40,172)	10,323	1 to 15 years
	$7,150,959	$(6,114,684)	$1,036,275	$7,133,947	$(5,874,612)	$1,259,335

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization expense related to amortizable intangible assets	$73,264	$90,575	$240,372	$299,445
Goodwill and the value of indefinite-lived cable franchises acquired in business combinations are not amortized. Rather, such assets are tested for impairment annually, as of October 1, or whenever events or changes in circumstances indicate that it is more likely than not that the assets may be impaired. The carrying amount of indefinite-lived cable franchise rights was $13,216,355 and goodwill was $8,044,716 as of September 30, 2024 and December 31, 2023.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
NOTE 9.    DEBT
The following table provides details of our outstanding debt:

		Interest Rate at September 30, 2024	September 30, 2024		December 31, 2023
Date Issued	Maturity Date		Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
May 23, 2014 (g)			$—	$—	$750,000	$742,746
October 18, 2018	April 1, 2028	7.500%	4,118	4,115	4,118	4,114
November 27, 2018	April 1, 2028	7.500%	1,045,882	1,045,080	1,045,882	1,044,933
July 10 and October 7, 2019	January 15, 2030	5.750%	2,250,000	2,273,114	2,250,000	2,275,915
June 16 and August 17, 2020	December 1, 2030	4.625%	2,325,000	2,355,937	2,325,000	2,359,078
May 13, 2021	November 15, 2031	5.000%	500,000	498,641	500,000	498,525
			6,125,000	6,176,887	6,875,000	6,925,311
CSC Holdings Senior Guaranteed Notes:
September 23, 2016	April 15, 2027	5.500%	1,310,000	1,308,195	1,310,000	1,307,709
January 29, 2018	February 1, 2028	5.375%	1,000,000	996,619	1,000,000	995,940
January 24, 2019	February 1, 2029	6.500%	1,750,000	1,748,339	1,750,000	1,748,098
June 16, 2020	December 1, 2030	4.125%	1,100,000	1,096,828	1,100,000	1,096,499
August 17, 2020	February 15, 2031	3.375%	1,000,000	997,786	1,000,000	997,556
May 13, 2021	November 15, 2031	4.500%	1,500,000	1,495,953	1,500,000	1,495,598
April 25, 2023	May 15, 2028	11.250%	1,000,000	994,885	1,000,000	994,072
January 25, 2024	January 31, 2029	11.750%	2,050,000	2,033,021	—	—
			10,710,000	10,671,626	8,660,000	8,635,472
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility (b)	July 13, 2027	7.447%	1,700,000	1,697,324	825,000	821,632
Term Loan B (f)			—	—	1,520,483	1,518,530
Incremental Term Loan B-3 (f)			—	—	521,744	520,988
Incremental Term Loan B-5 (c)	April 15, 2027	7.174%	2,865,000	2,856,112	2,887,500	2,876,131
Incremental Term Loan B-6 (d)	January 15, 2028	9.597%	1,971,913	1,939,700	1,986,928	1,948,503
			6,536,913	6,493,136	7,741,655	7,685,784
Lightpath Senior Notes:
September 29, 2020	September 15, 2028	5.625%	415,000	409,963	415,000	409,136
Lightpath Senior Secured Notes:
September 29, 2020	September 15, 2027	3.875%	450,000	445,472	450,000	444,410
Lightpath Term Loan (e)	November 30, 2027	8.461%	577,500	569,255	582,000	571,898
Lightpath Revolving Credit Facility			—	—	—	—
			1,442,500	1,424,690	1,447,000	1,425,444
Finance lease obligations			157,638	157,638	228,356	228,356
Notes payable and supply chain financing			128,695	128,695	174,594	174,594
			25,100,746	25,052,672	25,126,605	25,074,961
Less: current portion of credit facility debt			(56,019)	(56,019)	(61,177)	(61,177)
Less: current portion of finance lease obligations			(89,090)	(89,090)	(123,636)	(123,636)
Less: current portion of notes payable and supply chain financing			(128,695)	(128,695)	(174,594)	(174,594)
			(273,804)	(273,804)	(359,407)	(359,407)
Long-term debt			$24,826,942	$24,778,868	$24,767,198	$24,715,554

(a)The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums.
(b)At September 30, 2024, $157,988 of the revolving credit facility was restricted for certain letters of credit issued on our behalf and $617,012 of the $2,475,000 facility was undrawn and available, subject to covenant limitations. The revolving credit facility bears interest at a rate of Secured Overnight Financing Rate ("SOFR") (plus a credit adjustment spread of 0.10%) plus 2.25% per annum.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
(c)Incremental Term Loan B-5 requires quarterly installments of $7,500 and bears interest at a rate equal to Synthetic USD London Interbank Offered Rate ("LIBOR") plus 2.50% per annum through March 31, 2025. Thereafter, we will be required to pay interest at a rate equal to the alternate base rate (“ABR”), plus the applicable margin, where the ABR is the greater of (x) prime rate or (y) the federal funds effective rate plus 50 basis points and the applicable margin for any ABR loan is 1.50% per annum.
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
CSC Holdings Revolving Credit Facility
During the nine months ended September 30, 2024, CSC Holdings borrowed $1,825,000 under its revolving credit facility and repaid $950,000 of amounts outstanding under the revolving credit facility.
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
In February 2024, we redeemed the CSC Holdings 5.250% Senior Notes and 5.250% Series B Senior Notes due June 2024 with proceeds under the CSC Holdings Revolving Credit Facility. In connection with these transactions, we recorded a write-off of the outstanding deferred financing costs on these notes of $4,437.
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
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
Amendment) equaled $20,000. Interest will be calculated at a rate per annum equal to the adjusted Term SOFR rate or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 2.25% per annum and (ii) with respect to any Term SOFR loan, 3.25% per annum.
Debt Compliance
As of September 30, 2024, CSC Holdings and Lightpath were in compliance with applicable financial covenants under their respective credit facilities and with applicable financial covenants under each respective indenture by which the senior guaranteed notes, senior secured notes and senior notes were issued.
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
The following is a rollforward of the outstanding balances relating to our supply chain financing arrangement:

Balance as of December 31, 2023	$174,454
Purchases financed	50,642
Repayments	(96,401)
Balance as of September 30, 2024	$128,695
Summary of Debt Maturities
The future principal payments under our various debt obligations outstanding as of September 30, 2024, including notes payable and supply chain financing, but excluding finance lease obligations, are as follows:

2024	$92,058
2025	106,662
2026	56,019
2027	6,841,519
2028 (a)	5,371,850
Thereafter	12,475,000

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
As of September 30, 2024, we did not hold and have not issued equity derivative instruments for trading or speculative purposes.
Interest Rate Swap Contracts
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
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
In September 2024, we terminated all our CSC Holdings interest rate swap agreements with an aggregate notional value of $3,000,000. These contracts were due to mature in January 2025 and December 2026. In connection with these early terminations, we received cash of $43,182 presented in operating activities in our consolidated statements of cash flows and incurred a loss of $52,943 reflected in our consolidated statements of operations.
The following represents the location of the assets associated with our derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at
		September 30, 2024	December 31, 2023
Asset Derivatives:
Interest rate swap contracts	Other assets, long-term	$4,691	$112,914

Liability Derivatives:
Interest rate swap contracts	Other liabilities, long-term	$(1,907)	$—
The following table presents certain consolidated statement of operations data related to our derivative contracts and the underlying Comcast common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss on derivative contracts related to change in the value of equity derivative contracts related to Comcast common stock	$—	$—	$—	$(166,489)
Change in the fair value of Comcast common stock included in gain on investments	—	—	—	192,010
Gain (loss) on interest rate swap contracts, net	(45,657)	31,972	10,220	78,708
Interest Rate Swap Contracts
The following is a summary of the terms of our outstanding interest rate swap contracts at September 30, 2024:

Maturity Date	Notional Amount	Company Pays	Company Receives

Lightpath:
December 2026	$300,000	Fixed rate of 2.11%	One-month SOFR
December 2026	180,000	Fixed rate of 3.523%	One-month SOFR

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
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
•Level III - Instruments whose significant value drivers are unobservable.
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis and their classification under the fair value hierarchy:

	Fair Value Hierarchy	September 30, 2024	December 31, 2023
Assets:
Money market funds	Level I	$120,002	$49,541
Interest rate swap contracts	Level II	4,691	112,914
Liabilities:
Interest rate swap contracts	Level II	1,907	—
Contingent consideration related to acquisitions	Level III	6,189	2,037
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
The carrying values, estimated fair values, and classification under the fair value hierarchy of our financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized below:

		September 30, 2024		December 31, 2023
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

Credit facility debt	Level II	$7,062,391	$7,114,413	$8,257,682	$8,323,654
Senior guaranteed notes and senior secured notes	Level II	11,117,098	9,375,275	9,079,882	7,784,288
Senior notes	Level II	6,586,850	3,674,638	7,334,447	4,932,931
Notes payable and supply chain financing	Level II	128,695	128,695	174,594	174,594
		$24,895,034	$20,293,021	$24,846,605	$21,215,467

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
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
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
Altice USA
For the three and nine months ended September 30, 2024, we recorded a tax benefit (expense) of $9,892 and $(42,045) on pre-tax income (loss) of $(50,727) and $10,016, respectively. For the three months ended September 30, 2024, the effective tax rate was lower than the U.S. statutory tax rate primarily due to the increase in tax deficiencies on share-based compensation. For the nine months ended September 30, 2024, the effective tax rate was higher than the U.S. statutory rate, due to increased state tax expense, primarily from a discrete adjustment of $19,472 from the enacted corporate tax rate increase in New Jersey. In addition, the higher rate for the nine month period is due to the impact of certain non-deductible expenses and tax deficiencies on share-based compensation.
For the three and nine months ended September 30, 2023, we recorded a tax expense of $27,336 and $106,433 on pre-tax income of $102,851 and $299,262, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses, state tax expense, and tax deficiencies on share-based compensation.
CSC Holdings
For the three and nine months ended September 30, 2024, we recorded a tax benefit (expense) of $10,064 and $(41,873) on pre-tax income (loss) of $(51,589) and $9,154, respectively. For the three months ended September 30, 2024, the effective tax rate was lower than the U.S. statutory tax rate primarily due to the increase in tax deficiencies on share-based compensation. For the nine months ended September 30, 2024, the effective tax rate was higher than the U.S. statutory rate, due to increased state tax expense, primarily from a discrete adjustment of $19,472 from the enacted corporate tax rate increase in New Jersey. In addition, the higher rate for the nine month period is due to the impact of certain non-deductible expenses and tax deficiencies on share-based compensation.
For the three and nine months ended September 30, 2023, we recorded a tax expense of $27,336 and $106,433 on pre-tax income of $102,851 and $299,262, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses, state tax expense, and tax deficiencies on share-based compensation.
NOTE 13.    SHARE-BASED COMPENSATION
The following table presents share-based compensation expense (benefit) and unrecognized compensation cost:

	Share-Based Compensation				Unrecognized Compensation Cost as of September 30, 2024
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Awards issued pursuant to LTIP:
Stock option awards (a)	$1,154	$1,103	$373	$(5,564)	$2,740
Performance stock units (a)	651	(5,232)	(1,568)	(13,038)	3,573
Restricted share units	13,412	10,403	36,919	23,320	58,397
Cash denominated performance awards	4,097	1,184	11,025	3,487	72,008
Other	856	8,657	3,602	21,163	1,716
	$20,170	$16,115	$50,351	$29,368	$138,434

(a)The benefit for the three and nine months ended September 30, 2023 includes credits due to the modification of awards to certain former executive officers and other forfeitures. The benefit for the nine months ended September 30, 2024 reflects credits due to forfeitures.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
Restricted Share Units
The following table summarizes activity related to restricted share units granted to our employees:

Number of Units
Balance at December 31, 2023	22,493,888
Granted	20,861,475
Vested	(5,206,983)
Forfeited	(3,575,734)
Balance at September 30, 2024	34,572,646

Cash Denominated Performance Awards
The following table summarizes activity related to cash denominated performance award granted to our employees:

Number of Units
Balance at December 31, 2023	48,492,500
Granted	50,005,000
Forfeited	(6,600,000)
Balance at September 30, 2024	91,897,500
The deferred cash denominated performance awards cliff vest in three years. The payout of these awards can range from 0% to 200% of the target value based on the Company’s achievement of certain revenue and Adjusted EBITDA targets during a three year performance period. These awards will be settled in shares of the Company's Class A common stock, or cash, at the Company's option.
Lightpath Plan Awards
As of September 30, 2024, 557,834 Class A-1 management incentive units and 281,676 Class A-2 management incentive units ("Award Units") granted to certain employees of Lightpath were outstanding. Vested units will be redeemed upon a partial exit, a change in control or the completion of an initial public offering, as defined in the Holdings LLC agreement. The grant date fair value of the Award Units outstanding aggregated $31,073 and will be expensed in the period in which a partial exit or a liquidity event is consummated.
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
The following table summarizes the revenue and expenses related to services provided to or received from affiliates and related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$74	$637	$386	$1,319
Operating expenses:
Programming and other direct costs	(2,449)	(3,615)	(8,951)	(9,337)
Other operating expenses, net	(13,429)	(30,064)	(34,188)	(39,859)
Operating expenses, net	(15,878)	(33,679)	(43,139)	(49,196)
Net charges	$(15,804)	$(33,042)	$(42,753)	$(47,877)
Capital expenditures	$19,201	$41,576	$78,507	$104,468

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
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
Capital Expenditures
Capital expenditures primarily include costs for equipment purchased and software development services provided by subsidiaries of Altice Europe.
Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	September 30, 2024	December 31, 2023
Due from:
Altice Europe	$305	$137
Other affiliates and related parties	270	270
	$575	$407
Due to:
Altice Europe	$25,991	$71,523
	$25,991	$71,523

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
CSC Holdings Transactions with Altice USA
During the three and nine months ended September 30, 2024, CSC Holdings made cash equity distribution payments to its parent of $707 and $5,345, respectively. CSC Holdings made non-cash equity distributions to its parent of $64 for the three months ended September 30, 2024 and received non-cash equity contributions from its parent of $5,794 for the nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, CSC Holdings made cash equity distribution payments to its parent of $31 and $197, respectively.
In September 2024, CSC Holdings transferred to the Captive certain workers' compensation, general and automobile liability liabilities with a discounted carrying value of $86,601. Contemporaneously, CSC Holdings made an insurance premium payment of $102,405 to the Captive in respect of such liabilities and borrowed $92,500 from the Captive pursuant to a demand promissory note. Interest on the note payable accrues at 6% and for the three months ended September 30, 2024 amounted to $60. As of September 30, 2024, CSC Holdings had a receivable from the Captive of $998.
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
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
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
Presented below is financial information that reflects the financial condition and results of operations of CSC Holdings and its Restricted Subsidiaries separate from the financial condition and results of operations of CSC Holdings' Unrestricted Subsidiaries as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023. The financial information may not necessarily be indicative of the financial condition and results of operations had the Unrestricted Subsidiaries operated as independent entities.

	As of September 30, 2024
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
ASSETS
Current assets	$859,205	$118,265	$(118,481)	$858,989
Long term assets	29,495,697	1,501,622	(13,334)	30,983,985
Total assets	$30,354,902	$1,619,887	$(131,815)	$31,842,974

LIABILITIES AND MEMBER'S DEFICIENCY
Current liabilities	$2,116,626	$202,698	$(121,535)	$2,197,789
Long-term debt	23,360,178	1,418,690	—	24,778,868
Long-term liabilities	5,180,005	123,167	(10,017)	5,293,155
Total liabilities	30,656,809	1,744,555	(131,552)	32,269,812

Total member's deficiency	(301,907)	(129,380)	(86)	(431,373)
Noncontrolling interests	—	4,712	(177)	4,535
Total deficiency	(301,907)	(124,668)	(263)	(426,838)
Total liabilities and member's deficiency	$30,354,902	$1,619,887	$(131,815)	$31,842,974

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)

	Three Months Ended September 30, 2024
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Revenue	$2,113,045	$116,754	$(2,099)	$2,227,700
Operating expenses	1,705,583	80,436	(2,110)	1,783,909
Operating income	407,462	36,318	11	443,791
Other expense, net	(463,125)	(31,999)	(256)	(495,380)
Income (loss) before income taxes	(55,663)	4,319	(245)	(51,589)
Income tax benefit (expense)	10,728	(664)	—	10,064
Net income (loss)	(44,935)	3,655	(245)	(41,525)
Net loss (income) attributable to noncontrolling interests	—	(2,357)	222	(2,135)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(44,935)	$1,298	$(23)	$(43,660)

	Nine Months Ended September 30, 2024
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Revenue	$6,379,353	$346,118	$(6,081)	$6,719,390
Operating expenses	5,142,144	244,833	(6,114)	5,380,863
Operating income	1,237,209	101,285	33	1,338,527
Other expense, net	(1,259,799)	(67,686)	(1,888)	(1,329,373)
Income (loss) before income taxes	(22,590)	33,599	(1,855)	9,154
Income tax expense	(37,573)	(4,300)	—	(41,873)
Net income (loss)	(60,163)	29,299	(1,855)	(32,719)
Net loss (income) attributable to noncontrolling interests	—	(18,446)	1,673	(16,773)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(60,163)	$10,853	$(182)	$(49,492)

	Three Months Ended September 30, 2023
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Revenue	$2,209,242	$108,886	$(928)	$2,317,200
Operating expenses	1,749,304	76,271	(940)	1,824,635
Operating income	459,938	32,615	12	492,565
Other expense, net	(389,357)	(16,789)	16,432	(389,714)
Income before income taxes	70,581	15,826	16,444	102,851
Income tax expense	(23,606)	(3,730)	—	(27,336)
Net income	46,975	12,096	16,444	75,515
Net loss (income) attributable to noncontrolling interests	(667)	(8,862)	853	(8,676)
Net income attributable to CSC Holdings, LLC sole member	$46,308	$3,234	$17,297	$66,839

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2023
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Revenue	$6,614,694	$326,036	$(5,278)	$6,935,452
Operating expenses	5,319,527	221,559	(5,312)	5,535,774
Operating income	1,295,167	104,477	34	1,399,678
Other expense, net	(1,078,620)	(19,877)	(1,919)	(1,100,416)
Income (loss) before income taxes	216,547	84,600	(1,885)	299,262
Income tax expense	(90,854)	(15,579)	—	(106,433)
Net income (loss)	125,693	69,021	(1,885)	192,829
Net loss (income) attributable to noncontrolling interests	(1,881)	(22,619)	2,675	(21,825)
Net income attributable to CSC Holdings, LLC sole member	$123,812	$46,402	$790	$171,004

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
Overview
Our Business
We principally provide broadband communications and video services in the United States and market our services primarily under the Optimum brand. We deliver broadband, video, telephony, and mobile services to approximately 4.6 million residential and business customers across our footprint. Our footprint extends across 21 states (primarily in the New York metropolitan area and various markets in the south-central United States) through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a fiber-to-the-home ("FTTH") network with approximately 9.8 million total passings as of September 30, 2024. Additionally, we offer news programming and advertising services.
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
We derive revenue principally through monthly charges to residential customers of our broadband, video, telephony and mobile services. We also derive revenue from digital video recorder, video-on-demand ("VOD"), pay-per-view, installation and home shopping commissions. Our residential broadband, video, telephony and mobile services accounted for approximately 41%, 33%, 3%, and 1%, respectively, of our consolidated revenue for the nine months ended September 30, 2024. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and small and medium-sized business ("SMB") customers, including broadband, telephony, networking, video, and mobile services. For the nine months ended September 30, 2024, 16% of our consolidated revenue was derived from these business services. In addition, we derive revenue from the sale of advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), digital advertising, data analytics and affiliation fees for news programming, which accounted for approximately 5% of our consolidated revenue for the nine months ended September 30, 2024. Our other revenue for the nine months ended September 30, 2024, which includes mobile equipment revenue, accounted for approximately 1% of our consolidated revenue.
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
We operate in a highly competitive consumer-driven industry and we compete against a variety of broadband, video, mobile, fixed wireless broadband and fixed-line telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, fiber-based service providers, satellite delivered video signals, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. Our competitors include AT&T Inc., DirecTV, DISH Network Corporation, Frontier Communications Parent, Inc., Lumen Technologies, Inc., T-Mobile US, Inc., and Verizon Communications Inc., among others. Consumers' selection of an alternate source of service, whether due to economic constraints, technological advances, or preference, negatively impacts the demand for our services. For more information on our competitive landscape, see "Risk Factors" and "Business-Competition" included in our Annual Report on Form 10-K.
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

Results of Operations (unaudited)

	Three Months Ended September 30,		Favorable (Unfavorable)	Nine Months Ended September 30,		Favorable (Unfavorable)
	2024	2023		2024	2023
Revenue:
Broadband	$913,417	$961,751	$(48,334)	$2,745,400	$2,884,661	$(139,261)
Video	715,117	775,818	(60,701)	2,210,156	2,321,557	(111,401)
Telephony	69,877	73,640	(3,763)	212,545	227,390	(14,845)
Mobile	30,563	20,320	10,243	82,935	53,993	28,942
Residential revenue	1,728,974	1,831,529	(102,555)	5,251,036	5,487,601	(236,565)
Business services and wholesale	366,355	366,852	(497)	1,100,506	1,095,197	5,309
News and advertising	117,682	107,484	10,198	328,687	319,686	9,001
Other	14,689	11,335	3,354	39,161	32,968	6,193
Total revenue	2,227,700	2,317,200	(89,500)	6,719,390	6,935,452	(216,062)
Operating expenses:
Programming and other direct costs	711,330	750,538	39,208	2,174,677	2,284,537	109,860
Other operating expenses	674,564	667,278	(7,286)	2,019,356	1,974,651	(44,705)
Restructuring, impairments and other operating items	10,871	4,453	(6,418)	15,525	39,303	23,778
Depreciation and amortization (including impairments)	386,342	402,366	16,024	1,170,503	1,237,283	66,780
Operating income	444,593	492,565	(47,972)	1,339,329	1,399,678	(60,349)
Other income (expense):
Interest expense, net	(448,168)	(420,216)	(27,952)	(1,328,264)	(1,216,203)	(112,061)
Gain on investments and sale of affiliate interests, net	—	—	—	292	192,010	(191,718)
Loss on derivative contracts, net	—	—	—	—	(166,489)	166,489
Gain (loss) on interest rate swap contracts, net	(45,657)	31,972	(77,629)	10,220	78,708	(68,488)
Gain (loss) on extinguishment of debt and write-off of deferred financing costs	—	—	—	(7,035)	4,393	(11,428)
Other income (loss), net	(1,495)	(1,470)	(25)	(4,526)	7,165	(11,691)
Income (loss) before income taxes	(50,727)	102,851	(153,578)	10,016	299,262	(289,246)
Income tax benefit (expense)	9,892	(27,336)	37,228	(42,045)	(106,433)	64,388
Net income (loss)	(40,835)	75,515	(116,350)	(32,029)	192,829	(224,858)
Net income attributable to noncontrolling interests	(2,135)	(8,676)	6,541	(16,773)	(21,825)	5,052
Net income (loss) attributable to Altice USA, Inc. stockholders	$(42,970)	$66,839	$(109,809)	$(48,802)	$171,004	$(219,806)

The following is a reconciliation of net income (loss) to Adjusted EBITDA (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(40,835)	$75,515	$(32,029)	$192,829
Income tax expense (benefit)	(9,892)	27,336	42,045	106,433
Other loss (income), net	1,495	1,470	4,526	(7,165)
Loss (gain) on interest rate swap contracts, net	45,657	(31,972)	(10,220)	(78,708)
Loss on derivative contracts, net	—	—	—	166,489
Gain on investments and sale of affiliates interests, net	—	—	(292)	(192,010)
Loss (gain) on extinguishment of debt and write-off of deferred financing costs	—	—	7,035	(4,393)
Interest expense, net	448,168	420,216	1,328,264	1,216,203
Depreciation and amortization	386,342	402,366	1,170,503	1,237,283
Restructuring, impairments and other operating items	10,871	4,453	15,525	39,303
Share-based compensation	20,170	16,115	50,351	29,368
Adjusted EBITDA	$861,976	$915,499	$2,575,708	$2,705,632
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net cash flows from operating activities	$436,024	$474,498	$1,142,479	$1,330,185
Less: Capital expenditures (cash)	359,159	353,219	1,042,975	1,409,561
Free Cash Flow (Deficit)	$76,865	$121,279	$99,504	$(79,376)

The following table sets forth certain customer metrics (unaudited):

	September 30, 2024	June 30, 2024	September 30, 2023

	(in thousands)
Total passings (a)	9,784.7	9,746.4	9,609.0
Total customer relationships (b)(h)	4,595.9	4,652.0	4,772.6
Residential (h)	4,217.5	4,272.3	4,391.5
SMB	378.4	379.7	381.1
Residential customers (h):
Broadband (h)	4,039.5	4,088.7	4,196.0
Video (h)	1,944.8	2,021.9	2,234.6
Telephony	1,326.0	1,391.1	1,572.7
Penetration of total passings (c)	47.0%	47.7%	49.7%
Average revenue per user ("ARPU") (d)	$135.77	$135.95	$138.42
Total mobile lines	420.1	384.5	288.2

FTTH total passings (e)	2,893.7	2,842.0	2,720.2
FTTH customer relationships (f)	481.6	434.1	295.1
FTTH Residential	468.5	422.7	289.3
FTTH SMB	13.1	11.4	5.7
Penetration of FTTH total passings (g)	16.6%	15.3%	10.8%

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

(h)Customer metrics as of September 30, 2024 reflect adjustments to align to the Company’s bulk residential subscriber count policy, resulting in an increase of 4.7 thousand residential customer relationships, 3.8 thousand broadband customers and 5.2 thousand video customers. The impact of these adjustments to customer relationships, broadband and video customer net additions was not material for any one period presented and as such prior period metrics were not restated.
Comparison of Results for the Three and Nine Months Ended September 30, 2024 compared to the Three and Nine Months Ended September 30, 2023
Broadband Revenue
Broadband revenue for the three and nine months ended September 30, 2024 was $913,417 and $2,745,400, respectively, and $961,751 and $2,884,661 for the three and nine months ended September 30, 2023, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services.
Broadband revenue decreased $48,334 (5%) and $139,261 (5%) for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. The decreases were due primarily to decreases in broadband customers and lower average recurring broadband revenue per broadband customer, despite sequential quarterly broadband ARPU growth in 2024.
Video Revenue
Video revenue for the three and nine months ended September 30, 2024 was $715,117 and $2,210,156, respectively, and $775,818 and $2,321,557 for the three and nine months ended September 30, 2023, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services.
Video revenue decreased $60,701 (8%) and $111,401 (5%) for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. The decreases were due primarily to declines in video customers, partially offset by higher average recurring video revenue per video customer, primarily driven by certain rate increases.
Telephony Revenue
Telephony revenue for the three and nine months ended September 30, 2024 was $69,877 and $212,545, respectively, and $73,640 and $227,390 for the three and nine months ended September 30, 2023, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services.
Telephony revenue decreased $3,763 (5%) and $14,845 (7%) for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. The decreases were due to declines in telephony customers, partially offset by higher average recurring telephony revenue per telephony customer.
Mobile Service Revenue
Mobile service revenue for the three and nine months ended September 30, 2024 was $30,563 and $82,935, respectively, and $20,320 and $53,993 for the three and nine months ended September 30, 2023, respectively.
The increases of $10,243 (50%) and $28,942 (54%) for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 were due primarily to increases in mobile customers for the three and nine month periods, as well as declines in customers receiving free service for the nine month period, as compared to the prior year.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three and nine months ended September 30, 2024 was $366,355 and $1,100,506, respectively, and $366,852 and $1,095,197 for the three and nine months ended September 30, 2023, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber-based telecommunications services to the business market, and the sale of broadband, video, telephony, and mobile services to SMB customers.
Business services and wholesale revenue decreased $497 for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, but increased $5,309 for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease for the three months ended September 30, 2024 was due to a decrease in wholesale revenue and a decrease in SMB customers, partially offset by an increase in revenue from our Lightpath business. The increase for the nine months ended September 30, 2024 was primarily due to increases in Ethernet and indefeasible right of use contract fee revenue from our Lightpath business, partially offset by a decrease in wholesale revenue and a decrease in SMB customers.
News and Advertising Revenue
News and advertising revenue for the three and nine months ended September 30, 2024 was $117,682 and $328,687, respectively, and $107,484 and $319,686 for the three and nine months ended September 30, 2023, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), (ii) digital advertising, (iii) data analytics, and (iv) affiliation fees for news programming.
News and advertising revenue increased $10,198 (9%) and $9,001 (3%) for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023. The increases were primarily due to increases in digital advertising, mainly political advertising.
Other Revenue
Other revenue for the three and nine months ended September 30, 2024 was $14,689 and $39,161, respectively, and $11,335 and $32,968 for the three and nine months ended September 30, 2023, respectively. Other revenue includes revenue from sales of mobile equipment and other miscellaneous revenue streams.
Other revenue increased $3,354 (30%) and $6,193 (19%) for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023. The increases were primarily due to higher mobile equipment sales during 2024 as compared to 2023.
Programming and Other Direct Costs
Programming and other direct costs for the three and nine months ended September 30, 2024 amounted to $711,330 and $2,174,677, respectively, and $750,538 and $2,284,537 for the three and nine months ended September 30, 2023, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs are impacted by increases in contractual rates, changes in the number of customers receiving certain programming services, and new channel launches. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the cost of media for advertising spots sold, the cost of mobile devices sold to our customers and direct costs of providing mobile services.
The decreases in programming and other direct costs of $39,208 (5%) and $109,860 (5%) for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 were primarily attributable to the following:

	Three Months	Nine Months
Decrease in programming costs primarily due to lower video customers, partially offset by net contractual rate increases	$(56,204)	$(148,480)
Increase in cost of goods sold primarily in our mobile business	5,420	15,953
Increase in costs of media advertising spots for resale, primarily for digital spots for political advertising	10,044	10,467
Increase in taxes and surcharges due primarily to refunds recognized in the 2023 periods	3,113	9,837
Other net increases (decreases)	(1,581)	2,363
	$(39,208)	$(109,860)
Programming costs
Programming costs aggregated $549,928 and $1,720,755, respectively, for the three and nine months ended September 30, 2024 and $606,132 and $1,869,235 for the three and nine months ended September 30, 2023, respectively. Our programming costs in 2024 will continue to be impacted by changes in the number of video customers, and by changes in programming rates, which we expect will increase.

Other Operating Expenses
Other operating expenses for the three and nine months ended September 30, 2024 amounted to $674,564 and $2,019,356, respectively, and $667,278 and $1,974,651 for the three and nine months ended September 30, 2023, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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
The increases in other operating expenses of $7,286 (1%) and $44,705 (2%) for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 were attributable to the following:

	Three Months	Nine Months
Increase in share-based compensation costs	$4,054	$20,982
Increase in consulting costs	2,792	18,986
Increase in marketing expenses	6,711	12,363
Increase (decrease) in legal fees	(55)	7,685
Increase in bad debt	4,299	6,285
Increase (decrease) in repairs and maintenance costs	(6,297)	3,084
Net decrease in labor related costs and benefits primarily due to lower truck rolls, as well as an increase in capitalizable activity	(3,505)	(28,377)
Other net increases (decreases)	(713)	3,697
	$7,286	$44,705
Restructuring, Impairments and Other Operating Items
Restructuring, impairments and other operating items for the three and nine months ended September 30, 2024 amounted to $10,871 and $15,525, respectively, as compared to $4,453 and $39,303 for the three and nine months ended September 30, 2023, respectively, and comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Litigation settlements, net of reimbursements (a)	$—	$—	$(59,750)	$—
Contract termination costs (b)	—	—	41,924	—
Contractual payments for terminated employees	4,598	2,951	16,460	32,183
Facility realignment costs	718	476	4,265	2,187
Impairment of right-of-use operating lease assets	1,629	2	4,591	9,125
Other	3,926	1,024	8,035	(4,192)
	$10,871	$4,453	$15,525	$39,303

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
(b)Represent costs to early terminate contracts with vendors.
Depreciation and Amortization
Depreciation and amortization for the three and nine months ended September 30, 2024 amounted to $386,342 and $1,170,503, respectively, as compared to $402,366 and $1,237,283 for the three and nine months ended September 30, 2023, respectively.
The decreases in depreciation and amortization of $16,024 (4%) and $66,780 (5%) for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, respectively, were due to lower expense resulting from certain assets becoming fully amortized, partially offset by higher depreciation expense resulting from asset additions.
Adjusted EBITDA
Adjusted EBITDA amounted to $861,976 and $2,575,708 for the three and nine months ended September 30, 2024, respectively, as compared to $915,499 and $2,705,632 for the three and nine months ended September 30, 2023, respectively.
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
The decreases in Adjusted EBITDA of $53,523 (6%) and $129,924 (5%) for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 were due to decreases in revenue, partially offset by net decreases in operating expenses during 2024 (excluding depreciation and amortization, restructuring, impairments and other operating items and share-based compensation), as discussed above.
Free Cash Flow (Deficit)
Free Cash Flow (Deficit) was $76,865 and $99,504 for the three and nine months ended September 30, 2024 as compared to $121,279 and $(79,376) for the three and nine months ended September 30, 2023. The decrease in Free Cash Flow of $(44,414) for the three months ended September 30, 2024 was due to a decrease in net cash provided by operating activities and an increase in capital expenditures. The increase in Free Cash Flow of $178,880 for the nine months ended September 30, 2024 was due to a decrease in capital expenditures offset by a decrease in net cash provided by operating activities.
Interest Expense, net
Interest expense, net was $448,168 and $1,328,264 for the three and nine months ended September 30, 2024, respectively, as compared to $420,216 and $1,216,203 for the same periods in the prior year. The increases of $27,952 (7%) and $112,061 (9%) for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 were attributable to the following:

	Three Months	Nine Months
Increase primarily due to an increase in interest rates	$28,813	$113,142
Lower capitalized interest related to FTTH network construction	3,402	10,547
Decrease related to interest income	(637)	(764)
Other net decreases, primarily amortization of deferred financing costs and original issue discounts	(3,626)	(10,864)
	$27,952	$112,061
Gain on Investments and sale of affiliate interests, net
Gain on investments and sale of affiliate interests, net was $292 for the nine months ended September 30, 2024 compared to $192,010 for the nine months ended September 30, 2023. The gain in the 2023 period consisted primarily of the increase in the fair value of the Comcast common stock we owned through January 24, 2023. The effects of this gain were partially offset by the loss on the related equity derivative contracts, net described below.
Loss on Derivative Contracts, net
Loss on derivative contracts, net amounted to $166,489 for the nine months ended September 30, 2023. The loss reflects the change in fair value of equity derivative contracts relating to the Comcast common stock we owned through January 24, 2023. The effects of this loss were partially offset by the gain on investment securities pledged as collateral, which is included in gain on investments and sale of affiliate interests, net, discussed above.
Gain (Loss) on Interest Rate Swap Contracts, net
Gain (loss) on interest rate swap contracts, net was $(45,657) and $10,220 for the three and nine months ended September 30, 2024, respectively, compared to $31,972 and $78,708 for the three and nine months ended September 30, 2023, respectively. The loss for the three months ended September 30, 2024 includes a $52,943 loss related to the early termination of the CSC Holdings interest rate swap agreements with an aggregate notional value of $3,000,000. The remaining amounts represent the change in the fair value of our interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes.
Gain (Loss) on Extinguishment of Debt and Write-off of Deferred Financing Costs
Gain (loss) on extinguishment of debt and write-off of deferred financing costs amounted to $(7,035) and $4,393 for the nine months ended September 30, 2024 and 2023, respectively.
The following table provides a summary of the gain (loss) on extinguishment of debt and the write-off of deferred financing costs:

	Nine months ended September 30,
	2024	2023
Settlement of collateralized debt	$—	$4,393
Repayment of CSC Holdings Term Loan B and Incremental Term Loan B-3	(2,598)	—
Redemption of 5.250% Senior Notes and 5.250% Series B Senior Notes due June 2024	(4,437)	$—
	$(7,035)	$4,393
Other Income (Loss), net
Other income (loss), net amounted to $(1,495) and $(4,526) for the three and nine months ended September 30, 2024 compared to $(1,470) and $7,165 for the three and nine months ended September 30, 2023. These amounts include the non-service benefit or cost components of our pension plans, and for the nine months ended September 30, 2023 the amount includes dividends received on Comcast common stock we owned through January 24, 2023.
Income Tax Expense
For the three and nine months ended September 30, 2024, Altice USA recorded a tax benefit (expense) of $9,892 and $(42,045) on pre-tax income (loss) of $(50,727) and $10,016, respectively. For the three months ended September 30, 2024, the effective tax rate was lower than the U.S. statutory tax rate primarily due to the increase in tax deficiencies on share-based compensation. For the nine months ended September 30, 2024, the effective tax rate was higher than the U.S. statutory rate, due to increased state tax expense, primarily from a discrete adjustment of $19,472 from the enacted corporate tax rate increase in New Jersey. In addition, the higher rate for the nine month period is due to the impact of certain non-deductible expenses and tax deficiencies on share-based compensation.

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
CSC HOLDINGS, LLC
The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Altice USA, except for the following:

	CSC Holdings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to Altice USA shareholders	$(42,970)	$66,839	$(48,802)	$171,004
Less: items included in Altice USA's consolidated statements of operations:
Income tax benefit	172	—	172	—
Interest expense, net	(60)	—	(60)	—
Other operating expenses	(802)	—	(802)	—
Net income (loss) attributable to CSC Holdings' sole member	$(43,660)	$66,839	$(49,492)	$171,004
Refer to Altice USA's Management's Discussion and Analysis of Financial Condition and Results of Operations herein.
The following is a reconciliation of CSC Holdings' net income to Adjusted EBITDA (unaudited):

	CSC Holdings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(41,525)	$75,515	$(32,719)	$192,829
Income tax expense	(10,064)	27,336	41,873	106,433
Other loss (income), net	1,495	1,470	4,526	(7,165)
Loss (gain) on interest rate swap contracts, net	45,657	(31,972)	(10,220)	(78,708)
Loss on derivative contracts, net	—	—	—	166,489
Gain on investments and sale of affiliate interests, net	—	—	(292)	(192,010)
Loss (gain) on extinguishment of debt and write-off of deferred financing costs	—	—	7,035	(4,393)
Interest expense, net	448,228	420,216	1,328,324	1,216,203
Depreciation and amortization	386,342	402,366	1,170,503	1,237,283
Restructuring, impairments and other operating items	10,871	4,453	15,525	39,303
Share-based compensation	20,170	16,115	50,351	29,368
Adjusted EBITDA	$861,174	$915,499	$2,574,906	$2,705,632
Refer to Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.
The following is a reconciliation of CSC Holdings' net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net cash flows from operating activities	$333,595	$474,498	$1,040,051	$1,330,185
Less: Capital expenditures (cash)	359,159	353,219	1,042,975	1,409,561
Free Cash Flow (Deficit)	$(25,564)	$121,279	$(2,924)	$(79,376)

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
Presented below is financial information that reflects a reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$(44,935)	$3,655	$(245)	$(41,525)
Income tax expense (benefit)	(10,728)	664	—	(10,064)
Other expense, net	463,125	31,999	256	495,380
Depreciation and amortization	361,391	24,962	(11)	386,342
Restructuring, impairments and other operating items	10,389	482	—	10,871
Share-based compensation	20,170	—	—	20,170
Adjusted EBITDA	$799,412	$61,762	$—	$861,174

	Nine Months Ended September 30, 2024
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$(60,163)	$29,299	$(1,855)	$(32,719)
Income tax expense	37,573	4,300	—	41,873
Other expense, net	1,259,799	67,686	1,888	1,329,373
Depreciation and amortization	1,093,611	76,925	(33)	1,170,503
Restructuring, impairments and other operating items	12,409	3,116	—	15,525
Share-based compensation	50,251	100	—	50,351
Adjusted EBITDA	$2,393,480	$181,426	$—	$2,574,906

	Three Months Ended September 30, 2023
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income	$46,975	$12,096	$16,444	$75,515
Income tax expense	23,606	3,730	—	27,336
Other expense, net	389,357	16,789	(16,432)	389,714
Depreciation and amortization	379,388	22,990	(12)	402,366
Restructuring, impairments and other operating items	3,574	879	—	4,453
Share-based compensation	16,115	—	—	16,115
Adjusted EBITDA	$859,015	$56,484	$—	$915,499

	Nine Months Ended September 30, 2023
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$125,693	$69,021	$(1,885)	$192,829
Income tax expense	90,854	15,579	—	106,433
Other expense, net	1,078,620	19,877	1,919	1,100,416
Depreciation and amortization	1,165,303	72,014	(34)	1,237,283
Restructuring, impairments and other operating items	38,411	892	—	39,303
Share-based compensation	29,366	2	—	29,368
Adjusted EBITDA	$2,528,247	$177,385	$—	$2,705,632

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

Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums (excluding accrued interest) as of September 30, 2024, as well as interest expense for the nine months ended September 30, 2024:

	CSC Holdings Restricted Group	Lightpath	Altice USA/CSC Holdings
Debt outstanding (a):
Credit facility debt	$6,493,136	$569,255	$7,062,391
Senior guaranteed notes	10,671,626	—	10,671,626
Senior secured notes	—	445,472	445,472
Senior notes	6,176,887	409,963	6,586,850
Subtotal	23,341,649	1,424,690	24,766,339
Finance lease obligations	157,638	—	157,638
Notes payable and supply chain financing	128,695	—	128,695
Total debt	$23,627,982	$1,424,690	$25,052,672
Interest expense (a):
Credit facility debt, senior notes, finance leases, notes payable and supply chain financing	$1,261,731	$73,635	$1,335,366

(a)Excludes principal balance of notes payable to affiliate reflected on CSC Holdings balance sheet and the related interest expense which are eliminated in the Altice USA financial statements. See Note 14.
Payment Obligations Related to Debt
As of September 30, 2024, total amounts payable by us in connection with our outstanding obligations, including related interest, as well as notes payable and supply chain financing, but excluding finance lease obligations are as follows:

	CSC Holdings Restricted Group	Lightpath	Altice USA/ CSC Holdings
2024	$392,177	$13,987	$406,164
2025	1,742,513	96,001	1,838,514
2026	1,717,808	95,486	1,813,294
2027	7,221,164	1,109,020	8,330,184
2028 (a)	5,894,282	438,344	6,332,626
Thereafter	13,514,063	—	13,514,063
Total	$30,482,007	$1,752,838	$32,234,845

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
CSC Holdings Credit Facility
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which provides U.S. dollar term loans (the "CSC Term Loan B"), and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($1,700,000 outstanding at September 30, 2024) (the "CSC Revolving Credit Facility" and, together with the CSC Term Loan B, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement"). The CSC Term Loan B was repaid during the three months ended March 31, 2024 with proceeds from the issuance of senior guaranteed notes in January 2024.
In October 2018, CSC Holdings entered into a $1,275,000 incremental term loan facility (the “Incremental Term Loan B-3”) which was repaid during the three months ended March 31, 2024 with proceeds from the issuance of senior guaranteed notes in January 2024. In October 2019, CSC Holdings entered into a $3,000,000 ($2,865,000 outstanding at September 30, 2024) incremental term loan facility ("Incremental Term Loan B-5") and in December 2022, CSC Holdings entered into a $2,001,942 ($1,971,913 outstanding at September 30, 2024) incremental term loan facility (the "Incremental Term Loan B-6") under its CSC Credit Facilities Agreement.
During the nine months ended September 30, 2024, CSC Holdings borrowed $1,825,000 under the CSC Revolving Credit Facility and repaid $950,000 of amounts outstanding under the CSC Revolving Credit Facility.
At September 30, 2024, $157,988 of the CSC Revolving Credit Facility was restricted for certain letters of credit issued on our behalf and $617,012 was undrawn and available, subject to covenant limitations.
As of September 30, 2024, CSC Holdings was in compliance with applicable financial covenants under its credit facility.
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
As of September 30, 2024, CSC Holdings was in compliance with applicable financial covenants under each respective indenture by which the senior guaranteed notes and senior notes were issued.
Lightpath
Sources of cash for Lightpath include existing cash balances, operating cash flows from its operating subsidiaries and availability under the revolving credit facility.
Lightpath Credit Facility
Lightpath is party to a credit agreement which provides a term loan in an aggregate principal amount of $600,000 ($577,500 outstanding at September 30, 2024) and revolving loan commitments in an aggregate principal amount of

$115,000. As of September 30, 2024, there were no borrowings outstanding under the Lightpath revolving credit facility.
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
As of September 30, 2024, Lightpath was in compliance with applicable financial covenants under its credit agreement and with applicable financial covenants under each respective indenture by which its senior secured notes and senior notes were issued.
See Note 9 to our consolidated financial statements for further information on the above debt obligations.
Fair Value of Debt
At September 30, 2024, the fair value of our fixed rate debt, comprised of our senior guaranteed and senior secured notes, senior notes, supply chain financing, and notes payable of $13,178,608 was lower than its carrying value of $17,832,643 by $4,654,035. The fair value of these financial instruments is estimated based on reference to quoted market prices for these securities. Our floating rate borrowings, comprised of our term loans and revolving credit facilities bear interest in reference to current SOFR-based market rates and thus their principal values approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2024 would increase the estimated fair value of our fixed rate debt by $502,474 to $13,681,082. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit us to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. See Note 10 to our consolidated financial statements for a summary of interest rate swap contracts outstanding at September 30, 2024. Our outstanding interest rate swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statements of operations. For the three and nine months ended September 30, 2024, we recorded a gain (loss) on interest rate swap contracts of $(45,657) and $10,220. At September 30, 2024, one outstanding interest rate swap contract had a fair value of $4,691 recorded as other assets, long-term, and one outstanding interest rate swap contract had a fair value of $1,907 recorded as other liabilities, long-term on the consolidated balance sheets.
In September 2024, we terminated all our CSC Holdings interest rate swap agreements with an aggregate notional value of $3,000,000. These contracts were due to mature in January 2025 and December 2026. In connection with these early terminations, we received cash of $43,182 presented in operating activities in our consolidated statements of cash flows and incurred a loss of $52,943 reflected in our consolidated statements of operations.
As of September 30, 2024, we did not hold and have not issued derivative instruments for trading or speculative purposes.

Capital Expenditures
The following table presents our capital expenditures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer premise equipment	$118,256	$93,805	$297,520	$240,715
Network infrastructure	164,361	190,281	392,837	776,594
Support and other	29,153	5,258	191,402	174,364
Business Services	47,389	63,875	161,216	217,888
Capital expenditures (cash basis)	359,159	353,219	1,042,975	1,409,561
Right-of-use assets acquired in exchange for finance lease obligations	13,631	19,019	28,708	102,671
Notes payable issued to vendor for the purchase of equipment and other assets	—	38,037	50,642	135,272
Change in accrued and unpaid purchases and other	37,544	41,414	47,746	(108,202)
Capital expenditures (accrual basis)	$410,334	$451,689	$1,170,071	$1,539,302
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
Storm Impact
In September 2024, the rain, wind and flooding from Hurricane Helene impacted our Western North Carolina service area, resulting in power outages and service disruptions to customers as well as damage to our cable network in the area. We are in the process of repairing the damage and working to restore service to our customers. We are currently unable to estimate the financial impact, but do not believe it will have a material adverse impact on our business, financial condition, or results of operations.
Cash Flow Discussion
Altice USA
Operating Activities
Net cash provided by operating activities amounted to $1,142,479 for the nine months ended September 30, 2024 compared to $1,330,185 for the nine months ended September 30, 2023.
The decrease in net cash provided by operating activities of $187,706 in 2024 as compared to 2023 resulted from a decrease of $124,454 due to changes in working capital (including an increase in interest payments of $147,855 and an increase in tax payments of $10,898) as a result of the timing of payments of liabilities, and collections of accounts receivable, among other items, along with a decrease in net income before depreciation and amortization and other non-cash items of $63,252.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 was $1,045,980 compared to $1,411,238 for the nine months ended September 30, 2023. Our investing activities consisted primarily of capital expenditures of $1,042,975 and $1,409,561 for the nine months ended September 30, 2024 and 2023, respectively.
Financing Activities
Net cash provided by (used in) financing activities amounted to $(148,143) for the nine months ended September 30, 2024, compared to $45,439 for the nine months ended September 30, 2023.

In 2024, our financing activities consisted primarily of the repayment of debt of $3,891,175, principal payments on finance lease obligations of $99,426 and other cash payments of $32,542, partially offset by proceeds from long-term debt of $3,875,000.
In 2023, our financing activities consisted primarily of proceeds from long-term debt of $2,350,000 and net proceeds from derivative contracts in connection with the settlement of collateralized debt of $38,902, partially offset by repayment of debt of $2,215,112, principal payments on finance lease obligations of $112,795 and other payments of 15,556.
CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $1,040,051 for the nine months ended September 30, 2024 compared to $1,330,185 for the nine months ended September 30, 2023.
The decrease in cash provided by operating activities of $290,134 in 2024 as compared to 2023 resulted from a decrease of $228,464 due to changes in working capital (including an increase in interest payments of $147,855 and an increase in tax payments of $10,898) as a result of the timing of payments of liabilities and collections of accounts receivable, among other items, along with a decrease in net income before depreciation and amortization and other non-cash items of $61,670.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 was $1,045,980 compared to $1,411,238 for the nine months ended September 30, 2023. Our investing activities consisted primarily of capital expenditures of $1,042,975 and $1,409,561 for the nine months ended September 30, 2024 and 2023, respectively.
Financing Activities
Net cash provided by (used in) financing activities amounted to $(55,643) for the nine months ended September 30, 2024, compared to $45,439 for the nine months ended September 30, 2023.
In 2024, the Company's financing activities consisted primarily of repayment of debt of $3,891,175, principal payments on finance lease obligations of $99,426, and other cash payments of $32,542, partially offset by proceeds from long-term debt of $3,875,000 and proceeds from notes payable to affiliates and related parties of $92,500.
In 2023, the Company's financing activities consisted primarily of proceeds from long-term debt of $2,350,000 and net proceeds from derivative contracts in connection with the settlement of collateralized debt of $38,902, partially offset by repayment of debt of $2,215,112, principal payments on finance lease obligations of $112,795 and other payments of $15,556.
Commitments and Contingencies
As of September 30, 2024, the Company's commitments and contingencies not reflected in the Company's balance sheet decreased to approximately $5,500,000 as compared to approximately $6,000,000 as of December 31, 2023. This decrease relates primarily to payments made in 2024 pursuant to programming commitments and a reduction in programming commitments due to a decrease in the number of video customers as of September 30, 2024 as compared to December 31, 2023.
The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses. For a complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the captions "Fair Value of Debt" and "Interest Rate Risk."

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control
During the nine months ended September 30, 2024, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
101
The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 filed with the Securities and Exchange Commission on November 4, 2024 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders' Deficiency; (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.

Date:	November 4, 2024		/s/ Marc Sirota
		By:	Marc Sirota Chief Financial Officer