Form 10-K
period 2024-12-31
Altice USA, Inc.
filed 2025-02-13
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act	Yes	☐	No	☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act	Yes	☐	No	☒

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

Large Accelerated Filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

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
☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates of Altice USA, Inc. computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of June 30, 2024:	$450,471,354
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	NYSE

Number of shares of common stock outstanding as of February 7, 2025	463,230,046
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
We principally provide broadband communications and video services in the United States and market our services under the Optimum brand. We deliver broadband, video, telephony and mobile services to approximately 4.6 million residential and business customers across our footprint. Our footprint extends across 21 states (primarily in the New York metropolitan area and various markets in the south-central United States) through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a fiber-to-the-home ("FTTH") network with approximately 9.8 million total passings as of December 31, 2024. Additionally, we offer news programming and advertising services.
Our ongoing FTTH network build has enabled us to deliver multi-gig broadband speeds to meet the growing data needs of residential and business customers. Concurrent to our FTTH network deployment, we also continue to upgrade our existing HFC network through the deployment of digital and expansion of Data Over Cable Service Interface Specification ("DOCSIS") 3.1 technology in order to roll out enhanced broadband services to customers. Currently we make available 1 Gbps broadband services in most of our HFC footprint and up to 8 Gbps symmetrical speeds in our FTTH footprint, which provide a connectivity experience supporting the most data-intensive activities, including streaming 4K ultra-high-definition ("UHD") and high-definition ("HD") video on multiple devices, online multi-player video game streaming platforms, video chatting, streaming music, high-quality virtual-and augmented reality experiences, and downloading large files.
The following table presents certain financial data and metrics for Altice USA:

	Years ended December 31,
	2024	2023	2022

	(in thousands, except percentage data)
Customer Relationships (a)	4,550.3	4,743.5	4,879.7
Revenue	$8,954,417	$9,237,064	$9,647,659
Adjusted EBITDA (b)	$3,413,181	$3,608,890	$3,866,537
Adjusted EBITDA as % of Revenue	38.1%	39.1%	40.1%
Net income (loss) attributable to Altice USA, Inc. stockholders	$(102,918)	$53,198	$194,563

(a)Customer metrics do not include mobile-only customers. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding our customer metrics.
(b)For additional information regarding Adjusted EBITDA, including a reconciliation of net income (loss) to Adjusted EBITDA, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our Mission
Our mission is to be the connectivity provider of choice in every community we serve.
Our Products and Services
We provide broadband, video, telephony and mobile services to both residential and business customers. We also provide enterprise-grade fiber connectivity, bandwidth and managed services to enterprise and hyperscaler customers and provide advertising time and services to advertisers. In 2024, we had approximately 3.0 million homes and businesses passed with our state-of-the-art FTTH network. In addition, we offer various news programming through traditional linear and digital platforms to consumers across our footprint.
The prices we charge for our services vary based on the number of services and associated service level or tier our customers choose, coupled with any promotions we may offer.
Residential Services
The following table shows our customer relationships for broadband, video and telephony services provided to residential customers.

	December 31,
	2024	2023	2022

	(in thousands)
Total residential customer relationships:	4,173.7	4,363.1	4,498.5
Broadband	3,999.9	4,169.0	4,282.9
Video	1,880.1	2,172.4	2,439.0
Telephony	1,269.2	1,515.3	1,764.1
The following table shows our revenues for broadband, video, telephony and mobile services provided to residential customers.

	Years Ended December 31,
	2024	2023	2022

Residential revenue:	(in thousands)
Broadband	$3,645,460	$3,824,472	$3,930,667
Video	2,896,600	3,072,011	3,281,306
Telephony	277,938	300,198	332,406
Mobile	117,084	77,012	61,832
Broadband Services
We provide a variety of broadband service tiers tailored to meet the needs of our customers. Current offers include symmetrical speeds up to 8 Gbps for our residential customers.
Our FTTH broadband service is available to approximately 3.0 million homes, offering multi-gig symmetrical speed tiers to substantially all our FTTH customers and we plan to continue this expansion. In addition, we are deploying Smart WiFi 6 and 6E routers to our customers to provide whole home WiFi coverage.
Substantially all of our HFC network is digital and DOCSIS 3.1 compatible, which allows us to provide HFC customers with advanced broadband, video and telephony services.
Video Services
We currently offer a variety of video services through Optimum TV, which include delivery of broadcast stations and cable networks, over the top ("OTT") services such as Netflix, Amazon Prime, YouTube and others, advanced digital video services, such as video-on-demand ("VOD"), HD channels, digital video recorder ("DVR") and pay-per-view, to our residential markets. Depending on the market and level of service, customers have access to local broadcast networks and independent television stations, news, information, sports and entertainment channels, regional sports networks, international channels and premium services such as Max, Showtime and Starz. Additionally, we provide app based solutions for TV, including a companion mobile app that allows viewing of television content on iOS or Android devices, as well as the available Optimum TV app on Apple TV, and on Optimum Stream for eligible customers.
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
In 2024, we launched three new video offerings, Entertainment TV, Extra TV, and Everything TV. Together, these video offerings help make up Optimum’s modern video model, bringing to life the new vision of Optimum TV, which helps break conventional all-or-nothing options to better provide content geared toward customers’ unique and modern viewing preferences.
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
Mobile
We offer a mobile service providing data, talk and text to consumers in or near our service footprint. The service is delivered over a nationwide network with long-term evolution ("LTE") and 5G (where available) coverage through our network partners, including our infrastructure-based mobile virtual network operator ("MVNO") agreement with T-Mobile U.S., Inc. ("T-Mobile"). We offload mobile traffic using our Optimum Wi-Fi network of hotspots in the New York metropolitan area as well as select customer premises equipment across our footprint. Our full infrastructure MVNO agreement with T-Mobile is differentiated from other light MVNOs in that it gives us full access control over our own core network, as well as the Home Location Register and subscriber identification module (SIM)/eSIM cards. This allows us to fully control seamless data offloading and the handover between the fixed and wireless networks. We also have full product, features and marketing flexibility with our mobile service. In addition, during 2024 we began offering to our customers additional services such as mobile device protection and connection-back-up service (wireless back-up on fixed Internet service) and we began offering customers the ability to purchase additional mobile equipment such as Apple iPads, in addition to phones.
Our mobile product is sold at Optimum stores, as well as online. Consumers can bring their own devices or purchase or finance a variety of phones (new or certified pre-owned) directly from us, including Apple, Samsung and Motorola devices.
Business Services
We offer a wide and growing variety of products and services to both large enterprise and small and medium-sized business ("SMB") customers, including broadband, telephony, networking and video services. As of December 31, 2024, we served approximately 376.6 thousand SMB customers across our footprint. We serve enterprise customers primarily through Cablevision Lightpath LLC ("Lightpath"), our 50.01% owned subsidiary.

Enterprise Customers
Lightpath, our fiber enterprise business, provides ethernet, data transport, IP-based virtual private networks, Internet access, telephony services, including session-initiated protocol ("SIP") trunking and VoIP services to the business market primarily in the New York, Boston and Miami metropolitan areas. In 2024, Lightpath completed the acquisition of substantially all of the assets of United Fiber and Data ("UFD"), acquiring UFD's fiber network between New York City and Ashburn, Virginia, as well as a metro network in New York City and New Jersey. Lightpath also provides managed services to businesses, including hosted telephony services (cloud based SIP-based private branch exchange), managed WiFi, managed desktop and server backup and managed collaboration services including audio and web conferencing. Through Lightpath, we also offer fiber-to-the-tower ("FTTT") services to wireless carriers for cell tower backhaul that enables wireline communications service providers to connect to towers that their own wireline networks do not reach. Lightpath's enterprise customers include companies in health care, financial, education, legal and professional services, and other industries, as well as the public sector and communication providers, incumbent local exchange carriers ("ILEC"), competitive local exchange carriers ("CLEC"), and hyperscaler customers. As of December 31, 2024, Lightpath had approximately 16,800 locations connected to its fiber network, which currently includes approximately 11,300 unique route miles (in each case, comprised of route miles that are owned by Lightpath or currently utilized by Lightpath pursuant to indefeasible right of use agreements with Altice USA and other parties). “Unique route miles” reflect the total aggregate distance measured in miles of all routes contained within the network that do not include overlap for multiple sheaths on similar routes.
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
SMB Customers
We provide broadband (with symmetrical speeds up to 8 Gbps), video, mobile, and telephony services to SMB customers. In addition to these services, we also offer managed services, including hosted private branch exchange, managed WiFi, premiere technical support and network solutions, security and network access and equipment for SMB customers. Telephony services include Optimum Voice for Business, Business Hosted Voice and Business Trunking (SIP and PRI). Optional telephony add-on services include international calling and toll free numbers. Optimum Business Mobile and Optimum Business Connection Backup (e.g., wireless failover) solutions are also available to our business customers, including SMBs. These services provide wireless connectivity for voice/data handsets, data only devices, and data failover solutions.
News and Advertising
News 12
Our News 12 networks consist of seven 24-hour local news channels in the New York metropolitan area—the Bronx, Brooklyn, Connecticut, Hudson Valley, Long Island, New Jersey and Westchester—providing each with complete access to hyper-local breaking news, traffic, weather, sports, community news, and more. News 12 also includes a streaming OTT regional news channel, News 12 New York, that showcases top stories and events from across the tri-state area.
News 12 has been widely recognized by the news industry with numerous prestigious honors and awards, including multiple Emmy Awards, Edward R. Murrow Awards, NY Press Club Awards, and more.
i24NEWS
Launched in July 2013, i24NEWS is an international news channel specializing in delivering international news focusing on the Middle East. i24NEWS' global news team covers top stories as they happen in four languages: English, French, Arabic and Hebrew. In December 2024, we entered into an agreement to transfer our ownership of the i24NEWS business to Next Alt or an affiliate thereof. This transaction is expected to close in the second quarter of 2025 following the satisfaction of closing conditions, including receipt of necessary regulatory approvals.

Optimum Media
Optimum Media (formerly a4 Advertising) is an advanced advertising and data company that provides audience-based, multiscreen advertising solutions to local, regional and national businesses and advertising clients. Optimum Media enables advertisers to reach millions of households on television through cable networks, on-demand and addressable inventory across the United States and through their proprietary technology and privacy-compliant database of aggregated consumer and TV viewership data.
Juice Media
Juice Media is a data-driven omnichannel media and advertising platform that combines proprietary technology, strategy, and activation to drive outcome-oriented solutions for advertisers. Its omnichannel approach empowers customers and partners to get the maximum return on their advertising campaigns.
New York Interconnect
In many markets, we have entered into agreements commonly referred to as "Interconnects" with other cable operators to jointly sell local advertising. This simplifies our clients' purchase of local advertising and expands their geographic reach. In some markets, we represent the advertising sales efforts of other cable operators; in other markets, alternative cable operators represent us. NY Interconnect, LLC is a joint venture between Altice USA, Charter Communications, Inc. ("Charter") and Comcast Corporation ("Comcast").
Franchises
As of December 31, 2024, our systems operated in more than 1,400 communities pursuant to franchises, permits and similar authorizations issued by state and local governmental authorities. Franchise agreements typically require the payment of franchise fees and contain regulatory provisions addressing, among other things, service quality, cable service to schools and other public institutions, insurance and indemnity. Franchise authorities generally charge a franchise fee of not more than 5% of certain of our cable service revenues that are derived from the operation of the system within such locality. We generally pass the franchise fee on to our customers.
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
We generally carry cable networks pursuant to written programming contracts, which continue for a fixed period of time, usually from two to five years, and are subject to negotiated renewal. Cable network programming is usually made available to us for a license fee, which is generally paid based on the number of customers who subscribe to the level of service that provides such programming. Such license fees may include "volume" discounts available for higher numbers of customers, as well as discounts for channel placement or service penetration. For home shopping channels, we receive a percentage of the revenue attributable to our customers' purchases, as well as, in some instances, incentives for channel placement.
We typically seek flexible distribution terms that would permit services to be made available in a variety of retail offerings and on a variety of platforms and devices in order to maximize consumer choice. Suppliers typically insist that their most popular and attractive services be distributed to a minimum number or percentage of customers, which limits our ability to provide consumers with full purchasing flexibility.
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
We also offer our customers the ability to interact with us and get support through digital channels, whether via our website, chat, interactive voice support, text messaging, mobile app, or social media (X and Meta). Customers can use our customer portal website and mobile app to manage and pay their bill online, obtain service and account information, and get self-help troubleshooting support. Our goal is to continue to improve upon those customer care experiences whether through traditional or digital methods (such as through the My Optimum app and chat).
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
We have upgraded our networks, both through the deployment of our FTTH network and through new DOCSIS technologies, and we are delivering download speeds of up to 1 Gbps in most of our HFC footprint and up to 8 Gbps in our FTTH footprint. We also have a networking caching architecture that places highly viewed Internet traffic from the largest Internet-based content providers at the edge of the network closest to the customer to reduce bandwidth requirements across our national backbone, thus reducing operating expense. This collective network architecture also provides us with the capability to manage traffic across several Internet access points, thus helping to ensure Internet access redundancy and quality of service for our customers. Additionally, our national backbone connects most of our systems, which allows for an efficient and economical deployment of services from our centralized platforms that include telephone, VOD, network DVR, common video content, broadband Internet, hosted business solutions, provisioning, e-mail and other related services.
Our ongoing FTTH network build passes approximately 3.0 million homes and businesses as of December 31, 2024, and has enabled us to deliver multi-gig broadband speeds to meet the growing data needs of residential and business customers. We believe our FTTH network is more resilient with reduced maintenance requirements, fewer service outages and lower power usage, which we expect will drive further structural cost efficiencies.
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

Information Technology
Our information technology ("IT") systems consist of billing, customer relationship management, business and operational support and sales force management systems. We continue to update and simplify our IT infrastructure through further investments, focusing on cost efficiencies, improved system reliability, functionality and scalability and enhancing the ability of our IT infrastructure to meet our ongoing business objectives. Additionally, through investment in our IT platforms, AI, machine learning, automation, and focus on process improvement, we continue to simplify and harmonize our service offering bundles and improve our technical service delivery and customer service capabilities. We contract with managed service providers to deliver certain core Business Support Systems and Operations Support Systems. These services are integrated into our overall IT ecosystems to ensure an efficient operation. Backup services are provided through alternate systems and infrastructure.
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
Broadband and Telephone Connectivity
We deliver broadband and telephony services through our HFC and FTTH network. We use circuits that are either owned by us or rented from third parties to connect to the Internet and the public switched telephone network. We pay fees for rented circuits based on the amount of capacity available to it and pay for Internet connectivity based on the amount of IP-based traffic received from and sent over the other carrier's network.
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
Broadband Services Competition
Our broadband services face competition from broadband communications companies' digital subscriber line ("DSL"), FTTH/Fiber to the Premises ("FTTP") and wireless broadband offerings, as well as from a variety of companies that offer other forms of online services, including satellite-based broadband services. AT&T, Frontier

Communications Parent, Inc. ("Frontier") and Verizon Communications Inc.'s ("Verizon") Fios are our primary fiber-based competitors. T-Mobile fixed wireless, Verizon fixed wireless and AT&T Internet Air are our primary wireless broadband competitors. Current and future fixed and wireless Internet services, such as 4G, LTE and 5G (and variants) wireless broadband services and WiFi networks, and devices such as wireless data cards, tablets and smartphones, and mobile wireless routers that connect to such devices, may also compete with our broadband services both for in premises broadband service and mobile broadband. All major wireless carriers offer unlimited data plans, which could, in some cases, become a substitute for the fixed broadband services we provide. The Federal Communications Commission ("FCC") is likely to continue to make additional radio spectrum available for these wireless Internet access services, which in time could expand the quality and reach of these services. Additionally, federal legislation has substantially increased the amount of subsidies to entities deploying broadband to areas deemed to be "unserved" or "underserved," which could result in increased competition for our broadband services.
We face intense competition from broadband communications companies with fiber-based networks. Verizon has constructed a FTTH network that passes a significant number of households in our New York metropolitan service area; and AT&T has constructed a FTTP/Fiber to the Node infrastructure in various markets in our south-central United States service area. We estimate that Verizon, together with other fiber-based service providers, are able to sell fiber-based services to approximately two-thirds of the households in our footprint in New York, New Jersey and Connecticut combined and that AT&T and other fiber-based service providers are able to sell fiber products to more than one-third of the households in various markets in our south-central United States service area. Frontier offers DSL and FTTH broadband service and competes with us in most of our Connecticut service area, as well as parts of our Texas and West Virginia service areas.
Video Services Competition
Our video services face competition from cable providers as well as direct broadcast satellite ("DBS") providers, such as DirecTV (which is co-owned by AT&T) and DISH Network (a wholly-owned subsidiary of EchoStar Corporation, "DISH"). DirecTV and DISH offer one-way satellite-delivered pre-packaged programming services that are received by relatively small and inexpensive receiving dishes. We believe cable-delivered services, which include the ability to bundle additional services such as broadband, offer a competitive advantage to DBS service, because cable headends can provide two-way communication to deliver a large volume of programming that customers can access and control independently.
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
Mobile Wireless Competition
Our mobile wireless service faces competition from a number of national incumbent network-based mobile service providers, such as AT&T, T-Mobile and Verizon and smaller regional service providers, as well as a number of reseller or MVNO providers, such as Tracfone, Boost Mobile and Cricket Wireless, among others. We believe that our approach to the mobile wireless service offering, including the ability to bundle and promote the product to our existing customer base, gives us advantages over pure MVNO resellers, and differentiates us from certain incumbent network-based operators. Improvements by incumbent and reseller mobile service providers on price, features, speeds, and service enhancements will continue to impact the competitiveness and attractiveness of our mobile service, and we will need to continue to invest in our services, product and marketing to answer that competition. Our mobile wireless strategy depends on the availability of wholesale access to radio access networks ("RAN") from one or more network-based providers with whom we are likely to compete. Our mobile service is vulnerable to constraints on the availability of wholesale access or increases in price from the incumbents. Consolidation among wholesale RAN access providers could impair our ability to sustain our mobile service and be competitive.
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
Advertising Services Competition
We provide advertising and advanced advertising services on television and digital platforms, both directly and indirectly, within and outside our television service area. We face intense competition for advertising-related revenue across many different platforms and from a wide range of local and national competitors. Advertising competition has increased and will likely continue to increase as new formats seek to attract the same advertisers. We compete for advertising revenue against, among others, local broadcast stations, national cable and broadcast networks, radio stations, print media, social network platforms (such as Facebook and Instagram), online advertising companies (such as Google), content providers (such as Disney), connected TV providers, advertising agencies (such as Omnicom Group), measurement platforms, and digital advertising platforms.
Human Capital Resources
As of December 31, 2024, we had approximately 10,900 employees. Approximately 400 of our employees were represented by unions as of such date. Approximately 89% of our employees are U.S. based. Our employees perform work in a variety of environments, including customers’ homes or businesses, in the field, and on site in retail stores, centers or offices.
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
Employee Engagement
We are committed to creating an environment where every employee can be the difference, and where employees ask questions, demonstrate their expertise, create community, take ownership, and are nimble. We believe that fostering a best-in-class employee experience will enable our employees to provide a best-in-class customer experience. We value recognition and have many programs throughout each year that celebrate the achievements of employees across the Company. We also promote a culture that embraces equal opportunity for all, and we are committed to fostering a workplace where employees and customers alike experience a culture of respect, belonging, and opportunity. Our approach is guided by best practices in recruitment, retention, community engagement, and culture-building, ensuring that we attract and retain talent that reflects the diverse communities we serve.
We have earned certifications by Great Place to Work®, a global authority on workplace culture, employee experience, and effective leadership. Additionally, we earned recognition from the Cablefax Top Ops Awards earning the Work Culture Award, and Built In included us among multiple Best Places to Work 2025 lists.
Learning and Development
We provide our leaders with development programs through the Optimum Leader framework, focusing on our three guiding principles: to set clear expectations and do what is right, drive ONE Optimum, and make it happen. We also provide employees with tuition benefits to ensure access to educational resources they need to continue their development and pursue their goals.

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
There have been frequent calls to impose further rate regulation on the cable industry. It is possible that Congress or the FCC may adopt new constraints on the retail pricing or packaging of cable programming. As we attempt to respond to a changing marketplace with competitive marketing and pricing practices, we may face regulations that impede our ability to compete. In 2024, the FCC adopted rules that require cable operators to disclose the "all-in" price for service, including fees related to the provision of cable service such as network fees, sports and broadcast programming fees, in subscriber bills, advertising, and promotional materials. The FCC has also proposed restricting the use of early termination fees imposed on customers who terminate long-term service contracts prior to the expiration of their contracts, and to require cable operators to prorate a subscriber's bill for the final month of service if the subscriber cancels service prior to the end of the final month. We do not charge early termination fees. We currently charge for service in whole-month increments other than where prohibited by state law, so the adoption of this proposal would affect our customer service practices. We cannot predict whether these rules and restrictions, if adopted, would affect our cable revenue and subscribership.
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
Broadcast stations must elect either "must carry" or retransmission consent every three years. A substantial number of local broadcast stations currently carried by our cable systems have elected to negotiate for retransmission consent. In the most recent retransmission consent negotiations, popular television stations have demanded substantial compensation increases, thereby increasing our operating costs. In the event a cable operator and a broadcast station electing retransmission consent cannot agree on terms and conditions for carriage, a cable operator must cease carrying the station until such an agreement is reached. The FCC recently adopted rules requiring cable operators to report such “blackouts” lasting more than 24 hours to the FCC. The FCC has also proposed that cable operators provide subscribers with a rebate if a broadcast station is blacked out during a retransmission consent dispute. The proposed rebate requirement would also apply if other video programming services are blacked out during a carriage dispute. This proposal remains pending at the FCC.
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
Program Carriage.    The FCC's program carriage rules prohibit us from requiring an unaffiliated programmer to grant us a financial interest or exclusive carriage rights as a condition of its carriage on our cable systems and prohibit us from unfairly discriminating against unaffiliated programmers in the terms and conditions of carriage on the basis of their nonaffiliation. The FCC has also proposed to prohibit cable and DBS operators from including most favored nation provisions and unreasonable alternative distribution method provisions in their carriage agreements with independent programmers (i.e., programmers unaffiliated with cable or DBS operators or a broadcast television network or licensee). The FCC has sought comment on whether these restrictions should apply to existing contracts. Some of our programming contracts include such provisions.
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
Broadband
Regulatory Classification.    Broadband Internet access services were traditionally classified by the FCC as "information services" for regulatory purposes, a type of service that is subject to a lesser degree of regulation than "telecommunications services." In 2015, the FCC reversed this determination and classified broadband Internet access services as "telecommunications services." This reclassification had subjected our broadband Internet access service to greater regulation, although the FCC did not apply all telecommunications service obligations to broadband Internet access service. The 2015 Order (as defined below) could have had a material adverse impact on our business. In December 2017, the FCC adopted an order that in large part reversed again the 2015 Order and reestablished the "information service" classification for broadband Internet access service. The 2017 Order (as defined below) was affirmed in part on appeal in October 2019 insofar as it classified broadband Internet access services as information services subject to lesser federal regulation. However, the 2017 Order was also vacated in part on appeal insofar as it preempted states from subjecting broadband Internet access services to any requirements more stringent than the federal requirements. As a result, the precise extent to which state rules may impose such requirements, as well as other regulatory obligations, on broadband Internet access service providers is not fully settled. In 2024, the FCC reclassified broadband service as a common carrier telecommunications service under similar terms and conditions as the 2015 Order. The 2024 Order was stayed and, in 2025, vacated by the Sixth Circuit Court of Appeals. The court's decision may be appealed.
Net Neutrality.   The FCC's 2015 and 2024 Orders would have imposed "net neutrality" requirements on providers of broadband Internet access services, which included prohibitions on blocking, throttling and prioritizing Internet traffic. A number of states, including California and New York, have adopted legislation or executive orders that apply "net neutrality" rules to ISPs. The California legislation took effect in March 2021, and was upheld in 2022 by the Ninth Circuit Court of Appeals against a challenge by internet service providers. New York and New Jersey each have in place an executive order that requires entities contracting with state agencies to commit to and certify compliance with net neutrality principles across the market. These state requirements currently remain in place notwithstanding the court decision overturning the FCC’s net neutrality rules. In the wake of the Sixth Circuit decision, Congress may consider legislation codifying some form of “net neutrality” rules. The FCC or Congress could also address the extent to which states may also impose such rules or otherwise regulate broadband service.
Digital Discrimination. Pursuant to a Congressional directive, the FCC adopted rules in 2023 to facilitate equal access to broadband internet access service by preventing digital discrimination of access, which the FCC defined as "policies or practices, not justified by genuine issues of technical or economic feasibility, that differentially impact consumers' access to broadband internet access service based on their income level, race, ethnicity, color, religion or national origin, or are intended to have such differential impact." The FCC rules include a process for bringing complaints against broadband providers that relate to digital discrimination. The rules took effect in March 2024 and have been challenged in court. We cannot predict the outcome of the litigation or how these rules will affect our broadband business, including deployment and pricing.
Consumer Labels. The FCC rules require broadband providers to display, at the point of sale, consumer labels with information about their broadband services. The labels must disclose certain information about broadband prices, introductory rates, data allowances, and speeds, and include links to information about network management practices, privacy policies, and, while it was in effect, the FCC's Affordable Connectivity Program ("ACP") for low-income households. The FCC's rules also require the labels to itemize monthly charges and fees, including regulatory fees passed through to consumers for any individual consumer's location. The requirement to display labels took effect in 2024.
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
Government Subsidies. The FCC and other federal agencies, as well as some states, direct subsidies to entities deploying broadband to areas deemed to be "unserved" or "underserved." Federal legislation and state programs have substantially increased the amount of such subsidies in recent years. This increase is expected to continue in all states in the coming years in connection with federal funding, although it is possible that the current Administration may seek to make changes to the relevant programs and funding levels. Eligibility criteria for the use of such subsidies do not always limit their use exclusively to areas lacking broadband access. We have sought this funding as have many other entities, including broadband services competitors and new entrants into such services. We have also opposed subsidies directed to areas that we already serve. There is no assurance that we will be successful in securing such funding or in preventing funding from being directed to our competitors in areas we already serve, nor any guarantee of the amount of funding we could receive. In 2022, we were authorized to receive subsidies from the FCC as part of the Rural Digital Opportunity Fund ("RDOF"). RDOF awards include a number of regulatory requirements and construction milestones. In 2024, we exited the RDOF program and no longer receive FCC universal service subsidies. The FCC could audit our compliance with RDOF during the period we received subsidies. If the government found that we failed to meet certain obligations, we could be subject to government penalties. By accepting RDOF funding, we were required to participate in the federal Lifeline program, which provides low-income households with discounted voice and broadband services. After we exited RDOF, we also relinquished our eligible telecommunications carrier obligations, which eliminated our obligation to offer Lifeline. The FCC also administered the ACP, which provided subsidies for broadband providers that offered discounted broadband service to low-income households. Although funding for the program ended in 2024, the FCC continues to assess providers’ compliance.
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

Other forms of regulation of broadband Internet access service currently being considered by the FCC, Congress or state legislatures include consumer protection requirements, billing and notifications requirements, cybersecurity requirements, consumer service standards, requirements to contribute to universal service programs and requirements to protect personally identifiable customer data from theft. Pending and future legislation in this area could adversely affect our operations as an ISP and our relationship with our Internet customers. While neither the FCC nor states currently regulate the price for broadband services generally, the state of New York enacted legislation that would regulate the price and terms for the broadband service offered to low-income households. This law was enjoined by a New York federal court, but the injunction was vacated on appeal and the Supreme Court has declined to hear an appeal. The plaintiff ISPs have petitioned for the Supreme Court to reconsider that decision, and the request is currently pending. Numerous states are also seeking to impose price caps on broadband service provided to low-income households as a condition of awarding subsidies for the construction of broadband networks to unserved and underserved areas.
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
The FCC has adopted several regulations for interconnected VoIP services, as have several states, especially as it relates to core customer and safety issues such as E911, local number portability, disability access, outage reporting, universal service contributions, and regulatory reporting requirements. The FCC has not, however, formally classified interconnected VoIP services as either information services or telecommunications services. In this vacuum, some states have asserted more expansive rights to regulate interconnected VoIP services, while others have adopted laws that bar the state commission from regulating VoIP service. Several advocacy and labor organizations petitioned the FCC in 2022 to formally classify VoIP as a telecommunications service; however, the FCC has not taken any action on the petition. Classification of our VoIP services as telecommunications services could result in additional regulatory requirements and compliance costs. In 2025, in response to increased regulation of VoIP providers in California, several providers petitioned the FCC to preempt California’s rules; the FCC has not yet taken action on that petition either.
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
Other Regulation.     Interconnected VoIP service providers are required to provide enhanced 911 emergency services to their customers; protect customer proprietary network information from unauthorized disclosure to third parties; report to the FCC on service outages; comply with telemarketing regulations and other privacy and data security requirements; (see "Privacy Regulations" below); comply with disabilities access requirements and service discontinuance obligations; comply with call signaling requirements; and comply with CALEA standards. In August 2015, the FCC adopted rules to improve the resiliency of the communications network. Under the rules, providers of telephony services, including interconnected VoIP service providers, must make available twenty-four hours of standby backup power for consumers to purchase at the point of sale. The rules also require that providers inform new and current customers about service limitations during power outages and steps that consumers can take to address those risks. In addition, the FCC is currently considering whether to require VoIP providers to maintain backup power for certain network equipment, and California has adopted rules requiring VoIP providers to maintain seventy-

two hours of network backup power in certain areas of the state facing elevated fire risks. The FCC also requires interconnect VoIP providers to report network outages that exceed a specified threshold.
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
In 2019, we launched a mobile service using our own core infrastructure and our infrastructure mobile virtual network operator ("iMVNO") agreements with Sprint (now T-Mobile) and other roaming partners, including AT&T. Our mobile wireless service is subject to most of the same FCC and consumer protection regulations as typical, network-based wireless carriers (such as E911 services, local number portability, privacy protection, and constraints on billing and advertising practices). The FCC or other regulatory authorities may adopt new or different regulations that apply to our services or similarly situated providers, impose new taxes or fees, or modify the obligations of other network-based carriers to provide wholesale RAN access to providers like Altice USA.
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
Privacy Regulations
Our cable, Internet, voice, wireless and advertising services are subject to various federal, state and local laws and regulations, as well as, in instances where we operate outside of the U.S., the laws and regulations of the countries and regions where we operate, regarding subscriber privacy, data security, data protection, and data use. Our provision of Internet services subjects us to the limitations on use and disclosure of user communications and records contained in the Electronic Communications Privacy Act of 1986. Broadband Internet access service is also subject to various privacy laws applicable to electronic communications. We are subject to various state regulations and enforcement oversight related to our policies and practices covering the collection, use, and disclosure of personal information. The California Consumer Privacy Act ("CCPA"), a comprehensive privacy act aimed at increasing disclosure requirements, privacy protections, and the rights of consumers to identify and delete stored private data, subject to some limited business exceptions, has been in effect since January 1, 2020. Amendments to the CCPA under the California Privacy Rights Act of 2020 took effect on January 1, 2023, and provide certain additional disclosure requirements, privacy protections, and rights of consumers. Virginia adopted the Consumer Data Protection Act in 2021 which took effect on January 1, 2023. Colorado also adopted a comprehensive privacy act in 2021, as did Utah and Connecticut in 2022, that also impose disclosure requirements, privacy protections, and the rights of consumers to opt out of certain data sharing. Those laws took effect in 2023. The Texas Data Privacy and Security Act, which creates similar disclosure requirements, privacy protections, and consumer privacy rights, took effect on January 1, 2024.
The FCC, in 2023, expanded its data breach notification reporting obligations applicable to telecommunications carriers and interconnected VoIP providers, which could cause us to incur additional compliance costs. In 2024, Kentucky, among other states, passed a comprehensive consumer privacy law. As with existing state consumer privacy laws in California, Virginia, and Connecticut, among other states, this law creates disclosure requirements, privacy protections, and consumer privacy rights for covered businesses. The Kentucky law will take effect January 1, 2026. Similarly, the New Jersey legislature passed a comprehensive consumer privacy law in January 2024, which took effect January 16, 2025. We expect further scrutiny of privacy practices at all levels of government in the areas where we operate. Implementing and updating systems and processes to comply with new rules could impact our business opportunities and impose operating costs on the business.
Our i24NEWS operation has employees and offices in the European Union ("EU") that are subject to the General Data Protection Regulation ("GDPR"). Further, our Optimum Media business conducts limited business with customers that advertise in the EU and in the United Kingdom ("UK"). As such, we have certain compliance obligations with EU member state, as well as UK laws and regulations, including compliance obligations under the GDPR and UK GDPR, and bear potential enforcement risks and fines if we fail to comply, even as the application of those regulations to some of our operations are unclear or are unknown.
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
Available Information and Website
We make available free of charge, through our investor relations section at our website, http://www.alticeusa.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission ("SEC"). These reports and other information are also available on the SEC’s website at https://www.sec.gov. We periodically provide other information for investors on our website and LinkedIn pages, including news and announcements regarding our financial performance and business operations. We encourage investors and other stakeholders to review the information we post on these channels. Website references and social media channels in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the sources. Therefore, such information should not be considered part of this report.

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
•Changes to trade policy, to the extent applicable to equipment we or our customers use, could adversely affect our business and results of operations.
•Disruptions to our networks, infrastructure and facilities could impair our operating activities and negatively impact our reputation and financial results.
•If we experience a significant cybersecurity incident or fail to detect and appropriately respond to a significant cybersecurity incident, our results of operations and reputation could suffer.
•Issues related to the use of AI in our business could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business.
•The terms of existing or new collective bargaining agreements can increase our expenses. Labor disruptions could adversely affect our business, financial condition and results of operations.
•A significant amount of our book value consists of intangible assets that may not generate cash in the event of a voluntary or involuntary sale.
•We have engaged and may in the future engage in acquisitions, dispositions and other strategic transactions and the integration of such acquisitions, the sales of assets and other strategic transactions could materially adversely affect our business, financial condition and results of operations.
•Significant unanticipated increases in the use of bandwidth-intensive Internet-based services could increase our costs.
•Our business depends on intellectual property rights and on not infringing on others' intellectual property rights.
•We may be liable for the material that content providers distribute over our networks.
•If we are unable to retain and hire new key employees, our ability to manage our business could be adversely affected.

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
•We may be adversely affected if other parties are able to get government subsidies to overbuild our plant, or if subsidies we receive to construct facilities or support low-income subscribers are modified or run out.
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
In some instances, our competitors have fewer regulatory burdens, easier access to financing, greater resources, greater operating capabilities and efficiencies of scale, stronger brand-name recognition, longstanding relationships with regulatory authorities and customers, more customers, more flexibility to offer promotional packages at prices lower than ours and greater access to programming or other services. This competition creates pressure on our pricing and has adversely affected, and may continue to affect, our ability to add and retain customers, which in turn adversely affects our business, financial condition and results of operations. The effects of competition may also adversely affect our liquidity and ability to service our debt. For example, we face intense competition from Verizon, which has constructed FTTH network infrastructure that passes a significant number of households in our New York metropolitan service area. We estimate that Verizon, together with other fiber-based service providers, are able to sell fiber-based services to approximately two-thirds of the households in our footprint in New York, New Jersey and Connecticut combined and may expand these and other service offerings to more customers in the future. We also face increasing competition from AT&T and other fiber-based service providers in various markets in our south-central United States service area, who we estimate are currently able to sell fiber products to more than one-third of these households. While the extent of our competitors’ build-out and sales activity in service areas is difficult to assess because it is based on visual inspections and other limited estimating techniques and therefore serves only as an approximation, the fiber build out by competitors in our service areas is significant.
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
Another source of competition for our video services is the delivery of video content over the Internet directly to customers, some of which is offered without charging a fee for access to the content. This competition comes from a number of different sources, including companies that deliver movies, television shows and other video programming, including extensive on demand, live content, serials, exclusive and original content, over broadband Internet connections to televisions, computers, tablets and mobile devices, such as Netflix, Hulu, Disney+, Apple TV+, YouTube TV, Amazon Prime, Sling TV, DirecTV Stream and others. It is possible that additional competitors will enter the market and begin providing video content over the Internet directly to customers. Increasingly, content owners, such as Max, CBS, Disney and ESPN, are selling their programming directly to consumers over the Internet without requiring a video subscription. The availability of these services has and will continue to adversely affect customer demand for our video services, including premium and on-demand services. Further, due to consumer electronics innovations, consumers can watch such Internet-delivered content on television sets and mobile devices, such as smartphones and tablets. Internet access services are also offered by providers of wireless services, including traditional cellular phone carriers and others focused solely on wireless data services.
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
Our broadband service faces competition from wired and wireless providers. Most broadband communications companies, which already have wired networks, an existing customer base and other operational functions in place (such as billing and service personnel), offer DSL, cable or FTTH/FTTP services. We believe these services compete with our broadband service and are often offered at prices comparable to or lower than our Internet services and, despite sometimes being offered at speeds lower than the speeds we offer, are capable of serving as substitutes for some consumers. In addition, to the extent that these providers’ networks are more ubiquitously deployed, such as traditional telephone networks, they may be in a better position to offer Internet services to businesses passed by their networks on a more economic or timely basis than we can, even if the services they offer are arguably inferior. They may also increasingly have the ability to combine video services, mobile services and telephone and Internet services offered to their customers, either directly or through co-marketing agreements with other service providers. Additionally, federal legislation has substantially increased the amount of subsidies to entities deploying broadband to areas deemed to be "unserved" or "underserved" in recent years, which could result in increased competition for our broadband services.
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
Our advertising business faces competition from traditional and non-traditional media outlets, such as television and radio stations, traditional print media and the Internet, including Meta, Google and others.

We face significant risks as a result of rapid changes in technology, consumer expectations and behavior.
The broadband communications industry has undergone significant technological development over time and these changes continue to affect our business, financial condition and results of operations. Such changes have had, and will continue to have, a profound impact on consumer expectations and behavior. Our video business faces technological change risks as a result of the continuing development of new and changing methods for delivery of programming content such as Internet-based delivery of movies, shows and other content which can be viewed on televisions, wireless devices and other developing mobile devices. Consumers' video consumption patterns are also evolving, for example, with more content being downloaded for time-shifted consumption. A proliferation of delivery systems for video content can adversely affect our ability to attract and retain customers and demand for our services and it can also decrease advertising demand on our delivery systems. Our broadband business faces technological challenges from rapidly evolving wireless Internet solutions. Our telephony service offerings face technological developments in the proliferation of telephony delivery systems including those based on Internet and wireless delivery. If we do not develop or acquire and successfully implement new technologies, we will limit our ability to compete effectively for customers, content and advertising.
Many of our video customers take delivery of their services through our set-top box, although customers are increasingly able to enjoy these services through other devices, for example, Apple TV, which eliminates or reduces the need to use our devices. We may be required to make material capital and other investments to keep up with technological change. These challenges could adversely affect our business, financial condition and results of operations.
In 2019, we launched our mobile wireless voice and data service. We believe this product offering will enable us to deliver greater value and more benefits to customers by offering mobile voice and data services, in addition to our broadband, video and telephony services. Some of our competitors already offer, or have announced plans to offer, their own offerings that bundle two or more of their broadband, video, telephony and mobile voice and data services. If our customers do not view our service offerings as competitive with those offered by our competitors, we could experience increased customer churn. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect from offering mobile voice and data services to new or existing customers, in the timeframe we anticipate. In addition, we may be required to make material capital and other investments to develop and maintain this business and to keep up with technological change. These challenges could adversely affect our business, financial condition and results of operations.
Programming and retransmission costs are increasing and we may not have the ability to pass these increases on to our customers. Disputes with programmers and the inability to retain or obtain popular programming can adversely affect our relationship with customers and lead to customer losses, which could materially adversely affect our business, financial condition and results of operations.
Programming costs are one of our largest categories of expenses. In recent years, the cost of programming in the multichannel video distribution industry has increased significantly and is expected to continue to increase, particularly with respect to costs for sports programming and broadcast networks. We may not be able to pass programming cost increases on to our customers due to the increasingly competitive environment. If we are unable to pass these increased programming costs on to our customers, our results of operations would be adversely affected. Moreover, programming costs are related directly to the number of customers to whom the programming is provided. Our smaller customer base relative to our competitors may limit our ability to negotiate lower per-customer programming costs, which could result in reduced operating margins relative to our competitors with a larger customer base.
The expiration dates of our various programming contracts are staggered, which results in the expiration of a portion of our programming contracts throughout each year. We attempt to control our programming costs and, therefore, the cost of our video services to our customers, by negotiating favorable terms for the renewal of our affiliation agreements with programmers. On certain occasions in the past, such negotiations have led to disputes with programmers that have resulted in periods during which we did not carry, or decided to stop carrying, a particular broadcast network or programming service or services. For example, in January 2025, we were unable to reach an agreement with Nexstar Media Group, Inc. ("Nexstar") upon equitable terms, and effective January 10, 2025, Nexstar owned and operated broadcast stations and services were removed from our lineups. On January 17, 2025, we and Nexstar agreed to renewal terms and the applicable broadcast stations and services were promptly restored to our lineups. Additionally, in January 2025, MSG Networks' services were removed from our lineups. Negotiating impasses are common. To the extent we are unable to reach agreement with certain programmers on terms we believe are reasonable, we may be forced to, or determine for strategic or business reasons to, cease negotiations with such programmers and remove the associated programming channels from our line-up and may decide to replace such programming channels with other programming channels, which may not be available on acceptable terms or be as attractive to customers. Such disputes, or the removal or replacement of programming, may inconvenience some of our customers and can lead to customer dissatisfaction, negative publicity, regulatory inquiries, and the potential loss of customers, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. There can be no assurance that our existing programming contracts will be renewed on favorable or comparable terms, or at all, or that the rights we negotiate will be adequate for us to execute our business strategy.
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
There can be no assurance that we can successfully achieve any or all of the above initiatives in the manner or time period that we expect. Furthermore, achieving these objectives will require investments which may result in short-term costs without generating any current revenues and therefore may be dilutive to our earnings. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to continue improving our operational performance and customer experience we may face a decrease in new customers and an increase in customer churn, which could have a material adverse effect on our business, financial condition and results of operations. For example, there can be no assurance that we will be able to successfully implement our plan to expand and upgrade our network within the anticipated timeline or at all or within the cost parameters we currently expect. Similarly, we may not be successful in growing our mobile voice and data services on our anticipated timeline or realize, in full or in part, the anticipated benefits we expect from offering such services, and we may face technological, financial, legal, regulatory or other challenges in pursuing these or other initiatives.
The financial markets are subject to volatility and disruptions, which have in the past, and may in the future, adversely affect our business, including by affecting the cost of new capital and our ability to fund acquisitions or other strategic transactions.
From time to time the capital markets experience volatility and disruption. Volatility in the capital markets may be impacted by a number of factors. Some of the main factors which have recently contributed to capital markets volatility include, but are not limited to, inflationary pressures, the outlook for interest rates, and the military conflicts between Russia and Ukraine and in the Middle East. There can be no assurance that market conditions will not continue to be volatile or worsen in the future.
Financial market disruptions may be accompanied by a broader economic downturn, which historically has led to lower demand for our products, such as video services, as well as lower levels of television advertising, and increased incidence of customers' inability to pay for the services we provide. A recurrence of these conditions may adversely impact our business, financial condition and results of operations.
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
Our subsidiaries have incurred substantial amounts of indebtedness in connection with acquisitions and to finance the Cequel Acquisition, the Cablevision Acquisition, our operations, upgrades to our cable plant and acquisitions of other cable systems, sources of programming and other businesses. We have also incurred substantial indebtedness in order to offer new or upgraded services to our current and potential customers. At December 31, 2024, the carrying value of our total aggregate indebtedness, including finance leases and supply chain financing was approximately $25.1 billion. Because we are highly leveraged, our payments on our indebtedness are significant in relation to our revenues and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness would not. Decreases in our revenues or increases in operating costs (and corresponding reduction in our cash flows) would therefore adversely affect our ability to make interest or principal payments on our indebtedness as they come due.
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
Credit rating agencies continually revise their ratings for companies they follow. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. In addition, developments in our business and operations or the amount of indebtedness incurred could lead to a ratings downgrade on our or our subsidiaries' indebtedness. The debt ratings for our subsidiaries' debt securities and credit facilities are currently below the "investment grade" category, which could result in higher borrowing costs and more restrictive covenants in our indentures and credit facilities, as well as a reduced pool of potential investors of that debt as some investors will not purchase debt securities or become lenders under credit facilities that are not rated in an investment grade rating category. In addition, there can be no assurance that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency, if in that rating agency's judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Our credit rating (including the credit rating assigned to our subsidiaries’ debt securities and credit facilities) has in the past been and may continue to be impacted by a number of factors, including the state of the U.S. economy, factors affecting the broadband communications and video service industry, our operating performance and our financing activities. In 2024, S&P downgraded our credit rating to “CCC+” and Moody’s Investors Service downgraded our credit rating to “Caa2.” A deterioration of our financial position or a further downgrade of our or our subsidiaries' ratings for any reason may impact our ability to access debt markets in the future or increase our cost of future debt which could have a material adverse effect on our business, financial condition and results of operations, which in return may adversely affect the market price of shares of our Class A common stock.
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
Also, our subsidiaries' creditors, including trade creditors, in the event of a liquidation or reorganization of any subsidiary, would be entitled to a claim on the assets of such subsidiaries, including any assets transferred to those subsidiaries, prior to any of our claims as a stockholder and those creditors are likely to be paid in full before any distribution is made to us. To the extent that we are a creditor of a subsidiary, our claims could be subordinated to any security interest in the assets of that subsidiary or any indebtedness of that subsidiary senior to that held by us.
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
Our business is capital intensive. Operating and maintaining our cable systems requires significant amounts of cash payments to third parties. Capital expenditures were $1,433.0 million, $1,704.8 million and $1,914.3 million in 2024, 2023 and 2022, respectively, and primarily include payments for customer premise equipment, network infrastructure, support and other costs.
We expect these capital expenditures to continue to be significant as we further enhance our service offerings. We may have substantial future capital commitments in the form of long-term contracts that require substantial payments over a period of time. In the longer term, our ability to fund our operations, make planned capital expenditures, make scheduled payments on our indebtedness and repay our indebtedness depends on our future operating performance and cash flows and our ability to access the capital markets, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Competition, market disruptions or deterioration in economic conditions have in the past, and could in the future, lead to lower demand for our products, as well as lower levels of advertising, and increased incidence of customers' inability to pay for the services we provide. These events would adversely impact our results of operations, cash flows and financial position. As such, we may not be able to generate sufficient cash internally to fund anticipated capital expenditures, make ongoing interest payments and repay our indebtedness at maturity. Accordingly, we may have to do one or more of the following:
•refinance existing obligations to extend maturities;
•raise additional capital, through bank loans, debt or equity issuances or a combination thereof;
•cancel or scale back current and future spending programs; or
•sell assets or interests in one or more of our businesses.
However, we may not be able to refinance existing obligations or raise any required additional capital on terms acceptable to us or at all. Borrowing costs related to future capital raising activities may be significantly higher than our current borrowing costs and we may not be able to raise additional capital on favorable terms, or at all, if financial markets experience volatility. In addition, we have become aware that certain of our creditors (collectively, the “Co-Op”) have entered into a cooperation agreement, which we believe restricts such creditors from participating in financing transactions with us, except as approved by the Co-Op. Members of the Co-Op represent a significant percentage of the holders of our outstanding indebtedness, and the existence of the Co-Op may result in a significant limitation on our ability to access the syndicated loan market or the market for high yield bonds, along with our ability to refinance our existing indebtedness, extend the maturities of our indebtedness or consummate strategic transactions to manage our liabilities, on favorable terms, or at all.
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
Pursuant to the terms of our credit facilities agreement, subsequent to the phase-out of LIBOR on June 30, 2023, the interest rate on our outstanding LIBOR-linked borrowings became linked to synthetic USD LIBOR, calculated as Term SOFR plus the spread adjustment for the corresponding LIBOR setting, until March 31, 2025. Thereafter, the interest rate on outstanding synthetic USD LIBOR-linked borrowings will become linked to the alternate base rate, where the alternative base rate is the greater of (x) the prime rate or (y) the federal funds effective rate plus 50 basis points.
If we are unable to transition our outstanding borrowings that accrue interest at alternative reference rates to Term SOFR, or if there are any further significant changes to the setting of alternative interest rate benchmarks, and in the event of the discontinuation of, or changes in the manner of administration of, interest rate benchmarks, the interest rates on our borrowings could be materially different than expected. These developments may cause us to renegotiate some of these agreements and may have an adverse effect on our financial condition and results of operations.
We depend on third-party vendors for certain equipment, hardware, licenses and services in the conduct of our business. If we do not have access to such items and services on reasonable terms and on a timely basis, our ability to offer our products and services could be impaired, and our business, results of operations and financial condition could be adversely affected.
We use third-party suppliers, service providers and licensors to supply some of the equipment, hardware, services, software and operational support necessary to provide some of our products and services. Some of these vendors are our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. Some of these vendors do not have a long operating history or may not be able to continue to supply the products or services we desire. In addition, because of the pace at which technological innovations occur in our industry, we may not be able to obtain access to the latest technology on reasonable terms. The termination or disruption in these relationships as a result of contractual disagreements, operational or financial failures on the part of our vendors, the imposition of tariffs, or other events that prevent vendors from providing the equipment or services we need, with the level of quality we require, in a timely manner, and at reasonable prices, could result in significant costs to us and have a negative effect on our ability to provide our products and services. It is also possible that, under some circumstances, we could be forced to switch to different key vendors. Because of the cost and time lag that can be associated with transitioning from one vendor to another, our business could be substantially disrupted if we were required to or chose to do so, especially if the replacement became necessary on short notice. As a result, our business, results of operations and financial condition could be materially adversely affected.
Changes to trade policy, to the extent applicable to equipment we or our customers use, could adversely affect our business and results of operations.
We cannot predict future trade policy in the United States or other countries, nor the terms of any trade agreements, treaties or tariffs and their impact on our business. However, changes in United States and foreign trade policy, including the imposition of new or increased tariffs on foreign goods imported into the United States and used in our business, could subject us to additional risks. Among other effects, the imposition of tariffs may increase our operating costs, which could have an adverse effect on our business, financial condition and results of operations.
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
The combined effects of extreme weather and climate change may compound this risk. Portions of our geographic service areas have experienced one or more severe weather and storm events over the past several years. In September 2024, for example, the rain, wind and flooding from Hurricane Helene impacted our Western North Carolina service area, resulting in power outages and service disruptions to customers as well as damage to our cable network in the area. Severe weather events and other natural disasters, including storms, floods, fires, tornadoes, rising sea levels, solar events, electromagnetic events, could result in severe business disruptions, property damage, prolonged service disruption, significant decreases in revenues and earnings, or significant additional costs, reputational and regulatory consequences.
If we experience a significant cybersecurity incident or fail to detect and appropriately respond to a significant cybersecurity incident, our results of operations and reputation could suffer.
In the conduct of our business, we rely on systems, networks and infrastructure to provide our services to our customers. Additionally, the nature of our business involves the receipt and storage of information about our customers and employees.
We are regularly the target of attempted cyber intrusions, including by means of hacking, phishing, denial of service attacks and dissemination of computer viruses, ransomware and other malicious software. We are also targeted by unauthorized parties, including nation states, that seek to gain access to our systems or facilities and to our proprietary business information. Cyber attacks targeting companies like ours have become more frequent and damaging over time (including through the use of AI and machine learning). To the extent these cyber attacks are successful, our IT systems, networks, and infrastructure could face damage, disruptions, or shutdowns, and the personal information of our customers and employees could be misappropriated.
While we commit substantial resources to continuously monitor and further develop our network and infrastructure to detect, protect and address the risk of unauthorized access, misuse, computer viruses and other events, our security programs and measures do not prevent all intrusions. Further, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security.
Cyber intrusions require a significant amount of resources to address, and our incident response efforts may not be effective in all cases. If our efforts to protect our systems, networks and infrastructure are unsuccessful, or the security of information about our customers and employees is compromised, a significant data security breach may harm our ability to provide services to our customers or result in costly government enforcement actions, private litigation and negative publicity resulting in reputation or brand damage, and our financial condition and results of operations could suffer. For example, in November 2019, a phishing attack against employee email accounts resulted in the exposure of certain employees' email credentials and, as a result, the exposure of information in those accounts including personal information of current and former employees as well as some customers. We took measures to secure against these attacks and responded by notifying affected persons, relevant state and federal agencies and law enforcement agencies. While the November 2019 attack was contained both from an exposure and cost perspective, similar attacks could impose costs, liability and reputational harm that could adversely affect our operations and financial results. While we maintain insurance for cyber incidents, due to policy terms, limits and exclusions, it may not apply in all cases, and may not be adequate to cover all liabilities.
Issues related to the use of AI in our business could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business.

We currently incorporate AI technology in certain parts of our business operations. AI presents risks and challenges, and its use could have unintended consequences. AI algorithms and training methodologies may be flawed. Additionally, AI technologies are complex and rapidly evolving. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. The United States has taken initial steps to regulate AI, which could ultimately increase the risks associated with utilizing AI in our business, including with respect to data protection, privacy, intellectual property infringement and cybersecurity, or decrease its usefulness. These challenges could adversely affect our reputation or otherwise materially harm our business.
A portion of our workforce is represented by labor unions under established collective bargaining agreements. The terms of existing or new collective bargaining agreements can increase our expenses. Labor disruptions could adversely affect our business, financial condition and results of operations.
As of December 31, 2024, approximately 400 of our employees were represented by either the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). We have existing collective bargaining agreements with the CWA and IBEW that cover these unionized employees in New York, New Jersey and West Virginia, which expire at various times between February 2026 through April 2027.
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
At December 31, 2024, we reported approximately $31.7 billion of consolidated total assets, of which approximately $22.2 billion were intangible. Intangible assets primarily included franchises from city and county governments to operate cable systems, goodwill, customer relationships and trade names. While we believe the carrying values of our intangible assets are recoverable, we may not receive any cash in the event of a voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business. We urge our stockholders to read carefully the notes to our consolidated financial statements contained herein, which provide more detailed information about these intangible assets.
We have engaged and may in the future engage in acquisitions, dispositions and other strategic transactions and the integration of such acquisitions, the sales of assets and other strategic transactions could materially adversely affect our business, financial condition and results of operations.
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
The rising popularity of bandwidth-intensive Internet-based services poses risks for our broadband and wireless services. Examples of such services include gaming services, the delivery of video via streaming technology and by download and peer-to-peer file sharing services. If heavy usage of bandwidth-intensive broadband and wireless services grows beyond our current expectations or capacity, we may need to incur more expenses than currently anticipated to expand the bandwidth capacity of our systems or our customers could have a suboptimal experience when using our broadband or wireless services, which could adversely affect our business, reputation, financial condition and results of operations. In order to provide quality services at attractive prices, we need the continued flexibility to develop and refine business models that respond to changing consumer uses and demands and to manage bandwidth usage efficiently. Our ability to undertake such actions could be restricted by regulatory and legislative efforts to impose so-called "net neutrality" requirements on broadband communication providers like us that provide broadband services. For more information, see "Regulation—Broadband."
Our business depends on intellectual property rights and on not infringing on the intellectual property rights of others.
We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services. It is possible that our intellectual property rights are challenged or invalidated by third-party proceedings and may ultimately not be strong enough to provide meaningful commercial competitive advantage. Third parties have in the past, and may in the future, assert claims or initiate litigation related to exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to us. These assertions have increased over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the rapid rate of issuance of new patents, we believe it is not always possible to determine with precision in advance whether a particular service, product or any of their components infringes or will infringe on the patent rights of others. Asserted claims and initiated litigation can include claims against us or our manufacturers, suppliers or customers, alleging infringement of their proprietary rights with respect to our existing or future products or services or components of those products or services.
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
The law in most cases limits the liability of private network operators for information carried on, stored on or disseminated through their networks. However, these limitations on liability are subject to certain exceptions and the contours of those exceptions are not fully settled. Among other things, the limitation of copyright liability for network operators with respect to materials transmitted over their networks is conditioned upon the network operators’ terminating the accounts of repeat infringers in certain circumstances, and the law is unsettled as to the circumstances in which such termination is required to maintain the operator’s limitation of liability. As such, we could be exposed to legal claims relating to content disseminated on our networks or asserting that we are not eligible for statutory limitations on liability for network operators with respect to such content. Claims could involve matters such as defamation, invasion of privacy or copyright infringement. For example, we have been in active litigation on two recent cases relating to copyright infringement, one of which is ongoing and one of which has been settled. Each of the complaints were filed in the U.S. District Court for the Eastern District of Texas and alleged that certain of our Internet subscribers infringed the plaintiffs' copyrighted works. There can be no assurance as to the outcome of these types of litigation. We may incur significant costs in defending these or similar actions, and if we need to take measures to reduce our exposure to these risks or are required to pay damages in relation to, such claims or choose to settle such claims, our business, reputation, financial condition and results of operations could be materially adversely affected. See "Note 17. Commitments and Contingencies – Legal Matters."
If we are unable to retain and hire new key employees, our ability to manage our business could be adversely affected.
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
The success of our business is also dependent on our ability to recruit qualified and skilled professionals, including those who are citizens of other countries. Immigration laws in the U.S. are subject to legislative and regulatory changes, as well as variations in the standards of application and enforcement. It is difficult to predict the events that could affect immigration laws or their enforcement, and the resulting restrictive impact on our ability to obtain or renew work visas for our professionals. If immigration laws are changed or if new and more restrictive government regulations are enacted or enforcement is increased, our access to qualified and skilled professionals may be limited.
Impairment of the Altice brand or Mr. Drahi's reputation could adversely affect current and future customers' perception of Altice USA.
Our ability to attract and retain customers depends, in part, upon the external perceptions of Altice USA, which in turn may be affected by the Altice brand and Mr. Drahi's reputation and the quality of Altice products outside the U.S. and corporate and management integrity. The broadband communications and video services industry is by its nature more prone to reputational risks than other industries. This has been compounded in recent years by the free flow of unverified information on the Internet and on social media. Impairment of, including any loss of goodwill or reputational advantages, the Altice brand or Mr. Drahi's reputation could adversely affect current and future customers', regulators', investors' and others' perception of Altice USA.
Macroeconomic developments may adversely affect our business.
Our performance is subject to global economic conditions and the related impact on consumer spending levels. Continued uncertainty about global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, unemployment, negative financial news, and declines in income or asset values, which could have a material negative effect on demand for our products and services. As our business depends on consumer discretionary spending, our results of operations are sensitive to changes in macroeconomic conditions. Our customers may have less money for discretionary purchases as a result of inflation, job losses, foreclosures, bankruptcies, increased fuel and energy costs, higher interest rates, higher taxes, reduced access to credit, and lower home values. These and other economic factors could adversely affect demand for our products, which in turn could adversely affect our financial condition and results of operations.
Online piracy of entertainment and media content could result in reduced revenues and increased expenditures which could materially harm our business, financial condition and results of operations.
Online entertainment and media content piracy is extensive in many parts of the world and is made easier by technological advances. This trend facilitates the creation, transmission and sharing of high-quality unauthorized copies of entertainment and media content. The proliferation of unauthorized copies of this content will likely continue, and if it does, could have an adverse effect on our business, financial condition and results of operations because these products could reduce the demand for and revenue we receive from our products. Additionally, in order to contain this problem, we may have to implement elaborate and costly security and antipiracy measures, which could result in significant expenses and losses of revenue. There can be no assurance that even the highest levels of security and anti-piracy measures will prevent piracy.
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
As of December 31, 2024, our largest franchise, New York City, comprising approximately 279 thousand video customers was expired. We are currently lawfully operating in this franchise area under temporary authority recognized by the State of New York. In addition, Lightpath holds a franchise from New York City that expired on December 20, 2008 and the renewal process is pending. We believe New York City is treating the expiration date of this franchise as extended until a formal determination on renewal is made, but there can be no assurance that we will be successful in renewing this franchise on anticipated terms or at all. We expect to renew or continue to operate under all or substantially all of our franchises.
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
Cable operators also face significant regulation affecting the carriage of broadcast and other programming channels. We can be required to devote substantial capacity to the carriage of programming that we might not otherwise carry voluntarily, including certain local broadcast signals; local public, educational and governmental access programming; and unaffiliated, commercial leased access programming (channel capacity designated for use by programmers unaffiliated with the cable operator). Regulatory changes in this area could disrupt existing programming commitments and contracts, interfere with our preferred use of limited channel capacity and limit our ability to offer services that would maximize our revenue potential. It is possible that other legal restraints will be adopted limiting our discretion over programming decisions.
Increasing regulation of our Internet-based products and services could adversely affect our ability to provide new products and services.
On February 26, 2015, the FCC adopted a new "net neutrality" or Open Internet order (the "2015 Order") that: (1) reclassified broadband Internet access service from an information service to a Title II common carrier service, (2) applied certain existing Title II provisions and associated regulations; (3) forbore from applying a range of other existing Title II provisions and associated regulations, but to varying degrees indicated that this forbearance may be only temporary and (4) issued new rules expanding disclosure requirements and prohibiting blocking, throttling, paid prioritization and unreasonable interference with the ability of end users and edge providers to reach each other. The 2015 Order also subjected broadband providers' Internet traffic exchange rates and practices to potential FCC oversight and created a mechanism for third parties to file complaints regarding these matters. The 2015 Order could have had a material adverse impact on our business by limiting our ability to efficiently manage our cable systems and respond to operational and competitive challenges. In December 2017, the FCC adopted an order (the "2017 Order") that in large part reverses the 2015 Order and reestablishes the "information service" classification for broadband services. The 2017 Order was affirmed in part on appeal in October 2019 insofar as it classified broadband Internet access services as information services subject to lesser federal regulation. However, the 2017 Order was also vacated in part on appeal insofar as it preempted states from subjecting broadband Internet access services to any requirements more stringent than the federal requirements. As a result, the precise extent to which state rules may impose such requirements on broadband Internet access service providers, as well as other regulations that differ from federal requirements, is not fully settled. A number of states, including California and New York, have adopted legislation and executive orders that apply "net neutrality" rules to ISPs. The California legislation took effect in March 2021, and was upheld in 2022 by the Ninth Circuit Court of Appeals against a challenge by internet service providers. New York has in place an executive order that requires entities contracting with state agencies to commit to and certify compliance with net neutrality principles across the market. In 2024 the FCC reclassified broadband service as a common carrier telecommunications service and reinstituted net neutrality rules substantially similar to those in the 2015 Order. The 2024 Order was stayed and, in 2025, vacated by the Sixth Circuit Court of Appeals. The court’s decision may be appealed. New York and New Jersey each has in place an executive order that requires entities contracting with state agencies to commit to and certify compliance with net neutrality principles across the market. These state net neutrality requirements currently remain in place notwithstanding the court decision overturning the FCC’s net neutrality rules. In the wake of the Sixth Circuit decision, Congress may consider legislation codifying some form of “net neutrality” rules. The FCC or Congress could also address the extent to which states may also impose such rules or otherwise regulate broadband service. While neither the FCC nor states currently regulate the price for broadband services generally, the state of New York enacted legislation that would regulate the price and terms for the broadband service offered to low-income households. This law was enjoined by a New York federal court, but the injunction was vacated on appeal and the Supreme Court has declined to hear an appeal. A petition for the Supreme Court to reconsider that denial remains pending. Numerous states are also seeking to impose price caps on broadband service provided to low-income households as a condition of awarding subsidies for the construction of broadband networks to unserved and underserved areas.
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
Our mobile service exposes us to regulatory risk.
In 2019, we launched our mobile service using our own core infrastructure and our iMVNO agreements with Sprint (now T-Mobile) and other roaming partners, including AT&T. Our iMVNO service is subject to many of the same FCC regulations as traditional mobile service as well as some state and local regulations. The FCC or other regulatory authorities may adopt new or different regulations for iMVNOs or mobile carriers, or impose new fees, which could adversely affect our service or the business opportunity generally.
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
As part of various government initiatives including the American Rescue Plan Act and the Infrastructure Investment and Jobs Act, federal and state governments have made available subsidies to entities deploying broadband to areas deemed to be "unserved" or "underserved," and have in some cases funded overbuilds. We and many other entities, including broadband services competitors and new entrants into such services, have applied for or received these funds. We have generally opposed such subsidies when directed to areas that we serve and have deployed broadband capable networks. Despite those efforts, we could be placed at a competitive disadvantage if recipients use these funds to subsidize services that compete with our broadband services.
From December 31, 2021 through June 1, 2024, the ACP provided broadband providers with a monthly reimbursement of up to $30 (up to $75 in Tribal areas) to offset the costs of providing a subscriber bill credit for broadband service to qualified ACP-enrolled low-income households. Funding for the ACP ended on June 1, 2024. We cannot predict whether Congress will authorize additional ACP or other funding.
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
As of December 31, 2024, we had a total of 279.0 million shares of Class A common stock outstanding and 184.2 million shares of Class B common stock outstanding.
Any shares held by our affiliates, as that term is defined under Rule 144 ("Rule 144") of the Securities Act of 1933, as amended (the "Securities Act"), including Next Alt and its affiliates, may be sold only in compliance with certain limitations.
Pursuant to a stockholders and registration rights agreement between us, Next Alt, Altice N.V. and certain former shareholders, the Altice parties thereto have the right, subject to certain conditions, to require us to register the sale of their shares of our Class A common stock, or shares of Class A common stock issuable upon conversion of shares of our Class B common stock, under the Securities Act. Registration of any of these outstanding shares of capital stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement, except for shares received by individuals who are our affiliates.
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

In addition, to the extent large holders of our common stock pledge some or all of the shares they own as collateral for loans, the forced sale of the common stock subject to a pledge into the market in a short period could negatively impact the market price of our common stock.
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
As of February 7, 2025, Next Alt and other entities controlled by Patrick Drahi own or have the right to vote approximately 41% of our issued and outstanding Class A and Class B common stock, which represents approximately 94% of the voting power of our outstanding capital stock. So long as Next Alt continues to control a majority of the voting power of our capital stock, Next Alt and, through his control of Next Alt, Mr. Drahi, will be able to significantly influence the composition of our Board of Directors and thereby influence our policies and operations, including the appointment of management, future issuances of Altice USA common stock or other securities, the payment of dividends, if any, on Altice USA common stock, the incurrence or modification of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the entering into extraordinary transactions, and their interests may not in all cases be aligned with our stockholders' interests. In addition, Next Alt may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment or improve its financial condition, even though such transactions might involve risks to our stockholders. For example, Next Alt could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets.
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
Our cybersecurity program utilizes various risk mitigation techniques to manage cybersecurity risk, including network segmentation, deployment of detection tools, and monitoring compliance with security standards. We conduct cybersecurity risk assessments (including in connection with our annual business risk assessment), penetration tests, purple team exercises, and data restoration testing and reviews through both internal subject matter experts and with the support of third parties to identify threats and vulnerabilities that could adversely impact our business operations. We also attempt to assess the cybersecurity risk profile of, and threats related to, our business partners, vendors and service providers through various methods including the use of attestations and certifications of their security practices. In the normal course, we engage assessors, consultants and other third parties to assist in various cyber-related matters. The underlying controls of our cybersecurity program utilize recognized practices and standards for cybersecurity and information technology security, including the National Institute of Standards and Technology Cybersecurity Framework ("NIST Framework"). The risk-based approach of the NIST Framework enables us to design and implement cybersecurity programs that are specific to our network architectures, customer environments, and institutional resources.
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

Our CISO has 23 years of experience in cybersecurity and 17 years in cybersecurity management, received a Bachelor of Science in Management Information Systems and a Master of Business Administration from Rochester Institute of Technology, and is a Certified Information Systems Security Professional. Cybersecurity strategy and updates are reviewed by our executive leadership team on a monthly basis and are presented to other internal committees. The audit committee receives a regularly scheduled report on cybersecurity matters and related risk exposure from our CISO. When covered during an audit committee meeting, the chair of the audit committee reports on its discussion to the full board.
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
Item 2.    Properties
Our headquarters are located in Long Island City, New York, where we currently lease office space pursuant to a lease agreement which will expire in 2032. We have the option to extend this lease through 2037. We also own a building located in Bethpage, New York, where we maintain administrative offices. In addition, we own or lease real estate throughout our operating areas where certain of our call centers, corporate facilities, business offices, retail stores, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, access studios, and microwave receiving antennae are located.
Our principal physical assets consist of cable operating plant and equipment, including signal receiving, encoding and decoding devices, headend facilities, fiber optic transport networks, coaxial and distribution systems and equipment at or near customers' homes or places of business for each of the systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headend facilities are located near the receiving devices. Our distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Customer premise equipment consists of set-top devices, cable modems, Internet routers, wireless devices and media terminal adapters for telephone. Our retail stores, which are branded Optimum, are utilized primarily for the purpose of providing assistance to and for the distribution of customer premise equipment, including mobile service. Our cable plant and related equipment generally are attached to utility poles under pole rental agreements with local public utilities; although in some areas the distribution cable is buried in underground ducts or directly in trenches. The physical components of the cable systems require maintenance and periodic upgrading to improve system performance and capacity. In addition, we operate a network operations center that monitors our network 24 hours a day, seven days a week, helping to ensure a high quality of service and reliability for both our residential and commercial customers. We own most of our service vehicles.
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
As of February 7, 2025, there were six holders of record of Altice USA Class A common stock and two holders of record of ATUS Class B common stock.
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
Unregistered Sales of Equity Securities and Use of Proceeds
None.

Altice USA Stock Performance Graph
The graph below compares the performance of our Class A common stock with the performance of the S&P 500 Index and a Peer Group Index by measuring the changes in our Class A common stock prices from December 31, 2019 through December 31, 2024. Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, we have created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC. The Peer Group Index is made up of companies that deliver broadband, video, telephony and mobile services as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which we are engaged and some of the companies included in the Peer Group Index also engage in lines of business in which we do not participate. Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from ours. The common stocks of the following companies have been included in the Peer Group Index: AT&T, Charter, Comcast, DISH (included through December 31, 2023 due to its merger with Echostar Corporation in January 2024), Frontier, Lumen, T-Mobile, and Verizon. The graph assumes $100 was invested on December 31, 2019 in our Class A common stock and in each of the following indices and reflects reinvestment of dividends and market capitalization weighting.

Altice USA, Inc
Peer Group Index
S&P 500
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$-
DEC-19
DEC-20
DEC-21
DEC-22
DEC-23
DEC-24

	Dec. 31, 2019	Dec. 31, 2020	Dec. 31, 2021	Dec. 31, 2022	Dec. 31, 2023	Dec. 31, 2024
ALTICE USA CLASS A	$100.00	$138.51	$59.18	$16.83	$11.89	$8.81
S&P 500 Index	$100.00	$116.26	$147.52	$118.84	$147.64	$182.05
Peer Group Index	$100.00	$107.80	$102.04	$86.61	$95.28	$112.19

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
•increased difficulty negotiating programming agreements on favorable terms, if at all, resulting in increased costs to us and the loss of popular programming;
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
Organization of Information
Management’s Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying financial statements and accompanying notes thereto. It includes the following sections:
•Our Business
•Key Factors Impacting Operating Results and Financial Condition
•Consolidated Results of Operations
•Non-GAAP Financial Measures
•Reconciliation of CSC Holdings Results of Operations to Altice USA's Results of Operations
•CSC Holdings Restricted Group Financial Information
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
In this Item 7, we discuss the results of operations for the years ended December 31, 2024 and 2023 and comparisons of the 2024 results to the 2023 results. Discussions of the results of operations for the year ended December 31, 2022 and comparisons of the 2023 results to the 2022 results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 as filed on February 15, 2024.
Our Business
We principally provide broadband communications and video services in the United States and market our services under the Optimum brand. We deliver broadband, video, telephony, and mobile services to approximately 4.6 million residential and business customers across our footprint. Our footprint extends across 21 states (primarily in the New York metropolitan area and various markets in the south-central United States) through a fiber-rich HFC broadband network and a FTTH network with approximately 9.8 million total passings as of December 31, 2024. Additionally, we offer news programming and advertising services.
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
We derive revenue principally through monthly charges to residential customers of our broadband, video, telephony and mobile services. We also derive revenue from DVR, VOD, pay-per-view, installation and home shopping commissions. Our residential broadband, video, telephony and mobile services accounted for approximately 41%, 32%, 3%, and 1% respectively, of our consolidated revenue for the year ended December 31, 2024. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking, video and mobile services. For the year ended December 31, 2024, 16% of our consolidated revenue was derived from these business services. In addition, we derive revenue from the sale of advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), digital advertising, data analytics and affiliation fees for news programming, which accounted for approximately 5% of our consolidated revenue for the year ended December 31, 2024. Our other revenue, which includes mobile equipment revenue, for the year ended December 31, 2024 accounted for approximately 1% of our consolidated revenue.
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
We operate in a highly competitive consumer-driven industry and we compete against a variety of broadband, video, mobile, fixed wireless broadband and fixed-line telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, fiber-based service providers, satellite delivered video signals, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. Our competitors include AT&T, DirecTV, DISH, Frontier, Lumen Technologies, Inc., T-Mobile, and Verizon. Consumers' selection of an alternate source of service, whether due to economic constraints, technological advances, or preference, negatively impacts the demand for our services. For more information on our competitive landscape, see "Risk Factors" and "Business-Competition" included herein.
Our programming costs, which are the most significant component of our operating expenses, are impacted by increases in contractual rates, changes in the number of customers receiving certain programming services, new channel launches, and channel drops. We expect contractual rates to increase in the future. See "Results of Operations" below for more information regarding the key factors impacting our revenues and operating expenses.
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

Results of Operations - Altice USA

	Years Ended December 31,		Favorable (Unfavorable)
	2024	2023
Revenue:
Broadband	$3,645,460	$3,824,472	$(179,012)
Video	2,896,600	3,072,011	(175,411)
Telephony	277,938	300,198	(22,260)
Mobile	117,084	77,012	40,072
Residential revenue	6,937,082	7,273,693	(336,611)
Business services and wholesale	1,471,764	1,467,149	4,615
News and advertising	486,172	447,742	38,430
Other	59,399	48,480	10,919
Total revenue	8,954,417	9,237,064	(282,647)
Operating expenses:
Programming and other direct costs	2,896,570	3,029,842	133,272
Other operating expenses	2,711,828	2,646,258	(65,570)
Restructuring, impairments and other operating items	23,696	214,727	191,031
Depreciation and amortization	1,642,231	1,644,297	2,066
Operating income	1,680,092	1,701,940	(21,848)
Other income (expense):
Interest expense, net	(1,763,166)	(1,639,120)	(124,046)
Gain on investments and sale of affiliate interests, net	670	180,237	(179,567)
Loss on derivative contracts, net	—	(166,489)	166,489
Gain on interest rate swap contracts, net	18,632	32,664	(14,032)
Gain (loss) on extinguishment of debt and write-off of deferred financing costs	(12,901)	4,393	(17,294)
Other income (expense), net	(5,675)	4,940	(10,615)
Income (loss) before income taxes	(82,348)	118,565	(200,913)
Income tax benefit (expense)	4,071	(39,528)	43,599
Net income (loss)	(78,277)	79,037	(157,314)
Net income attributable to noncontrolling interests	(24,641)	(25,839)	1,198
Net income (loss) attributable to Altice USA, Inc. stockholders	$(102,918)	$53,198	$(156,116)

The following is a reconciliation of net income (loss) to Adjusted EBITDA (unaudited):

	Years Ended December 31,
	2024	2023
Net income (loss)	$(78,277)	$79,037
Income tax expense (benefit)	(4,071)	39,528
Other expense (income), net	5,675	(4,940)
Gain on interest rate swap contracts, net	(18,632)	(32,664)
Loss on derivative contracts, net	—	166,489
Gain on investments and sale of affiliate interests, net	(670)	(180,237)
Loss (gain) on extinguishment of debt and write-off of deferred financing costs	12,901	(4,393)
Interest expense, net	1,763,166	1,639,120
Depreciation and amortization	1,642,231	1,644,297
Restructuring, impairments and other operating items	23,696	214,727
Share-based compensation	67,162	47,926
Adjusted EBITDA	$3,413,181	$3,608,890
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow (unaudited):

	Years Ended December 31,
	2024	2023
Net cash flows from operating activities	$1,582,401	$1,826,398
Less: Capital expenditures (cash)	1,433,013	1,704,811
Free Cash Flow	$149,388	$121,587
The following table sets forth certain customer metrics (unaudited):

	December 31,		Increase (Decrease)
	2024	2023

	(in thousands)
Total passings (a)	9,830.8	9,628.7	202.1
Total customer relationships (b)	4,550.3	4,743.5	(193.2)
Residential	4,173.7	4,363.1	(189.4)
SMB	376.6	380.3	(3.7)
Residential customers:
Broadband	3,999.9	4,169.0	(169.1)
Video	1,880.1	2,172.4	(292.3)
Telephony	1,269.2	1,515.3	(246.1)
Penetration of total passings (c)	46.3%	49.3%	(3.0)%
Average revenue per user ("ARPU") (d)	$133.95	$136.01	$(2.06)

SMB customers:
Broadband	346.1	348.9	(2.8)
Video	81.0	89.6	(8.6)
Telephony	194.5	203.2	(8.7)

Total mobile lines (e)	459.6	322.2	137.4

FTTH total passings (f)	2,961.8	2,735.2	226.6
FTTH customer relationships (g)	538.2	341.4	196.8
FTTH Residential	523.4	333.8	189.6
FTTH SMB	14.7	7.6	7.1
Penetration of FTTH total passings (h)	18.2%	12.5%	5.7%

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
(e)Mobile lines represent the number of residential and business customers’ wireless connections, which include mobile phone handsets and other mobile wireless connected devices. An individual customer relationship may have multiple mobile lines. The 2024 and 2023 ending lines include approximately 4.4 thousand and 2.8 thousand lines related to business customers, respectively. The revenue related to these business customers is reflected in business services and wholesale in the table above.
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

Comparison of Results for the Year Ended December 31, 2024 to Results for the Year Ended December 31, 2023
Broadband Revenue
Broadband revenue for the years ended December 31, 2024 and 2023 was $3,645,460 and $3,824,472, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Broadband revenue decreased $179,012 (5%) for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to decreases in broadband customers and lower average recurring broadband revenue per broadband customer.
Video Revenue
Video revenue for the years ended December 31, 2024 and 2023 was $2,896,600 and $3,072,011, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Video revenue decreased $175,411 (6%) for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was due primarily to a decline in video customers, partially offset by higher average recurring video revenue per video customer, primarily driven by certain rate increases.
Telephony Revenue
Telephony revenue for the years ended December 31, 2024 and 2023 was $277,938 and $300,198, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Telephony revenue decreased $22,260 (7%) for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was due to a decline in telephony customers, partially offset by higher average recurring telephony revenue per telephony customer.
Mobile Service Revenue
Mobile service revenue for the years ended December 31, 2024 and 2023 was $117,084 and $77,012, respectively. The increase of $40,072 (52%) was due primarily to an increase in mobile lines.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the years ended December 31, 2024 and 2023 was $1,471,764 and $1,467,149, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber-based telecommunications services to the business market, and the sale of broadband, video, telephony, and mobile services to SMB customers.
Business services and wholesale revenue increased $4,615 for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to increases in ethernet and managed router revenue from our Lightpath business, partially offset by a decrease in wholesale revenue and a decrease in SMB customers.
News and Advertising Revenue
News and advertising revenue for the years ended December 31, 2024 and 2023 was $486,172 and $447,742, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), (ii) digital advertising, (iii) data analytics, and (iv) affiliation fees for news programming.
News and advertising revenue increased $38,430 (9%) for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to increases in digital advertising, mainly political advertising.
Other Revenue
Other revenue for the years ended December 31, 2024 and 2023 was $59,399 and $48,480, respectively. Other revenue includes revenue from sales of mobile equipment and other miscellaneous revenue streams.
Other revenue increased $10,919 (23%) for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to higher mobile equipment sales during 2024 as compared to 2023.

Programming and Other Direct Costs
Programming and other direct costs for the years ended December 31, 2024 and 2023 amounted to $2,896,570 and $3,029,842, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs are impacted by increases in contractual rates, changes in the number of customers receiving certain programming services, new channel launches and channel drops. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the cost of media for advertising spots sold, the cost of mobile devices sold to our customers and direct costs of providing mobile services.
The decrease of $133,272 (4%) for the year ended December 31, 2024, as compared to the prior year was primarily attributable to the following:

Decrease in programming costs primarily due to lower video customers, partially offset by net contractual rate increases	$(204,842)
Increase in costs of media advertising spots for resale, primarily for digital spots for political advertising	34,229
Increase in cost of goods sold primarily from our mobile business	23,370
Increase in taxes and surcharges due primarily to refunds recognized in 2023 period	12,368
Other net increases	1,603
$(133,272)
Programming costs
Programming costs aggregated $2,251,316 and $2,456,158 for the years ended December 31, 2024 and 2023, respectively. Our programming costs in 2025 will continue to be impacted by changes in programming rates, which we expect to increase, and by changes in the number of video customers. Disputes with programmers which result in temporary periods during which we do not carry or if we cease carrying a particular programming service altogether will reduce programming costs.
Other Operating Expenses
Other operating expenses for the years ended December 31, 2024 and 2023 amounted to $2,711,828 and $2,646,258, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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

The increase in other operating expenses of $65,570 (2%) for the year ended December 31, 2024 as compared to the prior year was attributable to the following:

Increase in consulting costs primarily relating to our transformation strategy	$26,936
Increase in share-based compensation costs	19,235
Increase in legal fees	9,874
Increase in repairs and maintenance costs (including software maintenance and data processing)	8,553
Increase in marketing expenses	9,493
Increase in property taxes resulting from our FTTH network build-out and other taxes (including a procurement tax relating to our Captive insurance entity)	7,621
Net decrease in labor related costs and benefits primarily due to lower truck rolls, lower call center costs and an increase in capitalizable activity	(20,795)
Other net increases	4,653
$65,570
Restructuring, Impairments and Other Operating Items
Restructuring, impairments and other operating items for the year ended December 31, 2024 amounted to $23,696, as compared to $214,727 for the year ended December 31, 2023 and comprised the following:

	Years Ended December 31,
	2024	2023
Goodwill impairment (a)	$—	$163,055
Contract termination costs (b)	41,924	—
Contractual payments for terminated employees	19,400	39,915
Transaction costs related to certain transactions not related to our operations	10,780	5,180
Impairment of right-of-use operating lease assets	5,558	10,554
Facility realignment costs	4,844	2,368
Litigation settlements, net of reimbursements (c)	(59,750)	—
Other	940	(6,345)
	$23,696	$214,727

(a)In connection with our annual recoverability assessment of goodwill, we recorded an impairment charge relating to our News and Advertising reporting unit for the year ended December 31, 2023. See Note 10 for additional information.
(b)Represent costs to early terminate contracts with vendors.
(c)Includes a credit resulting from the waiver of a payment obligation in June 2024 related to a patent infringement settlement agreement reached in the fourth quarter of 2022 and a credit resulting from the indemnification from a supplier related to this matter. Offsetting these credits was an expense, net of insurance recoveries, in connection with the settlement of other significant litigation.
We may incur additional contractual payments for terminated employee related costs and facility realignment costs in the future as we continue to analyze our organizational structure.
Depreciation and Amortization
Depreciation and amortization for the years ended December 31, 2024 and 2023 amounted to $1,642,231 and $1,644,297, respectively.
The decrease in depreciation and amortization of $2,066 for the year ended December 31, 2024 as compared to 2023 was due to lower expense resulting from certain assets becoming fully amortized, offset by higher depreciation expense resulting from increased asset additions in 2024, including losses related to the disposal of plant and equipment and accelerated depreciation.
Adjusted EBITDA
Adjusted EBITDA amounted to $3,413,181 and $3,608,890 for the years ended December 31, 2024 and 2023, respectively.

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
The decrease in Adjusted EBITDA for the year ended December 31, 2024 as compared to the prior year was due to the decrease in revenue, partially offset by a decrease in operating expenses during 2024 (excluding depreciation and amortization, restructuring, impairments and other operating items and share-based compensation), as discussed above.
Free Cash Flow
Free Cash Flow was $149,388 and $121,587 for the years ended December 31, 2024 and 2023, respectively. The increase in Free Cash Flow in 2024 as compared to 2023 is primarily due to a decrease in cash capital expenditures, partially offset by a decrease in cash from operating activities driven by timing of cash receipts and disbursements.
Interest Expense, Net
Interest expense, net was $1,763,166 and $1,639,120 for the years ended December 31, 2024 and 2023, respectively. The increase of $124,046 (8%) for the year ended December 31, 2024 as compared to the prior year was attributable to the following:

Increase primarily due to an increase in interest rates	$127,389
Lower capitalized interest related to FTTH network construction	13,110
Decrease related to higher interest income	(1,641)
Other net decreases, primarily amortization of deferred financing costs and original issue discounts	(14,812)
$124,046
Gain on Investments and Sale of Affiliate Interests, Net
Gain on investments and sale of affiliate interests, net for the years ended December 31, 2024 and 2023 of $670 and $180,237. The gain in 2024 related to the sale of certain cable assets and the gain in 2023 represented the increase in the fair value of the Comcast common stock owned by us through January 24, 2023. In 2023, the gain was partially offset by a loss on the sale of our Cheddar News business. The effect of the gain related to the Comcast common stock in 2023 was partially offset by the loss on the related equity derivative contracts, net described below.
Loss on Derivative Contracts, Net
Loss on derivative contracts, net amounted to $166,489 for the year ended December 31, 2023. The loss reflects the change in fair value of equity derivative contracts relating to the Comcast common stock we owned through January 24, 2023. The effects of this loss were partially offset by the gain on investment securities pledged as collateral, which is included in gain on investments and sale of affiliate interests, net, discussed above.
Gain on Interest Rate Swap Contracts, Net
Gain on interest rate swap contracts, net amounted to $18,632 and $32,664 for the years ended December 31, 2024 and 2023, respectively. These amounts represent the change in the fair value of interest rate swap contracts. The gain for the year ended December 31, 2024 is net of a $52,943 loss related to the early termination of the CSC Holdings interest rate swap agreements with an aggregate notional value of $3,000,000. Our swap contracts are not designated as hedges for accounting purposes.
Gain (Loss) on Extinguishment of Debt and Write-off of Deferred Financing Costs
Gain (loss) on extinguishment of debt and write-off of deferred financing costs amounted to $(12,901) and $4,393 for the years ended December 31, 2024 and 2023, respectively.

The following table provides a summary of the gain (loss) on extinguishment of debt and the write-off of deferred financing costs recorded by us:

	Years ended December 31,
	2024	2023
Settlement of collateralized debt	$—	$4,393
Incremental borrowing on Lightpath's Term Loan Facility	(5,866)	—
Repayment of CSC Holdings Term Loan B and Incremental Term Loan B-3	(2,598)
Redemption of 5.250% Senior Notes and 5.250% Series B Senior Notes due June 2024	(4,437)
	$(12,901)	$4,393
Other Income (Expense), Net
Other income (expense), net amounted to $(5,675) and $4,940 for the years ended December 31, 2024 and 2023, respectively. These amounts include the non-service benefit or cost components of our pension plans, and for the year ended December 31, 2024 the amount includes dividends received on Comcast common stock we owned through January 24, 2023.
Income Tax Benefit (Expense)
We recorded an income tax benefit of $4,071 for the year ended December 31, 2024, resulting in an effective tax rate of 4.9% and an income tax expense of $(39,528) for the year ended December 31, 2023, resulting in an effective tax rate of 33% (See Note 14).
Our effective tax rate in 2024 includes the impact of tax deficiencies on share-based compensation and the increase in our uncertain tax positions reserve.
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

CSC HOLDINGS, LLC
The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Altice USA, except for the following:

	CSC Holdings
	Years ended December 31,
	2024	2023

	(in thousands)
Net income (loss) attributable to Altice USA stockholders	$(102,918)	$53,198
Adjustments to reconcile to net income (loss) attributable to CSC Holdings' sole member:
Income tax benefit (expense)	4,201	(3,049)
Interest expense, net	(1,530)	—
Other operating expenses	(1,814)	—
Net income (loss) attributable to CSC Holdings' sole member	$(102,061)	$50,149

	CSC Holdings
	Years ended December 31,
	2024	2023

	(in thousands)
Altice USA Adjusted EBITDA	$3,413,181	$3,608,890
Adjustments to reconcile to CSC Holdings' Adjusted EBITDA:
Other operating expenses	(1,814)	—
CSC Holdings Adjusted EBITDA	$3,411,367	$3,608,890
Refer to Altice USA's Management's Discussion and Analysis of Financial Condition and Results of Operations herein.
The following is a reconciliation of CSC Holdings' net income (loss) to Adjusted EBITDA (unaudited):

	CSC Holdings
	Years ended December 31,
	2024	2023
Net income (loss)	$(77,420)	$75,988
Income tax expense (benefit)	(8,272)	42,577
Other expense (income), net	5,675	(4,940)
Gain on interest rate swap contracts, net	(18,632)	(32,664)
Loss on derivative contracts, net	—	166,489
Gain on investments and sale of affiliate interests, net	(670)	(180,237)
Loss (gain) on extinguishment of debt and write-off of deferred financing costs	12,901	(4,393)
Interest expense, net	1,764,696	1,639,120
Depreciation and amortization	1,642,231	1,644,297
Restructuring, impairments and other operating items	23,696	214,727
Share-based compensation	67,162	47,926
Adjusted EBITDA	$3,411,367	$3,608,890
Refer to Altice USA's Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

The following is a reconciliation of CSC Holdings' net cash flow from operating activities to Free Cash Flow (unaudited):

	CSC Holdings
	Years ended December 31,
	2024	2023
Net cash flows from operating activities	$1,481,774	$1,826,398
Less: Capital expenditures (cash)	(1,433,013)	(1,704,811)
Free Cash Flow	$48,761	$121,587
The differences in Adjusted EBITDA and Free Cash Flow between CSC Holdings and Altice USA relate to the transfer of certain workers' compensation, general and automobile liability liabilities to the Captive during 2024. See Note 16.
CSC HOLDINGS RESTRICTED GROUP
For financing purposes, CSC Holdings is structured as a restricted group (the "Restricted Group") and an unrestricted group, which includes certain designated subsidiaries and investments (the "Unrestricted Group"). The Restricted Group is comprised of CSC Holdings and substantially all of its wholly-owned operating subsidiaries. These Restricted Group subsidiaries are subject to the covenants and restrictions of CSC Holdings’ credit facility and indentures governing the notes issued by CSC Holdings.
Presented below is financial information that reflects a reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2024 and 2023.

	Year Ended December 31, 2024
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$(111,174)	$37,830	$(4,076)	$(77,420)
Income tax expense (benefit)	(21,464)	13,192	—	(8,272)
Other expense, net	1,670,535	89,315	4,120	1,763,970
Depreciation and amortization	1,538,011	104,264	(44)	1,642,231
Restructuring, impairments and other operating items	19,166	4,530	—	23,696
Share-based compensation	67,062	100	—	67,162
Adjusted EBITDA	$3,162,136	$249,231	$—	$3,411,367

	Year Ended December 31, 2023
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$7,188	$71,869	$(3,069)	$75,988
Income tax expense	22,216	20,361	—	42,577
Other expense, net	1,527,298	53,008	3,069	1,583,375
Depreciation and amortization	1,547,301	96,996	—	1,644,297
Restructuring, impairments and other operating items	213,615	1,112	—	214,727
Share-based compensation	47,924	2	—	47,926
Adjusted EBITDA	$3,365,542	$243,348	$—	$3,608,890

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

Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums (excluding accrued interest) as of December 31, 2024, as well as interest expense for the year ended December 31, 2024.

	CSC Holdings Restricted Group	Lightpath	Altice USA/CSC Holdings
Debt outstanding (a):
Credit facility debt	$6,483,882	$673,107	$7,156,989
Senior guaranteed notes	10,673,478	—	10,673,478
Senior secured notes	—	445,836	445,836
Senior notes	6,174,932	410,249	6,585,181
Subtotal	23,332,292	1,529,192	24,861,484
Finance lease obligations	145,362	—	145,362
Supply chain financing	50,642	—	50,642
Total debt	$23,528,296	$1,529,192	$25,057,488
Interest expense (a):
Credit facility debt, senior notes, finance leases, notes payable and supply chain financing	$1,674,435	$98,754	$1,773,189

(a)Excludes principal balance of notes payable to affiliate reflected on CSC Holdings balance sheet and the related interest expense which are eliminated in the Altice USA consolidated financial statements. See Note 16.
See Note 11 to our consolidated financial statements for further information regarding our outstanding debt.
Payment Obligations Related to Debt
As of December 31, 2024, total amounts payable in connection with our outstanding debt obligations, including related interest, but excluding finance lease obligations and the impact of our interest swap agreements, are as follows (see Note 9 to our consolidated financial statements for information regarding our finance lease obligations):

	CSC Holdings Restricted Group	Lightpath	Altice USA/ CSC Holdings
2025	$1,714,235	$100,813	$1,815,048
2026	1,684,881	100,258	1,785,139
2027	7,196,828	1,211,091	8,407,919
2028 (a)	5,890,762	438,344	6,329,106
2029	4,385,844	—	4,385,844
Thereafter	9,128,219	—	9,128,219
Total	$30,000,769	$1,850,506	$31,851,275

(a)Includes $1,906,850 principal amount related to CSC Holdings' Incremental Term Loan B-6 that is due on the earlier of (i) January 15, 2028 and (ii) April 15, 2027 if, as of such date, any Incremental Term Loan B-5 borrowings are still outstanding, unless the Incremental Term Loan B-5 maturity date has been extended to a date falling after January 15, 2028.
For financing purposes, we have two debt silos: CSC Holdings and Lightpath. The CSC Holdings silo is structured as a restricted group (the "CSC Holdings Restricted Group") and an unrestricted group, which includes Lightpath and certain designated subsidiaries. The CSC Holdings Restricted Group is comprised of CSC Holdings and substantially all of its wholly-owned operating subsidiaries excluding Lightpath. These CSC Holdings Restricted Group subsidiaries are subject to the covenants and restrictions of CSC Holdings' credit facility and indentures governing the notes issued by CSC Holdings. The Lightpath silo includes all of its operating subsidiaries which are subject to the covenants and restrictions of the Lightpath credit facility and indentures governing the notes issued by Lightpath.

CSC Holdings Restricted Group
Sources of cash for the CSC Holdings Restricted Group include primarily cash flow from the operations of the businesses in the CSC Holdings Restricted Group, borrowings under its credit facility and issuance of securities in the capital markets, contributions from its parent, and, from time to time, distributions or loans from its subsidiaries. The CSC Holdings Restricted Group's principal uses of cash include: capital spending, in particular, the capital requirements associated with the upgrade of our digital broadband, video and telephony services, including costs to build our FTTH network; debt service; other corporate expenses and changes in working capital; and investments that it may fund from time to time.
CSC Holdings Credit Facilities
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which, as amended, currently provides for U.S. dollar term loans in an aggregate principal of $5,001,942, comprising (i) an incremental term loan amount of $3,000,000 ($2,857,500 outstanding as of December 31, 2024) (“Incremental Term Loan B-5”) and (ii) an incremental term loan in an aggregate principal amount of $2,001,942 ($1,966,908 outstanding as of December 31, 2024) (“Incremental Term Loan B-6”), and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($1,700,000 outstanding as of December 31, 2024) (the "CSC Revolving Credit Facility" and, together with the Incremental Term Loan B-5 and Incremental Term B-6, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
In January 2024, the proceeds from the issuance of CSC Holdings’ $2,050,000 in aggregate principal amount of senior guaranteed notes due 2029 were used to (i) repay the outstanding principal balance of the incremental term loans due 2025 under the CSC Credit Facilities Agreement (“Term Loan B”), (ii) repay the outstanding principal balance of the incremental term loans due 2026 under the CSC Credit Facilities Agreement (“Incremental Term Loan B-3”), and (iii) pay the fees, costs and expenses associated with these transactions.
During the year ended December 31, 2024, CSC Holdings borrowed $2,025,000 under the CSC Revolving Credit Facility and repaid $1,150,000 of amounts outstanding under the CSC Revolving Credit Facility.
At December 31, 2024, $163,738 of the CSC Revolving Credit Facility was restricted for certain letters of credit issued on our behalf and $611,262 was undrawn and available, subject to covenant limitations.
As of December 31, 2024, CSC Holdings was in compliance with applicable financial covenants under its credit facility.
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
In February 2024, we redeemed the CSC Holdings 5.250% Senior Notes due 2024 and 5.250% Series B Senior Notes due 2024 with proceeds of borrowings under the CSC Revolving Credit Facility.
See Note 11 of our consolidated financial statements for further details of our outstanding senior guaranteed notes and senior notes.
As of December 31, 2024, CSC Holdings was in compliance with applicable financial covenants under each respective indenture by which the senior guaranteed notes and senior notes were issued.
Lightpath
Sources of cash for Lightpath include existing cash balances, operating cash flows from its operating subsidiaries and availability under the revolving credit facility.

Lightpath Credit Facility
Lightpath is party to a credit agreement which provides a term loan in an aggregate principal amount of $700,000, as amended ($676,000 outstanding at December 31, 2024) and revolving loan commitments in an aggregate principal amount of $115,000, as amended. As of December 31, 2024, there were no borrowings outstanding under the Lightpath revolving credit facility. See Note 11 to our consolidated financial statements for further information regarding the Lightpath credit agreement.
In February 2024, Lightpath entered into an extension amendment (the "Extension Amendment") to its amended credit agreement that provides for, among other things, (a) an extension of the scheduled maturity date with respect to the 2027 Revolving Credit Commitments (as defined in the Extension Amendment) under the credit agreement to the date (the "New Maturity Date") that is the later of (x) November 30, 2025 and (y) the earlier of (i) June 15, 2027 and (ii) the date that is five business days after any Extension Breach Date (as defined in the Amended Credit Agreement) and (b) incremental revolving credit commitments in an aggregate principal amount of $15,000 which shall be of the same class and type as the 2027 Revolving Credit Commitments and will, for the avoidance of doubt, mature on the New Maturity Date. After giving effect to the Extension Amendment, the aggregate principal amount of revolving loan commitments available under the Amended Credit Agreement increased from $100,000 to $115,000.
After giving effect to the Extension Amendment, the aggregate principal amount of 2027 Revolving Credit Commitments equaled $95,000 and the aggregate principal amount of 2025 Revolving Credit Commitments (as defined in the Extension Amendment) equaled $20,000. Interest will be calculated at a rate per annum equal to the adjusted Term SOFR rate or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 2.25% per annum and (ii) with respect to any Term SOFR loan, 3.25% per annum.
In November 2024, Lightpath entered into an incremental amendment (the "Incremental Amendment") to its credit agreement to incur an additional $100,000 of term loans, of the same class as the term loans under the credit agreement immediately prior to giving effect to the Incremental Amendment, at a net price of 99.27% which increased the aggregate principal amount of term loans outstanding under the credit agreement to $676,000 as of December 31, 2024.
During the year ended December 31, 2024, Lightpath borrowed and repaid $40,000 under its revolving credit facility.
As of December 31, 2024, Lightpath was in compliance with applicable financial covenants under its credit agreement and with applicable financial covenants under each respective indenture by which its senior secured notes and senior notes were issued.
In January 2025, Lightpath entered into a refinancing amendment (the "Refinancing Amendment") to its amended credit agreement, which refinanced all of the term loans outstanding under its amended credit agreement immediately prior to giving effect to the Refinancing Amendment in order to reduce the applicable margins with respect thereto from (i) with respect to any alternate base rate loan, 2.25% per annum to 2.00% per annum and (ii) with respect to any Term SOFR loan, 3.25% per annum to 3.00%. Additionally, after giving effect to the Refinancing Amendment, interest on borrowings made under the refinanced term loan facility shall be calculated without giving effect to the spread adjustments provided for in the credit agreement.
Lightpath Senior Secured Notes and Senior Notes
In 2020, Lightpath issued $450,000 in aggregate principal amount of senior secured notes that bear interest at a rate of 3.875% and mature on September 15, 2027 and $415,000 in aggregate principal amount of senior notes that bear interest at a rate of 5.625% and mature on September 15, 2028.
As of December 31, 2024, Lightpath was in compliance with applicable financial covenants under each respective indenture by which the senior secured notes and senior notes were issued.
Lightpath Interest Rate Swap Contract
In November 2024, Lightpath entered into an interest rate swap contract on a notional amount of $95,000, whereby Lightpath pays interest of 3.979% through December 2026 and receives interest based on one-month SOFR.
See Note 12 of our consolidated financial statements for further details of our outstanding interest rate swap contracts.

Capital Expenditures
The following table presents our capital expenditures:

	Years Ended December 31,
	2024	2023
Customer premise equipment	$407,898	$277,194
Network infrastructure	530,162	924,476
Support and other	285,636	242,235
Business services	209,317	260,906
Capital expenditures (cash basis)	1,433,013	1,704,811
Right-of-use assets acquired in exchange for finance lease obligations	38,830	133,056
Notes payable for the purchase of equipment and other assets	50,642	213,325
Change in accrued and unpaid purchases and other	64,277	(169,953)
Capital expenditures (accrual basis)	$1,586,762	$1,881,239
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
Storm Impact
In September 2024, the rain, wind and flooding from Hurricane Helene impacted our Western North Carolina service area, resulting in power outages and service disruptions to customers as well as damage to our cable network in the area. We completed the reconstruction and repairs of the damage to our network and restored all service to our customers and recorded $9,754 in capital expenditures and $147 in other operating expenses for the year ended December 31, 2024.
Cash Flow Discussion
Altice USA
Operating Activities
Net cash provided by operating activities amounted to $1,582,401 and $1,826,398 for the years ended December 31, 2024, and 2023, respectively.
The decrease in cash provided by operating activities of $243,997 in 2024 as compared to 2023 resulted from a decrease in net income before depreciation and amortization and other non-cash items of $460,885, partially offset by an increase of $216,888 due to changes in working capital (increases due to the timing of payments for accounts payable and prepaid expense and other assets, net of increases in tax payments of $55,058 and interest payments of $37,324, and a decrease from the collections of accounts receivable, among other items.)
Investing Activities
Net cash used in investing activities for the years ended December 31, 2024 and 2023 was $1,455,513 and $1,706,523, respectively, and consisted primarily of capital expenditures of $1,433,013 and $1,704,811, respectively, primarily relating to network infrastructure and customer premise equipment.
Financing Activities
Net cash used in financing activities amounted to $171,978 and $122,591 for the years ended December 31, 2024 and 2023.
In 2024, our financing activities consisted primarily of the repayment of debt of $4,223,233, and principal payments on finance lease obligations of $127,349, partially offset by net proceeds from long-term debt of $4,214,750.

In 2023, our financing activities consisted primarily of the repayment of debt of $2,688,009, and principal payments on finance lease obligations of $149,297, partially offset by net proceeds from long-term debt of $2,700,000.
CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $1,481,774 and $1,826,398 for the years ended December 31, 2024 and 2023, respectively.
The decrease in cash provided by operating activities of $344,624 in 2024 as compared to 2023 resulted from a decrease in income from continuing operations before depreciation and amortization and other non-cash items of $455,345, partially offset by an increase of $110,721 due to changes in working capital (increases due to the timing of payments for accounts payable and prepaid expense and other assets, net of increases in tax payments of $55,058 and interest payments of $38,784, and a decrease from the collections of accounts receivable, among other items.)
Investing Activities
Net cash used in investing activities for the years ended December 31, 2024 and 2023 was $1,455,513 and $1,706,523, respectively, and consisted primarily of capital expenditures of $1,433,013 and $1,704,811 , respectively, primarily relating to network infrastructure and customer premise equipment.
Financing Activities
Net cash used in financing activities amounted to $81,552 and $122,591 for the years ended December 31, 2024 and 2023, respectively.
In 2024, our financing activities consisted primarily of the repayment of long-term debt of $4,225,233, and principal payments on finance lease obligations of $127,349, partially offset by net proceeds from long-term debt of $4,214,750.
In 2023, our financing activities consisted primarily of the repayment of long-term debt of $2,688,009, and principal payments on finance lease obligations of $149,297, partially offset by net proceeds from long-term debt of $2,700,000.
Contractual Obligations and Off Balance Sheet Commitments
Our contractual obligations as of December 31, 2024 consist primarily of our debt obligations, purchase obligations which primarily include contractual commitments with various programming vendors to provide video services to our customers and minimum purchase obligations to purchase goods or services, operating and finance lease obligations, outstanding letters of credit, and guarantees. Note 11 to our consolidated financial statements contains further information regarding our debt obligations, Note 17 contains information regarding our off-balance sheet obligations and Note 9 contains information regarding our leases.
Managing our Interest Rate Risk
See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a discussion regarding interest rate risk.
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
Goodwill and Indefinite-Lived Assets
Goodwill and indefinite-lived cable franchise rights are not amortized. Rather, such assets are tested for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the assets may be impaired. We assess the recoverability of our goodwill and indefinite-lived cable franchise rights annually as of October 1 ("annual impairment test date"). As of the annual impairment test date, goodwill amounted to $8,044,716 all of which is related to our Telecommunications reporting unit and indefinite-lived cable franchise rights amounted to $13,216,355.

The assessment of recoverability may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit or our indefinite-lived cable franchise rights is less than its carrying amount. These qualitative factors include macroeconomic conditions such as changes in interest rates, industry and market considerations, recent and projected financial performance of the reporting units, as well as other factors. A quantitative test is performed if we conclude that it is more likely than not that the fair value of a reporting unit or an indefinite-lived cable franchise right is less than its carrying amount or if a qualitative assessment is not performed. If the carrying value of the reporting unit or the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. In 2024, we performed a quantitative assessment for our goodwill and indefinite-lived cable franchise rights recoverability tests.
Goodwill
Goodwill resulted from business combinations and represents the excess amount of the consideration paid over the identifiable assets and liabilities recorded in acquisitions. Our test for impairment in 2024 was performed for the Telecommunications reporting unit, as goodwill related to the News and Advertising reporting unit was fully impaired in 2023. The goodwill related to our Telecommunications reporting unit was recorded primarily in connection with the Cequel Acquisition in 2015 and the Cablevision Acquisition in 2016.
We estimate the fair value of our reporting units by considering both (i) a discounted cash flow method, which is based on the present value of projected cash flows over a discrete projection period and a terminal value, which is based on the expected normalized cash flows of the reporting unit following the discrete projection period, and (ii) a market approach, which includes the use of market multiples of publicly-traded companies whose services are comparable to ours. Significant judgments in estimating the fair value of our reporting units include cash flow projections and the selection of the discount rate.
The estimates and assumptions utilized in estimating the fair value of our reporting unit could have a significant impact on whether and to what extent an impairment charge is recognized. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments. Changes in assumptions could significantly affect the estimates.
Based on the quantitative assessment performed as of our impairment test date, the estimated fair value of our Telecommunications reporting unit exceeded its carrying value and no impairment was recorded. It is possible that in the future there may be changes in our estimates and assumptions, including the timing and amount of future cash flows, margins, growth rates, market participant assumptions, comparable benchmark companies and related multiples and discount rates, which could result in different fair value estimates. Significant and adverse changes to any one or more of the above-noted estimates and assumptions could result in an impairment charge in the future.
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
In our 2024 impairment test, the fair value of our cable franchise rights (estimated using the multi-period excess earnings model) exceeded their carrying value, with no impairment recorded. Although no impairment was recognized, our fair value estimation relies on certain assumptions like revenue growth rates, long-term growth rates, and discount rates, which are subjective and involve significant judgment. Changes in these assumptions could impact the estimates. For example, if our financial performance deteriorates, or if interest rates increase, it is reasonably possible that a future impairment of our franchise assets could be material. A hypothetical 10% reduction in the fair value of our franchise rights would result in an impairment charge of approximately $1,200,000.

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
Fair Value of Debt
At December 31, 2024, the fair value of our fixed rate debt, comprised of senior guaranteed and senior secured notes, senior notes, and supply chain financing of $13,380,255 was lower than its carrying value of $17,755,137 by $4,374,882. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. Our floating rate borrowings, comprised of our term loans and revolving credit facilities, bear interest in reference to current SOFR-based market rates and thus their principal values approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2024 would increase the estimated fair value of our fixed rate debt by $489,655 to $13,869,910. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit us to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. See Note 12 to our consolidated financial statements for a summary of interest rate swap contracts outstanding at December 31, 2024. Our outstanding interest rate swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statements of operations. For the year ended December 31, 2024, we recorded a gain on interest rate swap contracts of $18,632, and had a fair value at December 31, 2024 of $8,466 recorded as other assets, long-term on the consolidated balance sheet.
In September 2024, we terminated all our CSC Holdings interest rate swap agreements with an aggregate notional value of $3,000,000. These contracts were due to mature in January 2025 and December 2026. In connection with these early terminations, we received cash of $43,182 presented in operating activities in our consolidated statements of cash flows and incurred a loss of $52,943 which is included in the net gain on interest rate swap contracts reflected in our consolidated statements of operations.

In November 2024, Lightpath entered into an interest rate swap contract on a notional amount of $95,000, whereby Lightpath pays interest of 3.979% and it receives interest based on one-month SOFR through December 2026.
As of December 31, 2024, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Item 8.     Financial Statements and Supplementary Data
For information required by Item 8, refer to the Index to Financial Statements on page F-1.
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2024.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Audit Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report on our internal control over financial reporting appearing on page F-2.
Changes in Internal Control
During the year ended December 31, 2024, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.     Other Information
Item 5.02     Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On February 12, 2025, the Board of Directors of Altice USA, Inc. (the “Company”) approved the appointment of Michael Parker, the Company’s President of Consumer Services, to serve as an executive officer of the Company.
Mr. Parker, 58, has served as the President of Consumer Services of the Company since September 2024 and served as the President of Business Services of the Company from January 2024 to September 2024. Prior to joining the Company, Mr. Parker served in various roles with Comcast Corporation, a multinational telecommunications conglomerate, including as the Regional Senior Vice President Beltway Region from January 2021 through November 2023, the Senior Regional Vice President Keystone Region from June 2019 to January 2021 and the Regional Senior Vice President Western New England Region from September 2015 to June 2019. Mr. Parker received his Bachelor of Arts from Lake Forest College, his Juris Doctor from University of Miami School of Law and his Master of Business Administration from Northwestern University Kellogg School of Management.
Under Mr. Parker’s offer letter, he is an at will employee who will receive (i) an annual base salary of $550,000, (ii) an annual target bonus opportunity of 100% of base salary paid in a calendar year (increased to 150% effective January 1, 2025) and (iii) eligibility to participate in the Company’s annual long-term incentive program with an annual target award opportunity of $2,000,000 (increased to $2,250,000 effective January 1, 2025). If Mr. Parker’s employment with the Company is involuntarily terminated for reasons other than cause or failure to perform, subject to Mr. Parker’s execution of a separation agreement including a release of claims in favor of the Company, Mr. Parker will be eligible to receive severance under the Company’s severance policy or practice in effect at such time.
Other than as described above, there are no understandings or arrangements between Mr. Parker and any other person pursuant to which Mr. Parker was appointed to serve as the President of Consumer Services or as an executive officer of the Company. There are no existing relationships between Mr. Parker and any person that would require disclosure pursuant to Item 404(a) of Regulation S-K or any familial relationships that would require disclosure under Item 401(d) of Regulation S-K.
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
iii.The Index to Exhibits.

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
4.3
Amended and Restated Stockholders and Registration Rights Agreement, dated June 7, 2018, by and among Altice USA, Inc. and the stockholders party thereto (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on June 13, 2018)

4.4
Amended and Restated Stockholder Agreement, dated as of August 2, 2023, by and between Altice USA, Inc. and Next Alt S.à r.l. (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 10-Q (File No. 001-38126) filed on August 3, 2023)

4.5
Indenture, dated as of September 23, 2016, relating to CSC Holdings' 5 1/2% Senior Guaranteed Notes due 2027 (incorporated herein by reference to Exhibit 4.16 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

4.6
Indenture, dated as of January 29, 2018, relating to CSC Holdings, LLC's 5.375% Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on February 2, 2018)

4.7
Indenture, dated as of April 5, 2018, relating to Cequel Communications Holdings I, LLC's and Cequel Capital Corporation's 7.500% Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on April 6, 2018)

4.8
2028 Supplemental Indenture, dated as of October 17, 2018, between Cequel Communications Holdings I, LLC and Cequel Capital Corporation, as Co-Issuers and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 19, 2018)

4.9
Senior Notes Indenture, dated as of November 27, 2018, between, inter alios, CSC Holdings, LLC, as Issuer and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018)

4.10
Supplemental Indenture dated as of November 27, 2018, between, inter alios, CSC Holdings, as issuer, the guarantors (named therein) and Deutsche Bank Trust Company Americas, as trustee, to the 2016 Senior Guaranteed Notes Indenture (incorporated herein by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018)

4.11
Supplemental Indenture dated as of November 27, 2018, between, inter alios, CSC Holdings, as issuer, the guarantors (named therein) and Deutsche Bank Trust Company Americas, as trustee, to the 2018 Senior Guaranteed Notes Indenture (incorporated herein by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018)

4.12
Joinder Agreement dated as of November 27, 2018, between, inter alios, the additional guarantors (named therein) to the Facility Guaranty (incorporated herein by reference to Exhibit 4.6 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018)

4.13
Joinder Agreement dated as of November 27, 2018, between, inter alios, the additional pledgors (named therein) to the Pledge Agreement (incorporated herein by reference to Exhibit 4.7 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018)

4.14
Indenture, dated as of January 31, 2019 between CSC Holdings, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on February 5, 2019)

Exhibit No.	Exhibit Description

4.15
Indenture, dated as of July 10, 2019 between CSC Holdings, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on July 12, 2019)

4.16
Description of common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.43 of the Company’s Annual Report on Form 10-K (File No. 001-38126) filed on February 14, 2020)

4.17
Senior Notes Indenture, dated as of June 16, 2020 between CSC Holdings, LLC as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on June 16, 2020)

4.18
Senior Guaranteed Notes Indenture, dated as of June 16, 2020 between, inter alios, CSC Holdings, LLC as Issuer, the Guarantors set forth therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on June 16, 2020)

4.19
Senior Guaranteed Notes Indenture, dated as of August 17, 2020 between inter alios, CSC Holdings, LLC, as Issuer, the Guarantors set forth therein and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q (File No. 001- 38126) filed on October 30, 2020.

4.20
Senior Notes Indenture, dated as of September 29, 2020 between Cablevision Lightpath LLC as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 1, 2020)

4.21
Senior Secured Notes Indenture, dated as of September 29, 2020 between Cablevision Lightpath LLC, as Issuer, and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 1, 2020)

4.22
Senior Notes Indenture, dated as of May 13, 2021 between CSC Holdings, LLC as Issuer, and Deutsche Bank Trust Company Americas, as Trustee. (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on May 13, 2021)

4.23
Senior Guaranteed Notes Indenture, dated as of May 13, 2021 between, inter alios, CSC Holdings, LLC as Issuer, the Guarantors set forth therein and Deutsche Bank Trust Company Americas, as Trustee. (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on May 13, 2021)

4.24
Senior Guaranteed Notes Indenture, dated as of April 25, 2023 between, inter alios, CSC Holdings, LLC as Issuer, the Guarantors set forth therein and Deutsche Bank Trust Company Americas, as Trustee. (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on April 27, 2023)

4.25
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

10.1
Credit Agreement, dated as of October 9, 2015, by and among CSC Holdings, LLC (as successor by merger to Neptune Finco Corp.), as borrower, certain lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and security agent, Barclays Bank plc and BNP Paribas Securities Corp., as co-syndication agents, Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., Royal Bank of Canada, Societe Generale, TD Securities (USA) LLC and the Bank of Nova Scotia, as co-documentation agents, and J.P. Morgan Securities LLC, Barclays Bank plc, BNP Paribas Securities Corp., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., Royal Bank of Canada, Societe Generale, TD Securities (USA) LLC and The Bank of Nova Scotia, as joint bookrunners and lead arrangers (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

10.2
First Amendment to Credit Agreement, dated as of June 20, 2016 (incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

10.3
Incremental Loan Assumption Agreement, dated as of June 21, 2016 (incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

10.4
Incremental Loan Assumption Agreement, dated as of July 21, 2016 (incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

10.5
Second Amendment to Credit Agreement (Extension Amendment), dated as of September 9, 2016 (incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

10.6
Third Amendment to Credit Agreement (Extension Amendment, Incremental Loan Assumption Agreement & Assignment and Acceptance), dated as of December 9, 2016 (incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

10.7
Fourth Amendment to Credit Agreement (Incremental Loan Assumption Agreement & Refinancing Amendment), dated as of March 15, 2017 (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

10.8
Facility Guaranty, dated as of June 21, 2016, by and among the guarantors party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017)

10.9
Pledge Agreement, dated as of June 21, 2016, by and among CSC Holdings, LLC, certain pledgors party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017

10.10
Fifth Amendment to Credit Agreement, dated as of January 12, 2018, by and among the Borrower, the Additional Lenders and Lead Arrangers party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on January 16, 2018)

10.11
Sixth Amendment, dated as of October 15, 2018, between, inter alios, CSC Holdings, LLC as Borrower, Goldman Sachs Bank USA as Additional Lender and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated herein by reference to Exhibit 4.11 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 19, 2018)

10.12
Seventh Amendment to Credit Agreement, dated as of January 24, 2019, by and among the Borrower, each of the other Loan Parties, the Lenders and JPMorgan Chase Bank, N.A. as the Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on January 30, 2019)

10.13
Extension Amendment No. 1 to Credit Agreement, dated as of February 9, 2024 by and among Cablevision Lightpath LLC, as borrower, the other loan parties party thereto, the revolving credit lenders party thereto, the L/C Issuers party thereto, the swingline lenders party thereto, the 2024 Extension Arranger and Goldman Sachs Bank USA, as the administrative agent. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-38126) filed on May 2, 2024)

10.14
Eighth Amendment to Credit Agreement, dated as of February 7, 2019, by and among the Borrower, each of the other Loan Parties, the February 2019 Incremental Term Loan Lenders party thereto and JPMorgan Chase Bank, N.A. as the Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on February 8, 2019)

Exhibit No.	Exhibit Description

10.15
Eleventh Amendment to Credit Agreement, dated as of October 3, 2019, by and among the Borrower, each of the other Loan Parties, the Additional Lenders party thereto and JPMorgan Chase Bank, N.A. as the Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on October 7, 2019)

10.16
Twelfth Amendment to Credit Agreement, dated as of July 13, 2022, by and among the Borrower, each of the other Loan Parties, the Lenders party thereto and JPMorgan Chase Bank, N.A. as the Administrative Agent. (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on July 13, 2022)

10.17
Thirteenth Amendment to Credit Agreement, dated as of December 19, 2022, by and among the Borrower, each of the other Loan Parties, the Lenders party thereto and JPMorgan Chase Bank, N.A. as the Administrative Agent. (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on December 19, 2022)

10.18
Credit Agreement, dated as of September 29, 2020 between Cablevision Lightpath LLC, as Borrower, the Lenders party thereto, Goldman Sachs Bank USA as administrative agent and Deutsche Bank Trust Company Americas as collateral agent (incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 1, 2020)

10.19
First Amendment to Credit Agreement, dated as of June 20, 2023 between Cablevision Lightpath LLC, as Borrower, and Goldman Sachs Bank USA as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-38126) filed on August 3, 2023)

10.20*
Incremental Loan Assumption Agreement No. 1 to Credit Agreement, dated as of November 7, 2024 between Cablevision Lightpath LLC, as Borrower, and Banco Santander, S.A., New York Branch as administrative agent for the Lenders

10.21*
Refinancing Amendment No. 1 to Credit Agreement, dated as of January 31, 2025, by and among Cablevision Lightpath LLC, as borrower, the other loan parties party thereto, the 2025 Refinancing Term Loan Lenders party thereto, the 2025 Refinancing Term Loan Arranger and Goldman Sachs Bank USA, as the administrative agent

10.22	Altice USA Short Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on June 12, 2017)
10.23
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

10.26
Master Separation Agreement, dated as of May 18, 2018, by and between Altice USA, Inc. and Altice N.V.(incorporated herein by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1/A (File No. 333-222475) filed on May 21, 2018)

10.27
Transition Agreement and Separation Agreement, dated April 8, 2019, by and between Altice USA, Inc. and David Connolly (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38126) filed on July 31, 2019)

10.28
Separation Agreement, dated October 28, 2019, by and between Altice USA, Inc. and Charles Stewart (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K (File No. 001-38126) filed on February 14, 2020)

10.29
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

10.31
Altice USA 2017 Long Term Incentive Plan, Form of Performance-Based Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 99.2 of the Company’s Form 10-Q (File No. 001-38126) filed on May 1, 2020)

Exhibit No.	Exhibit Description

10.32
Altice USA 2017 Long Term Incentive Plan, Form of Cash Performance Award Agreement (incorporated herein by reference to Exhibit 10.1of the Company's Current Report on Form 8-K (File No. 001-38126) filed on March 22, 2023)

10.33
Form of Restricted Stock Unit Award Agreement for Replacement Awards under the Amended and Restated Altice USA 2017 Long Term Incentive Plan, as amended (incorporated herein by reference to Exhibit (a)(1)(K) to the Company's Tender Offer Statement on Schedule TO (File No. 005-90339) filed on January 23, 2023)

10.34
Form of Deferred Cash-Denominated Award Agreement for Replacement Awards under the Amended and Restated Altice USA 2017 Long Term Incentive Plan, as amended (incorporated herein by reference to Exhibit (a)(1)(L) to the Company's Tender Offer Statement on Schedule TO (File No. 005-90339) filed on January 23, 2023)

10.35	Altice USA 2017 Long Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 99.1 of the Company's Form S-8 (File No. 333-239085) filed on June 10, 2020)
10.36
Altice USA 2017 Long Term Incentive Plan, Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on December 30, 2021)

10.37
Altice USA 2017 Long Term Incentive Plan, Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on December 30, 2021)

10.38
Executive Employment Agreement, dated September 7, 2022, by and between Altice USA, Inc. and Dennis Mathew. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-38126) filed on November 2, 2022)

10.39
Executive Employment Agreement, dated February 5, 2023, by and between Altice USA, Inc. and Marc Sirota, as amended February 22, 2023 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-38126) filed on May 3, 2023)

10.40	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-38126) filed on August 1, 2024).
10.41*	Transition Agreement, dated December 10, 2024, by and between Altice USA, Inc. and Colleen Schmidt.
19*	Altice USA, Inc. Insider Trading Policy.
21*	List of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Section 302 Certification of the CEO.
31.2*	Section 302 Certification of the CFO.
32*	Section 906 Certifications of the CEO and CFO.
97
Altice USA, Inc. Dodd-Frank Clawback Policy, effective as of November 1, 2023 (incorporated herein by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K (File No. 001-38126) filed on February 15, 2024)

101	The following financial statements of Altice USA, Inc. included in the Altice USA Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 13, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders' Deficiency; (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.

104*	The cover page from this Annual Report on Form 10-K formatted in Inline XBRL.

+    Shares of Class A common stock and Class B common stock of the Company are issued in uncertificated form. Therefore, the Company has not filed specimen Class A common stock or Class B common stock certificates. Reference is made to Exhibits 3.1 and 3.2 hereto.
*    Filed herewith.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of February, 2025.

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

Signature	Title	Date
/s/ Dennis Mathew	Chairman and Chief Executive Officer	February 13, 2025
Dennis Mathew	(Principal Executive Officer)

/s/ Marc Sirota	Chief Financial Officer	February 13, 2025
Marc Sirota	(Principal Financial Officer)

/s/ Maria Bruzzese	Senior Vice President and Chief Accounting Officer	February 13, 2025
Maria Bruzzese	(Principal Accounting Officer)

/s/ David Drahi	Director	February 13, 2025
David Drahi

/s/ Patrick Drahi	Director	February 13, 2025
Patrick Drahi

/s/ Dexter Goei	Director	February 13, 2025
Dexter Goei

/s/ Mark Mullen	Director	February 13, 2025
Mark Mullen

/s/ Dennis Okhuijsen	Director	February 13, 2025
Dennis Okhuijsen

/s/ Susan C. Schnabel	Director	February 13, 2025
Susan C. Schnabel

/s/ Charles Stewart	Director	February 13, 2025
Charles Stewart

/s/ Raymond Svider	Director	February 13, 2025
Raymond Svider

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	F-2
Auditor Name: KPMG LLP
Auditor Location: New York, New York
Auditor Firm ID: 185

ALTICE USA, INC. AND SUBSIDIARIES
Consolidated Financial Statements
Consolidated Balance Sheets - December 31, 2024 and 2023	F-7
Consolidated Statements of Operations - years ended December 31, 2024, 2023 and 2022	F-8
Consolidated Statements of Comprehensive Income (Loss) - years ended December 31, 2024, 2023 and 2022	F-9
Consolidated Statements of Stockholders' Deficiency - years ended December 31, 2024, 2023 and 2022	F-10
Consolidated Statements of Cash Flows - years ended December 31, 2024, 2023 and 2022	F-13
Combined Notes to Consolidated Financial Statements	F-19
Supplemental Financial Statements Furnished:
CSC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Financial Statements
Consolidated Balance Sheets - December 31, 2024 and 2023	F-14
Consolidated Statements of Operations - years ended December 31, 2024, 2023 and 2022	F-15
Consolidated Statements of Comprehensive Income (Loss) - years ended December 31, 2024, 2023 and 2022	F-16
Consolidated Statements of Member's Deficiency - years ended December 31, 2024, 2023 and 2022	F-17
Consolidated Statements of Cash Flows - years ended December 31, 2024, 2023 and 2022	F-18
Combined Notes to Consolidated Financial Statements	F-19

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Altice USA, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Altice USA, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficiency, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 13, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
February 13, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Altice USA, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Altice USA, Inc. and subsidiaries (the Company) as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficiency, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of goodwill and indefinite-lived cable franchise rights for impairment
As discussed in Note 10 to the consolidated financial statements, the Company’s goodwill and indefinite-lived cable franchise rights balances as of December 31, 2024, were $8,041 and $13,211 million, respectively. The Company assesses recoverability of goodwill at the reporting unit level and indefinite-lived cable franchise rights as a single unit of account annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount more likely than not exceeds its fair value.
We identified the evaluation of the fair value of the Telecommunications reporting unit and of the indefinite-lived cable franchise rights used in the impairment assessments as a critical audit matter. Challenging auditor judgment and involvement of valuation professionals with specialized skills and knowledge were required to evaluate certain assumptions used to estimate the fair value of the Telecommunications reporting unit and the indefinite-lived cable franchise rights, including the revenue growth rates, long-term growth rates, and discount rates. Changes in these assumptions could have had a significant impact on the Company’s assessment of the carrying values of goodwill and the indefinite-lived cable franchise rights.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s annual evaluation of goodwill and indefinite-lived cable franchise rights for impairment. This included controls related to the Company’s development of revenue growth rates, long-term growth rates, and discount rates. We performed sensitivity analyses over the revenue growth rates, long-term growth rates, and discount rate assumptions used in the Company’s estimates of the fair values of the Telecommunications reporting unit and the indefinite-lived cable franchise rights to assess the impact changes in those assumptions would have had on the Company’s determination of carrying value. We evaluated the Company’s revenue growth rate assumptions by comparing them to historical revenue growth rates. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the long-term growth rates by independently developing long-term growth rate ranges using publicly available market data and comparing them to the Company’s long-term growth rates
•evaluating the discount rates by independently developing discount rate ranges using publicly available market data for comparable entities and comparing them to the Company’s discount rate
•developing estimated ranges of fair value using the Company’s cash flow projections and the independently developed discount rates ranges and long-term growth rates and compared the results to the Company’s fair value estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
New York, New York
February 13, 2025

Report of Independent Registered Public Accounting Firm
To the Member and Board of Directors
CSC Holdings, LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CSC Holdings, LLC and subsidiaries (the Company) as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), changes in total member’s deficiency, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Evaluation of goodwill and indefinite-lived cable franchise rights for impairment
As discussed in Note 10 to the consolidated financial statements, the Company’s goodwill and indefinite-lived cable franchise rights balances as of December 31, 2024, were $8,041 and $13,211 million, respectively. The Company assesses recoverability of goodwill at the reporting unit level and indefinite-lived cable franchise rights as a single unit of account annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount more likely than not exceeds its fair value.
We identified the evaluation of the fair value of the Telecommunications reporting unit and of the indefinite-lived cable franchise rights used in the impairment assessments as a critical audit matter. Challenging auditor judgment and involvement of valuation professionals with specialized skills and knowledge were required to evaluate certain assumptions used to estimate the fair value of the Telecommunications reporting unit and the indefinite-lived cable franchise rights, including the revenue growth rates, long-term growth rates, and discount rates. Changes in these assumptions could have had a significant impact on the Company’s assessment of the carrying values of goodwill and the indefinite-lived cable franchise rights.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s annual evaluation of goodwill and indefinite-lived cable franchise rights for impairment. This included controls related to the Company’s development of revenue growth rates, long-term growth rates, and discount rates. We performed sensitivity analyses over the revenue growth rates, long-term growth rates, and discount rate assumptions used in the Company’s estimates of the fair values of the Telecommunications reporting unit and the indefinite-lived cable franchise rights to assess the impact changes in those assumptions would have had on the Company’s determination of carrying value. We evaluated the Company’s revenue growth rate assumptions by comparing them to historical revenue growth rates. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the long-term growth rates by independently developing long-term growth rate ranges using publicly available market data and comparing them to the Company’s long-term growth rates
•evaluating the discount rates by independently developing discount rate ranges using publicly available market data for comparable entities and comparing them to the Company’s discount rate
•developing estimated ranges of fair value using the Company’s cash flow projections and the independently developed discount rates ranges and long-term growth rates and compared the results to the Company’s fair value estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
New York, New York
February 13, 2025

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$256,534	$302,058
Restricted cash	290	280
Accounts receivable, trade (less allowance for credit losses of $24,232 and $21,915, respectively)	332,271	357,597
Prepaid expenses and other current assets ($314 and $407 due from affiliates, respectively)	141,897	174,859
Total current assets	730,992	834,794
Property, plant and equipment, net of accumulated depreciation of $8,762,014 and $8,162,442, respectively	8,414,632	8,117,757
Right-of-use operating lease assets	248,013	255,545
Other assets	94,403	195,114
Amortizable intangibles, net of accumulated amortization of $6,190,154 and $5,874,612, respectively	960,805	1,259,335
Indefinite-lived cable franchise rights	13,211,308	13,216,355
Goodwill	8,041,217	8,044,716
Total assets	$31,701,370	$31,923,616
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$971,499	$936,950
Interest payable	406,208	274,507
Accrued employee related costs	191,990	182,146
Deferred revenue	74,167	85,018
Debt	185,473	359,407
Other current liabilities ($26,944 and $71,523 due to affiliates, respectively)	425,459	470,096
Total current liabilities	2,254,796	2,308,124
Other liabilities	320,435	221,249
Deferred tax liability	4,455,840	4,848,460
Right-of-use operating lease liability	255,116	264,647
Long-term debt, net of current maturities	24,872,015	24,715,554
Total liabilities	32,158,202	32,358,034
Commitments and contingencies (Note 17)
Stockholders' Deficiency:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 279,948,159 issued and 278,980,530 outstanding as of December 31, 2024 and 271,772,978 shares issued and outstanding as of December 31, 2023	2,799	2,718
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 184,224,015 shares outstanding as of December 31, 2024 and 184,224,428 shares outstanding as of December 31, 2023	1,842	1,842
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	233,953	187,186
Accumulated deficit	(703,993)	(601,075)
	(465,399)	(409,329)
Treasury stock, at cost (967,629 Class A common shares at December 31, 2024)	(10)	—
Accumulated other comprehensive loss	(3,826)	(12,851)
Total Altice USA stockholders' deficiency	(469,235)	(422,180)
Noncontrolling interests	12,403	(12,238)
Total stockholders' deficiency	(456,832)	(434,418)
Total liabilities and stockholders' deficiency	$31,701,370	$31,923,616
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2024, 2023 and 2022
(In thousands, except per share amounts)

	2024	2023	2022
Revenue (including revenue from affiliates of $459, $1,471 and $2,368, respectively) (See Note 16)	$8,954,417	$9,237,064	$9,647,659
Operating expenses:
Programming and other direct costs (including charges from affiliates of $11,645, $13,794 and $14,321, respectively) (See Note 16)	2,896,570	3,029,842	3,205,638
Other operating expenses (including charges from affiliates of $45,708, $57,063 and $12,210, respectively) (See Note 16)	2,711,828	2,646,258	2,735,469
Restructuring, impairments and other operating items (See Note 7)	23,696	214,727	130,285
Depreciation and amortization	1,642,231	1,644,297	1,773,673
	7,274,325	7,535,124	7,845,065
Operating income	1,680,092	1,701,940	1,802,594
Other income (expense):
Interest expense, net	(1,763,166)	(1,639,120)	(1,331,636)
Gain (loss) on investments and sale of affiliate interests, net	670	180,237	(659,792)
Gain (loss) on derivative contracts, net	—	(166,489)	425,815
Gain on interest rate swap contracts, net	18,632	32,664	271,788
Gain (loss) on extinguishment of debt and write-off of deferred financing costs	(12,901)	4,393	(575)
Other income (expense), net	(5,675)	4,940	8,535
	(1,762,440)	(1,583,375)	(1,285,865)
Income (loss) before income taxes	(82,348)	118,565	516,729
Income tax benefit (expense)	4,071	(39,528)	(295,840)
Net income (loss)	(78,277)	79,037	220,889
Net income attributable to noncontrolling interests	(24,641)	(25,839)	(26,326)
Net income (loss) attributable to Altice USA, Inc. stockholders	$(102,918)	$53,198	$194,563
Income (loss) per share:
Basic income (loss) per share	$(0.22)	$0.12	$0.43
Basic weighted average common shares (in thousands)	459,888	454,723	453,244

Diluted income (loss) per share	$(0.22)	$0.12	$0.43
Diluted weighted average common shares (in thousands)	459,888	455,034	453,282
Cash dividends declared per common share	$—	$—	$—

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2024, 2023 and 2022
(In thousands)

	2024	2023	2022
Net income (loss)	$(78,277)	$79,037	$220,889
Other comprehensive income (loss):
Defined benefit pension plans	12,926	(5,424)	(20,526)
Applicable income taxes	(3,477)	1,463	5,537
Defined benefit pension plans, net of income taxes	9,449	(3,961)	(14,989)
Foreign currency translation adjustment	(424)	(689)	291
Other comprehensive income (loss)	9,025	(4,650)	(14,698)
Comprehensive income (loss)	(69,252)	74,387	206,191
Comprehensive income attributable to noncontrolling interests	(24,641)	(25,839)	(26,326)
Comprehensive income (loss) attributable to Altice USA, Inc. stockholders	$(93,893)	$48,548	$179,865

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY Years ended December 31, 2024, 2023 and 2022 (In thousands)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Altice USA Stockholders' Equity (Deficiency)	Non-controlling Interests	Total Equity (Deficiency)
Balance at January 1, 2022	$2,703	$1,843	$18,005	$(848,836)	$—	$6,497	$(819,788)	$(51,114)	$(870,902)
Net income attributable to Altice USA stockholders	—	—	—	194,563	—	—	194,563	—	194,563
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	26,326	26,326
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,913)	(3,913)
Pension liability adjustments, net of income taxes	—	—	—	—	—	(14,989)	(14,989)	—	(14,989)
Foreign currency translation adjustment	—	—	—	—	—	291	291	—	291
Share-based compensation expense (equity classified)	—	—	167,410	—	—	—	167,410	—	167,410
Issuance of common shares pursuant to employee long term incentive plan	16	—	63	—	—	—	79	—	79
Other	—	—	(2,777)	—	—	—	(2,777)	—	(2,777)
Balance at December 31, 2022	$2,719	$1,843	$182,701	$(654,273)	$—	$(8,201)	$(475,211)	$(28,701)	$(503,912)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued) Years ended December 31, 2024, 2023 and 2022 (In thousands)
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

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued) Years ended December 31, 2024, 2023 and 2022 (In thousands)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Altice USA Stockholders' Equity (Deficiency)	Non-controlling Interests	Total Equity (Deficiency)
Balance at January 1, 2024	$2,718	$1,842	$187,186	$(601,075)	$—	$(12,851)	$(422,180)	$(12,238)	$(434,418)
Net loss attributable to Altice USA stockholders	—	—	—	(102,918)	—	—	(102,918)	—	(102,918)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	24,641	24,641
Pension liability adjustments, net of income taxes	—	—	—	—	—	9,449	9,449	—	9,449
Foreign currency translation adjustment	—	—	—	—	—	(424)	(424)	—	(424)
Share-based compensation expense (equity classified)	—	—	49,305	—	—	—	49,305	—	49,305
Other, net	81	—	(2,538)	—	(10)	—	(2,467)	—	(2,467)
Balance at December 31, 2024	$2,799	$1,842	$233,953	$(703,993)	$(10)	$(3,826)	$(469,235)	$12,403	$(456,832)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2024, 2023 and 2022
(In thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(78,277)	$79,037	$220,889
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,642,231	1,644,297	1,773,673
Loss (gain) on investments and sale of affiliate interests, net	(670)	(180,237)	659,792
Loss (gain) on derivative contracts, net	—	166,489	(425,815)
Loss (gain) on extinguishment of debt and write-off of deferred financing costs	12,901	(4,393)	575
Amortization of deferred financing costs and discounts (premiums) on indebtedness	19,628	34,440	77,356
Share-based compensation expense	67,162	47,926	159,985
Deferred income taxes	(396,052)	(226,915)	36,385
Decrease in right-of-use assets	44,632	46,108	44,342
Allowance for credit losses	86,561	84,461	88,159
Goodwill impairment	—	163,055	—
Other	6,436	11,169	3,460
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(58,917)	(77,703)	(45,279)
Prepaid expenses and other assets	30,205	(54,782)	50,419
Amounts due from and due to affiliates	(44,486)	50,831	(7,749)
Accounts payable and accrued liabilities	3,880	(68,784)	39,307
Interest payable	131,701	29,528	7,417
Deferred revenue	11,018	9,164	(14,953)
Interest rate swap contracts	104,448	72,707	(301,062)
Net cash provided by operating activities	1,582,401	1,826,398	2,366,901
Cash flows from investing activities:
Capital expenditures	(1,433,013)	(1,704,811)	(1,914,282)
Payments for acquisitions, net of cash acquired	(38,532)	—	(2,060)
Other, net	16,032	(1,712)	(5,168)
Net cash used in investing activities	(1,455,513)	(1,706,523)	(1,921,510)
Cash flows from financing activities:
Proceeds from long-term debt	4,214,750	2,700,000	4,276,903
Repayment of debt	(4,223,233)	(2,688,009)	(4,469,727)
Proceeds from derivative contracts in connection with the settlement of collateralized debt	—	38,902	—
Principal payments on finance lease obligations	(127,349)	(149,297)	(134,682)
Payments related to acquisition of noncontrolling interest	(7,261)	(14,070)	—
Additions to deferred financing costs	(19,560)	(7,247)	(1,829)
Other, net	(9,325)	(2,870)	(6,571)
Net cash used in financing activities	(171,978)	(122,591)	(335,906)
Net increase (decrease) in cash and cash equivalents	(45,090)	(2,716)	109,485
Effect of exchange rate changes on cash and cash equivalents	(424)	(697)	291
Net increase (decrease) in cash and cash equivalents	(45,514)	(3,413)	109,776
Cash, cash equivalents and restricted cash at beginning of year	302,338	305,751	195,975
Cash, cash equivalents and restricted cash at end of year	$256,824	$302,338	$305,751

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$246,326	$302,051
Restricted cash	290	280
Accounts receivable, trade (less allowance for credit losses of $24,232 and $21,915, respectively)	332,271	357,597
Prepaid expenses and other current assets ($905 and $407 due from affiliates, respectively)	142,694	174,859
Total current assets	721,581	834,787
Property, plant and equipment, net of accumulated depreciation of $8,762,014 and $8,162,442, respectively	8,414,632	8,117,757
Right-of-use operating lease assets	248,013	255,545
Other assets	108,855	195,114
Amortizable intangibles, net of accumulated amortization of $6,190,154 and $5,874,612, respectively	960,805	1,259,335
Indefinite-lived cable franchise rights	13,211,308	13,216,355
Goodwill	8,041,217	8,044,716
Total assets	$31,706,411	$31,923,609

LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$971,499	$936,950
Interest payable	406,208	274,507
Accrued employee related costs	191,990	182,146
Deferred revenue	74,167	85,018
Note payable to affiliate (Note 16)	90,500	—
Debt	185,473	359,407
Other current liabilities ($26,944 and $71,523 due to affiliates, respectively)	407,540	470,097
Total current liabilities	2,327,377	2,308,125
Other liabilities	255,683	221,249
Deferred tax liability	4,455,840	4,851,959
Right-of-use operating lease liability	255,116	264,647
Long-term debt, net of current maturities	24,872,015	24,715,554
Total liabilities	32,166,031	32,361,534
Commitments and contingencies (Note 17)
Member's deficiency (100 membership units issued and outstanding)	(468,197)	(412,836)
Accumulated other comprehensive income	(3,826)	(12,851)
Total member's deficiency	(472,023)	(425,687)
Noncontrolling interests	12,403	(12,238)
Total deficiency	(459,620)	(437,925)
Total liabilities and member's deficiency	$31,706,411	$31,923,609

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2024, 2023 and 2022
(In thousands)

	2024	2023	2022
Revenue (including revenue from affiliates of $459, $1,471 and $2,368, respectively) (See Note 16)	$8,954,417	$9,237,064	$9,647,659
Operating expenses:
Programming and other direct costs (including charges from affiliates of $11,645, $13,794 and $14,321, respectively) (See Note 16)	2,896,570	3,029,842	3,205,638
Other operating expenses (including charges from affiliates of $45,708, $57,063 and $12,210 respectively) (See Note 16)	2,713,642	2,646,258	2,735,469
Restructuring, impairments and other operating items (See Note 7)	23,696	214,727	130,285
Depreciation and amortization	1,642,231	1,644,297	1,773,673
	7,276,139	7,535,124	7,845,065
Operating income	1,678,278	1,701,940	1,802,594
Other income (expense):
Interest expense, net	(1,764,696)	(1,639,120)	(1,331,636)
Gain (loss) on investments and sale of affiliate interests, net	670	180,237	(659,792)
Gain (loss) on derivative contracts, net	—	(166,489)	425,815
Gain on interest rate swap contracts, net	18,632	32,664	271,788
Gain (loss) on extinguishment of debt and write-off of deferred financing costs	(12,901)	4,393	(575)
Other income (expense), net	(5,675)	4,940	8,535
	(1,763,970)	(1,583,375)	(1,285,865)
Income (loss) before income taxes	(85,692)	118,565	516,729
Income tax benefit (expense)	8,272	(42,577)	(292,152)
Net income (loss)	(77,420)	75,988	224,577
Net income attributable to noncontrolling interests	(24,641)	(25,839)	(26,326)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(102,061)	$50,149	$198,251

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2024, 2023 and 2022
(In thousands)

	2024	2023	2022
Net income (loss)	$(77,420)	$75,988	$224,577
Other comprehensive income (loss):
Defined benefit pension plans	12,926	(5,424)	(20,526)
Applicable income taxes	(3,477)	1,463	5,537
Defined benefit pension plans, net of income taxes	9,449	(3,961)	(14,989)
Foreign currency translation adjustment	(424)	(689)	291
Other comprehensive income (loss)	9,025	(4,650)	(14,698)
Comprehensive income (loss)	(68,395)	71,338	209,879
Comprehensive income attributable to noncontrolling interests	(24,641)	(25,839)	(26,326)
Comprehensive income (loss) attributable to CSC Holdings, LLC's sole member	$(93,036)	$45,499	$183,553

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S DEFICIENCY
Years ended December 31, 2024, 2023 and 2022
(In thousands)

	Member's Equity (Deficiency)	Accumulated Other Comprehensive Income (Loss)	Total Member's Equity (Deficiency)	Noncontrolling Interests	Total Equity (Deficiency)

Balance at January 1, 2022	$(848,156)	$6,497	$(841,659)	$(51,114)	$(892,773)
Net income attributable to CSC Holdings' sole member	198,251	—	198,251	—	198,251
Net income attributable to noncontrolling interests	—	—	—	26,326	26,326
Distributions to noncontrolling interests	—	—	—	(3,913)	(3,913)
Pension liability adjustments, net of income taxes	—	(14,989)	(14,989)	—	(14,989)
Foreign currency translation adjustment	—	291	291	—	291
Share-based compensation expense (equity classified)	167,410	—	167,410	—	167,410
Cash distributions to parent, net	(170)	—	(170)	—	(170)
Non-cash contributions from parent	7,015	—	7,015	—	7,015
Balance at December 31, 2022	(475,650)	(8,201)	(483,851)	(28,701)	(512,552)
Net income attributable to CSC Holdings' sole member	50,149	—	50,149	—	50,149
Net income attributable to noncontrolling interests	—	—	—	25,839	25,839
Distributions to noncontrolling interests	—	—	—	(1,077)	(1,077)
Pension liability adjustments, net of income taxes	—	(3,961)	(3,961)	—	(3,961)
Foreign currency translation adjustment	—	(689)	(689)	(8)	(697)
Share-based compensation expense (equity classified)	19,090	—	19,090	—	19,090
Cash distributions to parent, net	(1,793)	—	(1,793)	—	(1,793)
Change in noncontrolling interest	(12,815)	—	(12,815)	(8,291)	(21,106)
Non-cash contributions from parent	8,183	—	8,183	—	8,183
Balance at December 31, 2023	(412,836)	(12,851)	(425,687)	(12,238)	(437,925)
Net loss attributable to CSC Holdings' sole member	(102,061)	—	(102,061)	—	(102,061)
Net income attributable to noncontrolling interests	—	—	—	24,641	24,641
Pension liability adjustments, net of income taxes	—	9,449	9,449	—	9,449
Foreign currency translation adjustment	—	(424)	(424)	—	(424)
Share-based compensation expense (equity classified)	49,305	—	49,305	—	49,305
Cash distributions to parent	(8,399)	—	(8,399)	—	(8,399)
Non-cash contributions from parent	5,794	—	5,794	—	5,794
Balance at December 31, 2024	$(468,197)	$(3,826)	$(472,023)	$12,403	$(459,620)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(77,420)	$75,988	$224,577
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,642,231	1,644,297	1,773,673
Loss (gain) on investments and sale of affiliate interests, net	(670)	(180,237)	659,792
Loss (gain) on derivative contracts, net	—	166,489	(425,815)
Loss (gain) on extinguishment of debt and write-off of deferred financing costs	12,901	(4,393)	575
Amortization of deferred financing costs and discounts (premiums) on indebtedness	19,628	34,440	77,356
Share-based compensation expense	67,162	47,926	159,985
Deferred income taxes	(399,551)	(232,048)	25,705
Decrease in right-of-use assets	44,632	46,108	44,342
Allowance for credit losses	86,561	84,461	88,159
Goodwill impairment	—	163,055	—
Other	6,436	11,169	3,460
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(58,917)	(77,703)	(45,279)
Prepaid expenses and other assets	15,547	(54,782)	50,419
Amounts due from and due to affiliates	(45,141)	59,013	(756)
Accounts payable and accrued liabilities	(78,792)	(68,784)	39,306
Interest payable	131,701	29,528	7,417
Deferred revenue	11,018	9,164	(14,953)
Interest rate swap contracts	104,448	72,707	(301,062)
Net cash provided by operating activities	1,481,774	1,826,398	2,366,901
Cash flows from investing activities:
Capital expenditures	(1,433,013)	(1,704,811)	(1,914,282)
Payment for acquisitions, net of cash acquired	(38,532)	—	(2,060)
Other, net	16,032	(1,712)	(5,168)
Net cash used in investing activities	(1,455,513)	(1,706,523)	(1,921,510)
Cash flows from financing activities:
Proceeds from long-term debt	4,214,750	2,700,000	4,276,903
Repayment of debt	(4,225,233)	(2,688,009)	(4,469,727)
Proceeds from note payable to affiliates	92,500	—	—
Proceeds from derivative contracts in connection with the settlement of collateralized debt	—	38,902	—
Distributions to parent	(8,399)	(1,793)	(170)
Principal payments on finance lease obligations	(127,349)	(149,297)	(134,682)
Payment related to acquisition of a noncontrolling interest	(7,261)	(14,070)	—
Additions to deferred financing costs	(19,560)	(7,247)	(1,829)
Other, net	(1,000)	(1,077)	(3,851)
Net cash used in financing activities	(81,552)	(122,591)	(333,356)
Net increase (decrease) in cash and cash equivalents	(55,291)	(2,716)	112,035
Effect of exchange rate changes on cash and cash equivalents	(424)	(697)	291
Net increase (decrease) in cash and cash equivalents	(55,715)	(3,413)	112,326
Cash, cash equivalents and restricted cash at beginning of year	302,331	305,744	193,418
Cash, cash equivalents and restricted cash at end of year	$246,616	$302,331	$305,744
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
NOTE 1.    DESCRIPTION OF BUSINESS AND RELATED MATTERS
The Company and Related Matters
Altice USA, Inc. ("Altice USA") was incorporated in Delaware on September 14, 2015. Altice USA is majority-owned by Patrick Drahi through Next Alt. S.à.r.l. ("Next Alt"). Patrick Drahi also controls Altice Group Lux S.à.r.l., formerly Altice Europe N.V. ("Altice Europe") and its subsidiaries and other entities. Altice USA is a holding company that does not conduct any business operations of its own. Altice Europe, through a subsidiary, acquired Cequel Corporation ("Cequel") on December 21, 2015 (the "Cequel Acquisition") and Cequel was contributed to Altice USA on June 9, 2016. Altice USA acquired Cablevision Systems Corporation ("Cablevision") on June 21, 2016 (the "Cablevision Acquisition").
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
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Summary of Significant Accounting Policies
Revenue Recognition
Residential Services
We derive revenue through monthly charges to residential customers of our broadband, video, and telephony services, including installation services. In addition, we derive revenue from digital video recorder, video-on-demand, pay-per-view, and home shopping commissions which are reflected in "Residential video" revenues. We recognize broadband, video, and telephony revenues as the services are provided to a customer on a monthly basis. Each service is accounted for as a distinct performance obligation. Revenue from the sale of bundled services at a discounted rate is allocated to each product based on the standalone selling price of each performance obligation within the bundled offer. The standalone selling price requires judgment and is typically determined based on the current prices at which the separate services are sold by us. Installation revenue for our residential services is deferred and recognized over the benefit period, which is generally less than one year. The estimated benefit period takes into account both quantitative and qualitative factors including the significance of average installation fees to total recurring revenue per customer.
Also, we offer mobile services providing data, talk and text to consumers in or near our service areas. Customers are billed monthly for access to and usage of our mobile services. We recognize mobile service revenue ratably over the monthly service period as the services are provided to the customers.
We are assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collect such taxes from our customers. In instances where the tax is being assessed directly on us, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the years ended December 31, 2024, 2023 and 2022, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $212,207, $219,988 and $232,795, respectively.
Business and Wholesale Revenue
We derive revenue from the sale of products and services to both large enterprise and small and medium-sized business ("SMB") customers, including broadband, telephony, networking, video services and mobile reflected in "Business services and wholesale" revenues. Our business services also include ethernet, data transport, and IP-based virtual private networks. We provide managed services to businesses, including hosted telephony services (cloud based SIP-based private branch exchange), managed WiFi, managed desktop and server backup and managed collaboration services including audio and web conferencing. We also offer fiber-to-the-tower services to wireless carriers for cell tower backhaul, which enables wireline communications service providers to connect to customers that their own networks do not reach. We recognize revenues for these services as the services are provided to a customer on a monthly basis.
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
Other Revenue
Other revenue includes revenue derived from the sale of mobile devices which is recognized upon delivery and acceptance of the equipment by the customer. Under our mobile device payment plan, the customer is sold the device in exchange for a non-interest-bearing installment note, which is repaid by the customer, typically over a 36-month term, and concurrently enters into a month-to-month contract for mobile service. We may offer certain promotions regarding mobile devices that provide billing credits applied over a specified term, contingent upon the customer maintaining service. These credits are included in the transaction price, which are allocated to the performance obligations based on their relative selling price and are recognized when earned.
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
Deferred enterprise sales commission costs are included in other current and noncurrent assets in the consolidated balance sheet and totaled $19,743 and $18,109 as of December 31, 2024 and 2023, respectively.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
The following table presents the composition of revenue:

	Years Ended December 31,
	2024	2023	2022
Residential:
Broadband	$3,645,460	$3,824,472	$3,930,667
Video	2,896,600	3,072,011	3,281,306
Telephony	277,938	300,198	332,406
Mobile	117,084	77,012	61,832
Residential revenue	6,937,082	7,273,693	7,606,211
Business services and wholesale	1,471,764	1,467,149	1,474,269
News and advertising	486,172	447,742	520,293
Other	59,399	48,480	46,886
Total revenue	$8,954,417	$9,237,064	$9,647,659
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
Programming Costs
Programming expenses related to our video service represent fees paid to programming distributors to license the programming distributed to video customers. This programming is acquired generally under multi-year distribution agreements, with rates usually based on the number of customers that receive the programming. If there are periods when an existing distribution agreement has expired and the parties have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time, we often continue to carry and pay for these services until execution of definitive replacement agreements or renewals. The amount of programming expense recorded during the interim period is based on our estimate of the ultimate contractual agreement expected to be reached, which is based on several factors, including previous contractual rates, customary rate increases and the current status of negotiations. Such estimates are adjusted as negotiations progress until new programming terms are finalized.
In addition, we receive, or may receive, incentives from programming distributors for carriage of the distributors' programming. We generally recognize these incentives as a reduction of programming costs and are recorded in "programming and other direct costs", generally over the term of the distribution agreement.
Advertising Expenses
Advertising costs are charged to expense when incurred and are reflected in "other operating expenses" in the accompanying consolidated statements of operations. Advertising costs amounted to $263,529, $253,777 and $299,590 for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Investment Securities
Investment securities are carried at fair value with realized and unrealized holding gains and losses included in the consolidated statements of operations.
Long-Lived Assets and Amortizable Intangible Assets
Property, plant and equipment, including construction materials, are carried at cost, and include all direct costs and certain indirect costs associated with the construction of cable systems, and the costs of new equipment installations. Equipment under finance leases is recorded at the present value of the total minimum lease payments. Depreciation on equipment is calculated on the straight-line basis over the estimated useful lives of the assets or, with respect to equipment under finance lease obligations and leasehold improvements, amortized over the lease term or the assets' useful lives and reported in depreciation and amortization in the consolidated statements of operations.
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and the value of indefinite-lived cable franchise rights acquired in business combinations are not amortized. Rather, such assets are tested for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the assets may be impaired.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
The assessment of recoverability may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit or the indefinite-lived cable franchise right is less than its carrying amount. These qualitative factors include macroeconomic conditions such as changes in interest rates, industry and market considerations, recent and projected financial performance of the reporting units, as well as other factors. A quantitative test is performed if we conclude that it is more likely than not that the fair value of a reporting unit or an indefinite-lived cable franchise right is less than its carrying amount or if a qualitative assessment is not performed. In 2024, we performed quantitative assessments for our goodwill and our indefinite-lived cable franchise rights recoverability tests. In 2023, we performed a quantitative assessment for our goodwill recoverability test and a qualitative assessment for our indefinite-lived cable franchise rights recoverability test. See Note 10 for a discussion of the results of our annual impairment tests.
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
When the qualitative assessment is not used, or if the qualitative assessment is not conclusive, the impairment test for our indefinite-lived cable franchise rights requires a comparison of the estimated fair value of the cable franchise rights with its carrying value. If the carrying value of the indefinite-lived cable franchise rights exceed its fair value, an impairment loss is recognized in an amount equal to that excess. Estimates and assumptions utilized in estimating the fair value of our indefinite-lived cable franchise rights could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments. Changes in assumptions could significantly affect the estimates.
Deferred Financing Costs
Deferred financing costs, which are presented as a reduction of debt, are amortized to interest expense using the effective interest method over the terms of the related debt.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
Derivative Financial Instruments
We account for derivative financial instruments as either assets or liabilities measured at fair value. We currently use derivative instruments to manage our exposure to market risks from interest rates. Through January 2023 we used derivative instruments to manage our exposure against equity price risk on shares of Comcast Corporation ("Comcast") common stock we previously owned. We do not hold or issue derivative instruments for speculative or trading purposes. Our derivative instruments are not designated as hedges, and changes in the fair values of these derivatives are recognized in the consolidated statements of operations as gain (loss) on derivative contracts or gain (loss) on interest rate swap contracts.
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
The following table provides details of Altice USA's shares of common stock outstanding:

	Shares of Common Stock Outstanding
	Class A Common Stock	Class B Common Stock

Balance at December 31, 2022	271,833,063	184,329,229
Conversion of Class B common stock to Class A common stock	104,801	(104,801)
Issuance of common shares in connection with the vesting of restricted stock units	1,357,983	—
Retirement of Class A common shares due to forfeiture	(1,522,965)	—
Treasury shares reissued	96	—
Balance at December 31, 2023	271,772,978	184,224,428
Conversion of Class B common stock to Class A common stock	413	(413)
Issuance of common shares in connection with the vesting of restricted stock units	5,224,768	—
Issuance of common shares in connection with the vesting of deferred cash awards, net of shares recorded as Treasury stock	1,982,371	—
Balance at December 31, 2024	278,980,530	184,224,015
CSC Holdings Membership Interests
As of December 31, 2024 and 2023, CSC Holdings had 100 membership units issued and outstanding, which are all indirectly owned by Altice USA.

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
During 2024, 2023 and 2022, there were no dividends paid to shareholders by Altice USA.
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
We did not have a single customer that represented 10% or more of our consolidated revenues for the years ended December 31, 2024, 2023 and 2022 or 10% or more of our consolidated net trade receivables at December 31, 2024, and 2023, respectively.
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
Reclassifications
Certain reclassifications have been made to the 2023 and 2022 amounts to conform to the 2024 presentation.
NOTE 3.    ACCOUNTING STANDARDS
Accounting Standards Adopted in 2024
ASU No. 2023-07 Segment Reporting—Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities. ASU No. 2023-07 is meant to enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and provide new

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
segment disclosure requirements for entities with a single reportable segment. We adopted ASU 2023-07 for the year ended December 31, 2024. See Note 18 for further information.
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
Recently Issued But Not Yet Adopted Accounting Pronouncements
ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires disaggregated disclosures of certain categories of expenses on an annual and interim basis. ASU 2024-03 becomes effective for annual reporting periods beginning after December 15, 2026 (January 1, 2027 for us), and interim reporting periods beginning after December 15, 2027 (January 1, 2028 for us). We are currently evaluating the impact of adopting ASU 2024-03 on our consolidated financial statements and related disclosures, but we expect the adoption will result in additional disaggregation of expense captions within our footnote disclosures.
ASU No. 2023-09 Income Taxes—Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes—Improvements to Income Tax Disclosures, which require greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. ASU No. 2023-09 is effective for us for the year ending December 31, 2025, although early adoption is permitted. We are currently evaluating the impact of adopting ASU No. 2023-09, but we expect additional disclosure disaggregation in our income tax footnote.

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
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income per share attributable to Altice USA stockholders:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Basic weighted average shares outstanding	459,888	454,723	453,244
Effect of dilution:
Stock options	—	—	—
Restricted stock	—	74	38
Restricted stock units	—	—	—
Deferred cash-denominated awards (Note 15)	—	237	—
Diluted weighted average shares outstanding	459,888	455,034	453,282

Weighted average shares excluded from diluted weighted average shares outstanding:
Anti-dilutive shares	32,488	46,084	57,961
Share-based compensation awards whose performance metrics have not been achieved	23,950	20,831	7,309
Net income (loss) per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Altice USA.
NOTE 5.    ALLOWANCE FOR CREDIT LOSSES
Activity related to our allowance for credit losses is presented below:

	Balance at Beginning of Period	Provision for Expected Credit Losses	Deductions/Write-Offs and Other Charges, Net of Recoveries	Balance at End of Period
Year Ended December 31, 2024
Allowance for credit losses	$21,915	$86,561	$(84,244)	$24,232

Year Ended December 31, 2023
Allowance for credit losses	$20,767	$84,461	$(83,313)	$21,915

Year Ended December 31, 2022
Allowance for credit losses	$27,931	$88,159	$(95,323)	$20,767

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
Our non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2024	2023	2022
Non-Cash Investing and Financing Activities:

Altice USA and CSC Holdings:
Capital expenditures accrued but unpaid	$366,709	$317,000	$496,135
Notes payable for the purchase of equipment and other assets	50,642	213,325	132,452
Right-of-use assets acquired in exchange for finance lease obligations	44,356	133,056	160,542
Payable relating to acquisition of noncontrolling interest	—	7,036	—
Contingent consideration related to acquisitions	11,474	—	—
Other non-cash investing and financing transactions	—	249	1,117
CSC Holdings:
Contributions from parent, net	5,794	8,183	7,015
Supplemental Data:
Altice USA and CSC Holdings:
Cash interest paid, net of capitalized interest of $2,720, $15,830 and $15,431, respectively	1,619,970	1,582,646	1,247,747
Income taxes paid, net	255,353	200,295	235,962
CSC Holdings:
Cash interest paid relating to a note payable to Captive (see Note 16)	1,460	—	—
NOTE 7.    RESTRUCTURING, IMPAIRMENTS AND OTHER OPERATING ITEMS
Our restructuring, impairments and other operating items are comprised of the following:

	Years Ended December 31,
	2024	2023	2022
Goodwill impairment (a)	$—	$163,055	$—
Contract termination costs (b)	41,924	—	—
Contractual payments for terminated employees	19,400	39,915	4,002
Impairment of right-of-use operating lease assets	5,558	10,554	3,821
Facility realignment costs	4,844	2,368	5,652
Transaction costs related to certain transactions not related to our operations	10,780	5,180	4,310
Litigation settlements, net of reimbursements (c)	(59,750)	—	112,500
Other	940	(6,345)	—
Restructuring, impairments and other operating items	$23,696	$214,727	$130,285

(a)In connection with our annual recoverability assessment of goodwill, we recorded an impairment charge relating to our News and Advertising reporting unit for the year ended December 31, 2023. See Note 10 for additional information.
(b)Represent costs to early terminate contracts with vendors.
(c)Includes a credit resulting from the waiver of a payment obligation in June 2024 related to a patent infringement settlement agreement reached in the fourth quarter of 2022 (of which $65,000 of the settlement was paid in 2022), and a credit resulting from the indemnification from a supplier related to this matter. Offsetting these credits was an expense, net of insurance recoveries, in connection with the settlement of other significant litigation.

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
Property, plant and equipment (including equipment under finance leases) consist of the following assets, which are depreciated or amortized on a straight-line basis over the estimated useful lives shown below:

	December 31,		Estimated Useful Lives
	2024	2023
Customer premise equipment	$2,404,889	$2,242,175	3 to 5 years
Headends and related equipment	2,475,499	2,506,665	5 to 25 years
Infrastructure	9,298,328	8,720,446	5 to 25 years
Equipment and software	1,607,236	1,436,010	3 to 10 years
Construction in progress (including materials and supplies)	328,033	360,551
Furniture and fixtures	82,150	80,585	5 to 8 years
Transportation equipment	139,627	123,193	5 to 10 years
Buildings and building improvements	592,421	574,162	10 to 40 years
Leasehold improvements	198,449	187,608	Term of lease
Land	50,014	48,804
	17,176,646	16,280,199
Less accumulated depreciation and amortization	(8,762,014)	(8,162,442)
	$8,414,632	$8,117,757
For the years ended December 31, 2024, 2023 and 2022, we capitalized certain costs aggregating $255,942, $147,267 and $138,845, respectively, related to the acquisition and development of internal use software, which are included in the table above.
Depreciation expense on property, plant and equipment (including finance leases) for the years ended December 31, 2024, 2023 and 2022 amounted to $1,326,388, $1,252,919 and $1,218,365, respectively, including losses related to the disposal of plant and equipment and accelerated depreciation.
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
Balance sheet information related to our leases is presented below:

	Balance Sheet location	December 31,
		2024	2023
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$248,013	$255,545
Right-of-use lease liability, current	Other current liabilities	45,091	47,965
Right-of-use lease liability, long-term	Right-of-use operating lease liability	255,116	264,647

Finance leases:
Right-of-use lease assets	Property, plant and equipment	232,117	326,427
Right-of-use lease liability, current	Current portion of long-term debt	77,770	123,636
Right-of-use lease liability, long-term	Long-term debt	67,592	104,720
The following provides details of our lease expense:

	Years Ended December 31,
	2024	2023
Operating lease expense, net	$59,429	$62,157
Finance lease expense:
Amortization of assets	81,289	95,449
Interest on lease liabilities	15,462	14,912
Total finance lease expense	96,751	110,361
	$156,180	$172,518
Other information related to our leases is presented below:

	As of December 31,
	2024	2023
Right-of-use assets acquired in exchange for operating lease obligations	$41,002	$60,108
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from finance leases	15,462	14,912
Operating cash flows from operating leases	69,818	63,737
Weighted Average Remaining Lease Term:
Operating leases	7.9 years	8.2 years
Finance leases	3.1 years	2.2 years
Weighted Average Discount Rate:
Operating leases	5.72%	5.70%
Finance leases	8.17%	7.78%

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

	Finance leases	Operating leases
2025	$85,492	$55,335
2026	34,967	55,731
2027	13,413	52,561
2028	12,174	42,746
2029	7,881	37,745
Thereafter	7,081	134,882
Total future minimum lease payments, undiscounted	161,008	379,000
Less: Imputed interest	(15,646)	(78,793)
Present value of future minimum lease payments	$145,362	$300,207
NOTE 10.    GOODWILL AND INTANGIBLE ASSETS
Our amortizable intangible assets primarily consist of customer relationships acquired pursuant to business combinations and represent the value of the business relationship with those customers.
The following table summarizes information relating to our acquired amortizable intangible assets:

	As of December 31, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,089,050	$(5,137,180)	$951,870	$6,073,152	$(4,824,140)	$1,249,012	1 to 18 years
Trade names	1,010,000	(1,010,000)	—	1,010,300	(1,010,300)	—	4 to 7 years
Other amortizable intangibles	51,909	(42,974)	8,935	50,495	(40,172)	10,323	1 to 15 years
	$7,150,959	$(6,190,154)	$960,805	$7,133,947	$(5,874,612)	$1,259,335
Amortization expense for the years ended December 31, 2024, 2023 and 2022 aggregated $315,843, $391,378, and $555,308, respectively.
The following table sets forth the estimated amortization expense on intangible assets for the periods presented:

Estimated amortization expense
Year Ending December 31, 2025	$270,357
Year Ending December 31, 2026	219,228
Year Ending December 31, 2027	173,589
Year Ending December 31, 2028	130,285
Year Ending December 31, 2029	87,387

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
Goodwill and the value of indefinite-lived cable franchise rights acquired in business combinations are not amortized. Rather, such assets are tested for impairment annually as of October 1, or whenever events or changes in circumstances indicate that it is more likely than not that the assets may be impaired. See Note 2 for additional information. The carrying amount of indefinite-lived cable franchise rights and goodwill is presented below:

	Indefinite-lived Cable Franchise Rights	Goodwill
Balance as of December 31, 2022	$13,216,355	$8,208,773
Adjustment related to 2022 acquisition	—	(1,002)
Goodwill impairment	—	(163,055)
Balance as of December 31, 2023	13,216,355	8,044,716
Adjustment related to the sale of certain cable assets	(5,047)	(3,499)
Balance as of December 31, 2024	$13,211,308	$8,041,217
Impairment Tests
We assess the recoverability of our goodwill annually as of October 1 ("annual impairment test date"). Based on the quantitative impairment test for our reporting units performed in 2023, the estimated fair value of our Telecommunications reporting unit exceeded its carrying value and no impairment was recorded. However, the carrying value of our News and Advertising reporting unit exceeded its fair value resulting in an impairment charge of $163,055, representing the full carrying amount of the goodwill at the annual impairment test date. Approximately $130,040 of the goodwill was recorded in connection with the acquisition of Cheddar Inc. in 2019. The decrease in the fair value of the News and Advertising reporting unit was primarily due to a decrease in projected cash flows due to the overall decline in the advertising market and an increase in the discount rate used in the discounted cash flow method. No goodwill impairment charges were recognized in 2024.
In our 2024 impairment test for our indefinite-lived cable franchise rights, the fair value (estimated using the multi-period excess earnings model) exceeded their carrying value, with no impairment recorded. Although no impairment was recognized, our fair value estimation relies on certain assumptions like revenue growth rates, long-term growth rates, and discount rates, which are subjective and involve significant judgment. Changes in these assumptions could impact the estimates. For example, if our financial performance deteriorates, or if interest rates increase, it is reasonably possible that a future impairment of our franchise assets could be material. A hypothetical 10% reduction in the fair value of our franchise rights would result in an impairment charge of approximately $1,200,000.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
NOTE 11.    DEBT
The following table provides details of our outstanding debt:

		Interest Rate at December 31, 2024	December 31, 2024		December 31, 2023
Date Issued	Maturity Date		Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
May 23, 2014 (g)			$—	$—	$750,000	$742,746
October 18, 2018	April 1, 2028	7.500%	4,118	4,115	4,118	4,114
November 27, 2018	April 1, 2028	7.500%	1,045,882	1,045,130	1,045,882	1,044,933
July 10 and October 7, 2019	January 15, 2030	5.750%	2,250,000	2,272,150	2,250,000	2,275,915
June 16 and August 17. 2020	December 1, 2030	4.625%	2,325,000	2,354,856	2,325,000	2,359,078
May 13, 2021	November 15, 2031	5.000%	500,000	498,681	500,000	498,525
			6,125,000	6,174,932	6,875,000	6,925,311
CSC Holdings Senior Guaranteed Notes:
September 23, 2016	April 15, 2027	5.500%	1,310,000	1,308,363	1,310,000	1,307,709
January 29, 2018	February 1, 2028	5.375%	1,000,000	996,853	1,000,000	995,940
January 31, 2019	February 1, 2029	6.500%	1,750,000	1,748,423	1,750,000	1,748,098
June 16, 2020	December 1, 2030	4.125%	1,100,000	1,096,940	1,100,000	1,096,499
August 17, 2020	February 15, 2031	3.375%	1,000,000	997,864	1,000,000	997,556
May 13, 2021	November 15, 2031	4.500%	1,500,000	1,496,075	1,500,000	1,495,598
April 25, 2023	May 15, 2028	11.250%	1,000,000	995,174	1,000,000	994,072
January 25, 2024	January 31, 2029	11.750%	2,050,000	2,033,786	—	—
			10,710,000	10,673,478	8,660,000	8,635,472
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility (b)	July 13, 2027	6.747%	1,700,000	1,697,559	825,000	821,632
Term Loan B (f)			—	—	1,520,483	1,518,530
Incremental Term Loan B-3 (f)			—	—	521,744	520,988
Incremental Term Loan B-5 (c)	April 15, 2027	7.174%	2,857,500	2,849,460	2,887,500	2,876,131
Incremental Term Loan B-6 (d)	January 15, 2028	8.897%	1,966,908	1,936,863	1,986,928	1,948,503
			6,524,408	6,483,882	7,741,655	7,685,784
Lightpath Senior Notes:
September 29, 2020	September 15, 2028	5.625%	415,000	410,249	415,000	409,136
Lightpath Senior Secured Notes:
September 29, 2020	September 15, 2027	3.875%	450,000	445,836	450,000	444,410
Lightpath Term Loan (e)	November 30, 2027	7.762%	676,000	673,107	582,000	571,898
Lightpath Revolving Credit Facility			—	—	—	—
			1,541,000	1,529,192	1,447,000	1,425,444
Finance lease obligations (see Note 9)			145,362	145,362	228,356	228,356
Notes payable and supply chain financing (h)			50,642	50,642	174,594	174,594
			25,096,412	25,057,488	25,126,605	25,074,961
Less: current portion of credit facility debt			(57,061)	(57,061)	(61,177)	(61,177)
Less: current portion of finance lease obligations			(77,770)	(77,770)	(123,636)	(123,636)
Less: current portion of notes payable and supply chain financing			(50,642)	(50,642)	(174,594)	(174,594)
			(185,473)	(185,473)	(359,407)	(359,407)
Long-term debt			$24,910,939	$24,872,015	$24,767,198	$24,715,554

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

(a)The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums.
(b)At December 31, 2024, $163,738 of the CSC Revolving Credit Facility was restricted for certain letters of credit issued on our behalf and $611,262 of the $2,475,000 facility was undrawn and available, subject to covenant limitations. The CSC Revolving Credit Facility bears interest at a rate of Secured Overnight Financing Rate ("SOFR") (plus a credit adjustment spread of 0.10%) plus 2.25% per annum.
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
(e)Pursuant to the loan agreement, interest will be calculated for any (i) SOFR loan, at a rate per annum equal to the Term SOFR (plus spread adjustments of 0.11448%, 0.26161% and 0.42826% for interest periods of one, three and six months, respectively) or (ii) the alternate base rate loan, at the alternative base rate as applicable, plus the applicable margin in each case, where the applicable margin is 2.25% per annum with respect to any alternate base rate loan and 3.25% per annum with respect to any SOFR loan (see Note 20).
(f)The Term Loan B and Incremental Term Loan B-3 were repaid with proceeds from the issuance of senior guaranteed notes in January 2024. See discussion below.
(g)The 5.250% senior notes were redeemed in February 2024 with proceeds from drawings under the CSC Holdings Revolving Credit Facility. See discussion below.
(h)Excludes the amount of the note payable to Captive at CSC Holdings as it is eliminated in the Altice USA consolidated financial statements (see Note 16).
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
CSC Holdings Credit Facilities
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which, as amended, currently provides for U.S. dollar term loans (the "CSC Term Loans") and U.S. dollar revolving loan commitments (the "CSC Revolving Credit Facility" and, together with the CSC Term Loans, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement"). Amounts outstanding under the CSC Holdings Credit Facilities bear interest, at our election, at Term SOFR, Synthetic USD LIBOR, or at an alternate base rate, as defined therein, plus an applicable margin.
During the year ended December 31, 2024, CSC Holdings borrowed $2,025,000 under its revolving credit facility and repaid $1,150,000 of amounts outstanding under the revolving credit facility.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
The obligations under the CSC Credit Facilities are guaranteed on a senior basis by each restricted subsidiary of CSC Holdings (other than CSC TKR, LLC and its subsidiaries, Lightpath, and certain excluded subsidiaries) and, subject to certain limitations, will be guaranteed by each future material wholly-owned restricted subsidiary of CSC Holdings. The obligations under the CSC Credit Facilities (including any guarantees thereof) are secured on a first priority basis, subject to any liens permitted by the CSC Credit Facilities, by capital stock held by CSC Holdings or any guarantor in certain subsidiaries of CSC Holdings, subject to certain exclusions and limitations.
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
In April 2023, CSC Holdings issued $1,000,000 in aggregate principal amount of senior guaranteed notes that bear interest at a rate of 11.250% and mature on May 15, 2028. We used the proceeds to repay outstanding borrowings drawn under the Revolving Credit Facility.
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
Lightpath Credit Facility
On September 29, 2020, Lightpath entered into a credit agreement between, inter alios, certain lenders party thereto and Goldman Sachs Bank USA, as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent, (the "Lightpath Credit Agreement") which initially provided for, among other things, (i) a term loan in an

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
aggregate principal amount of $600,000 (the “Lightpath Term Loan Facility”) at a price of 99.50% of the aggregate principal amount, which was drawn on November 30, 2020, and (ii) revolving loan commitments in an aggregate principal amount of $100,000 (the “Lightpath Revolving Credit Facility").
During the year ended December 31, 2024, Lightpath borrowed and repaid $40,000 under its revolving credit facility. As of December 31, 2024 and 2023, there were no borrowings outstanding under the Lightpath Revolving Credit Facility.
In June 2023, Lightpath entered into an amendment (the "First Amendment") under its existing credit agreement to replace LIBOR-based benchmark rates with SOFR-based benchmark rates. The First Amendment provides for interest on borrowings under its term loan and revolving credit facility to be calculated for any (i) SOFR loan, at a rate per annum equal to the Term SOFR (plus spread adjustments of 0.11448%, 0.26161% and 0.42826% for interest periods of one, three and six months, respectively) or (ii) the alternate base rate loan, at the alternative base rate as applicable, plus the applicable margin in each case, where the applicable margin is 2.25% per annum with respect to any alternate base rate loan and 3.25% per annum with respect to any SOFR loan.
In February 2024, Lightpath entered into an extension amendment (the "Extension Amendment") to its amended credit agreement that provides for, among other things, (a) an extension of the scheduled maturity date with respect to the 2027 Revolving Credit Commitments (as defined in the Extension Amendment) under the credit agreement to the date (the "New Maturity Date") that is the later of (x) November 30, 2025 and (y) the earlier of (i) June 15, 2027 and (ii) the date that is five business days after any Extension Breach Date (as defined in the Amended Credit Agreement) and (b) incremental revolving credit commitments in an aggregate principal amount of $15,000 which shall be of the same class and type as the 2027 Revolving Credit Commitments and will, for the avoidance of doubt, mature on the New Maturity Date. After giving effect to the Extension Amendment, the aggregate principal amount of revolving loan commitments available under the Lightpath Credit Agreement, as amended, equaled $115,000.
After giving effect to the Extension Amendment, the aggregate principal amount of 2027 Revolving Credit Commitments equaled $95,000 and the aggregate principal amount of 2025 Revolving Credit Commitments (as defined in the Extension Amendment) equaled $20,000. Interest will be calculated at a rate per annum equal to the adjusted Term SOFR rate or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 2.25% per annum and (ii) with respect to any Term SOFR loan, 3.25% per annum.
In November 2024, Lightpath entered into an incremental amendment (the "Incremental Amendment") to its amended credit agreement to incur an additional $100,000 of term loan under the Lightpath Term Loan Facility (the "Incremental Term Loans"), at a net price of 99.27%, which increased the aggregate principal amount of term loan outstanding under the Lightpath Term Loan Facility to $676,000 as of December 31, 2024. A portion of the net proceeds from the Incremental Term Loans were used to fund an acquisition of a fiber network and the balance was used for general corporate purposes. We are required to make scheduled quarterly payments of $1,760 pursuant to the Lightpath Term Loan Facility.
Debt issued by Lightpath is subject to certain restrictive covenants. Lightpath is subject to incurrence based covenants, which do not require ongoing compliance with financial ratios, but place certain limitations on the Lightpath's ability to, among other things, incur or guarantee additional debt (including to finance new acquisitions), create liens, pay dividends and other distributions or prepay subordinated indebtedness, make investments, sell assets, engage in affiliate transactions or engage in mergers or consolidations. Additionally, if borrowings under the Lightpath Revolving Credit Facility exceed a certain threshold, Lightpath and its subsidiaries are also subject to a springing financial maintenance covenant in the Lightpath Credit Agreement requiring ongoing compliance with a net senior secured leverage ratio of no greater than 7.30:1. These covenants are subject to several important exceptions and qualifications.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
Debt Compliance
As of December 31, 2024, CSC Holdings and Lightpath were in compliance with applicable financial covenants under their respective credit facilities and with applicable financial covenants under each respective indenture by which the senior guaranteed notes, senior secured notes and senior notes were issued.
Gain (Loss) on Extinguishment of Debt and the Write-off of Deferred Financing Costs
The following table provides a summary of the gain (loss) on extinguishment of debt and the write-off of deferred financing costs recorded:

	For the Year Ended December 31,
	2024	2023	2022
Settlement of collateralized debt (see Note 12)	$—	$4,393	$—
Incremental borrowing under the Lightpath Term Loan Facility	(5,866)	—	—
Repayment of CSC Holdings Term Loan B and Incremental Term Loan B-3	(2,598)	—	—
Redemption of 5.250% Senior Notes and 5.250% Series B Senior Notes due June 2024	(4,437)	—	—
Refinancing of CSC Holdings Term Loan B and Incremental Term Loan B-3	—	—	(575)
	$(12,901)	$4,393	$(575)

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
The following is a rollforward of the outstanding balances relating to our supply chain financing arrangement:

Balance as of December 31, 2022	$123,880
Invoices financed	213,325
Repayments	(162,751)
Balance as of December 31, 2023	174,454
Invoices financed	50,642
Repayments	(174,454)
Balance as of December 31, 2024	$50,642
Summary of Debt Maturities
The future principal payments under our various debt obligations outstanding as of December 31, 2024, including supply chain financing, but excluding finance lease obligations (see Note 9), are as follows:

Years Ending December 31,
2025	$107,703
2026	57,061
2027	6,939,436
2028 (a)	5,371,850
2029	3,800,000
Thereafter	8,675,000

(a)Includes $1,906,850 principal amount related to CSC Holdings' Incremental Term Loan B-6 that is due on the earlier of (i) January 15, 2028 and (ii) April 15, 2027 if, as of such date, any Incremental Term Loan B-5 borrowings are still outstanding, unless the Incremental Term Loan B-5 maturity date has been extended to a date falling after January 15, 2028.

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
As of December 31, 2024 and 2023, we did not hold and have not issued equity derivative instruments for trading or speculative purposes.
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
In September 2024, we terminated all our CSC Holdings interest rate swap agreements with an aggregate notional value of $3,000,000. These contracts were due to mature in January 2025 and December 2026. In connection with these early terminations, we received cash of $43,182 presented in operating activities in our consolidated statements of cash flows and incurred a loss of $52,943 which is included in the net gain on interest rate swap contracts reflected in our consolidated statements of operations.
In November 2024, Lightpath entered into an interest rate swap contract on a notional amount of $95,000, whereby Lightpath pays interest of 3.979% and it receives interest based on one-month SOFR through December 2026.
The following represents the location of the assets associated with our derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at December 31,
		2024	2023

Asset Derivatives:
Interest rate swap contracts	Other assets, long-term	$8,466	$112,914
The following table presents certain consolidated statement of operations data related to our derivative contracts and the underlying Comcast common stock:

	Years Ended December 31,
	2024	2023	2022
Gain (loss) on derivative contracts related to change in the value of equity derivative contracts related to Comcast common stock	$—	$(166,489)	$425,815
Change in fair value of Comcast common stock included in gain (loss) on investments	—	192,010	(659,792)
Gain on interest rate swap contracts, net	18,632	32,664	271,788
Interest Rate Swap Contracts
The following is a summary of the terms of our interest rate swap contracts outstanding at December 31, 2024:

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Maturity Date	Notional Amount	Company Pays	Company Receives

Lightpath:
December 2026	$300,000	Fixed rate of 2.11%	One-month SOFR
December 2026	180,000	Fixed rate of 3.523%	One-month SOFR
December 2026	95,000	Fixed rate of 3.979%	One-month SOFR
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
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis and their classification under the fair value hierarchy:

	Fair Value Hierarchy	December 31,
		2024	2023
Assets:
Money market funds (a)	Level I	$158,648	$49,541
Interest rate swap contracts	Level II	8,466	112,914
Liabilities:
Contingent consideration related to acquisitions	Level III	6,974	2,037

(a)Money market funds at CSC Holdings amounted to $151,205 and $49,541 as of December 31, 2024 and 2023, respectively.
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
The fair value of the contingent consideration as of December 31, 2024 and 2023 related to certain acquisitions was determined using a probability assessment of the contingent payment for the respective periods.
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate:
Credit Facility Debt, Senior Notes, Senior Guaranteed Notes, Senior Secured Notes, Notes Payable, and Supply Chain Financing
The fair values of each of our debt instruments are based on quoted market prices of these instruments. The carrying value of outstanding amounts related to supply chain financing agreements approximates the fair value due to their

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
short-term maturity (less than one year). The carrying value of outstanding amounts related to notes payable as of December 31, 2023 approximated fair value due to their short-term maturity (also less than one year).
The carrying values, estimated fair values, and classification under the fair value hierarchy of our financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized below:

		December 31, 2024		December 31, 2023
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

Credit facility debt	Level II	$7,156,989	$7,200,408	$8,257,682	$8,323,654
Senior guaranteed and senior secured notes	Level II	11,119,314	9,503,825	9,079,882	7,784,288
Senior notes	Level II	6,585,181	3,825,788	7,334,447	4,932,931
Notes payable and supply chain financing (b)	Level II	50,642	50,642	174,594	174,594
		$24,912,126	$20,580,663	$24,846,605	$21,215,467

(a)Amounts are net of unamortized deferred financing costs and discounts/premiums.
(b)Excludes the amount of the note payable to Captive at CSC Holdings as it is eliminated in the Altice USA consolidated financial statements (see Note 16).
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
Income tax expense for the years ended December 31, 2024, 2023 and 2022 consist of the following components:

	Altice USA			CSC Holdings
	Years Ended December 31,			Years Ended December 31,
	2024	2023	2022	2024	2023	2022
Current expense (benefit):
Federal	$312,330	$227,189	$133,329	$311,628	$227,189	$133,329
State	6,626	54,130	81,076	6,626	62,312	88,068
Foreign	—	105	128	—	105	128
	318,956	281,424	214,533	318,254	289,606	221,525
Deferred expense (benefit):
Federal	(321,244)	(210,378)	(43,797)	(321,245)	(210,378)	(43,797)
State	(74,872)	(16,547)	80,356	(78,370)	(21,680)	69,676
Foreign	64	10	(174)	64	10	(174)
	(396,052)	(226,915)	36,385	(399,551)	(232,048)	25,705
	(77,096)	54,509	250,918	(81,297)	57,558	247,230
Tax expense (benefit) relating to uncertain tax positions	73,025	(14,981)	44,922	73,025	(14,981)	44,922
Income tax expense (benefit)	$(4,071)	$39,528	$295,840	$(8,272)	$42,577	$292,152

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
The income tax expense (benefit) attributable to operations differs from the amount derived by applying the statutory federal rate to pretax income (loss) principally due to the effect of the following items:

	Altice USA			CSC Holdings
	Years Ended December 31,			Years Ended December 31,
	2024	2023	2022	2024	2023	2022
Federal tax expense (benefit) at statutory rate	$(17,293)	$24,899	$108,513	$(17,995)	$24,899	$108,513
State income taxes, net of federal impact	(66,814)	6,436	26,527	(72,536)	9,842	28,768
Minority interest	(5,662)	(5,494)	(5,914)	(5,662)	(5,494)	(5,914)
Changes in the valuation allowance	5,598	13,847	20,176	7,821	14,099	15,494
Change in New York state rate to measure deferred taxes, net of federal impact	—	—	112,117	—	—	112,117
Other changes in the state rates used to measure deferred taxes, net of federal impact	(5,350)	23,909	(9,603)	(5,350)	23,300	(10,849)
Tax expense (benefit) relating to uncertain tax positions	63,941	(14,311)	36,281	63,941	(14,311)	36,281
Tax credits	(3,987)	(4,201)	(3,544)	(3,987)	(4,201)	(3,544)
Excess tax deficiencies related to share-based compensation including non-deductible carried unit plans	12,353	11,696	10,321	12,353	11,696	10,321
Non-deductible officers compensation	3,027	3,934	4,916	3,027	3,934	4,916
Foreign losses of disregarded entities	(8,361)	(6,097)	(6,352)	(8,361)	(6,097)	(6,352)
Business dispositions	—	(46,591)	—	—	(46,591)	—
Goodwill impairment and other permanent differences	16,887	34,241	—	16,887	34,241	—
Other, net	1,590	(2,740)	2,402	1,590	(2,740)	2,401
Income tax expense (benefit)	$(4,071)	$39,528	$295,840	$(8,272)	$42,577	$292,152
We have decided to exit the commitment we made in May 2021 of investing $600,000 in capital gains generated from the 49.99% sale of Lightpath in 2020, into Qualified Opportunity Zones (“QOZ”) over the next 5 years, which allowed for tax deferral recognition until 2026. The tax expense impact of this exit is approximately $1,269 for the year ended December 31, 2024.
Also during 2024, we increased our unrecognized tax benefit (“UTB”) reserve liability for tax years 2023 and 2024 relating to the qualified emerging technology company (“QETC”) position taken in 2022 described below, as well as for the state impact on the QOZ exit discussed above.
Due to the sale of our Cheddar News business in December 2023 to an unrelated third party, we recognized a capital loss resulting in an income tax benefit for the year ended December 31, 2023. In addition, our income tax expense for the year ended December 31, 2023 was impacted by the non-deductibility of the impairment of goodwill related to our News and Advertising business (see Note 10).
In December 2022, the New York State Division of Tax Appeals, via an Administrative Law Judge determination, published a decision in Charter Communications, Inc. versus New York State, which concluded that each corporation in a combined reporting group would have to separately qualify as a QETC to use the preferential QETC tax rate. As we had been historically using the QETC rate at the combined reporting group level, we recorded a cumulative income tax expense of $157,300 that included both a revaluation of state deferred taxes and an increase to our uncertain tax positions reserve for tax years 2017 through 2022 based on this published decision.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance are as follows:

	Altice USA		CSC Holdings
	December 31,		December 31,
	2024	2023	2024	2023
Noncurrent
NOLs, capital loss, and tax credit carry forwards (a)	$129,444	$130,134	$109,103	$104,071
Compensation and benefit plans	61,486	90,853	61,486	90,853
Restructuring liability	2,349	7,220	2,349	7,220
Other liabilities	21,482	50,440	21,482	50,440
Research and experimental expenditures	40,872	33,427	40,872	33,427
Interest deferred for tax purposes	781,826	536,284	781,826	536,284
Investments	1,516	1,519	1,516	1,519
Operating lease liability	74,773	79,263	74,773	79,263
Deferred tax assets	1,113,748	929,140	1,093,407	903,077
Less: Valuation allowance	(93,005)	(87,407)	(72,664)	(64,844)
Net deferred tax assets, noncurrent	1,020,743	841,733	1,020,743	838,233

Deferred tax liabilities:
Fixed assets and intangibles	(5,208,559)	(5,250,112)	(5,208,559)	(5,250,112)
Operating lease asset	(61,014)	(64,163)	(61,014)	(64,163)
Partnership investments	(185,473)	(173,198)	(185,473)	(173,198)
Prepaid expenses	(11,513)	(14,630)	(11,513)	(14,630)
Derivative contracts	(9,745)	(40,357)	(9,745)	(40,357)
Fair value adjustments related to debt and deferred financing costs	—	(1,751)	—	(1,751)
Opportunity Zone tax deferral	—	(145,655)	—	(145,655)
Deferred tax liability, noncurrent	(5,476,304)	(5,689,866)	(5,476,304)	(5,689,866)
Total net deferred tax liabilities	$(4,455,561)	$(4,848,133)	$(4,455,561)	$(4,851,633)

(a)Includes deferred tax assets of $279 and $326 as of December 31, 2024 and 2023, respectively, that relate to the net operating losses of foreign subsidiaries which are presented under Other assets on the consolidated balance sheets.
Due to the exit of the QOZ commitment in 2024 discussed above, taxes payable (recorded in other current liabilities) and the UTB reserve increased by $93,624 and $12,920, respectively, while the deferred tax liability decreased by $105,278, on our consolidated balance sheet at December 31, 2024.
In the fourth quarter of 2024, we carried back the net capital loss of $98,207 due to the sale of the Cheddar News business in December 2023 against the taxable capital gain generated in connection with the 49.99% sale of Lightpath in 2020.
Deferred tax assets have resulted primarily from our future deductible temporary differences and NOLs. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, management takes into account various factors, including the expected level of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences. If such estimates and related assumptions change in the future, we may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in our consolidated statements of operations. Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. Due to the significant deferred tax liabilities associated with our fixed assets and intangibles, primarily due to the change in the 2017 TCJA, allowing 100% bonus depreciation on most fixed assets (this percentage decreased to 60% for 2024), as well as the continued

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
taxable income adjustments associated with the deferred tax liabilities established under purchase accounting pursuant to the Cablevision and Cequel acquisitions in 2016, the future taxable income that will result from the reversal of existing taxable temporary differences for which deferred tax liabilities are recognized is sufficient to conclude it is more likely than not that we will realize all of its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded which relate to certain state NOLs and the foreign NOLs in i24NEWS.
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
The following is the activity relating to our UTB reserve liability:

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of year	$53,010	$70,593	$25,296
Increases (decreases) from prior period positions	46,762	(18,714)	871
Increases from current period positions	15,117	1,131	44,426
Decreases relating to settlements with tax authorities	(524)	—	—
Balance at end of year	$114,365	$53,010	$70,593
Interest and penalties related to UTBs are included in our provision for income taxes. We recognized a net expense for interest and penalties of $17,862, $1,475, and $9,683 during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024 and 2023, accrued interest and penalties associated with UTBs were $36,126 and $18,264, respectively. The increase in interest and penalties for the year ended December 31, 2024 was primarily due to the interest accruals on our QETC and Investment Tax Credits positions. The increase in interest and penalties for the year ended December 31, 2023 was primarily due to an interest accrual on our QETC reserve position (see discussion above). We are not expecting a material change in this reserve due to expiring statutes, audit activity, or tax payments in the next twelve months. If we were to prevail on all uncertain positions, the net effect would result in an income tax benefit of $87,465.
Altice USA and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. The most significant jurisdictions in which we are required to file state and local income tax returns include the states of New York, New Jersey, Connecticut, and the City of New York. We are currently under audit by the Internal Revenue Service for tax years 2020 and 2021 and multiple states for various open tax years 2015 and forward. The amount of the liability for unrecognized tax benefits may change in the next twelve months due to the settlement, expiration of the statute of limitations, or change in factual circumstances regarding tax positions taken. Management does not believe that this change nor the resolution of the ongoing income tax examinations will have a material adverse impact on our financial position.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
NOTE 15.    SHARE-BASED COMPENSATION
The following table presents share-based compensation expense (benefit) and unrecognized compensation cost:

	Share-Based Compensation			Unrecognized Compensation Cost as of December 31, 2024

	2024	2023	2022
Awards issued pursuant to LTIP:
Stock option awards (a)	$997	$(3,850)	$86,307	$2,035
Performance stock units (a)	(2,053)	(12,757)	10,220	2,636
Restricted share units	47,222	33,809	63,458	41,870
Cash denominated performance awards	16,426	7,674	—	64,656
Other	4,570	23,050	—	611
	$67,162	$47,926	$159,985	$111,808

(a)The benefit for the year ended December 31, 2024 reflects credits due to forfeitures. The benefit for the year ended December 31, 2023 includes credits due to the modification of awards to certain former executive officers and other forfeitures.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
The following table summarizes activity related to stock options granted to our employees:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
	Time Vesting			Aggregate Intrinsic Value (a)
Balance at December 31, 2021	50,998,816	$22.51	8.29	$6,801
Granted	7,888,472	9.30
Forfeited and Cancelled	(7,811,613)	23.84
Balance at December 31, 2022	51,075,675	$20.27	7.73	$184
Granted	640	4.69
Forfeited	(3,525,176)	21.94
Exchanged and Cancelled (b)	(24,015,508)	20.72
Balance at December 31, 2023	23,535,631	$19.55	5.98	$—
Forfeited and Cancelled	(6,293,905)	22.69
Balance at December 31, 2024	17,241,726	$18.40	5.72	$—
Options exercisable at December 31, 2024	15,406,617	$19.89	5.47	$—

(a)The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of Altice USA's Class A common stock at the respective date.
(b)Options exchanged and cancelled in connection with our stock option exchange program discussed below.
As of December 31, 2024, the total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately 1.77 years.
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
The weighted-average fair values of stock option awards granted during the years ended December 31, 2023 and 2022 were $2.42 and $3.76, respectively. The following weighted-average assumptions were used to calculate these fair values:

	Years Ended December 31,
	2023	2022
Risk-free interest rate	3.53%	3.42%
Expected life (in years)	5.71	6.24
Dividend yield	—%	—%
Volatility	50.10%	41.79%
In January 2023, we commenced a stock option exchange program (the "Exchange Offer") pursuant to which eligible employees were provided the opportunity to exchange eligible stock options for a number of restricted stock units (“RSU”) and deferred cash-denominated awards (“DCA”) at the exchange ratio of one RSU and $10 of DCAs for every seven eligible options tendered. In connection with the Exchange Offer, we canceled 24,015,508 options and granted 3,430,433 restricted stock units and $34,309 of DCAs awards. The exchange of these options was accounted for as a modification of share-based compensation awards. Accordingly, we will recognize the unamortized compensation cost related to the cancelled options of approximately $33,475, as well as the incremental compensation cost associated with the replacement awards of $34,000 over their two year vesting term.

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
The following table summarizes activity related to PSUs granted to our employees:

Number of Units
Balance at December 31, 2021	6,361,894
Forfeited	(1,182,535)
Balance at December 31, 2022	5,179,359
Forfeited	(1,411,606)
Balance at December 31, 2023	3,767,753
Forfeited	(1,044,201)
Balance at December 31, 2024	2,723,552
The PSUs have a weighted average grant date fair value of $6.00 per unit as of December 31, 2024. The total unrecognized compensation cost related to outstanding PSUs is expected to be recognized over a weighted-average period of approximately 1.1 years.
Restricted Share Units
We granted restricted stock units ("RSUs") to certain employees pursuant to the 2017 LTIP. These awards vest either over three years in 33-1/3% annual increments or 4 years, where 50% vest on the second anniversary, 25% on the third anniversary and 25% on the fourth anniversary of the date of grant.
The following table summarizes activity related to RSUs granted to our employees:

	Number of Units	Weighted Average Grant Price
Balance at December 31, 2021	6,617,837	$16.23
Granted	3,597,775	8.00
Vested	(2,141,449)	15.99
Forfeited	(578,775)	15.48
Balance at December 31, 2022	7,495,388	$12.41
Granted (including 3,430,433 in connection with Exchange Offer)	19,975,943	4.15
Vested	(1,913,348)	10.20
Forfeited	(3,064,095)	9.80
Balance at December 31, 2023	22,493,888	$4.93
Granted	21,314,660	2.51
Vested	(8,427,473)	5.81
Forfeited	(5,234,572)	3.87
Balance at December 31, 2024	30,146,503	$3.12

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
Cash Denominated Performance Awards
The following table summarizes activity related to cash denominated performance awards granted to our employees:

Number of Units
Balance at December 31, 2022	—
Granted	52,017,500
Forfeited	(3,525,000)
Balance at December 31, 2023	48,492,500
Granted	56,142,500
Forfeited	(12,288,750)
Balance at December 31, 2024	92,346,250
The cash denominated performance awards cliff vest in three years. The payout of these awards can range from 0% to 200% of the target value based on our achievement of certain revenue and Adjusted EBITDA targets during a three year performance period. These awards will be settled in shares of our Class A common stock, or cash, at our option.
Lightpath Plan Awards
Lightpath Management Incentive Aggregator LLC ("LMIA") has a Management Incentive Plan (the "Lightpath Plan") for the benefit of employees of Lightpath. The Lightpath Plan issues equity interests in LMIA which holds an equivalent number of equity interests in Lightpath Holdings LLC, the parent of Lightpath. These equity interests allow employees to participate in the long-term growth of Lightpath. The Lightpath Plan provides for an aggregate of 650,000 Class A-1 management incentive units and 350,000 Class A-2 management incentive units for issuance.
As of December 31, 2024, 577,334 Class A-1 management incentive units and 280,905 Class A-2 management incentive units ("Award Units") granted to certain employees of Lightpath were outstanding. Vested units will be redeemed upon a partial exit, a change in control or the completion of an initial public offering, as defined in the Lightpath Holdings LLC agreement. The grant date fair value of the Award Units outstanding aggregated $31,504 and will be expensed in the period in which a partial exit or a liquidity event is consummated.
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
The following table summarizes the revenue and expenses related to services provided to or received from affiliates and related parties:

	Years Ended December 31,
	2024	2023	2022
Revenue	$459	$1,471	$2,368
Operating expenses:
Programming and other direct costs	$(11,645)	$(13,794)	$(14,321)
Other operating expenses, net	(45,708)	(57,063)	(12,210)
Operating expenses, net	(57,353)	(70,857)	(26,531)
Other credits	—	—	48
Net charges	$(56,894)	$(69,386)	$(24,115)
Capital Expenditures	$89,946	$122,384	$91,382

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
Other operating expenses, net
Other operating expenses primarily include charges for services provided by certain subsidiaries of Altice Europe and other related parties, including costs for customer care services in 2024 and 2023.
Capital Expenditures
Capital expenditures primarily include costs for equipment purchased and software development services provided by subsidiaries of Altice Europe.
Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	December 31,
	2024	2023
Due from:
Altice Europe	$44	$137
Other affiliates and related parties	270	270
	$314	$407

Due to Altice Europe	$26,944	$71,523
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

	Years Ended December 31,
	2024	2023	2022
Cash distribution payments to Altice USA, net	$(8,399)	$(1,793)	$(170)
Non-cash equity contributions from Altice USA, net	5,794	8,183	7,015
In September 2024, CSC Holdings transferred to the Captive certain workers' compensation, general and automobile liability liabilities with a discounted carrying value of $86,601. Contemporaneously, CSC Holdings made an insurance premium payment of $102,405 to the Captive in respect of such liabilities and borrowed $92,500 from the Captive pursuant to a demand promissory note ($90,500 outstanding as of December 31, 2024). Interest on the note payable accrues at 6% and amounted to $1,459 through December 31, 2024. As of December 31, 2024, CSC Holdings had a receivable from the Captive of $591.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
NOTE 17.    COMMITMENTS AND CONTINGENCIES
Commitments
Future cash payments and commitments required under arrangements pursuant to contracts entered into by us in the normal course of business as of December 31, 2024, are as follows:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years
Off balance sheet arrangements:
Purchase obligations (a)	$4,623,621	$2,302,722	$2,213,188	$102,067	$5,644
Guarantees (b)	70,756	70,751	—	5	—
Letters of credit (c)	163,737	125	950	1,605	161,057
Total	$4,858,114	$2,373,598	$2,214,138	$103,677	$166,701

(a)Purchase obligations primarily include contractual commitments with various programming vendors to provide video services to customers and minimum purchase obligations to purchase goods or services, including contracts to acquire handsets and other equipment. Future fees payable under contracts with programming vendors are based on numerous factors, including the number of customers receiving the programming. Amounts reflected above related to programming agreements are based on the number of customers receiving the programming as of December 31, 2024, multiplied by the per customer rates or the stated annual fee, as applicable, contained in the executed agreements in effect as of December 31, 2024.
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
The table above does not include obligations for rent related to utility poles used in our operations. Our pole rental agreements are for varying terms, and management anticipates renewals as they expire. Rent expense incurred for pole rental attachments for the years ended December 31, 2024, 2023 and 2022 was $41,704, $40,868, and $40,277, respectively.
Legal Matters
On December 7, 2023, Warner Records Inc., Sony Music Publishing (US) LLC and a number of other purported copyright holders (collectively, the “Warner Plaintiffs”) filed a complaint in the U.S. District Court for the Eastern District of Texas (the “Warner Matter”), alleging that certain of our Internet subscribers directly infringed over 10,700 of the Warner Plaintiffs’ copyrighted works. The Warner Plaintiffs seek to hold us liable for claims of contributory infringement of copyright and vicarious copyright infringement. The Warner Plaintiffs also claim that our alleged secondary infringement was willful and seek substantial statutory damages. The parties currently are conducting fact discovery with summary judgment motions due in June 2025 and trial set for September 2025.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
On September 10, 2024, United States Technologies Communication Corp. d/b/a Netceed filed suit in the New York Supreme Court, New York County. Plaintiff asserts claims for declaratory judgment, breach of contract, and breach of the implied covenant of good faith and fair dealing for alleged violations of the parties’ services and sales agreements, and seeks compensatory damages, as set forth in the complaint. We deny the claims and intend to vigorously defend the lawsuit. On November 21, 2024, we filed a motion to dismiss in part plaintiff’s complaint. That motion remains pending. Although the outcome of this matter cannot be predicted and the impact of the final resolution on our results of operations in a subsequent reporting period is not known, management does not believe that the resolution of the matter will have a material adverse effect on our operations or financial position or our ability to meet our financial obligations as they become due.
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
NOTE 18.    SEGMENT REPORTING
We principally deliver broadband, video, telephony and mobile services to residential and business customers, as well as proprietary content and advertising services in the United States. Our connectivity services are provided through a converged fixed and mobile network and key operating activities and resource allocation decisions are managed centrally. Our chief executive officer is the chief operating decision maker ("CODM"). Our CODM assesses performance and decides how to allocate resources based on our consolidated statements of operations. Our CODM manages the business on a consolidated basis such that we have a single operating segment. The Company’s segment performance measure is consolidated net income (loss).
The following table presents significant expenses that are not separately presented on the statements of operations that are reviewed by the CODM.

	Years Ended December 31,
	2024	2023	2022
Programming costs	$2,251,316	$2,456,158	$2,627,416
Other direct costs (a)	645,254	573,684	578,222
Programming and other direct costs	$2,896,570	$3,029,842	$3,205,638

Sales and marketing	$651,005	$618,068	$678,979
Network services	555,385	593,492	558,381
Other (b)	1,505,438	1,434,698	1,498,109
Other operating expenses (c)	$2,711,828	$2,646,258	$2,735,469

(a)Other direct costs include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate. Additionally, these costs include the cost of media for advertising spots sold, the cost of mobile devices sold to our customers and direct costs of providing mobile services.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
(b)Other operating expenses include costs related to our call center operations that handle customer inquiries and billing and collection activities, costs related to our information technology systems, costs related to our news and advertising business, as well as our Lightpath business, and various other operating costs such as share-based compensation, corporate overhead and facilities.
(c)Other operating expenses for CSC Holdings for the year ended December 31, 2024 amounted to $2,713,642 and include additional costs of $1,814 that were eliminated at Altice USA.
The measure of segment assets is reported on the balance sheet as total consolidated assets.
NOTE 19.    SUPPLEMENTAL INFORMATION
For financing purposes, CSC Holdings is structured as a Restricted Group and an unrestricted group, which includes certain designated subsidiaries and investments (the "Unrestricted Group"). The Restricted Group is comprised of CSC Holdings and substantially all of its wholly-owned operating subsidiaries. These Restricted Group subsidiaries are subject to the covenants and restrictions of the CSC Holdings’ credit facility and indentures governing the notes issued by CSC Holdings.
Presented below is financial information that reflects the financial condition and results of operations of CSC Holdings and its Restricted Subsidiaries separate from the financial condition and results of operations of CSC Holdings' Unrestricted Subsidiaries as of December 31, 2024 and 2023, and for the years ended December 31, 2024 and 2023. The financial information may not necessarily be indicative of the financial condition and results of operations had the Unrestricted Subsidiaries operated as independent entities.

	As of December 31, 2024
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
ASSETS
Current assets	$571,347	$220,114	$(69,880)	$721,581
Long term assets	29,427,911	1,571,413	(14,494)	30,984,830
Total assets	$29,999,258	$1,791,527	$(84,374)	$31,706,411

LIABILITIES AND MEMBER'S DEFICIENCY
Current liabilities	$2,207,017	$193,377	$(73,017)	$2,327,377
Long-term debt	23,344,590	1,527,425	—	24,872,015
Long-term liabilities	4,789,839	187,159	(10,359)	4,966,639
Total liabilities	30,341,446	1,907,961	(83,376)	32,166,031

Total member's deficiency	(342,188)	(129,757)	(78)	(472,023)
Noncontrolling interests	—	13,323	(920)	12,403
Total deficiency	(342,188)	(116,434)	(998)	(459,620)
Total liabilities and member's deficiency	$29,999,258	$1,791,527	$(84,374)	$31,706,411

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	As of December 31, 2023
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
ASSETS
Current assets	$752,504	$139,472	$(57,189)	$834,787
Long term assets	29,645,948	1,456,065	(13,191)	31,088,822
Total assets	$30,398,452	$1,595,537	$(70,380)	$31,923,609

LIABILITIES AND MEMBER'S DEFICIENCY
Current liabilities	$2,170,465	$197,899	$(60,239)	$2,308,125
Long-term debt	23,296,110	1,419,444	—	24,715,554
Long-term liabilities	5,177,112	171,961	(11,218)	5,337,855
Total liabilities	30,643,687	1,789,304	(71,457)	32,361,534

Total member's deficiency	(245,235)	(180,328)	(124)	(425,687)
Noncontrolling interests	—	(13,439)	1,201	(12,238)
Total deficiency	(245,235)	(193,767)	1,077	(437,925)
Total liabilities and member's deficiency	$30,398,452	$1,595,537	$(70,380)	$31,923,609

	Year Ended December 31, 2024
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Revenue	$8,487,850	$474,819	$(8,252)	$8,954,417
Operating expenses	6,949,953	334,482	(8,296)	7,276,139
Operating income	1,537,897	140,337	44	1,678,278
Other expense, net	(1,670,535)	(89,315)	(4,120)	(1,763,970)
Income (loss) before income taxes	(132,638)	51,022	(4,076)	(85,692)
Income tax benefit (expense)	21,464	(13,192)	—	8,272
Net income (loss)	(111,174)	37,830	(4,076)	(77,420)
Net loss (income) attributable to noncontrolling interests	—	(27,056)	2,415	(24,641)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(111,174)	$10,774	$(1,661)	$(102,061)

	Year Ended December 31, 2023
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Revenue	$8,798,456	$445,742	$(7,134)	$9,237,064
Operating expenses	7,241,754	300,504	(7,134)	7,535,124
Operating income	1,556,702	145,238	—	1,701,940
Other expense, net	(1,527,298)	(53,008)	(3,069)	(1,583,375)
Income (loss) before income taxes	29,404	92,230	(3,069)	118,565
Income tax expense	(22,216)	(20,361)	—	(42,577)
Net income (loss)	7,188	71,869	(3,069)	75,988
Net loss (income) attributable to noncontrolling interests	(1,881)	(27,027)	3,069	(25,839)
Net income attributable to CSC Holdings, LLC sole member	$5,307	$44,842	$—	$50,149