Form 10-Q
period 2025-03-31
Altice USA, Inc.
filed 2025-05-08
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	NYSE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Number of shares of common stock outstanding as of May 2, 2025	467,697,203

ALTICE USA, INC. AND SUBSIDIARIES
FORM 10-Q

Part I.        FINANCIAL INFORMATION
Item 1.     Financial Statements
00

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$279,141	$256,534
Restricted cash	290	290
Accounts receivable, trade (less allowance for credit losses of $23,470 and $24,232, respectively)	299,388	332,271
Prepaid expenses and other current assets ($270 and $314 due from affiliates, respectively)	190,522	141,897
Total current assets	769,341	730,992
Property, plant and equipment, net of accumulated depreciation of $9,010,642 and $8,762,014, respectively	8,423,830	8,414,632
Right-of-use operating lease assets	255,767	248,013
Other assets	96,104	94,403
Amortizable intangibles, net of accumulated amortization of $6,264,224 and $6,190,154, respectively	887,321	960,805
Indefinite-lived cable franchise rights	13,211,308	13,211,308
Goodwill	8,041,217	8,041,217
Total assets	$31,684,888	$31,701,370
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$942,745	$971,499
Interest payable	285,352	406,208
Accrued employee related costs	150,126	191,990
Deferred revenue	100,362	74,167
Debt	145,641	185,473
Other current liabilities ($40,805 and $26,944 due to affiliates, respectively)	530,646	425,459
Total current liabilities	2,154,872	2,254,796
Other liabilities	311,711	320,435
Deferred tax liability	4,327,736	4,455,840
Right-of-use operating lease liability	262,759	255,116
Long-term debt, net of current maturities	25,154,002	24,872,015
Total liabilities	32,211,080	32,158,202
Commitments and contingencies (Note 15)
Stockholders' Deficiency:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 284,469,834 shares issued and 283,502,205 outstanding as of March 31, 2025 and 279,948,159 shares issued and 278,980,530 outstanding as of December 31, 2024	2,845	2,799
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 184,223,813 shares outstanding as of March 31, 2025 and 184,224,015 shares outstanding as of December 31, 2024	1,842	1,842
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	236,997	233,953
Accumulated deficit	(779,669)	(703,993)
	(537,985)	(465,399)
Treasury stock, at cost (967,629 shares of Class A common stock as of March 31, 2025 and December 31, 2024, respectively)	(10)	(10)
Accumulated other comprehensive loss	(5,005)	(3,826)
Total Altice USA stockholders' deficiency	(543,000)	(469,235)
Noncontrolling interests	16,808	12,403
Total stockholders' deficiency	(526,192)	(456,832)
Total liabilities and stockholders' deficiency	$31,684,888	$31,701,370
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue (including revenue from affiliates of $118 and $210, respectively) (See Note 14)	$2,152,282	$2,250,935
Operating expenses:
Programming and other direct costs (including charges from affiliates of $1,598 and $3,355, respectively) (See Note 14)	670,531	743,887
Other operating expenses (including charges from affiliates of $12,922 and $12,289, respectively) (See Note 14)	698,186	674,250
Restructuring, impairments and other operating items (See Note 7)	21,622	51,253
Depreciation and amortization	418,485	388,391
	1,808,824	1,857,781
Operating income	343,458	393,154
Other income (expense):
Interest expense, net	(428,016)	(437,141)
Gain on investments and sale of affiliate interests	5	292
Gain (loss) on interest rate swap contracts, net	(1,719)	42,303
Loss on extinguishment of debt and write-off of deferred financing costs	—	(7,035)
Other expense, net	(963)	(1,545)
	(430,693)	(403,126)
Loss before income taxes	(87,235)	(9,972)
Income tax benefit (expense)	15,964	(2,924)
Net loss	(71,271)	(12,896)
Net income attributable to noncontrolling interests	(4,405)	(8,297)
Net loss attributable to Altice USA, Inc. stockholders	$(75,676)	$(21,193)
Net loss per share:
Basic and diluted net loss per share attributable to Altice USA, Inc. stockholders	$(0.16)	$(0.05)
Basic and diluted weighted average common shares (in thousands)	464,862	457,369
Cash dividends declared per common share	$—	$—

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(71,271)	$(12,896)
Other comprehensive income (loss):
Defined benefit pension plans	(1,540)	5,825
Applicable income taxes	415	(1,570)
Defined benefit pension plans, net of income taxes	(1,125)	4,255
Foreign currency translation adjustment	(54)	(612)
Other comprehensive income (loss)	(1,179)	3,643
Comprehensive loss	(72,450)	(9,253)
Comprehensive income attributable to noncontrolling interests	(4,405)	(8,297)
Comprehensive loss attributable to Altice USA, Inc. stockholders	$(76,855)	$(17,550)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Altice USA Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2025	$2,799	$1,842	$233,953	$(703,993)	$(10)	$(3,826)	$(469,235)	$12,403	$(456,832)
Net loss attributable to Altice USA stockholders	—	—	—	(75,676)	—	—	(75,676)	—	(75,676)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	4,405	4,405
Pension liability adjustments, net of income taxes	—	—	—	—	—	(1,125)	(1,125)	—	(1,125)
Foreign currency translation adjustment	—	—	—	—	—	(54)	(54)	—	(54)
Share-based compensation expense (equity classified)	—	—	11,587	—	—	—	11,587	—	11,587
Other, net	46	—	(8,543)	—	—	—	(8,497)	—	(8,497)
Balance at March 31, 2025	$2,845	$1,842	$236,997	$(779,669)	$(10)	$(5,005)	$(543,000)	$16,808	$(526,192)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Altice USA Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2024	$2,718	$1,842	$187,186	$(601,075)	$—	$(12,851)	$(422,180)	$(12,238)	$(434,418)
Net loss attributable to Altice USA stockholders	—	—	—	(21,193)	—	—	(21,193)	—	(21,193)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	8,297	8,297
Pension liability adjustments, net of income taxes	—	—	—	—	—	4,255	4,255	—	4,255
Foreign currency translation adjustment	—	—	—	—	—	(612)	(612)	—	(612)
Share-based compensation expense (equity classified)	—	—	6,484	—	—	—	6,484	—	6,484
Other, net	49	—	2,043	—	(10)	—	2,082	—	2,082
Balance at March 31, 2024	$2,767	$1,842	$195,713	$(622,268)	$(10)	$(9,208)	$(431,164)	$(3,941)	$(435,105)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(71,271)	$(12,896)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	418,485	388,391
Gain on investments and sale of affiliate interest	(5)	(292)
Loss on extinguishment of debt and write-off of deferred financing costs	—	7,035
Amortization of deferred financing costs and discounts (premiums) on indebtedness	3,992	6,893
Share-based compensation expense	15,449	13,757
Deferred income taxes	(127,410)	86,595
Decrease in right-of-use assets	11,150	11,488
Allowance for credit losses	16,196	21,998
Other	399	1,510
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	17,187	20,908
Prepaid expenses and other assets	(55,377)	(85,655)
Amounts due from and due to affiliates	13,905	15,606
Accounts payable and accrued liabilities	42,958	(94,741)
Interest payable	(120,856)	29,882
Deferred revenue	18,816	3,056
Interest rate swap contracts	3,865	(13,874)
Net cash provided by operating activities	187,483	399,661
Cash flows from investing activities:
Capital expenditures	(356,124)	(336,095)
Payments for acquisitions, net of cash acquired	(7,616)	—
Other, net	191	318
Net cash used in investing activities	(363,549)	(335,777)
Cash flows from financing activities:
Proceeds from long-term debt	450,000	2,950,000
Repayment of debt	(220,014)	(2,967,306)
Principal payments on finance lease obligations	(17,262)	(35,396)
Payment related to acquisition of noncontrolling interest	—	(7,261)
Additions to deferred financing costs	—	(17,138)
Other, net	(13,997)	(3,775)
Net cash provided by (used in) financing activities	198,727	(80,876)
Net increase (decrease) in cash and cash equivalents	22,661	(16,992)
Effect of exchange rate changes on cash and cash equivalents	(54)	(612)
Net increase (decrease) in cash, cash equivalents and restricted cash	22,607	(17,604)
Cash, cash equivalents and restricted cash at beginning of year	256,824	302,338
Cash, cash equivalents and restricted cash at end of period	$279,431	$284,734
See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except unit amounts)
	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$269,107	$246,326
Restricted cash	290	290
Accounts receivable, trade (less allowance for credit losses of $23,470 and $24,232, respectively)	299,388	332,271
Prepaid expenses and other current assets ($270 and $905 due from affiliates, respectively)	190,716	142,694
Total current assets	759,501	721,581
Property, plant and equipment, net of accumulated depreciation of $9,010,642 and $8,762,014, respectively	8,423,830	8,414,632
Right-of-use operating lease assets	255,767	248,013
Other assets	109,740	108,855
Amortizable intangibles, net of accumulated amortization of $6,264,224 and $6,190,154, respectively	887,321	960,805
Indefinite-lived cable franchise rights	13,211,308	13,211,308
Goodwill	8,041,217	8,041,217
Total assets	$31,688,684	$31,706,411

LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$942,745	$971,499
Interest payable	285,350	406,208
Accrued employee related costs	150,126	191,990
Deferred revenue	100,362	74,167
Notes payable to affiliate (Note 14)	88,500	90,500
Debt	145,641	185,473
Other current liabilities ($41,042 and $26,944 due to affiliates, respectively)	512,363	407,540
Total current liabilities	2,225,087	2,327,377
Other liabilities	250,576	255,683
Deferred tax liability	4,327,736	4,455,840
Right-of-use operating lease liability	262,759	255,116
Long-term debt, net of current maturities	25,154,002	24,872,015
Total liabilities	32,220,160	32,166,031
Commitments and contingencies (Note 15)
Member's deficiency (100 membership units issued and outstanding)	(543,279)	(468,197)
Accumulated other comprehensive loss	(5,005)	(3,826)
Total member's deficiency	(548,284)	(472,023)
Noncontrolling interests	16,808	12,403
Total deficiency	(531,476)	(459,620)
Total liabilities and member's deficiency	$31,688,684	$31,706,411

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue (including revenue from affiliates of $118 and $210, respectively) (See Note 14)	$2,152,282	$2,250,935
Operating expenses:
Programming and other direct costs (including charges from affiliates of $1,598 and $3,355, respectively) (See Note 14)	670,531	743,887
Other operating expenses (including charges from affiliates of $12,922 and $12,289, respectively) (See Note 14)	699,705	674,250
Restructuring, impairments and other operating items (See Note 7)	21,622	51,253
Depreciation and amortization	418,485	388,391
	1,810,343	1,857,781
Operating income	341,939	393,154
Other income (expense):
Interest expense, net	(429,431)	(437,141)
Gain on investments and sale of affiliate interests	5	292
Gain (loss) on interest rate swap contracts, net	(1,719)	42,303
Loss on extinguishment of debt and write-off of deferred financing costs	—	(7,035)
Other expense, net	(963)	(1,545)
	(432,108)	(403,126)
Loss before income taxes	(90,169)	(9,972)
Income tax benefit (expense)	16,452	(2,924)
Net loss	(73,717)	(12,896)
Net income attributable to noncontrolling interests	(4,405)	(8,297)
Net loss attributable to CSC Holdings, LLC sole member	$(78,122)	$(21,193)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(73,717)	$(12,896)
Other comprehensive income (loss):
Defined benefit pension plans	(1,540)	5,825
Applicable income taxes	415	(1,570)
Defined benefit pension plans, net of income taxes	(1,125)	4,255
Foreign currency translation adjustment	(54)	(612)
Other comprehensive income (loss)	(1,179)	3,643
Comprehensive loss	(74,896)	(9,253)
Comprehensive income attributable to noncontrolling interests	(4,405)	(8,297)
Comprehensive loss attributable to CSC Holdings, LLC sole member	$(79,301)	$(17,550)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER'S DEFICIENCY
(In thousands)
(Unaudited)

	Member's Deficiency	Accumulated Other Comprehensive Loss	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2025	$(468,197)	$(3,826)	$(472,023)	$12,403	$(459,620)
Net loss attributable to CSC Holdings, LLC sole member	(78,122)	—	(78,122)	—	(78,122)
Net income attributable to noncontrolling interests	—	—	—	4,405	4,405
Pension liability adjustments, net of income taxes	—	(1,125)	(1,125)	—	(1,125)
Foreign currency translation adjustment	—	(54)	(54)	—	(54)
Share-based compensation expense (equity classified)	11,587	—	11,587	—	11,587
Cash distributions to parent	(8,547)	—	(8,547)	—	(8,547)
Balance at March 31, 2025	$(543,279)	$(5,005)	$(548,284)	$16,808	$(531,476)

	Member's Deficiency	Accumulated Other Comprehensive Loss	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2024	$(412,836)	$(12,851)	$(425,687)	$(12,238)	$(437,925)
Net loss attributable to CSC Holdings, LLC sole member	(21,193)	—	(21,193)	—	(21,193)
Net income attributable to noncontrolling interests	—	—	—	8,297	8,297
Pension liability adjustments, net of income taxes	—	4,255	4,255	—	4,255
Foreign currency translation adjustment	—	(612)	(612)	—	(612)
Share-based compensation expense (equity classified)	6,484	—	6,484	—	6,484
Cash distributions to parent	(3,775)	—	(3,775)	—	(3,775)
Non-cash contributions from parent	5,858	—	5,858	—	5,858
Balance at March 31, 2024	$(425,462)	$(9,208)	$(434,670)	$(3,941)	$(438,611)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(73,717)	$(12,896)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	418,485	388,391
Gain on investments and sale of affiliate interests	(5)	(292)
Loss on extinguishment of debt and write-off of deferred financing costs	—	7,035
Amortization of deferred financing costs and discounts (premiums) on indebtedness	3,992	6,893
Share-based compensation expense	15,449	13,757
Deferred income taxes	(127,410)	86,595
Decrease in right-of-use assets	11,150	11,488
Allowance for credit losses	16,196	21,998
Other	399	1,510
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	17,187	20,908
Prepaid expenses and other assets	(54,549)	(85,655)
Amounts due from and due to affiliates	14,733	15,606
Accounts payable and accrued liabilities	45,974	(94,740)
Interest payable	(120,858)	29,882
Deferred revenue	18,816	3,056
Interest rate swap contracts	3,865	(13,874)
Net cash provided by operating activities	189,707	399,662
Cash flows from investing activities:
Capital expenditures	(356,124)	(336,095)
Payments for acquisitions, net of cash acquired	(7,616)	—
Other, net	191	318
Net cash used in investing activities	(363,549)	(335,777)
Cash flows from financing activities:
Proceeds from long-term debt	450,000	2,950,000
Repayment of debt	(222,014)	(2,967,306)
Distributions to parent	(8,547)	—
Principal payments on finance lease obligations	(17,262)	(35,396)
Payment related to acquisition of a noncontrolling interest	—	(7,261)
Additions to deferred financing costs	—	(17,138)
Other, net	(5,500)	(3,775)
Net cash provided by (used in) financing activities	196,677	(80,876)
Net increase (decrease) in cash and cash equivalents	22,835	(16,991)
Effect of exchange rate changes on cash and cash equivalents	(54)	(612)
Net increase (decrease) in cash, cash equivalents and restricted cash	22,781	(17,603)
Cash, cash equivalents and restricted cash at beginning of year	246,616	302,331
Cash, cash equivalents and restricted cash at end of period	$269,397	$284,728
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
The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
The financial statements presented in this report are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.
The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2025.
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
ASU No. 2023-09 Income Taxes—Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes—Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. ASU No. 2023-09 is effective for us for the fiscal year ending December 31, 2025, although early adoption is permitted. We are currently evaluating the impact of adopting ASU No. 2023-09, but we expect additional disclosure disaggregation in our income tax footnote.
NOTE 4.    REVENUE
The following table presents the composition of revenue:

	Three Months Ended March 31,
	2025	2024
Residential:
Broadband	$899,561	$916,994
Video	665,568	755,594
Telephony	66,412	70,965
Mobile	36,699	24,893
Residential revenue	1,668,240	1,768,446
Business services and wholesale	363,545	364,861
News and advertising	102,410	105,725
Other	18,087	11,903
Total revenue	$2,152,282	$2,250,935
We are assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collect such taxes from our customers. In instances where the tax is being assessed directly on us, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three months ended March 31, 2025 and 2024, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $51,570 and $54,694, respectively.
Customer Contract Costs
Deferred enterprise sales commission costs are included in other current and noncurrent assets in the consolidated balance sheets and totaled $20,008 and $19,743 as of March 31, 2025 and December 31, 2024, respectively.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
Concentration of Credit Risk
We did not have a single customer that represented 10% or more of our consolidated revenues for the three months ended March 31, 2025 and 2024 or 10% or more of our consolidated net trade receivables at March 31, 2025 and December 31, 2024, respectively.
NOTE 5.    NET INCOME (LOSS) PER SHARE
Basic net income (loss) per common share attributable to Altice USA stockholders is computed by dividing net income (loss) attributable to Altice USA stockholders by the weighted average number of common shares outstanding during the period. Diluted income per common share attributable to Altice USA stockholders reflects the dilutive effects of stock options, restricted stock, restricted stock units, and deferred cash-denominated awards. For awards that are performance based, the dilutive effect is reflected upon the achievement of the performance criteria. In periods with reported net losses attributable to Altice USA stockholders, share-based awards are anti-dilutive and excluded from the calculation of diluted loss per share.
Net income (loss) per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Altice USA.
NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
Our non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2025	2024
Non-Cash Investing and Financing Activities:
Altice USA and CSC Holdings:
Capital expenditures accrued but unpaid	$302,989	$320,389
Notes payable issued for the purchase of equipment and other assets	—	36,278
Right-of-use assets acquired in exchange for finance lease obligations	5,967	8,290
Other non-cash investing and financing transactions	—	1,798
Supplemental Data:
Altice USA and CSC Holdings:
Cash interest paid, net of capitalized interest of $— and $1,662, respectively	547,157	401,987
Income taxes paid (refunded), net	(1,277)	11,151
CSC Holdings:
Cash interest paid relating to a note payable to Captive (see Note 14)	1,337	—
NOTE 7.    RESTRUCTURING, IMPAIRMENTS AND OTHER OPERATING ITEMS
Our restructuring, impairments and other operating items are comprised of the following:

	Three Months Ended March 31,
	2025	2024
Litigation settlements and contract termination costs (a)	$16,369	$37,136
Contractual payments for terminated employees	2,486	5,993
Facility realignment costs	571	5,304
Impairment of right-of-use operating lease assets	411	1,027
Other	1,785	1,793
	$21,622	$51,253

(a)Includes estimated amounts relating to certain legal matters and costs to early terminate contracts with vendors.

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
The following table summarizes information relating to our acquired amortizable intangible assets:

	As of March 31, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,089,105	$(5,210,557)	$878,548	$6,089,050	$(5,137,180)	$951,870	1 to 18 years
Trade names	1,010,000	(1,010,000)	—	1,010,000	(1,010,000)	—	4 to 7 years
Other amortizable intangibles	52,440	(43,667)	8,773	51,909	(42,974)	8,935	1 to 15 years
	$7,151,545	$(6,264,224)	$887,321	$7,150,959	$(6,190,154)	$960,805
Amortization expense for the three months ended March 31, 2025 and 2024 aggregated $74,070 and $84,024, respectively.
Goodwill and the value of indefinite-lived cable franchises acquired in business combinations are not amortized. Rather, such assets are tested for impairment annually as of October 1, or whenever events or changes in circumstances indicate that it is more likely than not that the assets may be impaired. The carrying amount of indefinite-lived cable franchise rights was $13,211,308 and goodwill was $8,041,217 as of March 31, 2025 and December 31, 2024.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
NOTE 9.    DEBT
The following table provides details of our outstanding debt:

		Interest Rate at March 31, 2025	March 31, 2025		December 31, 2024
Date Issued	Maturity Date		Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
October 18, 2018	April 1, 2028	7.500%	$4,118	$4,115	$4,118	$4,115
November 27, 2018	April 1, 2028	7.500%	1,045,882	1,045,181	1,045,882	1,045,130
July 10 and October 7, 2019	January 15, 2030	5.750%	2,250,000	2,271,194	2,250,000	2,272,150
June 16 and August 17, 2020	December 1, 2030	4.625%	2,325,000	2,353,783	2,325,000	2,354,856
May 13, 2021	November 15, 2031	5.000%	500,000	498,721	500,000	498,681
			6,125,000	6,172,994	6,125,000	6,174,932
CSC Holdings Senior Guaranteed Notes:
September 23, 2016	April 15, 2027	5.500%	1,310,000	1,308,530	1,310,000	1,308,363
January 29, 2018	February 1, 2028	5.375%	1,000,000	997,085	1,000,000	996,853
January 31, 2019	February 1, 2029	6.500%	1,750,000	1,748,507	1,750,000	1,748,423
June 16, 2020	December 1, 2030	4.125%	1,100,000	1,097,052	1,100,000	1,096,940
August 17, 2020	February 15, 2031	3.375%	1,000,000	997,942	1,000,000	997,864
May 13, 2021	November 15, 2031	4.500%	1,500,000	1,496,196	1,500,000	1,496,075
April 25, 2023	May 15, 2028	11.250%	1,000,000	995,465	1,000,000	995,174
January 25, 2024	January 31, 2029	11.750%	2,050,000	2,034,554	2,050,000	2,033,786
			10,710,000	10,675,331	10,710,000	10,673,478
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility (b)	July 13, 2027	6.669%	2,000,000	1,997,791	1,700,000	1,697,559
Incremental Term Loan B-5 (c)	April 15, 2027	9.000%	2,850,000	2,842,796	2,857,500	2,849,460
Incremental Term Loan B-6 (d)	January 15, 2028	8.819%	1,961,903	1,934,021	1,966,908	1,936,863
			6,811,903	6,774,608	6,524,408	6,483,882
Lightpath Senior Notes:
September 29, 2020	September 15, 2028	5.625%	415,000	410,534	415,000	410,249
Lightpath Senior Secured Notes:
September 29, 2020	September 15, 2027	3.875%	450,000	446,196	450,000	445,836
Lightpath Term Loan (e)	November 30, 2027	7.319%	674,240	671,548	676,000	673,107
Lightpath Revolving Credit Facility (f)			—	—	—	—
			1,539,240	1,528,278	1,541,000	1,529,192
Finance lease obligations			134,067	134,067	145,362	145,362
Supply chain financing			14,365	14,365	50,642	50,642
			25,334,575	25,299,643	25,096,412	25,057,488
Less: current portion of credit facility debt			(56,762)	(56,762)	(57,061)	(57,061)
Less: current portion of finance lease obligations			(74,514)	(74,514)	(77,770)	(77,770)
Less: current portion of supply chain financing			(14,365)	(14,365)	(50,642)	(50,642)
			(145,641)	(145,641)	(185,473)	(185,473)
Long-term debt			$25,188,934	$25,154,002	$24,910,939	$24,872,015

(a)The carrying amount is net of the unamortized deferred financing costs and/or discounts/premiums.
(b)At March 31, 2025, $163,613 of the revolving credit facility was restricted for certain letters of credit issued on our behalf and $311,387 of the $2,475,000 facility was undrawn and available, subject to covenant limitations. The revolving credit facility bears interest at a rate of Secured Overnight Financing Rate ("SOFR") (plus a credit adjustment spread of 0.10%) plus 2.25% per annum.
(c)Incremental Term Loan B-5 requires quarterly installments of $7,500 and bore interest at a rate equal to Synthetic USD London Interbank Offered Rate ("LIBOR") plus 2.50% per annum through March 31, 2025. Thereafter, we are required to pay interest at a rate equal to the alternate base rate (“ABR”), plus the applicable margin, where the ABR is the

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
greater of (x) prime rate or (y) the federal funds effective rate plus 50 basis points, and the applicable margin for any ABR loan is 1.50% per annum.
(d)Incremental Term Loan B-6 requires quarterly installments of $5,005 and bears interest at a rate equal to SOFR plus 4.50% per annum.
(e)See discussion below under "Lightpath Credit Facility" regarding the Refinancing Amendment.
(f)At March 31, 2025, $150 of the revolving credit facility was restricted for certain letters of credit issued on Lightpath's behalf and $114,850 of the $115,000 in revolving loan commitments were undrawn and available, subject to covenant limitations.
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
CSC Holdings Revolving Credit Facility
During the three months ended March 31, 2025, CSC Holdings borrowed $450,000 under its revolving credit facility and repaid $150,000 of amounts outstanding under its revolving credit facility.
Lightpath Credit Facility
Lightpath is party to an amended credit agreement (the "Amended Credit Agreement") which provides a term loan in an aggregate principal amount of $676,000 ($674,240 outstanding at March 31, 2025) and revolving loan commitments (the "Lightpath Revolving Credit Facility") in an aggregate principal amount of $115,000.
Under the Amended Credit Agreement, $95,000 of the aggregate principal amount of the Lightpath Revolving Credit Facility will mature on the earlier of (i) June 15, 2027 and (ii) the date that is five business days after any Extension Breach Date, and the remaining $20,000 of the Lightpath Revolving Credit Facility will mature on November 30, 2025 (as defined in the Amended Credit Agreement).
In January 2025, Lightpath entered into a refinancing amendment (the "Refinancing Amendment") to its Amended Credit Agreement, which refinanced all of the term loans outstanding immediately prior to giving effect to the Refinancing Amendment in order to reduce the applicable margins with respect thereto from (i) with respect to any alternate base rate loan, 2.25% per annum to 2.00% per annum and (ii) with respect to any Term SOFR loan, 3.25% per annum to 3.00%. Additionally, after giving effect to the Refinancing Amendment, interest on borrowings made under the refinanced term loan facility are calculated without giving effect to the spread adjustments (0.11448%, 0.26161% and 0.42826% for interest periods of one, three and six months, respectively) initially provided for under the Amended Credit Agreement.
Debt Compliance
As of March 31, 2025, CSC Holdings and Lightpath were in compliance with applicable financial covenants under their respective credit facilities and with applicable financial covenants under each respective indenture by which the senior guaranteed notes, senior secured notes and senior notes were issued.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
Summary of Debt Maturities
The future principal payments under our various debt obligations outstanding as of March 31, 2025, including supply chain financing, but excluding finance lease obligations, are as follows:

2025	$56,936
2026	56,762
2027	7,239,960
2028 (a)	5,371,850
2029	3,800,000
Thereafter	8,675,000

(a)Includes $1,906,850 principal amount related to the CSC Holdings' Incremental Term Loan B-6 that is due on the earlier of (i) January 15, 2028 and (ii) April 15, 2027 if, as of such date, any Incremental Term Loan B-5 borrowings are still outstanding, unless the Incremental Term Loan B-5 maturity date has been extended to a date falling after January 15, 2028.
NOTE 10.    DERIVATIVE CONTRACTS
Interest Rate Swap Contracts
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and effectively convert fixed rate borrowings to variable rates to permit us to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are not designated as hedges for accounting purposes and are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations.
The following represents the location of the assets associated with our derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at
		March 31, 2025	December 31, 2024
Asset Derivatives:
Interest rate swap contracts	Other assets, long-term	$4,970	$8,466

Liability Derivatives:
Interest rate swap contracts	Other liabilities, long-term	$369	$—
The following table presents the gain (loss) related to our derivative contracts:

	Three Months Ended March 31,
	2025	2024
Gain (loss) on interest rate swap contracts, net	$(1,719)	$42,303
Interest Rate Swap Contracts
The following is a summary of the terms of our outstanding interest rate swap contracts at March 31, 2025:

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
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis and their classification under the fair value hierarchy:

	Fair Value Hierarchy	March 31, 2025	December 31, 2024
Assets:
Money market funds (a)	Level I	$191,600	$158,648
Interest rate swap contracts	Level II	4,970	8,466
Liabilities:
Interest rate swap contracts	Level II	369	—
Contingent consideration related to acquisitions	Level III	942	6,974

(a)Money market funds at CSC Holdings amounted to $184,076 and $151,205 as of March 31, 2025 and December 31, 2024, respectively.
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
The carrying values of cash, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short-term maturity of these instruments.
The fair value of the contingent consideration as of March 31, 2025 and December 31, 2024 related to certain acquisitions was determined using a probability assessment of the contingent payment for the respective periods.
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate:

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
Credit Facility Debt, Senior Notes, Senior Guaranteed Notes, Senior Secured Notes, and Supply Chain Financing
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
The carrying values, estimated fair values, and classification under the fair value hierarchy of our financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized below:

		March 31, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

Credit facility debt	Level II	$7,446,156	$7,486,143	$7,156,989	$7,200,408
Senior guaranteed notes and senior secured notes	Level II	11,121,527	9,473,250	11,119,314	9,503,825
Senior notes	Level II	6,583,528	3,631,144	6,585,181	3,825,788
Supply chain financing	Level II	14,365	14,365	50,642	50,642
		$25,165,576	$20,604,902	$24,912,126	$20,580,663

(a)Amounts are net of unamortized deferred financing costs and discounts/premiums.
The table above excludes the estimated fair value on the carrying value of $88,500 relating to the note payable to Captive at CSC Holdings, as it is eliminated in the Altice USA consolidated financial statements (see Note 14).
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
Altice USA
For the three months ended March 31, 2025, we recorded a tax benefit of $15,964 on pre-tax loss of $87,235. The effective tax rate was lower than the U.S. statutory tax rate primarily due to the increase in tax deficiencies on share-based compensation.
For the three months ended March 31, 2024, we recorded tax expense of $2,924 on pre-tax loss of $9,972, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to the impact of state tax expense, certain non-deductible expenses, and tax deficiencies on share-based compensation.
CSC Holdings
For the three months ended March 31, 2025, we recorded a tax benefit of $16,452 on pre-tax loss of $90,169. The effective tax rate was lower than the U.S. statutory tax rate primarily due to the increase in tax deficiencies on share-based compensation.
For the three months ended March 31, 2024, we recorded a tax expense of $2,924 on pre-tax loss of $9,972, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was due to the impact of certain non-deductible expenses, state tax expense, and tax deficiencies on share-based compensation.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
NOTE 13.    SHARE-BASED COMPENSATION
The following table presents share-based compensation expense (benefit) and unrecognized compensation cost:

	Share-Based Compensation		Unrecognized Compensation Cost as of March 31, 2025
	Three Months Ended March 31,
	2025	2024
Awards issued pursuant to LTIP:
Stock option awards (a)	$378	$(1,688)	$1,607
Performance stock units (a)	632	(1,730)	3,539
Restricted share units	9,728	9,752	72,329
Cash denominated performance awards	4,150	5,292	51,374
Other	561	2,131	—
	$15,449	$13,757	$128,849
Restricted Share Units
The following table summarizes activity related to restricted share units granted to our employees:

Number of Units
Balance at December 31, 2024	30,146,503
Granted	16,440,486
Vested	(7,494,270)
Forfeited	(444,208)
Balance at March 31, 2025	38,648,511

Cash Denominated Performance Awards
The following table summarizes activity related to cash denominated performance award granted to our employees:

Number of Units
Balance at December 31, 2024	92,346,250
Forfeited	(1,461,250)
Balance at March 31, 2025	90,885,000
The cash denominated performance awards cliff vest in three years. The payout of these awards can range from 0% to 200% of the target value based on our achievement of certain revenue and Adjusted EBITDA targets during a three year performance period. These awards will be settled in shares of our Class A common stock, or cash, at our option.
Stock Option Awards
Options outstanding under the 2017 LTIP Plan either (i) cliff vest on the third anniversary of the date of grant, (ii) vest over three years in annual increments of 33-1/3%, or (iii) vest over four years, with 50% vesting on the second anniversary of the date of grant, 25% on the third anniversary of the date of grant and 25% on the fourth anniversary of the date of grant. The option awards generally are subject to continued employment with us, and expire ten years from the date of grant. Performance based option awards vest upon achievement of performance criteria. As of March 31, 2025, there were 17,134,751 options outstanding of which 15,321,068 were exercisable.
Performance Stock Units
Certain of our employees were granted performance stock units ("PSUs"). Each PSU gives the employee the right to receive one share of Altice USA Class A common stock, upon achievement of a specified stock price hurdle. The PSUs will be forfeited if the applicable performance measure is not achieved prior to January 29, 2026 or if the

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
employee does not continue to provide services to us through the achievement date of the applicable performance measure. As of March 31, 2025 there were 2,723,552 PSUs outstanding.
Lightpath Plan Awards
As of March 31, 2025, 616,334 Class A-1 management incentive units and 297,277 Class A-2 management incentive units ("Award Units") granted to certain employees of Lightpath were outstanding. Vested units will be redeemed upon a partial exit, a change in control or the completion of an initial public offering, as defined in the Lightpath Holdings LLC agreement. The grant date fair value of the Award Units outstanding aggregated $32,180 and will be expensed in the period in which a partial exit or a liquidity event is consummated.
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
The following table summarizes the revenue and expenses related to services provided to or received from affiliates and related parties:

	Three Months Ended March 31,
	2025	2024
Revenue	$118	$210
Operating expenses:
Programming and other direct costs	(1,598)	(3,355)
Other operating expenses, net	(12,922)	(12,289)
Operating expenses, net	(14,520)	(15,644)
Net charges	$(14,402)	$(15,434)
Capital expenditures	$21,834	$50,093
Revenue
We recognize revenue primarily from the sale of advertising to a related party.
Programming and Other Direct Costs
Programming and other direct costs include costs incurred for advertising services provided by a related party.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	March 31, 2025	December 31, 2024
Due from:
Altice Europe	$—	$44
Other affiliates and related parties	270	270
	$270	$314
Due to:
Altice Europe	$39,792	$26,944
Other affiliates and related parties	1,013	—
	$40,805	$26,944

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
CSC Holdings Transactions with Altice USA
During the three months ended March 31, 2025 and 2024, CSC Holdings made cash equity distribution payments to its parent of $8,547 and $3,775, respectively. During the three months ended March 31, 2024, CSC Holdings received non-cash equity contributions from its parent of $5,858.
As of March 31, 2025, CSC Holdings had a demand promissory note payable to Captive in the amount of $88,500. Interest on this demand promissory note was $1,337 which was paid during the three months ended March 31, 2025. As of March 31, 2025, CSC Holdings had a payable to Captive of $237.
NOTE 15.    COMMITMENTS AND CONTINGENCIES
Legal Matters
On December 7, 2023, Warner Records Inc., Sony Music Publishing (US) LLC and a number of other purported copyright holders (collectively, the “Warner Plaintiffs”) filed a complaint in the U.S. District Court for the Eastern District of Texas (the “Warner Matter”), alleging that certain of our Internet subscribers directly infringed over 10,700 of the Warner Plaintiffs’ copyrighted works. The Warner Plaintiffs seek to hold us liable for claims of contributory infringement of copyright and vicarious copyright infringement. The Warner Plaintiffs also claim that our alleged secondary infringement was willful and seek substantial statutory damages. The parties currently are conducting expert discovery with summary judgment motions due in June 2025 and trial set for September 2025.
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
NOTE 16.    SEGMENT REPORTING
We principally deliver broadband, video, telephony and mobile services to residential and business customers, as well as proprietary content and advertising services in the United States. Our connectivity services are provided through a converged fixed and mobile network and key operating activities and resource allocation decisions are managed centrally. Our chief executive officer is the chief operating decision maker ("CODM"). Our CODM assesses performance and decides how to allocate resources based on our consolidated statements of operations. Our CODM manages the business on a consolidated basis such that we have a single operating segment. Our segment performance measure is consolidated net income (loss).
The following table presents significant expenses that are not separately presented on the statements of operations that are reviewed by the CODM.

	Three Months Ended March 31,
	2025	2024
Programming costs	$504,756	$595,702
Other direct costs (a)	165,775	148,185
Programming and other direct costs	$670,531	$743,887

Sales and marketing	$171,804	$161,659
Network services	134,150	142,721
Other (b)	392,232	369,870
Other operating expenses (c)	$698,186	$674,250

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
(c)Other operating expenses for CSC Holdings for the three months ended March 31, 2025 amounted to $699,705 and include additional costs of $1,519 that were eliminated at Altice USA.
The measure of segment assets is reported on the balance sheet as total consolidated assets.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
NOTE 17.    SUPPLEMENTAL INFORMATION
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
Presented below is financial information that reflects the financial condition and results of operations of CSC Holdings and its Restricted Subsidiaries separate from the financial condition and results of operations of CSC Holdings' Unrestricted Subsidiaries as of March 31, 2025, and for the three months ended March 31, 2025 and 2024. The financial information may not necessarily be indicative of the financial condition and results of operations had the Unrestricted Subsidiaries operated as independent entities.

	As of March 31, 2025
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
ASSETS
Current assets	$642,344	$182,474	$(65,317)	$759,501
Long term assets	29,360,689	1,583,588	(15,094)	30,929,183
Total assets	$30,003,033	$1,766,062	$(80,411)	$31,688,684

LIABILITIES AND MEMBER'S DEFICIENCY
Current liabilities	$2,086,195	$207,399	$(68,507)	$2,225,087
Long-term debt	23,627,553	1,526,449	—	25,154,002
Long-term liabilities	4,719,232	132,308	(10,469)	4,841,071
Total liabilities	30,432,980	1,866,156	(78,976)	32,220,160

Total member's deficiency	(429,947)	(118,270)	(67)	(548,284)
Noncontrolling interests	—	18,176	(1,368)	16,808
Total deficiency	(429,947)	(100,094)	(1,435)	(531,476)
Total liabilities and member's deficiency	$30,003,033	$1,766,062	$(80,411)	$31,688,684

	Three Months Ended March 31, 2025
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Revenue	$2,036,887	$117,681	$(2,286)	$2,152,282
Operating expenses	1,728,568	84,072	(2,297)	1,810,343
Operating income	308,319	33,609	11	341,939
Other expense, net	(406,828)	(24,761)	(519)	(432,108)
Income (loss) before income taxes	(98,509)	8,848	(508)	(90,169)
Income tax benefit (expense)	17,430	(978)	—	16,452
Net income (loss)	(81,079)	7,870	(508)	(73,717)
Net loss (income) attributable to noncontrolling interests	—	(4,854)	449	(4,405)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(81,079)	$3,016	$(59)	$(78,122)

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)

	Three Months Ended March 31, 2024
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Revenue	$2,141,083	$111,894	$(2,042)	$2,250,935
Operating expenses	1,779,763	80,071	(2,053)	1,857,781
Operating income	361,320	31,823	11	393,154
Other expense, net	(387,108)	(15,103)	(915)	(403,126)
Income (loss) before income taxes	(25,788)	16,720	(904)	(9,972)
Income tax expense	(811)	(2,113)	—	(2,924)
Net income (loss)	(26,599)	14,607	(904)	(12,896)
Net loss (income) attributable to noncontrolling interests	—	(9,120)	823	(8,297)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(26,599)	$5,487	$(81)	$(21,193)

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
•the outcome of litigation, government investigations and other proceedings; and
•other risks and uncertainties inherent in our cable and broadband communications businesses and our other businesses, including those listed under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 13, 2025 (the "Annual Report").
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
Overview
Our Business
We principally provide broadband communications and video services in the United States and market our services under the Optimum brand. We deliver broadband, video, telephony, and mobile services to approximately 4.5 million residential and business customers across our footprint. Our footprint extends across 21 states (primarily in the New York metropolitan area and various markets in the south-central United States) through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a FTTH network with approximately 9.9 million total passings as of March 31, 2025. Additionally, we offer news programming and advertising services.
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
We derive revenue principally through monthly charges to residential customers of our broadband, video, telephony and mobile services. We also derive revenue from digital video recorder, video-on-demand ("VOD"), pay-per-view, installation and home shopping commissions. Our residential broadband, video, telephony and mobile services accounted for approximately 42%, 31%, 3%, and 2%, respectively, of our consolidated revenue for the three months ended March 31, 2025. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and small and medium-sized business ("SMB") customers, including broadband, telephony, networking, video, and mobile services. For the three months ended March 31, 2025, 17% of our consolidated revenue was derived from these business services. In addition, we derive revenue from the sale of advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), digital advertising, data analytics and affiliation fees for news programming, which accounted for approximately 5% of our consolidated revenue for the three months ended March 31, 2025. Our other revenue (which includes mobile equipment revenue) for the three months ended March 31, 2025 accounted for approximately 1% of our consolidated revenue.
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
We operate in a highly competitive consumer-driven industry and we compete against a variety of broadband, video, mobile, fixed wireless broadband and fixed-line telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, fiber-based service providers, satellite delivered video signals, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. Our competitors include AT&T Inc., DirecTV (which is co-owned by AT&T), DISH Network (a wholly-owned subsidiary of EchoStar Corporation), Frontier Communications Parent, Inc., Lumen Technologies, Inc., T-Mobile US, Inc., and Verizon Communications Inc. Consumers' selection of an alternate source of service, whether due to economic constraints, technological advances, or preference, negatively impacts the demand for our services. For more information on our competitive landscape, see "Risk Factors" and "Business-Competition" included in our Annual Report.
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
Historically, we have made substantial investments in our network and the development of new and innovative products and other service offerings for our customers as a way of differentiating ourselves from our competitors and we expect to do so in the future. Our ongoing FTTH network build has enabled us to deliver multi-gig broadband speeds to FTTH customers in order to meet the growing data needs of residential and business customers. Additionally, we are investing in our HFC network which includes a multi-gig network upgrade plan through targeted mid-split upgrades. Finally, we offer a full service mobile offering to consumers across our footprint. We may incur greater than anticipated capital expenditures in connection with these initiatives, fail to realize anticipated benefits, experience delays and business disruptions or encounter other challenges to executing them as planned. See "Liquidity and Capital Resources- Capital Expenditures" for additional information regarding our capital expenditures.
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

Results of Operations - Altice USA
(unaudited)

	Three Months Ended March 31,		Favorable (Unfavorable)
	2025	2024
Revenue:
Broadband	$899,561	$916,994	$(17,433)
Video	665,568	755,594	(90,026)
Telephony	66,412	70,965	(4,553)
Mobile	36,699	24,893	11,806
Residential revenue	1,668,240	1,768,446	(100,206)
Business services and wholesale	363,545	364,861	(1,316)
News and advertising	102,410	105,725	(3,315)
Other	18,087	11,903	6,184
Total revenue	2,152,282	2,250,935	(98,653)
Operating expenses:
Programming and other direct costs	670,531	743,887	73,356
Other operating expenses	698,186	674,250	(23,936)
Restructuring, impairments and other operating items	21,622	51,253	29,631
Depreciation and amortization	418,485	388,391	(30,094)
Operating income	343,458	393,154	(49,696)
Other income (expense):
Interest expense, net	(428,016)	(437,141)	9,125
Gain on investments and sale of affiliate interests	5	292	(287)
Gain (loss) on interest rate swap contracts, net	(1,719)	42,303	(44,022)
Loss on extinguishment of debt and write-off of deferred financing costs	—	(7,035)	7,035
Other expense, net	(963)	(1,545)	582
Loss before income taxes	(87,235)	(9,972)	(77,263)
Income tax benefit (expense)	15,964	(2,924)	18,888
Net loss	(71,271)	(12,896)	(58,375)
Net income attributable to noncontrolling interests	(4,405)	(8,297)	3,892
Net loss attributable to Altice USA, Inc. stockholders	$(75,676)	$(21,193)	$(54,483)

The following is a reconciliation of net loss to Adjusted EBITDA (unaudited):

	Three Months Ended March 31,
	2025	2024
Net loss	$(71,271)	$(12,896)
Income tax expense (benefit)	(15,964)	2,924
Other expense, net	963	1,545
Loss (gain) on interest rate swap contracts, net	1,719	(42,303)
Gain on investments and sale of affiliates interests	(5)	(292)
Loss on extinguishment of debt and write-off of deferred financing costs	—	7,035
Interest expense, net	428,016	437,141
Depreciation and amortization	418,485	388,391
Restructuring, impairments and other operating items	21,622	51,253
Share-based compensation	15,449	13,757
Adjusted EBITDA	$799,014	$846,555
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Three Months Ended March 31,
	2025	2024
Net cash flows from operating activities	$187,483	$399,661
Less: Capital expenditures (cash)	356,124	336,095
Free Cash Flow (Deficit)	$(168,641)	$63,566

The following table sets forth certain customer metrics (unaudited):

	March 31, 2025	December 31, 2024	March 31, 2024

	(in thousands)
Total passings (a)	9,856.1	9,830.8	9,679.3
Total customer relationships (b)	4,505.9	4,550.3	4,706.5
Residential	4,130.5	4,173.7	4,326.8
SMB	375.3	376.6	379.7
Residential customers:
Broadband	3,963.3	3,999.9	4,139.7
Video	1,792.4	1,880.1	2,094.7
Telephony	1,200.0	1,269.2	1,452.1
Penetration of total passings (c)	45.7%	46.3%	48.6%
Average revenue per user ("ARPU") (d)	$133.93	$133.95	$135.67

SMB customers:
Broadband	345.7	346.1	348.5
Video	78.7	81.0	87.3
Telephony	191.9	194.5	200.7

Total mobile lines (e)	508.6	459.6	351.6

FTTH total passings (f)	2,995.0	2,961.8	2,780.0
FTTH customer relationships (g)	606.7	538.2	394.6
FTTH Residential	590.2	523.4	385.2
FTTH SMB	16.5	14.7	9.4
Penetration of FTTH total passings (h)	20.3%	18.2%	14.2%

(a)Represents the estimated number of single residence homes, apartments and condominium units passed by our HFC and FTTH network in areas serviceable without further extending the transmission lines. In addition, it includes commercial establishments that have connected to our HFC and FTTH network. Broadband services were not available to approximately 25 thousand passings and telephony services were not available to approximately 450 thousand passings.
(b)Represents number of households/businesses that receive at least one of our fixed-line services. Customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets on our HFC and FTTH network.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group.  Most of these accounts are also not entirely free, as they typically generate revenue through other pay services and certain equipment fees.  Free status is not granted to regular customers as a promotion.  In counting bulk residential customers, such as an apartment building, we count each subscribing unit within the building as one customer, but do not count the master account for the entire building as a customer. We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual rooms at that hotel. Total customer relationships exclude mobile-only customer relationships.
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
(e)Mobile lines represent the number of residential and business customers’ wireless connections, which include mobile phone handsets and other mobile wireless connected devices. An individual customer relationship may have multiple mobile lines. The total mobile ending lines as of March 31, 2025, December 31, 2024 and March 31, 2024 include approximately 7.5 thousand, 4.4 thousand lines and 1.9 thousand lines related to business customers, respectively. The service revenue related to these business customers is reflected in business services and wholesale in the table above.
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
Comparison of Results for the Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024
Broadband Revenue
Broadband revenue for the three months ended March 31, 2025 and 2024 was $899,561 and $916,994, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Broadband revenue decreased $17,433 (2%) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was due primarily to declines in broadband customers, partially offset by higher average recurring broadband revenue per broadband subscriber, primarily driven by certain rate increases and an increase in value added service revenue.
Video Revenue
Video revenue for the three months ended March 31, 2025 and 2024 was $665,568 and $755,594, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Video revenue decreased $90,026 (12%) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was due primarily to declines in video customers and higher customer credits attributable to the temporary interruption of certain video programming, partially offset by higher average recurring video revenue per video customer, primarily driven by certain rate increases.
Telephony Revenue
Telephony revenue for the three months ended March 31, 2025 and 2024 was $66,412 and $70,965, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Telephony revenue decreased $4,553 (6%) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was due to declines in telephony customers, partially offset by higher average recurring revenue per telephony customer.
Mobile Service Revenue
Mobile service revenue for the three months ended March 31, 2025 and 2024 was $36,699 and $24,893, respectively. The increase of $11,806 (47%) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to an increase in mobile customers as compared to the prior year.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three months ended March 31, 2025 and 2024 was $363,545 and $364,861, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber-based telecommunications services to the business market, and the sale of broadband, video, telephony, and mobile services to SMB customers. Business services and wholesale revenue decreased $1,316 for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to a decrease in SMB customers and a decrease in wholesale revenue, partially offset by an increase in revenue from our Lightpath business.
News and Advertising Revenue
News and advertising revenue for the three months ended March 31, 2025 and 2024 was $102,410 and $105,725, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), (ii) digital advertising, (iii) data analytics, and (iv) affiliation fees for news programming.

News and advertising revenue decreased $3,315 (3%) for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease was primarily due to lower linear advertising, partially offset by an increase in revenue resulting from an acquisition in the third quarter of 2024.
Other Revenue
Other revenue for the three months ended March 31, 2025 and 2024 was $18,087 and $11,903, respectively. Other revenue includes revenue from sales of mobile equipment and other miscellaneous revenue streams. Other revenue increased $6,184 (52%) for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily due to higher mobile equipment sales during 2025 as compared to the same period in 2024.
Programming and Other Direct Costs
Programming and other direct costs for the three months ended March 31, 2025 and 2024 amounted to $670,531 and $743,887, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs are impacted by increases in contractual rates, changes in the number of customers receiving certain programming services, new channel launches, and channel drops. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the cost of media for advertising spots sold, the cost of mobile devices sold to our customers and direct costs of providing mobile services.
The decrease in programming and other direct costs of $73,356 (10%) for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily attributable to the following:

Decrease in programming costs primarily due to lower video customers and the decrease in costs related to the temporary interruption of certain video programming, partially offset by net contractual rate increases	$(90,946)
Increase in cost of goods sold related to our mobile business	8,247
Increase in costs of media advertising spots for resale, primarily for digital spots	6,136
Other net increases	3,207
$(73,356)
Programming costs
Programming costs aggregated $504,756 and $595,702, for the three months ended March 31, 2025 and 2024, respectively. Our programming costs in 2025 will continue to be impacted by changes in the number of video customers, and by changes in programming rates, the latter of which we expect will increase.
Other Operating Expenses
Other operating expenses for the three months ended March 31, 2025 and 2024 amounted to $698,186 and $674,250, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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
The increase in other operating expenses of $23,936 (4%) for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was attributable to the following:

Net increase in labor related costs and benefits, partially offset by lower truck rolls and an increase in capitalizable activity	$9,197
Increase in marketing expenses, primarily related to the temporary interruption of certain video programming	5,200
Increase in repairs and maintenance costs (including software maintenance and data processing)	4,170
Increase in legal fees	3,156
Other net increases	2,213
$23,936
Restructuring, Impairments and Other Operating Items
Restructuring, impairments and other operating items for the three months ended March 31, 2025 and 2024 amounted to $21,622 and $51,253, respectively, and comprised the following:

	Three Months Ended March 31,
	2025	2024
Litigation settlements and contract termination costs(a)	$16,369	$37,136
Contractual payments for terminated employees	2,486	5,993
Facility realignment costs	571	5,304
Impairment of right-of-use operating lease assets	411	1,027
Other	1,785	1,793
	$21,622	$51,253

(a)Includes estimated amounts relating to certain legal matters and costs to early terminate contracts with vendors.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2025 and 2024 amounted to $418,485 and $388,391, respectively.
The increase in depreciation and amortization of $30,094 (8%) for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was due to increased depreciation related to asset additions in 2024 and 2025, including losses related to the disposal of plant and equipment and accelerated depreciation. This was partially offset by decreased expense related to assets that had become fully depreciated.
Adjusted EBITDA
Adjusted EBITDA amounted to $799,014 and $846,555 for the three months ended March 31, 2025 and 2024, respectively.
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
The decrease in Adjusted EBITDA of $47,541 (6%) for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was due to decreases in revenue, partially offset by net decreases in operating expenses during 2025 (excluding depreciation and amortization, share-based compensation, restructuring, impairments and other operating items), as discussed above.
Free Cash Flow (Deficit)
Free Cash Flow (Deficit) was $(168,641) for the three months ended March 31, 2025 as compared to $63,566 for the three months ended March 31, 2024. The decrease in Free Cash Flow of $232,207 was due to a decrease in net cash provided by operating activities (primarily from an increase in interest payments of $145,170) and an increase in capital expenditures.
Interest Expense, net
Interest expense, net was $428,016 for the three months ended March 31, 2025 as compared to $437,141 for the same period in the prior year. The decrease of $9,125 (2%) for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was attributable to the following:

Decrease primarily due to a decrease in interest rates	$(7,328)
Decrease related to higher interest income	(558)
Other net decreases, primarily amortization of deferred financing costs and original issue discounts	(2,901)
Lower capitalized interest related to FTTH network construction	1,662
$(9,125)
Gain (Loss) on Interest Rate Swap Contracts, net
Gain (loss) on interest rate swap contracts, net was $(1,719) for the three months ended March 31, 2025 compared to $42,303 for the three months ended March 31, 2024. These amounts represent the change in the fair value of our interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes. The gain for the three months ended March 31, 2024 included the gain related to our CSC Holdings interest rate swap agreements with an aggregate notional value of $3,000,000 that were terminated in September 2024.
Loss on Extinguishment of Debt and Write-off of Deferred Financing Costs
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $7,035 for the three months ended March 31, 2024 and related to the following:

Three months ended March 31, 2024
Repayment of CSC Holdings Term Loan B and Incremental Term Loan B-3	$(2,598)
Redemption of 5.250% Senior Notes and 5.250% Series B Senior Notes due June 2024	(4,437)
$(7,035)
Other Expense, net
Other expense, net amounted to $963 for the three months ended March 31, 2025 compared to $1,545 for the three months ended March 31, 2024. These amounts include the non-service benefit or cost components of our pension plans.
Income Tax Benefit (Expense)
For the three months ended March 31, 2025, we recorded a tax benefit of $15,964 on pre-tax loss of $87,235. The effective tax rate was lower than the U.S. statutory tax rate primarily due to the increase in tax deficiencies on share-based compensation.
For the three months ended March 31, 2024, we recorded a tax expense of $2,924 on pre-tax loss of $9,972, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to the impact of state tax expense, certain non-deductible expenses, and tax deficiencies on share-based compensation.
CSC HOLDINGS, LLC
The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Altice USA, except for the following (unaudited):

	Three Months Ended March 31,
	2025	2024

Net loss attributable to Altice USA stockholders	$(75,676)	$(21,193)
Adjustments to reconcile to net loss attributable to CSC Holdings' sole member:
Income tax benefit (expense)	488	—
Interest expense, net	(1,415)	—
Other operating expenses	(1,519)	—
Net loss attributable to CSC Holdings' sole member	$(78,122)	$(21,193)

	Three Months Ended March 31,
	2025	2024

Altice USA Adjusted EBITDA	$799,014	$846,555
Adjustments to reconcile to CSC Holdings' Adjusted EBITDA:
Other operating expenses	(1,519)	—
CSC Holdings Adjusted EBITDA	$797,495	$846,555
Refer to Altice USA's Management's Discussion and Analysis of Financial Condition and Results of Operations herein.
The following is a reconciliation of CSC Holdings' net income to Adjusted EBITDA (unaudited):

	CSC Holdings
	Three Months Ended March 31,
	2025	2024
Net loss	$(73,717)	$(12,896)
Income tax expense (benefit)	(16,452)	2,924
Other expense, net	963	1,545
Loss (gain) on interest rate swap contracts, net	1,719	(42,303)
Gain on investments and sale of affiliate interests	(5)	(292)
Loss on extinguishment of debt and write-off of deferred financing costs	—	7,035
Interest expense, net	429,431	437,141
Depreciation and amortization	418,485	388,391
Restructuring, impairments and other operating items	21,622	51,253
Share-based compensation	15,449	13,757
Adjusted EBITDA	$797,495	$846,555
Refer to Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.
The following is a reconciliation of CSC Holdings' net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	CSC Holdings
	Three Months Ended March 31,
	2025	2024
Net cash flows from operating activities	$189,707	$399,662
Less: Capital expenditures (cash)	356,124	336,095
Free Cash Flow (Deficit)	$(166,417)	$63,567
The differences in Adjusted EBITDA and Free Cash Flow between CSC Holdings and Altice USA relate to Captive who holds certain workers' compensation, general and automobile liabilities. See Note 14.

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
Presented below is financial information that reflects a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2025 and 2024 (unaudited).

	Three Months Ended March 31, 2025
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$(81,079)	$7,870	$(508)	$(73,717)
Income tax expense (benefit)	(17,430)	978	—	(16,452)
Other expense, net	406,828	24,761	519	432,108
Depreciation and amortization	388,412	30,084	(11)	418,485
Restructuring, impairments and other operating items	21,298	324	—	21,622
Share-based compensation	15,449	—	—	15,449
Adjusted EBITDA	$733,478	$64,017	$—	$797,495

	Three Months Ended March 31, 2024
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$(26,599)	$14,607	$(904)	$(12,896)
Income tax expense	811	2,113	—	2,924
Other expense, net	387,108	15,103	915	403,126
Depreciation and amortization	362,509	25,893	(11)	388,391
Restructuring, impairments and other operating items	50,958	295	—	51,253
Share-based compensation	13,757	—	—	13,757
Adjusted EBITDA	$788,544	$58,011	$—	$846,555
LIQUIDITY AND CAPITAL RESOURCES
Altice USA has no operations independent of its subsidiaries. Funding for our subsidiaries has generally been provided by cash flow from their respective operations, cash on hand and borrowings under the CSC Holdings revolving credit facility and the proceeds from the issuance of debt securities and borrowings under syndicated term loan facilities. Our decision as to the use of cash generated from operating activities, cash on hand, borrowings under the revolving credit facility or accessing the capital or credit markets has been based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, the timing of cash flow generation, the cost of borrowing under the revolving credit facility, and market conditions (including cost and availability of capital) in the debt capital and syndicated loan markets. We calculate net leverage ratios for our CSC Holdings Restricted Group and Lightpath debt silos as net debt to L2QA EBITDA (Adjusted EBITDA for the two most recent consecutive fiscal quarters multiplied by 2.0).
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

We believe existing cash balances, operating cash flows and availability under the CSC Holdings Restricted Group and Lightpath revolving credit facilities will provide adequate funds to support our current operating plan, make planned capital expenditures and fulfill our debt service requirements for the next twelve months. However, our ability to fund our operations, make planned capital expenditures, make scheduled payments on our indebtedness and repay at, or refinance our indebtedness prior to, maturity depends on our future operating performance and cash flows and our ability to access the capital and credit markets, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Competition, market disruptions or a deterioration in economic conditions could lead to lower demand for our products, as well as lower levels of advertising, and increased incidence of customers' inability to pay for the services we provide. These events could adversely impact our results of operations, cash flows and financial position. Although we currently believe amounts available under the CSC Holdings Restricted Group and Lightpath revolving credit facilities will be available when, and if, needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets or other conditions. The obligations of the financial institutions under the CSC Holdings Restricted Group and Lightpath revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.
In the longer term, we may not be able to generate sufficient cash from operations to fund anticipated capital expenditures, meet all existing future contractual payment obligations and repay our debt at maturity. As a result, we will be dependent on our ability to access the capital and credit markets to issue additional debt or equity or refinance existing debt obligations. We intend to raise significant amounts of funding over the next several years to fund capital expenditures, repay existing obligations and meet other obligations, and the failure to do so successfully could adversely affect our business. If we are unable to do so, we will need to take other actions including deferring capital expenditures, selling assets, seeking strategic investments from third parties or reducing discretionary uses of cash.
Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums (excluding accrued interest) as of March 31, 2025, as well as interest expense for the three months ended March 31, 2025:

	CSC Holdings Restricted Group	Lightpath	Altice USA/CSC Holdings
Debt outstanding (a):
Credit facility debt	$6,774,608	$671,548	$7,446,156
Senior guaranteed notes	10,675,331	—	10,675,331
Senior secured notes	—	446,196	446,196
Senior notes	6,172,994	410,534	6,583,528
Subtotal	23,622,933	1,528,278	25,151,211
Finance lease obligations	128,909	5,158	134,067
Supply chain financing	14,365	—	14,365
Total debt	$23,766,207	$1,533,436	$25,299,643
Interest expense (a):
Credit facility debt, senior notes, finance leases and supply chain financing	$406,315	$24,343	$430,658

(a)Excludes principal balance of notes payable to affiliate reflected on CSC Holdings balance sheet and the related interest expense which are eliminated in the Altice USA consolidated financial statements. See Note 14.

Payment Obligations Related to Debt
As of March 31, 2025, total amounts payable in connection with our outstanding obligations, including related interest, but excluding finance lease obligations and the impact of our interest swap agreements, are as follows:

	CSC Holdings Restricted Group	Lightpath	Altice USA/ CSC Holdings
2025	$1,233,767	$62,777	$1,296,544
2026	1,695,172	96,995	1,792,167
2027	7,507,706	1,208,340	8,716,046
2028 (a)	5,890,370	438,344	6,328,714
2029	4,385,844	—	4,385,844
Thereafter	9,128,219	—	9,128,219
Total	$29,841,078	$1,806,456	$31,647,534

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
CSC Holdings Credit Facilities
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which, as amended, currently provides for U.S. dollar term loans in an aggregate principal amount of $5,001,942, comprising (i) an incremental term loan amount of $3,000,000 ($2,850,000 outstanding at March 31, 2025) (the "Incremental Term Loan B-5") and (ii) and an incremental term loan in an aggregate amount of $2,001,942 ($1,961,903 outstanding at March 31, 2025) (the "Incremental Term Loan B-6"), and (iii) U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($2,000,000 outstanding at March 31, 2025) (the "CSC Revolving Credit Facility" and, together with the Incremental Term Loan B-5 and Incremental Term Loan B-6, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
During the three months ended March 31, 2025, CSC Holdings borrowed $450,000 under the CSC Revolving Credit Facility and repaid $150,000 of amounts outstanding under the CSC Revolving Credit Facility.
At March 31, 2025, $163,613 of the CSC Revolving Credit Facility was restricted for certain letters of credit issued on our behalf and $311,387 was undrawn and available, subject to covenant limitations.
As of March 31, 2025, CSC Holdings was in compliance with applicable financial covenants under the CSC Credit Facilities.

See Note 9 to our consolidated financial statements for further information regarding the CSC Credit Facilities Agreement.
Senior Guaranteed Notes and Senior Notes
As of March 31, 2025, CSC Holdings was in compliance with applicable financial covenants under each respective indenture by which the senior guaranteed notes and senior notes were issued.
Lightpath
Sources of cash for Lightpath include existing cash balances, operating cash flows from its operating subsidiaries and availability under its revolving credit facility.
Lightpath Credit Facility
Lightpath is party to an amended credit agreement (the "Amended Credit Agreement") which provides a term loan in an aggregate principal amount of $676,000 ($674,240 outstanding at March 31, 2025) and revolving loan commitments (the "Lightpath Revolving Credit Facility") in an aggregate principal amount of $115,000. As of March 31, 2025, $114,850 of the $115,000 from the Lightpath Revolving Credit Facility was undrawn and available.
Under the Amended Credit Agreement, $95,000 of the aggregate principal amount of the Lightpath Revolving Credit Facility will mature on the earlier of (i) June 15, 2027 and (ii) the date that is five business days after any Extension Breach Date (as defined in the Amended Credit Agreement). The remaining $20,000 of the aggregate principal amount of the Lightpath Revolving Credit Facility will mature on November 30, 2025 (as defined in the Amended Credit Agreement).
In January 2025, Lightpath entered into a refinancing amendment (the "Refinancing Amendment") to its Amended Credit Agreement, which refinanced all of the term loans outstanding immediately prior to giving effect to the Refinancing Amendment in order to reduce the applicable margins with respect thereto from (i) with respect to any alternate base rate loan, 2.25% per annum to 2.00% per annum and (ii) with respect to any Term SOFR loan, 3.25% per annum to 3.00%. Additionally, after giving effect to the Refinancing Amendment, interest on borrowings made under the refinanced term loan facility are calculated without giving effect to the spread adjustments (0.11448%, 0.26161% and 0.42826% for interest periods of one, three and six months, respectively) initially provided for under the Amended Credit Agreement.
As of March 31, 2025, Lightpath was in compliance with applicable financial covenants under the Amended Credit Agreement and with applicable financial covenants under each respective indenture by which its senior secured notes and senior notes were issued.
See Note 9 to our consolidated financial statements for further information on the above debt obligations.
Lightpath Senior Secured Notes and Senior Notes
As of March 31, 2025, Lightpath was in compliance with applicable financial covenants under each respective indenture by which the senior secured notes and senior notes were issued.
Fair Value of Debt
At March 31, 2025, the fair value of our fixed rate debt, comprised of our senior guaranteed and senior secured notes, senior notes, and supply chain financing of $13,118,759 was lower than its carrying value of $17,719,420 by $4,600,661. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. Our floating rate borrowings, comprised of our term loans and revolving credit facilities bear interest in reference to current SOFR-based market rates and thus their principal values approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2025 would increase the estimated fair value of our fixed rate debt by $455,565 to $13,574,324. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and effectively convert fixed rate borrowings to variable rates to permit us to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. See Note 10 to our consolidated financial statements for a summary of interest rate swap contracts outstanding at March 31, 2025. Our outstanding interest rate swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statements of operations. For the three months ended March 31, 2025, we recorded a loss on interest rate swap contracts of $1,719, and had a fair value at March 31, 2025 of $4,970 recorded as other assets, long-term and $369 recorded as other liabilities, long-term on the consolidated balance sheet.
As of March 31, 2025, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Capital Expenditures
The following table presents our capital expenditures:

	Three Months Ended March 31,
	2025	2024
Customer premise equipment	$121,849	$103,312
Network infrastructure	113,290	113,418
Support and other	66,499	60,300
Business Services	54,486	59,065
Capital expenditures (cash basis)	356,124	336,095
Right-of-use assets acquired in exchange for finance lease obligations	5,967	8,290
Notes payable issued to vendor for the purchase of equipment and other assets	—	36,278
Change in accrued and unpaid purchases and other	(17,352)	3,389
Capital expenditures (accrual basis)	$344,739	$384,052
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
Cash Flow Discussion
Altice USA
Operating Activities
Net cash provided by operating activities amounted to $187,483 for the three months ended March 31, 2025 compared to $399,661 for the three months ended March 31, 2024.
The decrease in net cash provided by operating activities of $212,178 in 2025 as compared to 2024 resulted from a decrease in net income before depreciation and amortization and other non-cash items of $257,494, partially offset by an increase of $45,316 due to changes in working capital (including an increase in interest payments of $145,170 and a decrease in tax payments of $12,428) as a result of the timing of payments of liabilities, and collections of accounts receivable, among other items.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 was $363,549 compared to $335,777 for the three months ended March 31, 2024. Our investing activities consisted primarily of capital expenditures of $356,124 and $336,095 for the three months ended March 31, 2025 and 2024, respectively.
Financing Activities
Net cash provided by (used in) financing activities amounted to $198,727 for the three months ended March 31, 2025, compared to $(80,876) for the three months ended March 31, 2024.

In 2025, our financing activities consisted primarily of proceeds from long-term debt of $450,000, partially offset by the repayment of debt of $220,014, principal payments on finance lease obligations of $17,262 and other cash payments of $13,997.
In 2024, our financing activities consisted primarily of the repayment of debt of $2,967,306 and principal payments on finance lease obligations of $35,396 partially offset by proceeds from long-term debt of $2,950,000.
CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $189,707 for the three months ended March 31, 2025 compared to $399,662 for the three months ended March 31, 2024.
The decrease in cash provided by operating activities of $209,955 in 2025 as compared to 2024 resulted from a decrease in net income before depreciation and amortization and other non-cash items of $259,940, partially offset by an increase of $49,985 due to changes in working capital (including an increase in interest payments of $146,507 and a decrease in tax payments of $12,428) as a result of the timing of payments of liabilities and collections of accounts receivable, among other items.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 was $363,549 compared to $335,777 for the three months ended March 31, 2024. CSC Holdings' investing activities consisted primarily of capital expenditures of $356,124 and $336,095 for the three months ended March 31, 2025 and 2024, respectively.
Financing Activities
Net cash provided by (used in) financing activities amounted to $196,677 for the three months ended March 31, 2025, compared to $(80,876) for the three months ended March 31, 2024.
In 2025, CSC Holdings' financing activities consisted primarily of proceeds from long-term debt of $450,000, partially offset by repayment of debt of $222,014, principal payments on finance lease obligations of $17,262, distributions to parent of $8,547 and other cash payments of $5,500.
In 2024, CSC Holdings' financing activities consisted primarily of the repayment of debt of $2,967,306 and principal payments on finance lease obligations of $35,396, partially offset by proceeds from long-term debt of $2,950,000.
Commitments and Contingencies
As of March 31, 2025, our commitments and contingencies not reflected on our balance sheet decreased to approximately $4,700,000 as compared to approximately $4,900,000 as of December 31, 2024. This decrease relates primarily to payments made in 2025 pursuant to programming commitments and a reduction in programming commitments due to a decrease in the number of video customers as of March 31, 2025 as compared to December 31, 2024.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control
During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
101
The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 filed with the Securities and Exchange Commission on May 8, 2025 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Stockholders' Deficiency; (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.

Date:	May 8, 2025		/s/ Marc Sirota
		By:	Marc Sirota Chief Financial Officer