Form 10-Q
period 2025-06-30
Altice USA, Inc.
filed 2025-08-07
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	NYSE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Number of shares of common stock outstanding as of August 1, 2025	468,650,196

ALTICE USA, INC. AND SUBSIDIARIES
FORM 10-Q

Part I.        FINANCIAL INFORMATION
Item 1.     Financial Statements

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
	June 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$247,290	$256,534
Restricted cash	293	290
Accounts receivable, trade (less allowance for credit losses of $25,232 and $24,232, respectively)	299,592	332,271
Prepaid expenses and other current assets ($270 and $314 due from affiliates, respectively)	192,093	141,897
Total current assets	739,268	730,992
Property, plant and equipment, net of accumulated depreciation of $9,240,367 and $8,762,014, respectively	8,459,244	8,414,632
Right-of-use operating lease assets	253,571	248,013
Other assets	99,417	94,403
Amortizable intangibles, net of accumulated amortization of $6,336,543 and $6,190,154, respectively	815,104	960,805
Indefinite-lived cable franchise rights	13,211,308	13,211,308
Goodwill	8,041,217	8,041,217
Total assets	$31,619,129	$31,701,370
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$925,034	$971,499
Interest payable	402,966	406,208
Accrued employee related costs	163,455	191,990
Deferred revenue	104,286	74,167
Debt	72,162	185,473
Other current liabilities ($41,972 and $26,944 due to affiliates, respectively)	573,907	425,459
Total current liabilities	2,241,810	2,254,796
Other liabilities	330,206	320,435
Deferred tax liability	4,196,025	4,455,840
Right-of-use operating lease liability	261,593	255,116
Long-term debt, net of current maturities	25,214,989	24,872,015
Total liabilities	32,244,623	32,158,202
Commitments and contingencies (Note 15)
Stockholders' Deficiency:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 285,388,580 shares issued and 284,420,951 outstanding as of June 30, 2025 and 279,948,159 shares issued and 278,980,530 outstanding as of December 31, 2024	2,854	2,799
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 184,223,813 shares outstanding as of June 30, 2025 and 184,224,015 shares outstanding as of December 31, 2024	1,842	1,842
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	247,891	233,953
Accumulated deficit	(875,920)	(703,993)
	(623,333)	(465,399)
Treasury stock, at cost (967,629 shares of Class A common stock as of June 30, 2025 and December 31, 2024, respectively)	(10)	(10)
Accumulated other comprehensive loss	(772)	(3,826)
Total Altice USA stockholders' deficiency	(624,115)	(469,235)
Noncontrolling interests	(1,379)	12,403
Total stockholders' deficiency	(625,494)	(456,832)
Total liabilities and stockholders' deficiency	$31,619,129	$31,701,370
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue (including revenue from affiliates of $43, $102, $161, and $312 respectively) (See Note 14)	$2,147,203	$2,240,755	$4,299,485	$4,491,690
Operating expenses:
Programming and other direct costs (including charges from affiliates of $943, $3,147, $2,541, and $6,502, respectively) (See Note 14)	662,690	719,460	1,333,221	1,463,347
Other operating expenses (including charges from affiliates of $12,540, $8,470, $25,462, and $20,759 respectively) (See Note 14)	696,867	670,542	1,395,053	1,344,792
Restructuring, impairments and other operating items (See Note 7)	66,826	(46,599)	88,448	4,654
Depreciation and amortization	409,697	395,770	828,182	784,161
	1,836,080	1,739,173	3,644,904	3,596,954
Operating income	311,123	501,582	654,581	894,736
Other income (expense):
Interest expense, net	(444,659)	(442,955)	(872,675)	(880,096)
Gain on investments and sale of affiliate interests	—	—	5	292
Gain (loss) on interest rate swap contracts, net	430	13,574	(1,289)	55,877
Loss on extinguishment of debt and write-off of deferred financing costs	(1,693)	—	(1,693)	(7,035)
Other expense, net	(834)	(1,486)	(1,797)	(3,031)
	(446,756)	(430,867)	(877,449)	(833,993)
Income (loss) before income taxes	(135,633)	70,715	(222,868)	60,743
Income tax benefit (expense)	47,647	(49,013)	63,611	(51,937)
Net income (loss)	(87,986)	21,702	(159,257)	8,806
Net income attributable to noncontrolling interests	(8,265)	(6,341)	(12,670)	(14,638)
Net income (loss) attributable to Altice USA, Inc. stockholders	$(96,251)	$15,361	$(171,927)	$(5,832)
Net income (loss) per share:
Basic net income (loss) per share attributable to Altice USA, Inc. stockholders	$(0.21)	$0.03	$(0.37)	$(0.01)
Basic weighted average common shares (in thousands)	467,744	459,995	466,311	458,682
Diluted income (loss) per share attributable to Altice USA, Inc. stockholders	$(0.21)	$0.03	$(0.37)	$(0.01)
Diluted weighted average common shares (in thousands)	467,744	459,995	466,311	458,682
Cash dividends declared per common share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(87,986)	$21,702	$(159,257)	$8,806
Other comprehensive income (loss):
Defined benefit pension plans	4,511	3,609	2,971	9,434
Applicable income taxes	(1,216)	(980)	(801)	(2,550)
Defined benefit pension plans, net of income taxes	3,295	2,629	2,170	6,884
Foreign currency translation adjustment	938	(205)	884	(817)
Other comprehensive income (loss)	4,233	2,424	3,054	6,067
Comprehensive income (loss)	(83,753)	24,126	(156,203)	14,873
Comprehensive income attributable to noncontrolling interests	(8,265)	(6,341)	(12,670)	(14,638)
Comprehensive income (loss) attributable to Altice USA, Inc. stockholders	$(92,018)	$17,785	$(168,873)	$235

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Altice USA Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2025	$2,799	$1,842	$233,953	$(703,993)	$(10)	$(3,826)	$(469,235)	$12,403	$(456,832)
Net loss attributable to Altice USA stockholders	—	—	—	(75,676)	—	—	(75,676)	—	(75,676)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	4,405	4,405
Pension liability adjustments, net of income taxes	—	—	—	—	—	(1,125)	(1,125)	—	(1,125)
Foreign currency translation adjustment	—	—	—	—	—	(54)	(54)	—	(54)
Share-based compensation expense (equity classified)	—	—	11,587	—	—	—	11,587	—	11,587
Other, net	46	—	(8,543)	—	—	—	(8,497)	—	(8,497)
Balance at March 31, 2025	$2,845	$1,842	$236,997	$(779,669)	$(10)	$(5,005)	$(543,000)	$16,808	$(526,192)
Net loss attributable to Altice USA stockholders	—	—	—	(96,251)	—	—	(96,251)	—	(96,251)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	8,265	8,265
Pension liability adjustments, net of income taxes	—	—	—	—	—	3,295	3,295	—	3,295
Foreign currency translation adjustment	—	—	—	—	—	938	938	—	938
Share-based compensation expense (equity classified)	—	—	12,054	—	—	—	12,054	—	12,054
Distributions to non-controlling interests	—	—	—	—	—	—	—	(26,452)	(26,452)
Other, net	9	—	(1,160)	—	—	—	(1,151)	—	(1,151)
Balance at June 30, 2025	$2,854	$1,842	$247,891	$(875,920)	$(10)	$(772)	$(624,115)	$(1,379)	$(625,494)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (Continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Altice USA Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2024	$2,718	$1,842	$187,186	$(601,075)	$—	$(12,851)	$(422,180)	$(12,238)	$(434,418)
Net loss attributable to Altice USA stockholders	—	—	—	(21,193)	—	—	(21,193)	—	(21,193)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	8,297	8,297
Pension liability adjustments, net of income taxes	—	—	—	—	—	4,255	4,255	—	4,255
Foreign currency translation adjustment	—	—	—	—	—	(612)	(612)	—	(612)
Share-based compensation expense (equity classified)	—	—	6,484	—	—	—	6,484	—	6,484
Other, net	49	—	2,043	—	(10)	—	2,082	—	2,082
Balance at March 31, 2024	2,767	1,842	195,713	(622,268)	(10)	(9,208)	(431,164)	(3,941)	(435,105)
Net income attributable to Altice USA stockholders	—	—	—	15,361	—	—	15,361	—	15,361
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	6,341	6,341
Pension liability adjustments, net of income taxes	—	—	—	—	—	2,629	2,629	—	2,629
Foreign currency translation adjustment	—	—	—	—	—	(205)	(205)	—	(205)
Share-based compensation expense (equity classified)	—	—	15,147	—	—	—	15,147	—	15,147
Other, net	6	—	(868)	—	—	—	(862)	—	(862)
Balance at June 30, 2024	$2,773	$1,842	$209,992	$(606,907)	$(10)	$(6,784)	$(399,094)	$2,400	$(396,694)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(159,257)	$8,806
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	828,182	784,161
Gain on investments and sale of affiliate interest	(5)	(292)
Loss on extinguishment of debt and write-off of deferred financing costs	1,693	7,035
Amortization of deferred financing costs and discounts (premiums) on indebtedness	8,138	11,123
Share-based compensation expense	31,615	30,181
Deferred income taxes	(260,615)	(9,818)
Decrease in right-of-use assets	22,401	22,701
Allowance for credit losses	30,589	45,932
Other	1,253	3,674
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	2,590	(8,230)
Prepaid expenses and other assets	(62,685)	(119,050)
Amounts due from and due to affiliates	15,072	(49,742)
Accounts payable and accrued liabilities	114,732	(114,064)
Interest payable	(3,242)	93,110
Deferred revenue	23,425	(835)
Interest rate swap contracts	5,562	1,763
Net cash provided by operating activities	599,448	706,455
Cash flows from investing activities:
Capital expenditures	(739,643)	(683,816)
Payments for acquisitions, net of cash acquired	(7,616)	(2,025)
Other, net	1,704	(52)
Net cash used in investing activities	(745,555)	(685,893)
Cash flows from financing activities:
Proceeds from long-term debt	675,000	3,775,000
Repayment of debt	(404,839)	(3,635,449)
Principal payments on finance lease obligations	(92,579)	(68,788)
Payment related to acquisition of noncontrolling interest	—	(7,261)
Additions to deferred financing costs	—	(17,553)
Distributions to noncontrolling interests	(26,452)	—
Other, net	(15,148)	(5,638)
Net cash provided by financing activities	135,982	40,311
Net increase (decrease) in cash and cash equivalents	(10,125)	60,873
Effect of exchange rate changes on cash and cash equivalents	884	(817)
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,241)	60,056
Cash, cash equivalents and restricted cash at beginning of year	256,824	302,338
Cash, cash equivalents and restricted cash at end of period	$247,583	$362,394
See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except unit amounts)
	June 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$236,255	$246,326
Restricted cash	293	290
Accounts receivable, trade (less allowance for credit losses of $25,232 and $24,232, respectively)	299,592	332,271
Prepaid expenses and other current assets ($270 and $905 due from affiliates, respectively)	192,260	142,694
Total current assets	728,400	721,581
Property, plant and equipment, net of accumulated depreciation of $9,240,367 and $8,762,014, respectively	8,459,244	8,414,632
Right-of-use operating lease assets	253,571	248,013
Other assets	112,593	108,855
Amortizable intangibles, net of accumulated amortization of $6,336,543 and $6,190,154, respectively	815,104	960,805
Indefinite-lived cable franchise rights	13,211,308	13,211,308
Goodwill	8,041,217	8,041,217
Total assets	$31,621,437	$31,706,411

LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$925,034	$971,499
Interest payable	402,966	406,208
Accrued employee related costs	163,455	191,990
Deferred revenue	104,286	74,167
Notes payable to affiliate (Note 14)	86,500	90,500
Debt	72,162	185,473
Other current liabilities ($41,978 and $26,944 due to affiliates, respectively)	556,513	407,540
Total current liabilities	2,310,916	2,327,377
Other liabilities	273,721	255,683
Deferred tax liability	4,196,025	4,455,840
Right-of-use operating lease liability	261,593	255,116
Long-term debt, net of current maturities	25,214,989	24,872,015
Total liabilities	32,257,244	32,166,031
Commitments and contingencies (Note 15)
Member's deficiency (100 membership units issued and outstanding)	(633,656)	(468,197)
Accumulated other comprehensive loss	(772)	(3,826)
Total member's deficiency	(634,428)	(472,023)
Noncontrolling interests	(1,379)	12,403
Total deficiency	(635,807)	(459,620)
Total liabilities and member's deficiency	$31,621,437	$31,706,411

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue (including revenue from affiliates of $43, $102, $161, and $312, respectively) (See Note 14)	$2,147,203	$2,240,755	$4,299,485	$4,491,690
Operating expenses:
Programming and other direct costs (including charges from affiliates of $943, $3,147, $2,541, and $6,502, respectively) (See Note 14)	662,690	719,460	1,333,221	1,463,347
Other operating expenses (including charges from affiliates of $12,540, $8,470, $25,462, and $20,759, respectively) (See Note 14)	701,609	670,542	1,401,314	1,344,792
Restructuring, impairments and other operating items (See Note 7)	66,826	(46,599)	88,448	4,654
Depreciation and amortization	409,697	395,770	828,182	784,161
	1,840,822	1,739,173	3,651,165	3,596,954
Operating income	306,381	501,582	648,320	894,736
Other income (expense):
Interest expense, net	(446,062)	(442,955)	(875,493)	(880,096)
Gain on investments and sale of affiliate interests	—	—	5	292
Gain (loss) on interest rate swap contracts, net	430	13,574	(1,289)	55,877
Loss on extinguishment of debt and write-off of deferred financing costs	(1,693)	—	(1,693)	(7,035)
Other expense, net	(834)	(1,486)	(1,797)	(3,031)
	(448,159)	(430,867)	(880,267)	(833,993)
Income (loss) before income taxes	(141,778)	70,715	(231,947)	60,743
Income tax benefit (expense)	48,760	(49,013)	65,212	(51,937)
Net income (loss)	(93,018)	21,702	(166,735)	8,806
Net income attributable to noncontrolling interests	(8,265)	(6,341)	(12,670)	(14,638)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(101,283)	$15,361	$(179,405)	$(5,832)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(93,018)	$21,702	$(166,735)	$8,806
Other comprehensive income (loss):
Defined benefit pension plans	4,511	3,609	2,971	9,434
Applicable income taxes	(1,216)	(980)	(801)	(2,550)
Defined benefit pension plans, net of income taxes	3,295	2,629	2,170	6,884
Foreign currency translation adjustment	938	(205)	884	(817)
Other comprehensive income (loss)	4,233	2,424	3,054	6,067
Comprehensive income (loss)	(88,785)	24,126	(163,681)	14,873
Comprehensive income attributable to noncontrolling interests	(8,265)	(6,341)	(12,670)	(14,638)
Comprehensive loss attributable to CSC Holdings, LLC sole member	$(97,050)	$17,785	$(176,351)	$235

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER'S DEFICIENCY
(In thousands)
(Unaudited)

	Member's Deficiency	Accumulated Other Comprehensive Loss	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2025	$(468,197)	$(3,826)	$(472,023)	$12,403	$(459,620)
Net loss attributable to CSC Holdings, LLC sole member	(78,122)	—	(78,122)	—	(78,122)
Net income attributable to noncontrolling interests	—	—	—	4,405	4,405
Pension liability adjustments, net of income taxes	—	(1,125)	(1,125)	—	(1,125)
Foreign currency translation adjustment	—	(54)	(54)	—	(54)
Share-based compensation expense (equity classified)	11,587	—	11,587	—	11,587
Cash distributions to parent	(8,547)	—	(8,547)	—	(8,547)
Balance at March 31, 2025	(543,279)	(5,005)	(548,284)	16,808	(531,476)
Net loss attributable to CSC Holdings, LLC sole member	(101,283)	—	(101,283)	—	(101,283)
Net income attributable to noncontrolling interests	—	—	—	8,265	8,265
Pension liability adjustments, net of income taxes	—	3,295	3,295	—	3,295
Foreign currency translation adjustment	—	938	938	—	938
Share-based compensation expense (equity classified)	12,054	—	12,054	—	12,054
Distributions to non-controlling interests	—	—	—	(26,452)	(26,452)
Distributions to parent	(1,148)	—	(1,148)	—	(1,148)
Balance at June 30, 2025	$(633,656)	$(772)	$(634,428)	$(1,379)	$(635,807)

Balance at January 1, 2024	$(412,836)	$(12,851)	$(425,687)	$(12,238)	$(437,925)
Net loss attributable to CSC Holdings, LLC sole member	(21,193)	—	(21,193)	—	(21,193)
Net income attributable to noncontrolling interests	—	—	—	8,297	8,297
Pension liability adjustments, net of income taxes	—	4,255	4,255	—	4,255
Foreign currency translation adjustment	—	(612)	(612)	—	(612)
Share-based compensation expense (equity classified)	6,484	—	6,484	—	6,484
Cash distributions to parent	(3,775)	—	(3,775)	—	(3,775)
Non-cash contributions from parent	5,858	—	5,858	—	5,858
Balance at March 31, 2024	(425,462)	(9,208)	(434,670)	(3,941)	(438,611)
Net income attributable to CSC Holdings, LLC sole member	15,361	—	15,361	—	15,361
Net income attributable to noncontrolling interests	—	—	—	6,341	6,341
Pension liability adjustments, net of income taxes	—	2,629	2,629	—	2,629
Foreign currency translation adjustment	—	(205)	(205)	—	(205)
Share-based compensation expense (equity classified)	15,147	—	15,147	—	15,147
Cash distributions to parent	(863)	—	(863)	—	(863)
Balance at June 30, 2024	$(395,817)	$(6,784)	$(402,601)	$2,400	$(400,201)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(166,735)	$8,806
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	828,182	784,161
Gain on investments and sale of affiliate interests	(5)	(292)
Loss on extinguishment of debt and write-off of deferred financing costs	1,693	7,035
Amortization of deferred financing costs and discounts (premiums) on indebtedness	8,138	11,123
Share-based compensation expense	31,615	30,181
Deferred income taxes	(260,615)	(9,818)
Decrease in right-of-use assets	22,401	22,701
Allowance for credit losses	30,589	45,932
Other	1,253	3,674
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	2,590	(8,230)
Prepaid expenses and other assets	(61,370)	(119,050)
Amounts due from and due to affiliates	15,712	(49,742)
Accounts payable and accrued liabilities	123,518	(114,063)
Interest payable	(3,242)	93,110
Deferred revenue	23,425	(835)
Interest rate swap contracts	5,562	1,763
Net cash provided by operating activities	602,711	706,456
Cash flows from investing activities:
Capital expenditures	(739,643)	(683,816)
Payments for acquisitions, net of cash acquired	(7,616)	(2,025)
Other, net	1,704	(52)
Net cash used in investing activities	(745,555)	(685,893)
Cash flows from financing activities:
Proceeds from long-term debt	675,000	3,775,000
Repayment of debt	(408,839)	(3,635,449)
Distributions to parent	(9,738)	—
Principal payments on finance lease obligations	(92,579)	(68,788)
Payment related to acquisition of a noncontrolling interest	—	(7,261)
Additions to deferred financing costs	—	(17,553)
Other, net	(5,500)	(5,638)
Distributions to noncontrolling interests	(26,452)	—
Net cash provided by financing activities	131,892	40,311
Net increase (decrease) in cash and cash equivalents	(10,952)	60,874
Effect of exchange rate changes on cash and cash equivalents	884	(817)
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,068)	60,057
Cash, cash equivalents and restricted cash at beginning of year	246,616	302,331
Cash, cash equivalents and restricted cash at end of period	$236,548	$362,388
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
NOTE 4.    REVENUE
The following table presents the composition of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Residential:
Broadband	$885,139	$914,989	$1,784,700	$1,831,983
Video	660,540	739,445	1,326,108	1,495,039
Telephony	64,633	71,703	131,045	142,668
Mobile	37,621	27,479	74,320	52,372
Residential revenue	1,647,933	1,753,616	3,316,173	3,522,062
Business services and wholesale	361,788	369,290	725,333	734,151
News and advertising	118,771	105,280	221,181	211,005
Other	18,711	12,569	36,798	24,472
Total revenue	$2,147,203	$2,240,755	$4,299,485	$4,491,690
We are assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collect such taxes from our customers. In instances where the tax is being assessed directly on us, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three and six months ended June 30, 2025, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $50,585 and $102,155, respectively. For the three and six months ended June 30, 2024, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $53,460 and $108,154, respectively.
Customer Contract Costs
Deferred enterprise sales commission costs are included in other current and noncurrent assets in the consolidated balance sheets and totaled $20,130 and $19,743 as of June 30, 2025 and December 31, 2024, respectively.
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
Concentration of Credit Risk
We did not have a single customer that represented 10% or more of our consolidated revenues for the three and six months ended June 30, 2025 and 2024 or 10% or more of our consolidated net trade receivables at June 30, 2025 and December 31, 2024, respectively.
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
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income per share attributable to Altice USA stockholders:

Three Months Ended June 30, 2024
(in thousands)
Basic weighted average shares outstanding	459,995
Effect of dilution:
Restricted stock	—
Deferred cash-denominated awards	—
Diluted weighted average shares outstanding	459,995

Weighted average shares excluded from diluted weighted average shares outstanding:
Anti-dilutive shares	55,201
Share-based compensation awards whose performance metrics have not been achieved	17,555
Net income (loss) per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Altice USA.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
Our non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2025	2024
Non-Cash Investing and Financing Activities:
Altice USA and CSC Holdings:
Capital expenditures accrued but unpaid	$275,827	$325,623
Notes payable issued for the purchase of equipment and other assets	—	50,642
Right-of-use assets acquired in exchange for finance lease obligations	18,202	15,077
Other non-cash investing and financing transactions	—	1,384
Supplemental Data:
Altice USA and CSC Holdings:
Cash interest paid, net of capitalized interest of $— and $2,720, respectively	872,995	779,726
Income taxes paid (refunded), net	72,458	176,149
CSC Holdings:
Cash interest paid relating to a note payable to Captive (see Note 14)	2,657	—
NOTE 7.    RESTRUCTURING, IMPAIRMENTS AND OTHER OPERATING ITEMS
Our restructuring, impairments and other operating items are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Litigation settlements and contract termination costs (a) (b)	$(11,311)	$(54,962)	$5,058	$(17,826)
Contractual payments for terminated employees (c)	67,902	5,869	70,388	11,862
Facility realignment costs	261	(1,757)	832	3,547
Impairment of right-of-use operating lease assets	915	1,935	1,326	2,962
Transaction costs and other	9,059	2,316	10,844	4,109
	$66,826	$(46,599)	$88,448	$4,654

(a)Amounts for the 2025 periods reflect estimated amounts for certain legal matters, including adjustments to these estimates, and costs to early terminate contracts with vendors.
(b)Amounts for the three and six months ended June 30, 2024 include a credit resulting from the waiver of a payment obligation in June 2024 related to a patent infringement settlement agreement reached in the fourth quarter of 2022 and a credit resulting from the indemnification from a supplier related to this matter. Offsetting these credits was an expense, net of insurance recoveries, in connection with the settlement of other significant litigation and costs to early terminate contracts with vendors.
(c)Includes costs related to our workforce management initiatives, including costs related to a voluntary retirement program.

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
The following table summarizes information relating to our acquired amortizable intangible assets:

	As of June 30, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,089,105	$(5,282,174)	$806,931	$6,089,050	$(5,137,180)	$951,870	1 to 18 years
Trade names	1,010,000	(1,010,000)	—	1,010,000	(1,010,000)	—	4 to 7 years
Other amortizable intangibles	52,542	(44,369)	8,173	51,909	(42,974)	8,935	1 to 15 years
	$7,151,647	$(6,336,543)	$815,104	$7,150,959	$(6,190,154)	$960,805
Amortization expense for the three and six months ended June 30, 2025 aggregated $72,319 and $146,389, respectively, and $83,084 and $167,108 for the three and six months ended June 30, 2024, respectively.
Goodwill and the value of indefinite-lived cable franchises acquired in business combinations are not amortized. Rather, such assets are tested for impairment annually as of October 1, or whenever events or changes in circumstances indicate that it is more likely than not that the assets may be impaired. A deterioration in the Company’s operating performance, projected future performance or broader macro-economic conditions could be a triggering event that would require testing and may result in an impairment charge prior to the annual testing date. The carrying amount of indefinite-lived cable franchise rights was $13,211,308 and goodwill was $8,041,217 as of June 30, 2025 and December 31, 2024.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
NOTE 9.    DEBT
The following table provides details of our outstanding debt:

		Interest Rate at June 30, 2025	June 30, 2025		December 31, 2024
Date Issued	Maturity Date		Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
October 18, 2018	April 1, 2028	7.500%	$4,118	$4,115	$4,118	$4,115
November 27, 2018	April 1, 2028	7.500%	1,045,882	1,045,235	1,045,882	1,045,130
July 10 and October 7, 2019	January 15, 2030	5.750%	2,250,000	2,270,215	2,250,000	2,272,150
June 16 and August 17, 2020	December 1, 2030	4.625%	2,325,000	2,352,685	2,325,000	2,354,856
May 13, 2021	November 15, 2031	5.000%	500,000	498,762	500,000	498,681
			6,125,000	6,171,012	6,125,000	6,174,932
CSC Holdings Senior Guaranteed Notes:
September 23, 2016	April 15, 2027	5.500%	1,310,000	1,308,701	1,310,000	1,308,363
January 29, 2018	February 1, 2028	5.375%	1,000,000	997,323	1,000,000	996,853
January 31, 2019	February 1, 2029	6.500%	1,750,000	1,748,592	1,750,000	1,748,423
June 16, 2020	December 1, 2030	4.125%	1,100,000	1,097,166	1,100,000	1,096,940
August 17, 2020	February 15, 2031	3.375%	1,000,000	998,021	1,000,000	997,864
May 13, 2021	November 15, 2031	4.500%	1,500,000	1,496,319	1,500,000	1,496,075
April 25, 2023	May 15, 2028	11.250%	1,000,000	995,768	1,000,000	995,174
January 25, 2024	January 31, 2029	11.750%	2,050,000	2,035,356	2,050,000	2,033,786
			10,710,000	10,677,246	10,710,000	10,673,478
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility (b)	July 13, 2027	6.662%	2,075,000	2,073,026	1,700,000	1,697,559
Incremental Term Loan B-5 (c)	April 15, 2027	9.000%	2,842,500	2,836,150	2,857,500	2,849,460
Incremental Term Loan B-6 (d)	January 15, 2028	8.812%	1,956,898	1,931,249	1,966,908	1,936,863
			6,874,398	6,840,425	6,524,408	6,483,882
Lightpath Senior Notes:
September 29, 2020	September 15, 2028	5.625%	415,000	410,825	415,000	410,249
Lightpath Senior Secured Notes:
September 29, 2020	September 15, 2027	3.875%	450,000	446,564	450,000	445,836
Lightpath Term Loan (e)	November 30, 2027	7.312%	672,554	670,094	676,000	673,107
Lightpath Revolving Credit Facility (f)			—	—	—	—
			1,537,554	1,527,483	1,541,000	1,529,192
Finance lease obligations			70,985	70,985	145,362	145,362
Supply chain financing			—	—	50,642	50,642
			25,317,937	25,287,151	25,096,412	25,057,488
Less: current portion of credit facility debt			(56,762)	(56,762)	(57,061)	(57,061)
Less: current portion of finance lease obligations			(15,400)	(15,400)	(77,770)	(77,770)
Less: current portion of supply chain financing			—	—	(50,642)	(50,642)
			(72,162)	(72,162)	(185,473)	(185,473)
Long-term debt			$25,245,775	$25,214,989	$24,910,939	$24,872,015

(a)The carrying amount is net of the unamortized deferred financing costs and discounts/premiums, as applicable.
(b)At June 30, 2025, $161,552 of the revolving credit facility was restricted for certain letters of credit issued on our behalf and $238,448 of the $2,475,000 facility was undrawn and available, subject to covenant limitations. The revolving credit facility bears interest at a rate of Secured Overnight Financing Rate ("SOFR") (plus a credit adjustment spread of 0.10%) plus 2.25% per annum.
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
(e)See discussion below under "Lightpath Credit Facility" regarding the Refinancing Amendment.
(f)At June 30, 2025, $2,188 of the revolving credit facility was restricted for certain letters of credit issued on Lightpath's behalf and $112,812 of the $115,000 in revolving loan commitments were undrawn and available, subject to covenant limitations.
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
CSC Holdings Revolving Credit Facility
During the six months ended June 30, 2025, CSC Holdings borrowed $675,000 under its revolving credit facility and repaid $300,000 of amounts outstanding under its revolving credit facility.
Lightpath Credit Facility
Lightpath is party to an amended credit agreement (the "Amended Credit Agreement") which provides a term loan in an aggregate principal amount of $676,000 ($672,554 outstanding at June 30, 2025) and revolving loan commitments (the "Lightpath Revolving Credit Facility") in an aggregate principal amount of $115,000.
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
Debt Compliance
As of June 30, 2025, CSC Holdings and Lightpath were in compliance with applicable financial covenants under their respective credit facilities and with applicable financial covenants under each respective indenture by which the senior guaranteed notes, senior secured notes and senior notes were issued.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
Summary of Debt Maturities
The future principal payments under our various debt obligations outstanding as of June 30, 2025, excluding finance lease obligations, are as follows:

2025	$28,380
2026	56,762
2027	7,314,960
2028 (a)	5,371,850
2029	3,800,000
Thereafter	8,675,000

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
The following represents the location of the assets associated with our derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at
		June 30, 2025	December 31, 2024
Asset Derivatives:
Interest rate swap contracts	Other assets, long-term	$3,402	$8,466

Liability Derivatives:
Interest rate swap contracts	Other liabilities, long-term	$498	$—
The following table presents the gain (loss) related to our derivative contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gain (loss) on interest rate swap contracts, net	$430	$13,574	$(1,289)	$55,877

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
Interest Rate Swap Contracts
The following is a summary of the terms of our outstanding interest rate swap contracts at June 30, 2025:

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
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis and their classification under the fair value hierarchy:

	Fair Value Hierarchy	June 30, 2025	December 31, 2024
Assets:
Money market funds (a)	Level I	$131,847	$158,648
Interest rate swap contracts	Level II	3,402	8,466
Liabilities:
Interest rate swap contracts	Level II	498	—
Contingent consideration related to acquisitions	Level III	5,703	6,974

(a)Money market funds at CSC Holdings amounted to $124,243 and $151,205 as of June 30, 2025 and December 31, 2024, respectively.
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
The fair value of the contingent consideration as of June 30, 2025 and December 31, 2024 related to certain acquisitions was determined using a probability assessment of the contingent payment for the respective periods.

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
The carrying values, estimated fair values, and classification under the fair value hierarchy of our financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized below:

		June 30, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

Credit facility debt	Level II	$7,510,519	$7,546,952	$7,156,989	$7,200,408
Senior guaranteed notes and senior secured notes	Level II	11,123,810	9,455,025	11,119,314	9,503,825
Senior notes	Level II	6,581,837	3,570,300	6,585,181	3,825,788
Supply chain financing	Level II	—	—	50,642	50,642
		$25,216,166	$20,572,277	$24,912,126	$20,580,663

(a)Amounts are net of unamortized deferred financing costs and discounts/premiums.
The table above excludes the estimated fair value on the carrying value of $86,500 relating to the note payable to Captive at CSC Holdings, as it is eliminated in the Altice USA consolidated financial statements (see Note 14).
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
Altice USA
For the three and six months ended June 30, 2025, we recorded a tax benefit of $47,647 and $63,611 on pre-tax loss of $135,633 and $222,868, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher rate is due to the impact of state tax expense, certain non-deductible expenses, and tax deficiencies on share-based compensation. As part of state tax expense, the rate increased in the three months ended June 30, 2025 due to a discrete adjustment of $6,823, primarily driven by the enacted extension of the Connecticut corporate surtax.
For the three and six months ended June 30, 2024, we recorded tax expense of $49,013 and $51,937 on pre-tax income of $70,715 and $60,743, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to the impact of increased state tax expense, primarily from a discrete adjustment during the three months ended June 30, 2024 of $19,472 from the enacted corporate tax rate increase in New Jersey. In addition, the higher rate is due to the impact of certain non-deductible expenses and tax deficiencies on share-based compensation.
CSC Holdings

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
For the three and six months ended June 30, 2025, we recorded a tax benefit of $48,760 and $65,212 on pre-tax loss of $141,778 and $231,947, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher rate is due to the impact of state tax expense, certain non-deductible expenses, and tax deficiencies on share-based compensation. As part of state tax expense, the rate increased in the three months ended June 30, 2025 due to a discrete adjustment of $6,823, primarily driven by the enacted extension of the Connecticut corporate surtax.

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
NOTE 13.    SHARE-BASED COMPENSATION
The following table presents share-based compensation expense (benefit) and unrecognized compensation cost:

	Share-Based Compensation				Unrecognized Compensation Cost as of June 30, 2025
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Awards issued pursuant to LTIP:
Stock option awards (a)	$413	$907	$791	$(781)	$1,188
Performance stock units (a)	542	(489)	1,174	(2,219)	1,425
Restricted share units	10,589	13,755	20,317	23,507	61,972
Cash denominated performance awards	4,608	1,636	8,758	6,928	39,291
Other	14	615	575	2,746	—
	$16,166	$16,424	$31,615	$30,181	$103,876
Restricted Share Units
The following table summarizes activity related to restricted share units granted to our employees:

Number of Units
Balance at December 31, 2024	30,146,503
Granted	19,864,598
Vested	(8,964,904)
Forfeited	(2,887,155)
Balance at June 30, 2025	38,159,042

Cash Denominated Performance Awards
The following table summarizes activity related to cash denominated performance award granted to our employees:

Number of Units
Balance at December 31, 2024	92,346,250
Forfeited	(9,912,500)
Balance at June 30, 2025	82,433,750
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
Stock Option Awards
Options outstanding under the 2017 LTIP Plan either (i) cliff vest on the third anniversary of the date of grant, (ii) vest over three years in annual increments of 33-1/3%, or (iii) vest over four years, with 50% vesting on the second anniversary of the date of grant, 25% on the third anniversary of the date of grant and 25% on the fourth anniversary of the date of grant. The option awards generally are subject to continued employment with us, and expire ten years from the date of grant. Performance based option awards vest upon achievement of performance criteria. As of June 30, 2025, there were 17,110,757 options outstanding of which 15,344,723 were exercisable.
Performance Stock Units
Certain of our employees were granted performance stock units ("PSUs"). Each PSU gives the employee the right to receive one share of Altice USA Class A common stock, upon achievement of a specified stock price hurdle. The PSUs will be forfeited if the applicable performance measure is not achieved prior to January 29, 2026 or if the employee does not continue to provide services to us through the achievement date of the applicable performance measure. As of June 30, 2025 there were 2,582,243 PSUs outstanding.
Lightpath Plan Awards
As of June 30, 2025, 616,334 Class A-1 management incentive units and 287,652 Class A-2 management incentive units ("Award Units") granted to certain employees of Lightpath were outstanding. Vested units will be redeemed upon a partial exit, a change in control or the completion of an initial public offering, as defined in the Lightpath Holdings LLC agreement. The grant date fair value of the Award Units outstanding aggregated $31,930 and will be expensed in the period in which a partial exit or a liquidity event is consummated.
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
The following table summarizes the revenue and expenses related to services provided to or received from affiliates and related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$43	$102	$161	$312
Operating expenses:
Programming and other direct costs	(943)	(3,147)	(2,541)	(6,502)
Other operating expenses, net	(12,540)	(8,470)	(25,462)	(20,759)
Operating expenses, net	(13,483)	(11,617)	(28,003)	(27,261)
Net charges	$(13,440)	$(11,515)	$(27,842)	$(26,949)
Capital expenditures	$7,988	$9,213	$29,822	$59,306
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
Capital Expenditures
Capital expenditures primarily include costs for equipment purchased and software development services provided by subsidiaries of Altice Europe.
Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	June 30, 2025	December 31, 2024
Due from:
Altice Europe	$—	$44
Other affiliates and related parties	270	270
	$270	$314
Due to:
Altice Europe	$41,459	$26,944
Other affiliates and related parties	513	—
	$41,972	$26,944

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
CSC Holdings Transactions with Altice USA
During the three and six months ended June 30, 2025, CSC Holdings made cash equity distribution payments to Altice USA of $1,191 and $9,738, respectively, and received non-cash equity contributions from Altice USA of $43 for the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, CSC Holdings made cash equity distribution payments to Altice USA of $863 and $4,638, respectively, and received non-cash equity contributions from Altice USA of $5,858 for the six months ended June 30, 2024.
As of June 30, 2025, CSC Holdings had a demand promissory note payable to Captive in the amount of $86,500. Interest on this demand promissory note was $2,657 which was paid during the six months ended June 30, 2025. As of June 30, 2025, CSC Holdings had a payable to Captive of $6.
NOTE 15.    COMMITMENTS AND CONTINGENCIES
Legal Matters
On December 7, 2023, Warner Records Inc., Sony Music Publishing (US) LLC and a number of other purported copyright holders (collectively, the “Warner Plaintiffs”) filed a complaint in the U.S. District Court for the Eastern District of Texas (the “Warner Matter”), alleging that certain of our Internet subscribers directly infringed over 10,700 of the Warner Plaintiffs’ copyrighted works. The Warner Plaintiffs seek to hold us liable for claims of contributory infringement of copyright and vicarious copyright infringement. The Warner Plaintiffs also claim that our alleged secondary infringement was willful and seek substantial statutory damages. On July 15, 2025, the Court issued an order staying the case, including the trial scheduled to commence in September 2025, pending the Supreme Court of the United States’s decision in Cox Communications, Inc. v. Sony Music Entertainment.
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
On September 10, 2024, United States Technologies Communication Corp. d/b/a Netceed filed suit in the New York Supreme Court, New York County. Plaintiff asserts claims for declaratory judgment, breach of contract, and breach of the implied covenant of good faith and fair dealing for alleged violations of the parties’ services and sales

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
agreements, and seeks compensatory damages, as set forth in the complaint. We deny the claims and intend to vigorously defend the lawsuit. On November 21, 2024, we filed a motion to dismiss in part plaintiff’s complaint, and on May 15, 2025, the Court issued a decision and order on the Company’s motion to dismiss, and dismissed certain causes of action. On June 12, 2025, the Company filed its answer, affirmative defenses, and counterclaim. Although the outcome of this matter cannot be predicted and the impact of the final resolution on our results of operations in a subsequent reporting period is not known, management does not believe that the resolution of the matter will have a material adverse effect on our operations or financial position or our ability to meet our financial obligations as they become due.
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
The following table presents significant expenses that are not separately presented on the statements of operations that are reviewed by the CODM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Programming costs	$497,520	$575,125	$1,002,276	$1,170,827
Other direct costs (a)	165,170	144,335	330,945	292,520
Programming and other direct costs	$662,690	$719,460	$1,333,221	$1,463,347

Sales and marketing	$192,038	$165,818	$363,842	$327,477
Network services	136,771	132,170	270,921	274,891
Other (b)	368,058	372,554	760,290	742,424
Other operating expenses (c)	$696,867	$670,542	$1,395,053	$1,344,792

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
(c)Other operating expenses for CSC Holdings for the three and six months ended June 30, 2025 amounted to $701,609 and $1,401,314, respectively, and include additional costs of $4,742 and $6,261 respectively, that were eliminated at Altice USA.
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
Presented below is financial information that reflects the financial condition and results of operations of CSC Holdings and its Restricted Subsidiaries separate from the financial condition and results of operations of CSC Holdings' Unrestricted Subsidiaries as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024. The financial information may not necessarily be indicative of the financial condition and results of operations had the Unrestricted Subsidiaries operated as independent entities.

	As of June 30, 2025
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
ASSETS
Current assets	$625,829	$168,516	$(65,945)	$728,400
Long term assets	29,307,204	1,599,039	(13,206)	30,893,037
Total assets	$29,933,033	$1,767,555	$(79,151)	$31,621,437

LIABILITIES AND MEMBER'S DEFICIENCY
Current liabilities	$2,247,129	$132,921	$(69,134)	$2,310,916
Long-term debt	23,689,334	1,525,655	—	25,214,989
Long-term liabilities	4,493,916	247,891	(10,468)	4,731,339
Total liabilities	30,430,379	1,906,467	(79,602)	32,257,244

Total member's deficiency	(497,346)	(137,024)	(58)	(634,428)
Noncontrolling interests	—	(1,888)	509	(1,379)
Total deficiency	(497,346)	(138,912)	451	(635,807)
Total liabilities and member's deficiency	$29,933,033	$1,767,555	$(79,151)	$31,621,437

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)

	Three Months Ended June 30, 2025
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Revenue	$2,028,023	$121,568	$(2,388)	$2,147,203
Operating expenses	1,761,036	82,186	(2,400)	1,840,822
Operating income	266,987	39,382	12	306,381
Other expense, net	(424,885)	(22,387)	(887)	(448,159)
Income (loss) before income taxes	(157,898)	16,995	(875)	(141,778)
Income tax benefit (expense)	51,622	(2,862)	—	48,760
Net income (loss)	(106,276)	14,133	(875)	(93,018)
Net loss (income) attributable to noncontrolling interests	—	(9,033)	768	(8,265)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(106,276)	$5,100	$(107)	$(101,283)

	Six Months Ended June 30, 2025
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Revenue	$4,064,910	$239,249	$(4,674)	$4,299,485
Operating expenses	3,489,604	166,258	(4,697)	3,651,165
Operating income	575,306	72,991	23	648,320
Other expense, net	(831,713)	(47,148)	(1,406)	(880,267)
Income (loss) before income taxes	(256,407)	25,843	(1,383)	(231,947)
Income tax benefit (expense)	69,052	(3,840)	—	65,212
Net income (loss)	(187,355)	22,003	(1,383)	(166,735)
Net loss (income) attributable to noncontrolling interests	—	(13,887)	1,217	(12,670)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(187,355)	$8,116	$(166)	$(179,405)

	Three Months Ended June 30, 2024
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Revenue	$2,125,225	$117,470	$(1,940)	$2,240,755
Operating expenses	1,656,798	84,327	(1,952)	1,739,173
Operating income	468,427	33,143	12	501,582
Other expense, net	(409,566)	(20,584)	(717)	(430,867)
Income (loss) before income taxes	58,861	12,559	(705)	70,715
Income tax expense	(47,490)	(1,523)	—	(49,013)
Net income (loss)	11,371	11,036	(705)	21,702
Net loss (income) attributable to noncontrolling interests	—	(6,969)	628	(6,341)
Net income (loss) attributable to CSC Holdings, LLC sole member	$11,371	$4,067	$(77)	$15,361

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
NOTE 18.    SUBSEQUENT EVENTS
Receivables Facility Loan and Security Agreement
On July 16, 2025, Cablevision Funding LLC (the “Borrower”), an indirect wholly owned subsidiary of the Company, entered into a Receivables Facility Loan and Security Agreement, by and among the Borrower, certain guarantors party thereto (collectively, the “Guarantors”), Goldman Sachs Bank USA and certain funds managed by TPG Angelo Gordon, as initial lenders, Goldman Sachs Bank USA and TPG Angelo Gordon, as structuring agents, Alter Domus (US) LLC, as administrative agent, and Citibank, N.A., as collateral agent and account bank (the “Loan and Security Agreement”). The obligations under the Loan and Security Agreement are secured by substantially all of the assets of the Borrower and the Guarantors, consisting of, among other things, certain receivables generated by the Company’s Bronx and Brooklyn service area and network assets located in that area.
The Loan and Security Agreement provides for, among other things, initial term loan commitments in an aggregate principal amount of $1,000,000, issued with an original issue discount of 400 basis points. The loans made pursuant to the initial term loan commitments (the “Initial Term Loans”) will (i) mature on January 16, 2031; (ii) accrue interest at a fixed rate per annum equal to 8.875%; and (iii) amortize monthly at a rate of 2.0% per annum through January 16, 2028, and then 5.0% per annum. The proceeds from the Initial Term Loans of approximately $873,000 are expected to be used to (i) finance working capital, to prepay indebtedness and for other general corporate purposes, (ii) fund the Borrower’s interest reserve account with the minimum interest reserve amount in accordance with the terms of the Loan and Security Agreement, and (iii) pay certain costs associated with the transactions.
Asset Sale
In July 2025, we completed the sale of certain tower assets for approximately $60,000, subject to post-closing adjustments and taxes. In connection with the sale, we entered into a lease agreement with the buyer under which we have access to space on certain towers for an initial term of five years. We expect to recognize a gain on this transaction in the third quarter of 2025.

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
Overview
Our Business
We principally provide broadband communications and video services in the United States and market our services under the Optimum brand. We deliver broadband, video, telephony, and mobile services to approximately 4.5 million residential and business customers across our footprint. Our footprint extends across 21 states (primarily in the New York metropolitan area and various markets in the south-central United States) through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a FTTH network with approximately 9.9 million total passings as of June 30, 2025. Additionally, we offer news programming and advertising services.
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
We derive revenue principally through monthly charges to residential customers of our broadband, video, telephony and mobile services. We also derive revenue from digital video recorder, video-on-demand ("VOD"), pay-per-view, installation and home shopping commissions. Our residential broadband, video, telephony and mobile services accounted for approximately 42%, 31%, 3%, and 2%, respectively, of our consolidated revenue for the six months ended June 30, 2025. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and small and medium-sized business ("SMB") customers, including broadband, telephony, networking, video, and mobile services. For the six months ended June 30, 2025, 17% of our consolidated revenue was derived from these business services. In addition, we derive revenue from the sale of advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), digital advertising, data analytics and affiliation fees for news programming, which accounted for approximately 5% of our consolidated revenue for the six months ended June 30, 2025. Our other revenue (which primarily consists of mobile equipment revenue) for the three months ended June 30, 2025 accounted for approximately 1% of our consolidated revenue.
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
We operate in a highly competitive consumer-driven industry and we compete against a variety of broadband, video, mobile, fixed wireless broadband and fixed-line telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, fiber-based service providers, satellite delivered video signals, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. Our competitors include AT&T Inc., DirecTV, DISH Network (a wholly-owned subsidiary of EchoStar Corporation), Frontier Communications Parent, Inc., Lumen Technologies, Inc., T-Mobile US, Inc., and Verizon Communications Inc. Consumers' selection of an alternate source of service, whether due to economic constraints, technological advances, or preference, negatively impacts the demand for our services. For more information on our competitive landscape, see "Risk Factors" and "Business-Competition" included in our Annual Report.
Our programming costs, which are the most significant component of our operating expenses, are impacted by changes in contractual rates, changes in the number of customers receiving certain programming services, new channel launches, and channel drops. We expect contractual rates to increase in the future. See "Results of Operations" below for more information regarding the key factors impacting our revenues and operating expenses.
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

Results of Operations - Altice USA
(unaudited)

	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
	2025	2024		2025	2024
Revenue:
Broadband	$885,139	$914,989	$(29,850)	$1,784,700	$1,831,983	$(47,283)
Video	660,540	739,445	(78,905)	1,326,108	1,495,039	(168,931)
Telephony	64,633	71,703	(7,070)	131,045	142,668	(11,623)
Mobile	37,621	27,479	10,142	74,320	52,372	21,948
Residential revenue	1,647,933	1,753,616	(105,683)	3,316,173	3,522,062	(205,889)
Business services and wholesale	361,788	369,290	(7,502)	725,333	734,151	(8,818)
News and advertising	118,771	105,280	13,491	221,181	211,005	10,176
Other	18,711	12,569	6,142	36,798	24,472	12,326
Total revenue	2,147,203	2,240,755	(93,552)	4,299,485	4,491,690	(192,205)
Operating expenses:
Programming and other direct costs	662,690	719,460	56,770	1,333,221	1,463,347	130,126
Other operating expenses	696,867	670,542	(26,325)	1,395,053	1,344,792	(50,261)
Restructuring, impairments and other operating items	66,826	(46,599)	(113,425)	88,448	4,654	(83,794)
Depreciation and amortization	409,697	395,770	(13,927)	828,182	784,161	(44,021)
Operating income	311,123	501,582	(190,459)	654,581	894,736	(240,155)
Other income (expense):
Interest expense, net	(444,659)	(442,955)	(1,704)	(872,675)	(880,096)	7,421
Gain on investments and sale of affiliate interests	—	—	—	5	292	(287)
Gain (loss) on interest rate swap contracts, net	430	13,574	(13,144)	(1,289)	55,877	(57,166)
Loss on extinguishment of debt and write-off of deferred financing costs	(1,693)	—	(1,693)	(1,693)	(7,035)	5,342
Other expense, net	(834)	(1,486)	652	(1,797)	(3,031)	1,234
Income (loss) before income taxes	(135,633)	70,715	(206,348)	(222,868)	60,743	(283,611)
Income tax benefit (expense)	47,647	(49,013)	96,660	63,611	(51,937)	115,548
Net income (loss)	(87,986)	21,702	(109,688)	(159,257)	8,806	(168,063)
Net income attributable to noncontrolling interests	(8,265)	(6,341)	(1,924)	(12,670)	(14,638)	1,968
Net income (loss) attributable to Altice USA, Inc. stockholders	$(96,251)	$15,361	$(111,612)	$(171,927)	$(5,832)	$(166,095)

The following is a reconciliation of net income (loss) to Adjusted EBITDA (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(87,986)	$21,702	$(159,257)	$8,806
Income tax expense (benefit)	(47,647)	49,013	(63,611)	51,937
Other expense, net	834	1,486	1,797	3,031
Loss (gain) on interest rate swap contracts, net	(430)	(13,574)	1,289	(55,877)
Gain on investments and sale of affiliates interests	—	—	(5)	(292)
Loss on extinguishment of debt and write-off of deferred financing costs	1,693	—	1,693	7,035
Interest expense, net	444,659	442,955	872,675	880,096
Depreciation and amortization	409,697	395,770	828,182	784,161
Restructuring, impairments and other operating items	66,826	(46,599)	88,448	4,654
Share-based compensation	16,166	16,424	31,615	30,181
Adjusted EBITDA	$803,812	$867,177	$1,602,826	$1,713,732
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net cash flows from operating activities	$411,965	$306,794	$599,448	$706,455
Less: Capital expenditures (cash)	383,519	347,721	739,643	683,816
Free Cash Flow (Deficit)	$28,446	$(40,927)	$(140,195)	$22,639

The following table sets forth certain customer metrics (unaudited):

	June 30, 2025	March 31, 2025	June 30, 2024

	(in thousands)
Total passings (a)	9,891.5	9,856.1	9,746.4
Total customer relationships (b)	4,462.2	4,505.9	4,652.0
Residential	4,088.0	4,130.5	4,272.3
SMB	374.3	375.3	379.7
Residential customers:
Broadband	3,928.3	3,963.3	4,088.7
Video	1,736.3	1,792.4	2,021.9
Telephony	1,147.8	1,200.0	1,391.1
Penetration of total passings (c)	45.1%	45.7%	47.7%
Average revenue per user ("ARPU") (d)	$133.68	$133.93	$135.95

SMB customers:
Broadband	345.6	345.7	348.8
Video	76.6	78.7	85.4
Telephony	188.9	191.9	199.2

Total mobile lines (e)	546.4	508.6	384.5

FTTH total passings (f)	3,023.4	2,995.0	2,842.0
FTTH customer relationships (g)	663.0	606.7	434.1
FTTH Residential	644.6	590.2	422.7
FTTH SMB	18.5	16.5	11.4
Penetration of FTTH total passings (h)	21.9%	20.3%	15.3%

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
(e)Mobile lines represent the number of residential and business customers’ wireless connections, which include mobile phone handsets and other mobile wireless connected devices. An individual customer relationship may have multiple mobile lines. The total mobile ending lines as of June 30, 2025, March 31, 2025 and June 30, 2024 include approximately 10.8 thousand, 7.5 thousand and 2.5 thousand lines related to business customers, respectively. The service revenue related to these business customers is reflected in business services and wholesale in the table above.
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
Comparison of Results for the Three and Six Months Ended June 30, 2025 compared to the Three and Six Months Ended June 30, 2024
Broadband Revenue
Broadband revenue for the three and six months ended June 30, 2025 was $885,139 and $1,784,700, respectively, and $914,989 and $1,831,983 for the three and six months ended June 30, 2024, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Broadband revenue decreased $29,850 (3%) and $47,283 (3%) for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. The decreases were due primarily to declines in broadband customers, partially offset by higher average recurring broadband revenue per broadband subscriber, primarily driven by certain rate increases.
Video Revenue
Video revenue for the three and six months ended June 30, 2025 was $660,540 and $1,326,108, respectively, and $739,445 and $1,495,039 for the three and six months ended June 30, 2024, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Video revenue decreased $78,905 (11%) and $168,931 (11%) for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. The decreases were due primarily to declines in video customers, partially offset by higher average recurring video revenue per video customer, primarily driven by certain rate increases. For the six months ended June 30, 2025, customer credits attributable to the temporary interruption of certain video programming also contributed to the decline.
Telephony Revenue
Telephony revenue for the three and six months ended June 30, 2025 was $64,633 and $131,045, respectively, and $71,703 and $142,668 for the three and six months ended June 30, 2024, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Telephony revenue decreased $7,070 (10%) and $11,623 (8%) for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. The decreases were due primarily to declines in telephony customers, partially offset by higher average recurring telephony revenue per telephony customer.
Mobile Service Revenue
Mobile service revenue for the three and six months ended June 30, 2025 was $37,621 and $74,320, respectively, and $27,479 and $52,372 for the three and six months ended June 30, 2024, respectively. The increases of $10,142 (37%) and $21,948 (42%) for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 were primarily due to increases in mobile customers as compared to the prior periods.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three and six months ended June 30, 2025 was $361,788 and $725,333, respectively, and $369,290 and $734,151 for the three and six months ended June 30, 2024, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber-based telecommunications services to the business market, and the sale of broadband, video, telephony, and mobile services to SMB customers.
Business services and wholesale revenue decreased $7,502 (2%) and $8,818 (1%) for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively. The decreases were primarily due to decreases in SMB customers and lower average recurring revenue per SMB customer, partially offset by increases in revenue from our Lightpath business.

News and Advertising Revenue
News and advertising revenue for the three and six months ended June 30, 2025 was $118,771 and $221,181, respectively, and for the three and six months ended June 30, 2024 was $105,280 and $211,005, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), (ii) digital advertising, (iii) data analytics, and (iv) affiliation fees for news programming.
News and advertising revenue increased $13,491 (13%) and $10,176 (5%) for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024. The increases were primarily due to revenue associated with an acquisition in the third quarter of 2024.
Other Revenue
Other revenue for the three and six months ended June 30, 2025 was $18,711 and $36,798, respectively, and $12,569 and $24,472 for the three and six months ended June 30, 2024, respectively. Other revenue includes revenue from sales of mobile equipment and other miscellaneous revenue streams. Other revenue increased $6,142 (49%) and $12,326 (50%) for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024. The increases were primarily due to higher mobile equipment sales during 2025 as compared to the same periods in 2024.
Programming and Other Direct Costs
Programming and other direct costs for the three and six months ended June 30, 2025 amounted to $662,690 and $1,333,221, respectively, and $719,460 and $1,463,347 for the three and six months ended June 30, 2024, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs are impacted by changes in contractual rates, changes in the number of customers receiving certain programming services, new channel launches, and channel drops. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the cost of media for advertising spots sold, the cost of mobile devices sold to our customers and direct costs of providing mobile services.
The decreases in programming and other direct costs of $56,770 (8%) and $130,126 (9%) for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 were primarily attributable to the following:

	Three Months	Six Months
Decrease in programming costs primarily due to lower video customers, partially offset by net contractual rate increases. The year to date amount includes the decrease in costs related to the temporary interruption of certain video programming during the first quarter of 2025	$(77,605)	$(168,551)
Increase in cost of goods sold related to our mobile business	6,081	14,328
Increase in costs of media advertising spots for resale, primarily for digital and linear spots	7,819	13,955
Increase in taxes and surcharges due primarily to refunds recognized in the 2024 periods	4,695	7,551
Other net increases	2,240	2,591
	$(56,770)	$(130,126)
Programming costs
Programming costs aggregated $497,520 and $1,002,276, for the three and six months ended June 30, 2025, respectively, and $575,125 and $1,170,827 for the three and six months ended June 30, 2024, respectively. Our programming costs in 2025 will continue to be impacted by changes in the number of video customers, and by changes in programming rates, the latter of which we expect will increase.

Other Operating Expenses
Other operating expenses for the three and six months ended June 30, 2025 amounted to $696,867 and $1,395,053, respectively, and $670,542 and $1,344,792 for the three and six months ended June 30, 2024, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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
The increases in other operating expenses of $26,325 (4%) and $50,261 (4%) for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 were attributable to the following:

	Three Months	Six Months
Net increase in labor related costs and benefits, partially offset by lower truck rolls and an increase in capitalizable activity	$14,637	$23,834
Increase in consulting and professional fees primarily relating to our transformation strategy	12,859	15,026
Increase in repairs and maintenance costs (including software maintenance and data processing)	7,311	11,481
Increase in marketing expenses, including costs related to the temporary interruption of certain video programming for the six month period	5,638	10,838
Decrease in certain managed service costs primarily due to a credit received during the second quarter of 2025	(16,649)	(17,327)
Decrease in bad debt expense	(9,541)	(15,343)
Other net increases	12,070	21,752
	$26,325	$50,261
Restructuring, Impairments and Other Operating Items
Restructuring, impairments and other operating items for the three and six months ended June 30, 2025 amounted to $66,826 and $88,448, respectively, as compared to $(46,599) and $4,654 for the three and six months ended June 30, 2024, respectively, and comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Litigation settlements and contract termination costs(a) (b)	$(11,311)	$(54,962)	$5,058	$(17,826)
Contractual payments for terminated employees (c)	67,902	5,869	70,388	11,862
Facility realignment costs	261	(1,757)	832	3,547
Impairment of right-of-use operating lease assets	915	1,935	1,326	2,962
Transaction costs and other	9,059	2,316	10,844	4,109
	$66,826	$(46,599)	$88,448	$4,654

(a)Amounts for the 2025 periods reflect estimated amounts relating to certain legal matters, including adjustments to these estimates, and costs to early terminate contracts with vendors.
(b)Amounts for the three and six months ended June 30, 2024 include a credit resulting from the waiver of a payment obligation in June 2024 related to a patent infringement settlement agreement reached in the fourth quarter of 2022 and a credit resulting from the indemnification from a supplier related to this matter. Offsetting these credits was an expense, net of insurance recoveries, in connection with the settlement of other significant litigation and costs to early terminate contracts with vendors.
(c)Includes costs related to our workforce management initiatives, including costs related to a voluntary retirement program.
Depreciation and Amortization
Depreciation and amortization for the three and six months ended June 30, 2025 amounted to $409,697 and $828,182, respectively, as compared to $395,770 and $784,161 for the three and six months ended June 30, 2024, respectively.
The increase in depreciation and amortization of $13,927 (4%) and $44,021 (6%) for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was due to increased depreciation related to asset additions in 2024 and 2025, partially offset by decreased expense related to assets that had become fully depreciated. In addition, the increase for the six months ended June 30, 2025 included certain losses related to the disposal of plant and equipment and accelerated depreciation.
Adjusted EBITDA
Adjusted EBITDA amounted to $803,812 and $1,602,826 for the three and six months ended June 30, 2025, respectively, as compared to $867,177 and $1,713,732 for the three and six months ended June 30, 2024, respectively.
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
The decreases in Adjusted EBITDA of $63,365 (7%) and $110,906 (6%) for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 were due to decreases in revenue, partially offset by net decreases in operating expenses during 2025 (excluding depreciation and amortization, share-based compensation, restructuring, impairments and other operating items), as discussed above.
Free Cash Flow (Deficit)
Free Cash Flow (Deficit) was $28,446 and $(140,195) for the three and six months ended June 30, 2025 as compared to $(40,927) and $22,639 for the three and six months ended June 30, 2024. The increase in Free Cash Flow of $69,373 for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was due to an increase in net cash provided by operating activities, partially offset by an increase in capital expenditures. The decrease of $162,834 for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was due to a decrease in net cash provided by operating activities and an increase in capital expenditures.
Interest Expense, net
Interest expense, net was $444,659 and $872,675 for the three and six months ended June 30, 2025 as compared to $442,955 and $880,096 for the same periods in the prior year. The increase of $1,704 and decrease of $7,421 (1%) for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 were attributable to the following:

	Three Months	Six Months
Increase (decrease) primarily due to changes in debt balances and interest rates	$951	$(6,377)
Decreases related to higher interest income	(220)	(778)
Other net decreases, primarily amortization of deferred financing costs and original issue discounts	(85)	(2,986)
Lower capitalized interest related to FTTH network construction	1,058	2,720
	$1,704	$(7,421)
Gain (Loss) on Interest Rate Swap Contracts, net
Gain (loss) on interest rate swap contracts, net was $430 and $(1,289) for the three and six months ended June 30, 2025 compared to $13,574 and $55,877 for the three and six months ended June 30, 2024. These amounts primarily represent the change in the fair value of our interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes. The gains for the three and six months ended June 30, 2024 included gains related to our CSC Holdings interest rate swap agreements with an aggregate notional value of $3,000,000 that were terminated in September 2024.
Loss on Extinguishment of Debt and Write-off of Deferred Financing Costs
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $1,693 for the three and six months ended June 30, 2025, and $7,035 for the six months ended June 30, 2024 and related to the following:

	Three and six months ended June 30, 2025	Six months ended June 30, 2024
Early termination of certain finance leases	$(1,693)	$—
Repayment of CSC Holdings Term Loan B and Incremental Term Loan B-3	—	(2,598)
Redemption of 5.250% Senior Notes and 5.250% Series B Senior Notes due June 2024	—	(4,437)
	$(1,693)	$(7,035)
Other Expense, net
Other expense, net amounted to $834 and $1,797 for the three and six months ended June 30, 2025 compared to $1,486 and $3,031 for the three and six months ended June 30, 2024. These amounts include the non-service benefit or cost components of our pension plans.
Income Tax Benefit (Expense)
For the three and six months ended June 30, 2025, we recorded a tax benefit of $47,647 and $63,611 on pre-tax loss of $135,633 and $222,868, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher rate is due to the impact of state tax expense, certain non-deductible expenses, and tax deficiencies on share-based compensation. As part of state tax expense, the rate increased in the three months ended June 30, 2025 due to a discrete adjustment of $6,823, primarily driven by the enacted extension of the Connecticut corporate surtax.

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
CSC HOLDINGS, LLC
The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Altice USA, except for the following (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income (loss) attributable to Altice USA stockholders	$(96,251)	$15,361	$(171,927)	$(5,832)
Adjustments to reconcile to net loss attributable to CSC Holdings' sole member:
Income tax benefit (expense)	1,113	—	1,601	—
Interest expense, net	(1,403)	—	(2,818)	—
Other operating expenses	(4,742)	—	(6,261)	—
Net income (loss) attributable to CSC Holdings' sole member	$(101,283)	$15,361	$(179,405)	$(5,832)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Altice USA Adjusted EBITDA	$803,812	$867,177	$1,602,826	$1,713,732
Adjustments to reconcile to CSC Holdings' Adjusted EBITDA:
Other operating expenses	(4,742)	—	(6,261)	—
CSC Holdings Adjusted EBITDA	$799,070	$867,177	$1,596,565	$1,713,732
Refer to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.
The following is a reconciliation of CSC Holdings' net income to Adjusted EBITDA (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(93,018)	$21,702	$(166,735)	$8,806
Income tax expense (benefit)	(48,760)	49,013	(65,212)	51,937
Other expense, net	834	1,486	1,797	3,031
Loss (gain) on interest rate swap contracts, net	(430)	(13,574)	1,289	(55,877)
Gain on investments and sale of affiliate interests	—	—	(5)	(292)
Loss on extinguishment of debt and write-off of deferred financing costs	1,693	—	1,693	7,035
Interest expense, net	446,062	442,955	875,493	880,096
Depreciation and amortization	409,697	395,770	828,182	784,161
Restructuring, impairments and other operating items	66,826	(46,599)	88,448	4,654
Share-based compensation	16,166	16,424	31,615	30,181
Adjusted EBITDA	$799,070	$867,177	$1,596,565	$1,713,732
Refer to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.
The following is a reconciliation of CSC Holdings' net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net cash flows from operating activities	$413,004	$306,794	$602,711	$706,456
Less: Capital expenditures (cash)	383,519	347,721	739,643	683,816
Free Cash Flow (Deficit)	$29,485	$(40,927)	$(136,932)	$22,640

The differences in Adjusted EBITDA and Free Cash Flow between CSC Holdings and Altice USA relate to the Captive which holds certain workers' compensation, general and automobile liabilities. See Note 14.

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
Presented below is financial information that reflects a reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 (unaudited).

	Three Months Ended June 30, 2025
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$(106,276)	$14,133	$(875)	$(93,018)
Income tax expense (benefit)	(51,622)	2,862	—	(48,760)
Other expense, net	424,885	22,387	887	448,159
Depreciation and amortization	383,452	26,257	(12)	409,697
Restructuring, impairments and other operating items	66,387	439	—	66,826
Share-based compensation	16,166	—	—	16,166
Adjusted EBITDA	$732,992	$66,078	$—	$799,070

	Six Months Ended June 30, 2025
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$(187,355)	$22,003	$(1,383)	$(166,735)
Income tax expense (benefit)	(69,052)	3,840	—	(65,212)
Other expense, net	831,713	47,148	1,406	880,267
Depreciation and amortization	771,864	56,341	(23)	828,182
Restructuring, impairments and other operating items	87,685	763	—	88,448
Share-based compensation	31,615	—	—	31,615
Adjusted EBITDA	$1,466,470	$130,095	$—	$1,596,565

	Three Months Ended June 30, 2024
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$11,371	$11,036	$(705)	$21,702
Income tax expense	47,490	1,523	—	49,013
Other expense, net	409,566	20,584	717	430,867
Depreciation and amortization	369,711	26,071	(12)	395,770
Restructuring, impairments and other operating items	(48,938)	2,339	—	(46,599)
Share-based compensation	16,324	100	—	16,424
Adjusted EBITDA	$805,524	$61,653	$—	$867,177

	Six Months Ended June 31, 2024
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$(15,228)	$25,643	$(1,609)	$8,806
Income tax expense (benefit)	48,301	3,636	—	51,937
Other expense, net	796,674	35,687	1,632	833,993
Depreciation and amortization	732,220	51,964	(23)	784,161
Restructuring, impairments and other operating items	2,020	2,634	—	4,654
Share-based compensation	30,081	100	—	30,181
Adjusted EBITDA	$1,594,068	$119,664	$—	$1,713,732
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

Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums (excluding accrued interest) as of June 30, 2025, as well as interest expense for the six months ended June 30, 2025:

	CSC Holdings Restricted Group	Lightpath	Altice USA/CSC Holdings
Debt outstanding (a)(b):
Credit facility debt	$6,840,425	$670,094	$7,510,519
Senior guaranteed notes	10,677,246	—	10,677,246
Senior secured notes	—	446,564	446,564
Senior notes	6,171,012	410,825	6,581,837
Subtotal	23,688,683	1,527,483	25,216,166
Finance lease obligations	65,789	5,196	70,985
Total debt	$23,754,472	$1,532,679	$25,287,151
Interest expense (a)(b):
Credit facility debt, senior notes, finance leases and supply chain financing	$829,736	$48,079	$877,815

(a)Excludes principal balance of notes payable to affiliate reflected on CSC Holdings balance sheet and the related interest expense which are eliminated in the Altice USA consolidated financial statements. See Note 14.
(b)Supply chain financing obligations were repaid in full during the three months ended June 30, 2025.
Payment Obligations Related to Debt
As of June 30, 2025, total amounts payable in connection with our outstanding obligations, including related interest, but excluding finance lease obligations and the impact of our interest swap agreements, are as follows:

	CSC Holdings Restricted Group	Lightpath	Altice USA/ CSC Holdings
2025	$852,452	$48,728	$901,180
2026	1,699,941	96,945	1,796,886
2027	7,586,238	1,208,285	8,794,523
2028 (a)	5,890,333	438,344	6,328,677
2029	4,385,844	—	4,385,844
Thereafter	9,128,219	—	9,128,219
Total	$29,543,027	$1,792,302	$31,335,329

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

CSC Holdings Restricted Group
Sources of cash for the CSC Holdings Restricted Group include primarily cash flow from the operations of the businesses in the CSC Holdings Restricted Group, borrowings under its credit facility and issuance of securities in the capital markets, contributions from Altice USA, and, from time to time, distributions or loans from its subsidiaries. The CSC Holdings Restricted Group's principal uses of cash include: capital spending, in particular, the capital requirements associated with the upgrade of our digital broadband, video and telephony services, including costs to build our FTTH network; debt service; other corporate expenses and changes in working capital; and investments that it may fund from time to time.
CSC Holdings Credit Facilities
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which, as amended, currently provides for U.S. dollar term loans in an aggregate principal amount of $5,001,942, comprising (i) an incremental term loan amount of $3,000,000 ($2,842,500 outstanding at June 30, 2025) (the "Incremental Term Loan B-5") and (ii) an incremental term loan in an aggregate amount of $2,001,942 ($1,956,898 outstanding at June 30, 2025) (the "Incremental Term Loan B-6"), and (iii) U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($2,075,000 outstanding at June 30, 2025) (the "CSC Revolving Credit Facility" and, together with the Incremental Term Loan B-5 and Incremental Term Loan B-6, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
During the six months ended June 30, 2025, CSC Holdings borrowed $675,000 under the CSC Revolving Credit Facility and repaid $300,000 of amounts outstanding under the CSC Revolving Credit Facility.
At June 30, 2025, $161,552 of the CSC Revolving Credit Facility was restricted for certain letters of credit issued on our behalf and $238,448 was undrawn and available, subject to covenant limitations.
As of June 30, 2025, CSC Holdings was in compliance with applicable financial covenants under the CSC Credit Facilities.
See Note 9 to our consolidated financial statements for further information regarding the CSC Credit Facilities Agreement.
Senior Guaranteed Notes and Senior Notes
As of June 30, 2025, CSC Holdings was in compliance with applicable financial covenants under each respective indenture by which the senior guaranteed notes and senior notes were issued.
Receivables Facility Loan and Security Agreement
On July 16, 2025, Cablevision Funding LLC (the “Borrower”), an indirect wholly owned subsidiary of the Company, entered into a Receivables Facility Loan and Security Agreement, by and among the Borrower, certain guarantors party thereto (collectively, the “Guarantors”), Goldman Sachs Bank USA and certain funds managed by TPG Angelo Gordon, as initial lenders, Goldman Sachs Bank USA and TPG Angelo Gordon, as structuring agents, Alter Domus (US) LLC, as administrative agent, and Citibank, N.A., as collateral agent and account bank (the “Loan and Security Agreement”). The obligations under the Loan and Security Agreement are secured by substantially all of the assets of the Borrower and the Guarantors, consisting of, among other things, certain receivables generated by the Company’s Bronx and Brooklyn service area and network assets located in that area.
The Loan and Security Agreement provides for, among other things, initial term loan commitments in an aggregate principal amount of $1,000,000, issued with an original issue discount of 400 basis points. The loans made pursuant to the initial term loan commitments (the “Initial Term Loans”) will (i) mature on January 16, 2031; (ii) accrue interest at a fixed rate per annum equal to 8.875%; and (iii) amortize monthly at a rate of 2.000% per annum through January 16, 2028 and then 5.0% per annum. The proceeds from the Initial Term Loans of approximately $873,000 are expected to be used to (i) finance working capital, to prepay indebtedness and for other general corporate purposes, (ii) fund the Borrower’s interest reserve account with the minimum interest reserve amount in accordance with the terms of the Loan and Security Agreement, and (iii) pay certain costs associated with the transactions.

Lightpath
Sources of cash for Lightpath include existing cash balances, operating cash flows from its operating subsidiaries and availability under its revolving credit facility.
Lightpath Credit Facility
Lightpath is party to an amended credit agreement (the "Amended Credit Agreement") which provides a term loan in an aggregate principal amount of $676,000 ($672,554 outstanding at June 30, 2025) and revolving loan commitments (the "Lightpath Revolving Credit Facility") in an aggregate principal amount of $115,000. As of June 30, 2025, $112,812 of the $115,000 from the Lightpath Revolving Credit Facility was undrawn and available.
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
As of June 30, 2025, Lightpath was in compliance with applicable financial covenants under the Amended Credit Agreement and with applicable financial covenants under each respective indenture by which its senior secured notes and senior notes were issued.
See Note 9 to our consolidated financial statements for further information on the above debt obligations.
Lightpath Senior Secured Notes and Senior Notes
As of June 30, 2025, Lightpath was in compliance with applicable financial covenants under each respective indenture by which the senior secured notes and senior notes were issued.
Fair Value of Debt
At June 30, 2025, the fair value of our fixed rate debt, comprised of our senior guaranteed and senior secured notes, and senior notes of $13,025,325 was lower than its carrying value of $17,705,647 by $4,680,322. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. Our floating rate borrowings, comprised of our term loans and revolving credit facilities bear interest in reference to current SOFR-based market rates and thus their principal values approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2025 would increase the estimated fair value of our fixed rate debt by $421,038 to $13,446,363. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and effectively convert fixed rate borrowings to variable rates to permit us to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. See Note 10 to our consolidated financial statements for a summary of interest rate swap contracts outstanding at June 30, 2025. Our outstanding interest rate swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statements of operations. For the three and six months ended June 30, 2025, we recorded a gain (loss) on interest rate swap contracts of $430 and $(1,289), respectively, and had a fair value at June 30, 2025 of $3,402 recorded as other assets, long-term and $498 recorded as other liabilities, long-term on the consolidated balance sheet.

As of June 30, 2025, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Capital Expenditures
The following table presents our capital expenditures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer premise equipment	$86,173	$75,952	$208,022	$179,264
Network infrastructure	156,104	115,058	269,394	228,476
Support and other	85,468	101,949	151,967	162,249
Business Services	55,774	54,762	110,260	113,827
Capital expenditures (cash basis)	383,519	347,721	739,643	683,816
Right-of-use assets acquired in exchange for finance lease obligations	12,235	6,787	18,202	15,077
Notes payable issued to vendor for the purchase of equipment and other assets	—	14,364	—	50,642
Change in accrued and unpaid purchases and other	(22,083)	6,813	(39,435)	10,202
Capital expenditures (accrual basis)	$373,671	$375,685	$718,410	$759,737
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
New Tax Legislation
On July 4, 2025, H.R.1, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. We are evaluating the impact of the OBBBA on our consolidated financial statements. Among other things, three primary changes impacting us include (i) permanently allowing 100% bonus depreciation of qualifying tangible assets (which is expected to accelerate the timing of depreciation deductions for these assets), (ii) permanently increasing the deductibility of interest expense based on an EBITDA versus EBIT standard, and (iii) permanently eliminating the requirement to capitalize and amortize U.S.-based research and experimental expenditures over five years (making these expenditures fully deductible in the period incurred). We do not expect these provisions to have a material impact to income tax expense, however we expect a reduction in current income tax liabilities (cash taxes) and an increase in deferred tax liabilities, and the impacts could be material.
Asset Sale
In July 2025, we completed the sale of certain tower assets for approximately $60,000, subject to post-closing adjustments and taxes. In connection with the sale, we entered into a master license agreement with the buyer under which we have access to space on certain towers for an initial term of five years. We expect to recognize a gain on this transaction in the third quarter of 2025.
Cash Flow Discussion
Altice USA
Operating Activities
Net cash provided by operating activities amounted to $599,448 for the six months ended June 30, 2025 compared to $706,455 for the six months ended June 30, 2024.
The decrease in net cash provided by operating activities of $107,007 in 2025 as compared to 2024 resulted from a decrease in net income before depreciation and amortization and other non-cash items of $399,509, partially offset by an increase of $292,502 due to changes in working capital (including an increase in interest payments of $93,269 and a decrease in tax payments of $103,691) as a result of the timing of payments of liabilities, and collections of accounts receivable, among other items.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 was $745,555 compared to $685,893 for the six months ended June 30, 2024. Our investing activities consisted primarily of capital expenditures of $739,643 and $683,816 for the six months ended June 30, 2025 and 2024, respectively.
Financing Activities
Net cash provided by financing activities amounted to $135,982 for the six months ended June 30, 2025, compared to $40,311 for the six months ended June 30, 2024.
In 2025, our financing activities consisted primarily of proceeds from long-term debt of $675,000, partially offset by the repayment of debt of $404,839, principal payments on finance lease obligations of $92,579, distributions to noncontrolling interests of $26,452, and other cash payments of $15,148.
In 2024, our financing activities consisted primarily of proceeds from long-term debt of $3,775,000, partially offset by the repayment of debt of $3,635,449, principal payments on finance lease obligations of $68,788, and other cash payments of $30,452.
CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $602,711 for the six months ended June 30, 2025 compared to $706,456 for the six months ended June 30, 2024.
The decrease in cash provided by operating activities of $103,745 in 2025 as compared to 2024 resulted from a decrease in net income before depreciation and amortization and other non-cash items of $406,987, partially offset by an increase of $303,242 due to changes in working capital (including an increase in interest payments of $95,926 and a decrease in tax payments of $103,691) as a result of the timing of payments of liabilities and collections of accounts receivable, among other items.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 was $745,555 compared to $685,893 for the six months ended June 30, 2024. CSC Holdings' investing activities consisted primarily of capital expenditures of $739,643 and $683,816 for the six months ended June 30, 2025 and 2024, respectively.
Financing Activities
Net cash provided by financing activities amounted to $131,892 for the six months ended June 30, 2025, compared to $40,311 for the six months ended June 30, 2024.
In 2025, CSC Holdings' financing activities consisted primarily of proceeds from long-term debt of $675,000, partially offset by repayment of debt of $408,839, principal payments on finance lease obligations of $92,579, distributions to noncontrolling interests of $26,452, distributions to Altice USA of $9,738 and other cash payments of $5,500.
In 2024, CSC Holdings' financing activities consisted primarily of proceeds from long-term debt of $3,775,000, partially offset by the repayment of debt of $3,635,449, principal payments on finance lease obligations of $68,788, and other cash payments of $30,452.
Commitments and Contingencies
As of June 30, 2025, our commitments and contingencies not reflected on our balance sheet were $4,900,000 as of June 30, 2025 and December 31, 2025, respectively. The balance at June 30, 2025 relates primarily to programming commitments which have decreased due to a decrease in the number of video customers as of June 30, 2025 as compared to December 31, 2024, but this decrease was partially offset by an increase in purchase obligations to purchase goods or services.
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Information relating to market risk is included in Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Fair Value of Debt" and "Interest Rate Risk."
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control
During the six months ended June 30, 2025, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings
Refer to Note 15 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.
Item 5.    Other Information
None.
Item 6.    Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company.
31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101
The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 filed with the Securities and Exchange Commission on August 7, 2025 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders' Deficiency; (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.

Date:	August 7, 2025		/s/ Marc Sirota
		By:	Marc Sirota Chief Financial Officer