Form 10-Q
period 2025-09-30
Optimum Communications, Inc.
filed 2025-11-06
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Altice USA, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ATUS	NYSE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Number of shares of common stock outstanding as of October 31, 2025	469,830,736

ALTICE USA, INC. AND SUBSIDIARIES
FORM 10-Q

Part I.        FINANCIAL INFORMATION
Item 1.     Financial Statements

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$938,759	$256,534
Restricted cash	82,201	290
Accounts receivable, trade (less allowance for credit losses of $23,635 and $24,232, respectively)	327,727	332,271
Prepaid expenses and other current assets ($445 and $314 due from affiliates, respectively)	173,564	141,897
Total current assets	1,522,251	730,992
Property, plant and equipment, net of accumulated depreciation of $9,562,268 and $8,762,014, respectively	8,430,127	8,414,632
Right-of-use operating lease assets	248,673	248,013
Other assets	123,147	94,403
Amortizable intangibles, net of accumulated amortization of $6,399,567 and $6,190,154, respectively	764,506	960,805
Indefinite-lived cable franchise rights	11,600,000	13,211,308
Goodwill	8,041,217	8,041,217
Total assets	$30,729,921	$31,701,370
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$775,665	$971,499
Interest payable	340,462	406,208
Accrued employee related costs	193,357	191,990
Deferred revenue	146,939	74,167
Debt	95,214	185,473
Other current liabilities ($21,555 and $26,944 due to affiliates, respectively)	426,828	425,459
Total current liabilities	1,978,465	2,254,796
Other liabilities	313,484	320,435
Deferred tax liability	4,278,892	4,455,840
Right-of-use operating lease liability	256,266	255,116
Long-term debt, net of current maturities	26,142,404	24,872,015
Total liabilities	32,969,511	32,158,202
Commitments and contingencies (Note 15)
Stockholders' Deficiency:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 286,356,259 shares issued and 285,388,630 outstanding as of September 30, 2025 and 279,948,159 shares issued and 278,980,530 outstanding as of December 31, 2024	2,864	2,799
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 184,223,507 shares outstanding as of September 30, 2025 and 184,224,015 shares outstanding as of December 31, 2024	1,842	1,842
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	256,363	233,953
Accumulated deficit	(2,501,819)	(703,993)
	(2,240,750)	(465,399)
Treasury stock, at cost (967,629 shares of Class A common stock)	(10)	(10)
Accumulated other comprehensive loss	(1,395)	(3,826)
Total Altice USA stockholders' deficiency	(2,242,155)	(469,235)
Noncontrolling interests	2,565	12,403
Total stockholders' deficiency	(2,239,590)	(456,832)
Total liabilities and stockholders' deficiency	$30,729,921	$31,701,370
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue (including revenue from affiliates of $18, $74, $179, and $386 respectively) (See Note 14)	$2,108,110	$2,227,700	$6,407,595	$6,719,390
Operating expenses:
Programming and other direct costs (including charges from affiliates of $1,676, $2,449, $4,217, and $8,951, respectively) (See Note 14)	639,012	711,330	1,972,233	2,174,677
Other operating expenses (including charges from affiliates of $13,604, $13,429, $39,066, and $34,188 respectively) (See Note 14)	650,454	674,564	2,045,507	2,019,356
Restructuring, impairments and other operating items (See Note 7)	1,568,120	10,871	1,656,568	15,525
Depreciation and amortization	415,308	386,342	1,243,490	1,170,503
	3,272,894	1,783,107	6,917,798	5,380,061
Operating income	(1,164,784)	444,593	(510,203)	1,339,329
Other income (expense):
Interest expense, net	(459,124)	(448,168)	(1,331,799)	(1,328,264)
Gain on investments and sale of affiliate interests	—	—	5	292
Gain (loss) on interest rate swap contracts, net	1,147	(45,657)	(142)	10,220
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	(1,693)	(7,035)
Other expense, net	(591)	(1,495)	(2,388)	(4,526)
	(458,568)	(495,320)	(1,336,017)	(1,329,313)
Income (loss) before income taxes	(1,623,352)	(50,727)	(1,846,220)	10,016
Income tax benefit (expense)	1,397	9,892	65,008	(42,045)
Net loss	(1,621,955)	(40,835)	(1,781,212)	(32,029)
Net income attributable to noncontrolling interests	(3,944)	(2,135)	(16,614)	(16,773)
Net loss attributable to Altice USA, Inc. stockholders	$(1,625,899)	$(42,970)	$(1,797,826)	$(48,802)
Net loss per share:
Basic and diluted net loss per share attributable to Altice USA, Inc. stockholders	$(3.47)	$(0.09)	$(3.85)	$(0.11)
Basic and diluted weighted average common shares (in thousands)	468,676	460,626	467,108	459,335
Cash dividends declared per common share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(1,621,955)	$(40,835)	$(1,781,212)	$(32,029)
Other comprehensive income (loss):
Defined benefit pension plans	(127)	(1,293)	2,844	8,141
Applicable income taxes	34	350	(767)	(2,200)
Defined benefit pension plans, net of income taxes	(93)	(943)	2,077	5,941
Foreign currency translation adjustment	(530)	414	354	(403)
Other comprehensive income (loss)	(623)	(529)	2,431	5,538
Comprehensive loss	(1,622,578)	(41,364)	(1,778,781)	(26,491)
Comprehensive income attributable to noncontrolling interests	(3,944)	(2,135)	(16,614)	(16,773)
Comprehensive loss attributable to Altice USA, Inc. stockholders	$(1,626,522)	$(43,499)	$(1,795,395)	$(43,264)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Altice USA Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2025	$2,799	$1,842	$233,953	$(703,993)	$(10)	$(3,826)	$(469,235)	$12,403	$(456,832)
Net loss attributable to Altice USA stockholders	—	—	—	(75,676)	—	—	(75,676)	—	(75,676)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	4,405	4,405
Pension liability adjustments, net of income taxes	—	—	—	—	—	(1,125)	(1,125)	—	(1,125)
Foreign currency translation adjustment	—	—	—	—	—	(54)	(54)	—	(54)
Share-based compensation expense (equity classified)	—	—	11,587	—	—	—	11,587	—	11,587
Other, net	46	—	(8,543)	—	—	—	(8,497)	—	(8,497)
Balance at March 31, 2025	$2,845	$1,842	$236,997	$(779,669)	$(10)	$(5,005)	$(543,000)	$16,808	$(526,192)
Net loss attributable to Altice USA stockholders	—	—	—	(96,251)	—	—	(96,251)	—	(96,251)
Net income attributable to noncontrolling interests	—	—	—		—	—	—	8,265	8,265
Pension liability adjustments, net of income taxes	—	—	—	—	—	3,295	3,295	—	3,295
Foreign currency translation adjustment	—	—	—	—	—	938	938	—	938
Share-based compensation expense (equity classified)	—	—	12,054	—	—	—	12,054	—	12,054
Distributions to non-controlling interests	—	—	—	—	—	—	—	(26,452)	(26,452)
Other, net	9	—	(1,160)	—	—	—	(1,151)	—	(1,151)
Balance at June 30, 2025	$2,854	$1,842	$247,891	$(875,920)	$(10)	$(772)	$(624,115)	$(1,379)	$(625,494)
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (Continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Altice USA Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at June 30, 2025	$2,854	$1,842	$247,891	$(875,920)	$(10)	$(772)	$(624,115)	$(1,379)	$(625,494)
Net loss attributable to stockholders	—	—	—	(1,625,899)	—	—	(1,625,899)	—	(1,625,899)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	3,944	3,944
Pension liability adjustments, net of income taxes	—	—	—	—	—	(93)	(93)	—	(93)
Foreign currency translation adjustment	—	—	—	—	—	(530)	(530)	—	(530)
Share-based compensation expense (equity classified)	—	—	9,696	—	—	—	9,696	—	9,696
Other, net	10	—	(1,224)	—	—	—	(1,214)	—	(1,214)
Balance at September 30, 2025	$2,864	$1,842	$256,363	$(2,501,819)	$(10)	$(1,395)	$(2,242,155)	$2,565	$(2,239,590)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (Continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Altice USA Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2024	$2,718	$1,842	$187,186	$(601,075)	$—	$(12,851)	$(422,180)	$(12,238)	$(434,418)
Net loss attributable to Altice USA stockholders	—	—	—	(21,193)	—	—	(21,193)	—	(21,193)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	8,297	8,297
Pension liability adjustments, net of income taxes	—	—	—	—	—	4,255	4,255	—	4,255
Foreign currency translation adjustment	—	—	—	—	—	(612)	(612)	—	(612)
Share-based compensation expense (equity classified)	—	—	6,484	—	—	—	6,484	—	6,484
Other, net	49	—	2,043	—	(10)	—	2,082	—	2,082
Balance at March 31, 2024	2,767	1,842	195,713	(622,268)	(10)	(9,208)	(431,164)	(3,941)	(435,105)
Net income attributable to Altice USA stockholders	—	—	—	15,361	—	—	15,361	—	15,361
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	6,341	6,341
Pension liability adjustments, net of income taxes	—	—	—	—	—	2,629	2,629	—	2,629
Foreign currency translation adjustment	—	—	—	—	—	(205)	(205)	—	(205)
Share-based compensation expense (equity classified)	—	—	15,147	—	—	—	15,147	—	15,147
Other, net	6	—	(868)	—	—	—	(862)	—	(862)
Balance at June 30, 2024	$2,773	$1,842	$209,992	$(606,907)	$(10)	$(6,784)	$(399,094)	$2,400	$(396,694)
See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (Continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Altice USA Stockholder' Deficiency	Non-controlling Interests	Total Deficiency
Balance at June 30, 2024	$2,773	$1,842	$209,992	$(606,907)	$(10)	$(6,784)	$(399,094)	$2,400	$(396,694)
Net loss attributable to stockholders	—	—	—	(42,970)	—	—	(42,970)	—	(42,970)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	2,135	2,135
Pension liability adjustments, net of income taxes	—	—	—	—	—	(943)	(943)	—	(943)
Foreign currency translation adjustment	—	—	—	—	—	414	414	—	414
Share-based compensation expense (equity classified)	—	—	16,188	—	—	—	16,188	—	16,188
Other, net	6	—	(713)	—	—	—	(707)	—	(707)
Balance at September 30, 2024	$2,779	$1,842	$225,467	$(649,877)	$(10)	$(7,313)	$(427,112)	$4,535	$(422,577)

See accompanying notes to consolidated financial statements.

ALTICE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,781,212)	$(32,029)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,243,490	1,170,503
Indefinite-lived cable franchise rights impairment	1,611,308	—
Gain on investments, sale of assets or sale of affiliate interests	(55,119)	(292)
Loss on extinguishment of debt and write-off of deferred financing costs	1,693	7,035
Amortization of deferred financing costs and discounts (premiums) on indebtedness	15,802	15,470
Share-based compensation expense	43,628	50,351
Deferred income taxes	(177,714)	(7,129)
Decrease in right-of-use assets	33,708	33,729
Allowance for credit losses	47,624	68,433
Other	892	5,469
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(42,578)	(24,721)
Prepaid expenses and other assets	(45,616)	(127,820)
Amounts due from and due to affiliates	(5,520)	(45,700)
Accounts payable and accrued liabilities	(143,007)	(106,529)
Interest payable	(65,746)	16,990
Deferred revenue	58,700	8,589
Interest rate swap contracts	6,563	110,130
Net cash provided by operating activities	746,896	1,142,479
Cash flows from investing activities:
Capital expenditures	(1,065,163)	(1,042,975)
Payments for acquisitions, net of cash acquired	(7,616)	(5,748)
Proceeds related to sale of equipment, net of costs of disposal	62,729	3,399
Additions to other intangible assets	(643)	(1,006)
Other, net	—	350
Net cash used in investing activities	(1,010,693)	(1,045,980)
Cash flows from financing activities:
Proceeds from long-term debt	1,835,000	3,875,000
Repayment of debt	(577,619)	(3,891,175)
Principal payments on finance lease obligations	(98,347)	(99,426)
Payment related to acquisition of noncontrolling interest	—	(7,261)
Additions to deferred financing costs	(65,937)	(18,936)
Distributions to noncontrolling interests	(26,452)	—
Other, net	(16,362)	(6,345)
Net cash provided by (used in) financing activities	1,050,283	(148,143)
Net increase (decrease) in cash and cash equivalents	786,486	(51,644)
Effect of exchange rate changes on cash and cash equivalents	354	(403)
Net increase (decrease) in cash, cash equivalents and restricted cash	786,840	(52,047)
Cash, cash equivalents and restricted cash at beginning of year	256,824	302,338
Cash, cash equivalents and restricted cash at end of period	$1,043,664	$250,291
See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except unit amounts)
	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$927,598	$246,326
Restricted cash	82,201	290
Accounts receivable, trade (less allowance for credit losses of $23,635 and $24,232, respectively)	327,727	332,271
Prepaid expenses and other current assets ($1,821 and $905 due from affiliates, respectively)	175,091	142,694
Total current assets	1,512,617	721,581
Property, plant and equipment, net of accumulated depreciation of $9,562,268 and $8,762,014, respectively	8,430,127	8,414,632
Right-of-use operating lease assets	248,673	248,013
Other assets	135,471	108,855
Amortizable intangibles, net of accumulated amortization of $6,399,567 and $6,190,154, respectively	764,506	960,805
Indefinite-lived cable franchise rights	11,600,000	13,211,308
Goodwill	8,041,217	8,041,217
Total assets	$30,732,611	$31,706,411

LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$775,665	$971,499
Interest payable	340,462	406,208
Accrued employee related costs	193,357	191,990
Deferred revenue	146,939	74,167
Notes payable to affiliate (Note 14)	84,500	90,500
Debt	95,214	185,473
Other current liabilities ($21,555 and $26,944 due to affiliates, respectively)	410,111	407,540
Total current liabilities	2,046,248	2,327,377
Other liabilities	261,043	255,683
Deferred tax liability	4,278,892	4,455,840
Right-of-use operating lease liability	256,266	255,116
Long-term debt, net of current maturities	26,142,404	24,872,015
Total liabilities	32,984,853	32,166,031
Commitments and contingencies (Note 15)
Member's deficiency (100 membership units issued and outstanding)	(2,253,412)	(468,197)
Accumulated other comprehensive loss	(1,395)	(3,826)
Total member's deficiency	(2,254,807)	(472,023)
Noncontrolling interests	2,565	12,403
Total deficiency	(2,252,242)	(459,620)
Total liabilities and member's deficiency	$30,732,611	$31,706,411

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue (including revenue from affiliates of $18, $74, $179, and $386, respectively) (See Note 14)	$2,108,110	$2,227,700	$6,407,595	$6,719,390
Operating expenses:
Programming and other direct costs (including charges from affiliates of $1,676, $2,449, $4,217, and $8,951, respectively) (See Note 14)	639,012	711,330	1,972,233	2,174,677
Other operating expenses (including charges from affiliates of $13,604, $13,429, $39,066, and $34,188, respectively) (See Note 14)	653,377	675,366	2,054,691	2,020,158
Restructuring, impairments and other operating items (See Note 7)	1,568,120	10,871	1,656,568	15,525
Depreciation and amortization	415,308	386,342	1,243,490	1,170,503
	3,275,817	1,783,909	6,926,982	5,380,863
Operating income	(1,167,707)	443,791	(519,387)	1,338,527
Other income (expense):
Interest expense, net	(460,506)	(448,228)	(1,335,999)	(1,328,324)
Gain on investments and sale of affiliate interests	—	—	5	292
Gain (loss) on interest rate swap contracts, net	1,147	(45,657)	(142)	10,220
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	(1,693)	(7,035)
Other expense, net	(591)	(1,495)	(2,388)	(4,526)
	(459,950)	(495,380)	(1,340,217)	(1,329,373)
Income (loss) before income taxes	(1,627,657)	(51,589)	(1,859,604)	9,154
Income tax benefit (expense)	2,149	10,064	67,361	(41,873)
Net loss	(1,625,508)	(41,525)	(1,792,243)	(32,719)
Net income attributable to noncontrolling interests	(3,944)	(2,135)	(16,614)	(16,773)
Net loss attributable to CSC Holdings, LLC sole member	$(1,629,452)	$(43,660)	$(1,808,857)	$(49,492)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(1,625,508)	$(41,525)	$(1,792,243)	$(32,719)
Other comprehensive income (loss):
Defined benefit pension plans	(127)	(1,293)	2,844	8,141
Applicable income taxes	34	350	(767)	(2,200)
Defined benefit pension plans, net of income taxes	(93)	(943)	2,077	5,941
Foreign currency translation adjustment	(530)	414	354	(403)
Other comprehensive income (loss)	(623)	(529)	2,431	5,538
Comprehensive loss	(1,626,131)	(42,054)	(1,789,812)	(27,181)
Comprehensive income attributable to noncontrolling interests	(3,944)	(2,135)	(16,614)	(16,773)
Comprehensive loss attributable to CSC Holdings, LLC sole member	$(1,630,075)	$(44,189)	$(1,806,426)	$(43,954)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER'S DEFICIENCY
(In thousands)
(Unaudited)

	Member's Deficiency	Accumulated Other Comprehensive Loss	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2025	$(468,197)	$(3,826)	$(472,023)	$12,403	$(459,620)
Net loss attributable to CSC Holdings, LLC sole member	(78,122)	—	(78,122)	—	(78,122)
Net income attributable to noncontrolling interests	—	—	—	4,405	4,405
Pension liability adjustments, net of income taxes	—	(1,125)	(1,125)	—	(1,125)
Foreign currency translation adjustment	—	(54)	(54)	—	(54)
Share-based compensation expense (equity classified)	11,587	—	11,587	—	11,587
Cash distributions to parent, net	(8,547)	—	(8,547)	—	(8,547)
Balance at March 31, 2025	(543,279)	(5,005)	(548,284)	16,808	(531,476)
Net loss attributable to CSC Holdings, LLC sole member	(101,283)	—	(101,283)	—	(101,283)
Net income attributable to noncontrolling interests	—	—	—	8,265	8,265
Pension liability adjustments, net of income taxes	—	3,295	3,295	—	3,295
Foreign currency translation adjustment	—	938	938	—	938
Share-based compensation expense (equity classified)	12,054	—	12,054	—	12,054
Distributions to non-controlling interests	—	—	—	(26,452)	(26,452)
Distributions to parent, net	(1,148)	—	(1,148)	—	(1,148)
Balance at June 30, 2025	(633,656)	(772)	(634,428)	(1,379)	(635,807)
Net income attributable to CSC Holdings, LLC sole member	(1,629,452)	—	(1,629,452)	—	(1,629,452)
Net income attributable to noncontrolling interests	—	—	—	3,944	3,944
Pension liability adjustments, net of income taxes	—	(93)	(93)	—	(93)
Foreign currency translation adjustment	—	(530)	(530)	—	(530)
Share-based compensation expense (equity classified)	9,696	—	9,696	—	9,696
Balance at September 30, 2025	$(2,253,412)	$(1,395)	$(2,254,807)	$2,565	$(2,252,242)

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

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,792,243)	$(32,719)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,243,490	1,170,503
Indefinite-lived cable franchise rights impairment	1,611,308	—
Gain on investments, sale of assets or sale of affiliate interests	(55,119)	(292)
Loss on extinguishment of debt and write-off of deferred financing costs	1,693	7,035
Amortization of deferred financing costs and discounts (premiums) on indebtedness	15,802	15,470
Share-based compensation expense	43,628	50,351
Deferred income taxes	(177,714)	(4,857)
Decrease in right-of-use assets	33,708	33,729
Allowance for credit losses	47,624	68,433
Other	892	5,469
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(42,578)	(24,721)
Prepaid expenses and other assets	(43,433)	(145,355)
Amounts due from and due to affiliates	(6,262)	(46,762)
Accounts payable and accrued liabilities	(129,494)	(191,942)
Interest payable	(65,746)	16,990
Deferred revenue	58,700	8,589
Interest rate swap contracts	6,563	110,130
Net cash provided by operating activities	750,819	1,040,051
Cash flows from investing activities:
Capital expenditures	(1,065,163)	(1,042,975)
Payments for acquisitions, net of cash acquired	(7,616)	(5,748)
Proceeds related to sale of equipment, net of costs of disposal	62,729	3,399
Additions to other intangible assets	(643)	(1,006)
Other, net	—	350
Net cash used in investing activities	(1,010,693)	(1,045,980)
Cash flows from financing activities:
Proceeds from long-term debt	1,835,000	3,875,000
Repayment of debt	(583,619)	(3,891,175)
Proceeds from notes payable to affiliates	—	92,500
Distributions to parent	(9,738)	(5,345)
Principal payments on finance lease obligations	(98,347)	(99,426)
Payment related to acquisition of a noncontrolling interest	—	(7,261)
Additions to deferred financing costs	(65,937)	(18,936)
Other, net	(5,500)	(1,000)
Distributions to noncontrolling interests	(26,452)	—
Net cash provided by (used in) financing activities	1,045,407	(55,643)
Net increase (decrease) in cash and cash equivalents	785,533	(61,572)
Effect of exchange rate changes on cash and cash equivalents	354	(403)
Net increase (decrease) in cash, cash equivalents and restricted cash	785,887	(61,975)
Cash, cash equivalents and restricted cash at beginning of year	246,616	302,331
Cash, cash equivalents and restricted cash at end of period	$1,032,503	$240,356
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
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
NOTE 3.    ACCOUNTING STANDARDS
Recently Issued But Not Yet Adopted Accounting Pronouncements
ASU No. 2025-06 Intangibles—Goodwill and Other—Internal-Use Software
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2025-06 Intangibles—Goodwill and Other—Internal-Use Software related to accounting for internal-use software costs. The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 becomes effective for annual periods beginning after December 15, 2027 (January 1, 2028 for us), including interim periods within those fiscal years, though early adoption is permitted. We are currently evaluating the impact of adopting ASU 2025-06 on our consolidated financial statements and related disclosures.
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
ASU No. 2023-09 Income Taxes—Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes—Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. ASU No. 2023-09 is effective for us for the fiscal year ending December 31, 2025. We are currently evaluating the impact of adopting ASU No. 2023-09, but we expect additional disclosure disaggregation in our income tax footnote.
NOTE 4.    REVENUE
The following table presents the composition of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Residential:
Broadband	$873,449	$913,417	$2,658,149	$2,745,400
Video	645,207	715,117	1,971,315	2,210,156
Telephony	61,791	69,877	192,836	212,545
Mobile	42,277	30,563	116,597	82,935
Residential revenue	1,622,724	1,728,974	4,938,897	5,251,036
Business services and wholesale	361,886	366,355	1,087,219	1,100,506
News and advertising	105,863	117,682	327,044	328,687
Other	17,637	14,689	54,435	39,161
Total revenue	$2,108,110	$2,227,700	$6,407,595	$6,719,390

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
We are assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collect such taxes from our customers. In instances where the tax is being assessed directly on us, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three and nine months ended September 30, 2025, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $49,905 and $152,060, respectively. For the three and nine months ended September 30, 2024, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $52,510 and $160,664, respectively.
Customer Contract Costs
Deferred enterprise sales commission costs are included in other current and noncurrent assets in the consolidated balance sheets and totaled $21,125 and $19,743 as of September 30, 2025 and December 31, 2024, respectively.
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
Concentration of Credit Risk
We did not have a single customer that represented 10% or more of our consolidated revenues for the three and nine months ended September 30, 2025 and 2024 or 10% or more of our consolidated net trade receivables at September 30, 2025 and December 31, 2024, respectively.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
Our non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2025	2024
Non-Cash Investing and Financing Activities:
Altice USA and CSC Holdings:
Capital expenditures accrued but unpaid	$255,388	$351,896
Notes payable issued for the purchase of equipment and other assets	—	50,642
Right-of-use assets acquired in exchange for finance lease obligations	40,831	28,708
Additions to other intangible assets	12,147	—
Other non-cash investing and financing transactions	98	—
Supplemental Data:
Altice USA and CSC Holdings:
Cash interest paid, net of capitalized interest of $— and $2,720, respectively	1,395,503	1,301,935
Income taxes paid, net	107,532	211,151
CSC Holdings:
Cash interest paid relating to a note payable to Captive (see Note 14)	3,962	—
Reconciliation of cash, cash equivalents and restricted cash :

	September 30,
	2025	2024
Altice USA:
Cash and cash equivalents	$938,759	$250,001
Restricted cash, short-term (see Note 9)	82,201	290
Restricted cash, long-term, included within the line item “other assets” (see Note 9)	22,704	—
Total cash, cash equivalents and restricted cash	$1,043,664	$250,291

	September 30,
	2025	2024
CSC Holdings:
Cash and cash equivalents	$927,598	$240,066
Restricted cash, short-term (see Note 9)	82,201	290
Restricted cash, long-term, included within the line item “other assets” (see Note 9)	22,704	—
Total cash, cash equivalents and restricted cash	$1,032,503	$240,356

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
NOTE 7.    RESTRUCTURING, IMPAIRMENTS AND OTHER OPERATING ITEMS
Our restructuring, impairments and other operating items are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Impairment charge (a)	$1,611,308	$—	$1,611,308	$—
Litigation settlements and contract termination costs (b) (c)	—	—	5,058	(17,826)
Gain on disposal of assets (d)	(55,114)	—	(55,114)	—
Contractual payments for terminated employees (e)	7,155	4,598	77,543	16,460
Facility realignment costs	258	718	1,090	4,265
Impairment of right-of-use operating lease assets	439	1,629	1,765	4,591
Transaction costs and other	4,074	3,926	14,918	8,035
	$1,568,120	$10,871	$1,656,568	$15,525

(a)See Note 8 for a discussion of the impairment charge related to our indefinite-lived cable franchise rights.
(b)Amounts for the 2025 periods reflect estimated amounts for certain legal matters, including adjustments to these estimates, and costs to early terminate contracts with vendors.
(c)Amount for the nine months ended September 30, 2024 includes a credit resulting from the waiver of a payment obligation in June 2024 related to a patent infringement settlement agreement reached in the fourth quarter of 2022 and a credit resulting from the indemnification from a supplier related to this matter. Offsetting these credits was an expense, net of insurance recoveries, in connection with the settlement of other significant litigation and costs to early terminate contracts with vendors.
(d)In July 2025, we completed the sale of certain tower assets for $59,908 and recorded a gain of $55,114. In connection with the sale, we entered into a master license agreement with the buyer pursuant to which we maintain access to space on certain of those towers for an initial term of five years.
(e)Includes costs related to our workforce management initiatives, including costs related to a voluntary retirement program.
NOTE 8.    GOODWILL AND INTANGIBLE ASSETS
Our amortizable intangible assets primarily consist of customer relationships acquired pursuant to business combinations and represent the value of the business relationship with those customers.
The following table summarizes information relating to our acquired amortizable intangible assets:

	As of September 30, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,089,374	$(5,344,104)	$745,270	$6,089,050	$(5,137,180)	$951,870	1 to 18 years
Trade names	1,010,000	(1,010,000)	—	1,010,000	(1,010,000)	—	4 to 7 years
Other amortizable intangibles	64,699	(45,463)	19,236	51,909	(42,974)	8,935	1 to 15 years
	$7,164,073	$(6,399,567)	$764,506	$7,150,959	$(6,190,154)	$960,805
Amortization expense for the three and nine months ended September 30, 2025 aggregated $63,023 and $209,412, respectively, and $73,264 and $240,372 for the three and nine months ended September 30, 2024, respectively.
The carrying amount of indefinite-lived cable television franchises and goodwill is presented below:

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)

	Indefinite-lived Cable Franchise Rights	Goodwill
Balance as of December 31, 2024	$13,211,308	$8,041,217
Impairment charge	(1,611,308)	—
Balance as of September 30, 2025	$11,600,000	$8,041,217
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
During the three months ended September 30, 2025, we completed our annual long-term plan, which reflected a decline in estimated future cash flows. Management concluded that this was a triggering event and a quantitative impairment test of our indefinite-lived cable franchise rights was performed as of September 30, 2025.
As a result of our quantitative impairment test, we recorded a non-cash impairment charge of $1,611,308 related to our indefinite-lived cable franchise rights for the three months ended September 30, 2025. These intangible assets represent contractual rights to operate cable systems in specific geographic areas. The decline in the estimated fair value of our indefinite-lived franchise rights was attributable to updated long-term financial projections, that reflected a reduction in estimated future cash flows as a result of the sustained competitive environment and macroeconomic conditions. The impairment analysis was conducted using a discounted cash flow methodology, which incorporated updated projections of future cash flows, growth rates, and discount rates consistent with current market assumptions. If we experience a significant decrease in cash flows from new customers, then we may incur future non-cash impairment charges on our indefinite-lived cable franchise rights. This charge is included in "Restructuring, impairments and other operating items" in the consolidated statement of operations and did not impact our cash flow or liquidity.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
NOTE 9.    DEBT
The following table provides details of our outstanding debt:

		Interest Rate at September 30, 2025	September 30, 2025		December 31, 2024
Date Issued	Maturity Date		Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
October 18, 2018	April 1, 2028	7.500%	$4,118	$4,116	$4,118	$4,115
November 27, 2018	April 1, 2028	7.500%	1,045,882	1,045,287	1,045,882	1,045,130
July 10 and October 7, 2019	January 15, 2030	5.750%	2,250,000	2,269,213	2,250,000	2,272,150
June 16 and August 17, 2020	December 1, 2030	4.625%	2,325,000	2,351,562	2,325,000	2,354,856
May 13, 2021	November 15, 2031	5.000%	500,000	498,804	500,000	498,681
			6,125,000	6,168,982	6,125,000	6,174,932
CSC Holdings Senior Guaranteed Notes:
September 23, 2016	April 15, 2027	5.500%	1,310,000	1,308,876	1,310,000	1,308,363
January 29, 2018	February 1, 2028	5.375%	1,000,000	997,567	1,000,000	996,853
January 31, 2019	February 1, 2029	6.500%	1,750,000	1,748,680	1,750,000	1,748,423
June 16, 2020	December 1, 2030	4.125%	1,100,000	1,097,282	1,100,000	1,096,940
August 17, 2020	February 15, 2031	3.375%	1,000,000	998,102	1,000,000	997,864
May 13, 2021	November 15, 2031	4.500%	1,500,000	1,496,445	1,500,000	1,496,075
April 25, 2023	May 15, 2028	11.250%	1,000,000	996,082	1,000,000	995,174
January 25, 2024	January 31, 2029	11.750%	2,050,000	2,036,193	2,050,000	2,033,786
			10,710,000	10,679,227	10,710,000	10,673,478
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility (b)	July 13, 2027	6.500%	2,125,000	2,123,268	1,700,000	1,697,559
Incremental Term Loan B-5 (c)	April 15, 2027	8.750%	2,835,000	2,829,500	2,857,500	2,849,460
Incremental Term Loan B-6 (d)	January 15, 2028	8.650%	1,951,894	1,928,539	1,966,908	1,936,863
			6,911,894	6,881,307	6,524,408	6,483,882
Lightpath Senior Notes:
September 29, 2020	September 15, 2028	5.625%	415,000	411,124	415,000	410,249
Lightpath Senior Secured Notes:
September 29, 2020	September 15, 2027	3.875%	450,000	446,940	450,000	445,836
Lightpath Term Loan (e)	November 30, 2027	7.150%	670,868	668,645	676,000	673,107
Lightpath Revolving Credit Facility (f)			—	—	—	—
			1,535,868	1,526,709	1,541,000	1,529,192
Receivables Facility Loan:
July 16, 2025	January 16, 2031	8.875%	996,167	893,547	—	—

Finance lease obligations			87,846	87,846	145,362	145,362
Supply chain financing			—	—	50,642	50,642
			26,366,775	26,237,618	25,096,412	25,057,488
Less: current portion of credit facility debt			(56,762)	(56,762)	(57,061)	(57,061)
Less: current portion of receivables facility loan			(20,000)	(20,000)	—	—
Less: current portion of finance lease obligations			(18,452)	(18,452)	(77,770)	(77,770)
Less: current portion of supply chain financing			—	—	(50,642)	(50,642)
			(95,214)	(95,214)	(185,473)	(185,473)
Long-term debt			$26,271,561	$26,142,404	$24,910,939	$24,872,015

(a)The carrying amount is net of the unamortized deferred financing costs and discounts/premiums, as applicable.

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
(b)At September 30, 2025, $161,514 of the revolving credit facility was restricted for certain letters of credit issued on our behalf and $188,486 of the $2,475,000 facility was undrawn and available, subject to covenant limitations. The revolving credit facility bears interest at a rate of Secured Overnight Financing Rate ("SOFR") (plus a credit adjustment spread of 0.10%) plus 2.25% per annum.
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
(e)See discussion below under "Lightpath Credit Facility" regarding the Refinancing Amendment.
(f)At September 30, 2025, $18,538 of the revolving credit facility was restricted for certain letters of credit issued on Lightpath's behalf and $96,462 of the $115,000 in revolving loan commitments were undrawn and available, subject to covenant limitations.
For financing purposes, we have three debt silos: CSC Holdings, Lightpath and NYC ABS (defined below). The CSC Holdings silo is structured as a restricted group (the "CSC Holdings Restricted Group") and an unrestricted group, which includes certain designated subsidiaries. The CSC Holdings Restricted Group is comprised of CSC Holdings and substantially all of its wholly-owned operating subsidiaries excluding Cablevision Lightpath and certain of its designated subsidiaries, and Cablevision Funding and certain special-purpose entities formed or transferred to Cablevision Funding in connection with the Loan and Security Agreement (defined below). These CSC Holdings Restricted Group subsidiaries are subject to the covenants and restrictions of CSC Holdings' credit facility and indentures governing the notes issued by CSC Holdings. The Lightpath silo includes all of its operating subsidiaries which are subject to the covenants and restrictions of the Lightpath credit facility and indentures governing the notes issued by Lightpath. The NYC ABS silo consists of special-purpose entities that hold, among other things, certain receivables generated by our Bronx and Brooklyn service area and network assets located in that area, and is subject to covenants and restrictions set forth in the Loan and Security Agreement.
CSC Holdings Revolving Credit Facility
During the nine months ended September 30, 2025, CSC Holdings borrowed $875,000 under its revolving credit facility and repaid $450,000 of amounts outstanding under its revolving credit facility.
Lightpath Credit Facility
Lightpath is party to an amended credit agreement (the "Amended Credit Agreement") which provides a term loan in an aggregate principal amount of $676,000 ($670,868 outstanding at September 30, 2025) and revolving loan commitments (the "Lightpath Revolving Credit Facility") in an aggregate principal amount of $115,000.
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
NYC ABS Loan and Security Agreement
On July 16, 2025, Cablevision Funding LLC ("Cablevision Funding"), a newly formed, bankruptcy remote, indirect wholly owned subsidiary of the Company, entered into an asset-backed security transaction (the “NYC ABS”), in accordance with a receivables facility loan and security agreement, by and among Cablevision Funding, certain guarantors party thereto (collectively, the "Guarantors"), Goldman Sachs Bank USA and certain funds managed by TPG Angelo Gordon, as initial lenders, Goldman Sachs Bank USA and TPG Angelo Gordon, as structuring agents, Alter Domus (US) LLC, as administrative agent, and Citibank, N.A., as collateral agent (the “Collateral Agent”) and account bank (the "Loan and Security Agreement"). The obligations under the Loan and Security Agreement are secured by substantially all of the assets of Cablevision Funding and its subsidiary, Cablevision Systems New York City LLC (“NYC AssetCo”), and the Guarantors, consisting of, among other things, certain receivables generated by our Bronx and Brooklyn service area and network assets located in that area.
The Loan and Security Agreement provides for, among other things, initial term loan commitments in an aggregate principal amount of $1,000,000, issued with an original issue discount of 400 basis points. The loans made pursuant to the initial term loan commitments (the "Initial Term Loans") will (i) mature on January 16, 2031; (ii) accrue interest at a fixed rate per annum equal to 8.875%; and (iii) amortize monthly at a rate of 2.0% per annum, up to and including January 15, 2028, and 5.0% per annum thereafter. The proceeds from the Initial Term Loans (after original issue discount, fees and other deferred financing costs) amounted to $894,063, of which a portion was used to fund Cablevision Funding’s interest reserve account with the minimum interest reserve amount in accordance with the terms of the Loan and Security Agreement, and pay certain costs associated with the transactions. The remaining proceeds are being used to finance working capital, to prepay indebtedness and for other general corporate purposes.
Pursuant to the terms of the Loan and Security Agreement, restricted cash is held in bank accounts controlled by the Collateral Agent for the purpose of paying interest, certain fees and scheduled principal and for satisfying the required liquidity reserve amounts. As of September 30, 2025, in blocked accounts under the Loan and Security Agreement, we had short-term restricted cash of $81,908 and long-term restricted cash of $22,704.
Debt Compliance
As of September 30, 2025, CSC Holdings and Lightpath were in compliance with applicable financial covenants under their respective credit facilities and with applicable financial covenants under each respective indenture by which the senior guaranteed notes, senior secured notes and senior notes were issued. As of September 30, 2025, Cablevision Funding was in compliance with all applicable covenants under the Loan and Security Agreement.
Summary of Debt Maturities
The future principal payments under our various debt obligations outstanding as of September 30, 2025, excluding finance lease obligations, are as follows:

2025	$19,190
2026	76,762
2027	7,384,960
2028 (a)	5,420,183
2029	3,850,000
Thereafter	9,527,834

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
The following represents the location of the assets associated with our derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at
		September 30, 2025	December 31, 2024
Asset Derivatives:
Interest rate swap contracts	Other assets, long-term	$2,414	$8,466

Liability Derivatives:
Interest rate swap contracts	Other liabilities, long-term	$511	$—
The following table presents the gain (loss) related to our derivative contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gain (loss) on interest rate swap contracts, net	$1,147	$(45,657)	$(142)	$10,220
Interest Rate Swap Contracts
The following is a summary of the terms of our outstanding interest rate swap contracts at September 30, 2025:

Maturity Date	Notional Amount	Company Pays	Company Receives

Lightpath:
December 2026	$300,000	Fixed rate of 2.11%	One-month SOFR
December 2026	180,000	Fixed rate of 3.523%	One-month SOFR
December 2026	95,000	Fixed rate of 3.979%	One-month SOFR

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
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis and their classification under the fair value hierarchy:

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)

	Fair Value Hierarchy	September 30, 2025	December 31, 2024
Assets:
Money market funds (a)	Level I	$867,888	$158,648
Interest rate swap contracts	Level II	2,414	8,466
Liabilities:
Interest rate swap contracts	Level II	511	—
Contingent consideration related to acquisitions	Level III	5,542	6,974

(a)Money market funds at CSC Holdings amounted to $860,203 and $151,205 as of September 30, 2025 and December 31, 2024, respectively.
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
The fair value of the contingent consideration as of September 30, 2025 and December 31, 2024 related to certain acquisitions was determined using a probability assessment of the contingent payment for the respective periods.
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate:
Credit Facility Debt, Senior Notes, Senior Guaranteed Notes, Senior Secured Notes and Supply Chain Financing
The fair values of each of our debt instruments are based on quoted market prices of these instruments. The carrying value of outstanding amounts related to supply chain financing agreements approximates the fair value due to their short-term maturity (less than one year).
Receivables Facility Loan
The fair value of the receivables loan facility is based on Level 3 inputs, as this facility is not actively traded and was determined using a discounted cash flow ("DCF") model. This model estimates the present value of the expected future interest and principal payments under the terms of the receivables loan facility.
The carrying values, estimated fair values, and classification under the fair value hierarchy of our financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized below:

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)

		September 30, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

Credit facility debt	Level II	$7,549,952	$7,582,762	$7,156,989	$7,200,408
Receivables facility loan	Level III	893,547	1,006,077	—	—
Senior guaranteed notes and senior secured notes	Level II	11,126,167	8,813,850	11,119,314	9,503,825
Senior notes	Level II	6,580,106	3,018,075	6,585,181	3,825,788
Supply chain financing	Level II	—	—	50,642	50,642
		$26,149,772	$20,420,764	$24,912,126	$20,580,663

(a)Amounts are net of unamortized deferred financing costs and discounts/premiums.
The table above excludes the estimated fair value of CSC Holding's note payable to Captive of $84,500, as it is eliminated in the Altice USA consolidated financial statements (see Note 14). The carrying value of the note payable approximates fair value due to its short-term maturity (less than one year).
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
NOTE 12.    INCOME TAXES
Our provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate (“AETR”) for the full year to pretax income (loss) excluding certain discrete items for the reporting period. For the third quarter of 2025, and in accordance with Accounting Standards Codification 740, we computed our provision for income taxes based on the actual effective tax rate for the year-to-date period by applying the discrete method. We determined that the historical method would not provide a reliable estimate for the third quarter of 2025 because small changes in estimated ordinary income for full year 2025 would result in a significant change in the AETR. We believe that the use of this discrete method represents the best estimate of our annual effective tax rate.
Altice USA
For the three and nine months ended September 30, 2025, we recorded a tax benefit of $1,397 and $65,008 on pre-tax losses of $1,623,352 and $1,846,220, respectively, resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower rate is primarily due to the nonrecognition for tax purposes of the intangible impairment charge during the three and nine months ended September 30, 2025.
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
CSC Holdings
For the three and nine months ended September 30, 2025, we recorded a tax benefit of $2,149 and $67,361 on pre-tax losses of $1,627,657 and $1,859,604, respectively, resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower rate is primarily due to the nonrecognition for tax purposes of the intangible impairment charge during the three and nine months ended September 30, 2025.
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
NOTE 13.    SHARE-BASED COMPENSATION
The following table presents share-based compensation expense (benefit) and unrecognized compensation cost:

	Share-Based Compensation				Unrecognized Compensation Cost as of September 30, 2025
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Awards issued pursuant to LTIP:
Stock option awards	$358	$1,154	$1,149	$373	$770
Performance stock units	(228)	651	946	(1,568)	763
Restricted share units	9,011	13,412	29,328	36,919	45,277
Cash denominated performance awards	2,872	4,097	11,630	11,025	28,789
Other	—	856	575	3,602	—
	$12,013	$20,170	$43,628	$50,351	$75,599
Restricted Share Units
The following table summarizes activity related to restricted share units granted to our employees:

Number of Units
Balance at December 31, 2024	30,146,503
Granted	19,864,598
Vested	(10,430,527)
Forfeited	(5,630,577)
Balance at September 30, 2025	33,949,997

Cash Denominated Performance Awards
The following table summarizes activity related to cash denominated performance award granted to our employees:

Number of Units
Balance at December 31, 2024	92,346,250
Forfeited	(17,145,000)
Balance at September 30, 2025	75,201,250
The cash denominated performance awards cliff vest in three years. The payout of these awards can range from 0% to 200% of the target value based on our achievement of certain revenue and Adjusted EBITDA targets during a three year performance period. These awards will be settled in shares of our Class A common stock, or cash, at our option.
Stock Option Awards
Options outstanding under the 2017 LTIP Plan either (i) cliff vest on the third anniversary of the date of grant, (ii) vest over three years in annual increments of 33-1/3%, or (iii) vest over four years, with 50% vesting on the second anniversary of the date of grant, 25% on the third anniversary of the date of grant and 25% on the fourth anniversary of the date of grant. The option awards generally are subject to continued employment with us, and expire ten years

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
from the date of grant. Performance based option awards vest upon achievement of performance criteria. As of September 30, 2025, there were 17,065,933 options outstanding of which 15,361,939 were exercisable.
Performance Stock Units
Certain of our employees were granted performance stock units ("PSUs"). Each PSU gives the employee the right to receive one share of Altice USA Class A common stock, upon achievement of a specified stock price hurdle. The PSUs will be forfeited if the applicable performance measure is not achieved prior to January 29, 2026 or if the employee does not continue to provide services to us through the achievement date of the applicable performance measure. As of September 30, 2025 there were 2,500,432 PSUs outstanding.
Lightpath Plan Awards
As of September 30, 2025, 608,859 Class A-1 management incentive units and 281,576 Class A-2 management incentive units ("Award Units") granted to certain employees of Lightpath were outstanding. Vested units will be redeemed upon a partial exit, a change in control or the completion of an initial public offering, as defined in the Lightpath Holdings LLC agreement. The grant date fair value of the Award Units outstanding aggregated $31,501 and will be expensed in the period in which a partial exit or a liquidity event is consummated.
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
The following table summarizes the revenue and expenses related to services provided to or received from affiliates and related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$18	$74	$179	$386
Operating expenses:
Programming and other direct costs	(1,676)	(2,449)	(4,217)	(8,951)
Other operating expenses, net	(13,604)	(13,429)	(39,066)	(34,188)
Operating expenses, net	(15,280)	(15,878)	(43,283)	(43,139)
Net charges	$(15,262)	$(15,804)	$(43,104)	$(42,753)
Capital expenditures	$3,043	$19,201	$32,865	$78,507
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

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	September 30, 2025	December 31, 2024
Due from:
Altice Europe	$—	$44
Other affiliates and related parties	445	270
	$445	$314
Due to:
Altice Europe	$20,120	$26,944
Other affiliates and related parties	1,435	—
	$21,555	$26,944

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
CSC Holdings Transactions with Altice USA
During the nine months ended September 30, 2025, CSC Holdings made cash equity distribution payments to Altice USA of $9,738 and received non-cash equity contributions from Altice USA of $43. During the three and nine months ended September 30, 2024, CSC Holdings made cash equity distribution payments to its parent of $707 and $5,345, respectively. CSC Holdings made non-cash equity distributions to its parent of $64 for the three months ended September 30, 2024 and received net non-cash equity contributions from its parent of $5,794 for the nine months ended September 30, 2024.
As of September 30, 2025, CSC Holdings had a demand promissory note payable to Captive in the amount of $84,500. Interest on this demand promissory note was $3,962 which was paid during the nine months ended September 30, 2025. As of September 30, 2025, CSC Holdings had a receivable from Captive of $162 and a receivable from Altice USA of $1,214.
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
The following table presents significant expenses that are not separately presented on the statements of operations that are reviewed by the CODM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Programming costs	$471,116	$549,928	$1,473,392	$1,720,755
Other direct costs (a)	167,896	161,402	498,841	453,922
Programming and other direct costs	$639,012	$711,330	$1,972,233	$2,174,677

Sales and marketing	$156,875	$167,937	$520,717	$495,414
Network services	133,689	141,253	404,610	416,144
Other (b)	359,890	365,374	1,120,180	1,107,798
Other operating expenses (c)	$650,454	$674,564	$2,045,507	$2,019,356

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
(c)Other operating expenses for CSC Holdings for the three and nine months ended September 30, 2025 amounted to $653,377 and $2,054,691, respectively, and include additional costs of $2,923 and $9,184 respectively, that were eliminated at Altice USA.
The measure of segment assets is reported on the balance sheet as total consolidated assets.
NOTE 17.    SUPPLEMENTAL INFORMATION
For financing purposes, CSC Holdings’ debt silo is structured as the CSC Holdings Restricted Group and an unrestricted group, which includes certain designated subsidiaries. CSC Holdings Restricted Group is comprised of CSC Holdings and all of its wholly-owned operating subsidiaries, except for Cablevision Lightpath and certain of its designated subsidiaries, and Cablevision Funding and certain special-purpose entities formed or transferred to Cablevision Funding in connection with the Loan and Security Agreement. These CSC Holdings Restricted Group subsidiaries are subject to the covenants and restrictions of the CSC Holdings’ credit facility and indentures governing the notes issued by CSC Holdings.
Presented below is financial information that reflects the financial condition and results of operations of CSC Holdings and its Restricted Subsidiaries separate from the financial condition and results of operations of CSC Holdings' Unrestricted Subsidiaries as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024. The financial information may not necessarily be indicative of the financial condition and results of operations had the Unrestricted Subsidiaries operated as independent entities.

	As of September 30, 2025
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
ASSETS
Current assets	$1,328,819	$1,158,772	$(974,974)	$1,512,617
Long term assets	25,053,596	4,180,100	(13,702)	29,219,994
Total assets	$26,382,415	$5,338,872	$(988,676)	$30,732,611

LIABILITIES AND MEMBER'S DEFICIENCY
Current liabilities	$2,752,308	$272,104	$(978,164)	$2,046,248
Long-term debt	23,743,976	2,398,428	—	26,142,404
Long-term liabilities	4,573,559	233,110	(10,468)	4,796,201
Total liabilities	31,069,843	2,903,642	(988,632)	32,984,853

Total member's deficiency	(4,687,428)	2,432,667	(46)	(2,254,807)
Noncontrolling interests	—	2,563	2	2,565
Total deficiency	(4,687,428)	2,435,230	(44)	(2,252,242)
Total liabilities and member's deficiency	$26,382,415	$5,338,872	$(988,676)	$30,732,611

ALTICE USA, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)

	Three Months Ended September 30, 2025
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Revenue	$1,795,298	$315,413	$(2,601)	$2,108,110
Operating expenses	3,055,208	223,221	(2,612)	3,275,817
Operating income	(1,259,910)	92,192	11	(1,167,707)
Other expense, net	(415,854)	(43,515)	(581)	(459,950)
Income (loss) before income taxes	(1,675,764)	48,677	(570)	(1,627,657)
Income tax benefit (expense)	13,212	(11,063)	—	2,149
Net income (loss)	(1,662,552)	37,614	(570)	(1,625,508)
Net loss (income) attributable to noncontrolling interests	—	(4,451)	507	(3,944)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(1,662,552)	$33,163	$(63)	$(1,629,452)

	Nine Months Ended September 30, 2025
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Revenue	$5,860,208	$554,662	$(7,275)	$6,407,595
Operating expenses	6,544,812	389,479	(7,309)	6,926,982
Operating income	(684,604)	165,183	34	(519,387)
Other expense, net	(1,247,567)	(90,663)	(1,987)	(1,340,217)
Income (loss) before income taxes	(1,932,171)	74,520	(1,953)	(1,859,604)
Income tax benefit (expense)	82,264	(14,903)	—	67,361
Net income (loss)	(1,849,907)	59,617	(1,953)	(1,792,243)
Net loss (income) attributable to noncontrolling interests	—	(18,338)	1,724	(16,614)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(1,849,907)	$41,279	$(229)	$(1,808,857)

	Three Months Ended September 30, 2024
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Revenue	$2,113,045	$116,754	$(2,099)	$2,227,700
Operating expenses	1,705,583	80,436	(2,110)	1,783,909
Operating income	407,462	36,318	11	443,791
Other expense, net	(463,125)	(31,999)	(256)	(495,380)
Income (loss) before income taxes	(55,663)	4,319	(245)	(51,589)
Income tax benefit (expense)	10,728	(664)	—	10,064
Net income (loss)	(44,935)	3,655	(245)	(41,525)
Net loss (income) attributable to noncontrolling interests	—	(2,357)	222	(2,135)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(44,935)	$1,298	$(23)	$(43,660)

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
NOTE 18.    SUBSEQUENT EVENTS
On November 5, 2025, our Board of Directors approved (i) a Certificate of Amendment to our Fourth Amended and Restated Certificate of Incorporation (the “Charter Amendment”) and (ii) the Third Amended and Restated Bylaws (the “Third Amended and Restated Bylaws”). The Charter Amendment was filed with the Delaware Secretary of State on that date, with a requested effectiveness of November 7, 2025. Effective as of November 7, 2025, our corporate name will change from Altice USA, Inc. to Optimum Communications, Inc. (the “Name Change”).
The Third Amended and Restated Bylaws, which will also become effective November 7, 2025, reflect the Name Change and certain ministerial updates, including updating references to our stockholders’ agreement to reflect the execution of the Amended and Restated Stockholder Agreement, dated as of August 2, 2023, and the changes reflected therein; removing references to “A4,” which we understand has been reorganized and no longer exists in its prior corporate form; and modifying certain limited consent provisions by Next Alt S.à r.l. in connection with the quorum for board meetings.
In connection with the Name Change, we announced that we intend for our shares of Class A common stock to cease trading under the ticker symbol “ATUS” and begin trading under the new ticker symbol “OPTU” on the New York Stock Exchange, which is expected to be effective on November 19, 2025. The CUSIP numbers for our Class A and Class B common stock will remain unchanged following the ticker symbol change.

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
Overview
Our Business
We principally provide broadband communications and video services in the United States and market our services under the Optimum brand. We deliver broadband, video, telephony, and mobile services to approximately 4.4 million residential and business customers across our footprint. Our footprint extends across 21 states (primarily in the New York metropolitan area and various markets in the south-central United States) through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a FTTH network with approximately 9.9 million total passings as of September 30, 2025. Additionally, we offer news programming and advertising services.
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
We derive revenue principally through monthly charges to residential customers of our broadband, video, telephony and mobile services. We also derive revenue from digital video recorder, video-on-demand ("VOD"), pay-per-view, installation and home shopping commissions. Our residential broadband, video, telephony and mobile services accounted for approximately 41%, 31%, 3%, and 2%, respectively, of our consolidated revenue for the nine months ended September 30, 2025. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and small and medium-sized business ("SMB") customers, including broadband, telephony, networking, video, and mobile services. For the nine months ended September 30, 2025, 17% of our consolidated revenue was derived from these business services. In addition, we derive revenue from the sale of advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), digital advertising, data analytics and affiliation fees for news programming, which accounted for approximately 5% of our consolidated revenue for the nine months ended September 30, 2025. Our other revenue (which primarily consists of mobile equipment revenue) for the three months ended September 30, 2025 accounted for approximately 1% of our consolidated revenue.
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

Results of Operations - Altice USA
(unaudited)

	Three Months Ended September 30,		Favorable (Unfavorable)	Nine Months Ended September 30,		Favorable (Unfavorable)
	2025	2024		2025	2024
Revenue:
Broadband	$873,449	$913,417	$(39,968)	$2,658,149	$2,745,400	$(87,251)
Video	645,207	715,117	(69,910)	1,971,315	2,210,156	(238,841)
Telephony	61,791	69,877	(8,086)	192,836	212,545	(19,709)
Mobile	42,277	30,563	11,714	116,597	82,935	33,662
Residential revenue	1,622,724	1,728,974	(106,250)	4,938,897	5,251,036	(312,139)
Business services and wholesale	361,886	366,355	(4,469)	1,087,219	1,100,506	(13,287)
News and advertising	105,863	117,682	(11,819)	327,044	328,687	(1,643)
Other	17,637	14,689	2,948	54,435	39,161	15,274
Total revenue	2,108,110	2,227,700	(119,590)	6,407,595	6,719,390	(311,795)
Operating expenses:
Programming and other direct costs	639,012	711,330	72,318	1,972,233	2,174,677	202,444
Other operating expenses	650,454	674,564	24,110	2,045,507	2,019,356	(26,151)
Restructuring, impairments and other operating items	1,568,120	10,871	(1,557,249)	1,656,568	15,525	(1,641,043)
Depreciation and amortization	415,308	386,342	(28,966)	1,243,490	1,170,503	(72,987)
Operating income	(1,164,784)	444,593	(1,609,377)	(510,203)	1,339,329	(1,849,532)
Other income (expense):
Interest expense, net	(459,124)	(448,168)	(10,956)	(1,331,799)	(1,328,264)	(3,535)
Gain on investments and sale of affiliate interests	—	—	—	5	292	(287)
Gain (loss) on interest rate swap contracts, net	1,147	(45,657)	46,804	(142)	10,220	(10,362)
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	—	(1,693)	(7,035)	5,342
Other expense, net	(591)	(1,495)	904	(2,388)	(4,526)	2,138
Income (loss) before income taxes	(1,623,352)	(50,727)	(1,572,625)	(1,846,220)	10,016	(1,856,236)
Income tax benefit (expense)	1,397	9,892	(8,495)	65,008	(42,045)	107,053
Net loss	(1,621,955)	(40,835)	(1,581,120)	(1,781,212)	(32,029)	(1,749,183)
Net income attributable to noncontrolling interests	(3,944)	(2,135)	(1,809)	(16,614)	(16,773)	159
Net loss attributable to Altice USA, Inc. stockholders	$(1,625,899)	$(42,970)	$(1,582,929)	$(1,797,826)	$(48,802)	$(1,749,024)

The following is a reconciliation of net loss to Adjusted EBITDA (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(1,621,955)	$(40,835)	$(1,781,212)	$(32,029)
Income tax expense (benefit)	(1,397)	(9,892)	(65,008)	42,045
Other expense, net	591	1,495	2,388	4,526
Loss (gain) on interest rate swap contracts, net	(1,147)	45,657	142	(10,220)
Gain on investments and sale of affiliates interests	—	—	(5)	(292)
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	1,693	7,035
Interest expense, net	459,124	448,168	1,331,799	1,328,264
Depreciation and amortization	415,308	386,342	1,243,490	1,170,503
Restructuring, impairments and other operating items	1,568,120	10,871	1,656,568	15,525
Share-based compensation	12,013	20,170	43,628	50,351
Adjusted EBITDA	$830,657	$861,976	$2,433,483	$2,575,708
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net cash flows from operating activities	$147,448	$436,024	$746,896	$1,142,479
Less: Capital expenditures (cash)	325,520	359,159	1,065,163	1,042,975
Free Cash Flow (Deficit)	$(178,072)	$76,865	$(318,267)	$99,504

The following table sets forth certain customer metrics (unaudited):

	September 30, 2025	June 30, 2025	September 30, 2024

	(in thousands)
Total passings (a)	9,942.9	9,891.5	9,784.7
Total customer relationships (b)	4,400.5	4,462.2	4,595.9
Residential	4,028.6	4,088.0	4,217.5
SMB	371.9	374.3	378.4
Residential customers:
Broadband	3,872.2	3,928.3	4,039.5
Video	1,674.9	1,736.3	1,944.8
Telephony	1,093.1	1,147.8	1,326.0
Penetration of total passings (c)	44.3%	45.1%	47.0%
Average revenue per user ("ARPU") (d)	$133.28	$133.68	$135.77

SMB customers:
Broadband	343.6	345.6	347.7
Video	74.6	76.6	83.3
Telephony	185.6	188.9	196.8

Total mobile lines (e)	584.4	546.4	420.1

FTTH total passings (f)	3,053.0	3,023.4	2,893.7
FTTH customer relationships (g)	703.5	663.0	481.6
FTTH Residential	683.6	644.6	468.5
FTTH SMB	19.8	18.5	13.1
Penetration of FTTH total passings (h)	23.0%	21.9%	16.6%

(a)Represents the estimated number of single residence homes, apartments and condominium units passed by our HFC and FTTH network in areas serviceable without further extending the transmission lines. In addition, it includes commercial establishments that have connected to our HFC and FTTH network. Broadband services were not available to approximately 26 thousand passings and telephony services were not available to approximately 460 thousand passings.
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
(e)Mobile lines represent the number of residential and business customers’ wireless connections, which include mobile phone handsets and other mobile wireless connected devices. An individual customer relationship may have multiple mobile lines. The total mobile ending lines as of September 30, 2025, June 30, 2025 and September 30, 2024 include approximately 14.2 thousand, 10.8 thousand and 3.0 thousand lines related to business customers, respectively. The service revenue related to these business customers is reflected in business services and wholesale in the table above.
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
Comparison of Results for the Three and Nine Months Ended September 30, 2025 compared to the Three and Nine Months Ended September 30, 2024
Broadband Revenue
Broadband revenue for the three and nine months ended September 30, 2025 was $873,449 and $2,658,149, respectively, and $913,417 and $2,745,400 for the three and nine months ended September 30, 2024, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Broadband revenue decreased $39,968 (4%) and $87,251 (3%) for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively. The decrease for the three months ended September 30, 2025 compared to the same period in 2024 was due primarily to declines in broadband customers and lower average recurring broadband revenue per broadband subscriber. The decrease for the nine months ended September 30, 2025 compared to the same period in 2024 was due primarily to declines in broadband customers, partially offset by higher average recurring broadband revenue per broadband subscriber, primarily driven by certain rate increases.
Video Revenue
Video revenue for the three and nine months ended September 30, 2025 was $645,207 and $1,971,315, respectively, and $715,117 and $2,210,156 for the three and nine months ended September 30, 2024, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Video revenue decreased $69,910 (10%) and $238,841 (11%) for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively. The decreases were due primarily to declines in video customers, partially offset by higher average recurring video revenue per video customer, primarily driven by certain rate increases. For the nine months ended September 30, 2025, customer credits attributable to the temporary interruption of certain video programming also contributed to the year-over-year decline.
Telephony Revenue
Telephony revenue for the three and nine months ended September 30, 2025 was $61,791 and $192,836, respectively, and $69,877 and $212,545 for the three and nine months ended September 30, 2024, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Telephony revenue decreased $8,086 (12%) and $19,709 (9%) for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively. The decreases were due primarily to declines in telephony customers, partially offset by higher average recurring telephony revenue per telephony customer.
Mobile Service Revenue
Mobile service revenue for the three and nine months ended September 30, 2025 was $42,277 and $116,597, respectively, and $30,563 and $82,935 for the three and nine months ended September 30, 2024, respectively. The increases of $11,714 (38%) and $33,662 (41%) for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively, were primarily due to increases in mobile lines as compared to the prior periods.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three and nine months ended September 30, 2025 was $361,886 and $1,087,219, respectively, and $366,355 and $1,100,506 for the three and nine months ended September 30, 2024, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber-based telecommunications services to the business market, and the sale of broadband, video, telephony, and mobile services to SMB customers.

Business services and wholesale revenue decreased $4,469 (1%) and $13,287 (1%) for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively. The decreases were primarily due to decreases in SMB customers and lower average recurring revenue per SMB customer, partially offset by increases in revenue from our Lightpath business.
News and Advertising Revenue
News and advertising revenue for the three and nine months ended September 30, 2025 was $105,863 and $327,044, respectively, and $117,682 and $328,687 for the three and nine months ended September 30, 2024, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), (ii) digital advertising, (iii) data analytics, and (iv) affiliation fees for news programming.
News and advertising revenue decreased $11,819 (10%) and $1,643 for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, respectively. The decreases were primarily due to a decrease in political advertising revenue, partially offset by an increase in revenue associated with an acquisition in the third quarter of 2024.
Other Revenue
Other revenue for the three and nine months ended September 30, 2025 was $17,637 and $54,435, respectively, and $14,689 and $39,161 for the three and nine months ended September 30, 2024, respectively. Other revenue includes revenue from sales of mobile equipment and other miscellaneous revenue streams. Other revenue increased $2,948 (20%) and $15,274 (39%) for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, respectively. The increases were primarily due to higher mobile equipment sales during 2025 as compared to the same periods in 2024.
Programming and Other Direct Costs
Programming and other direct costs for the three and nine months ended September 30, 2025 amounted to $639,012 and $1,972,233, respectively, and $711,330 and $2,174,677 for the three and nine months ended September 30, 2024, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs are impacted by changes in contractual rates, changes in the number of customers receiving certain programming services, new channel launches, and channel drops. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the cost of media for advertising spots sold, the cost of mobile devices sold to our customers and direct costs of providing mobile services.
The decreases in programming and other direct costs of $72,318 (10%) and $202,444 (9%) for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, respectively, were primarily attributable to the following:

	Three Months	Nine Months
Decrease in programming costs primarily due to lower video customers, partially offset by net contractual rate increases. The year to date amount includes the decrease in costs related to the temporary interruption of certain video programming during the first quarter of 2025	$(78,811)	$(247,362)
Increase in cost of goods sold related to our mobile business	6,669	20,997
Increase (decrease) in costs of media advertising spots for resale, primarily for digital and linear spots.	(1,001)	12,954
Other net increases	825	10,967
	$(72,318)	$(202,444)

Programming costs
Programming costs for the three and nine months ended September 30, 2025 aggregated $471,116 and $1,473,392, respectively, and $549,928 and $1,720,755 for the three and nine months ended September 30, 2024, respectively. Our programming costs in 2025 will continue to be impacted by changes in the number of video customers, and by changes in programming rates, the latter of which we expect will increase.
Other Operating Expenses
Other operating expenses for the three and nine months ended September 30, 2025 amounted to $650,454 and $2,045,507, respectively, and $674,564 and $2,019,356 for the three and nine months ended September 30, 2024, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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
The increase (decrease) in other operating expenses of $(24,110) (4%) and $26,151 (1%) for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, respectively, were attributable to the following:

	Three Months	Nine Months
Increase in repairs and maintenance costs (including software maintenance and data processing)	$9,917	$21,398
Net increase (decrease) in labor related costs and benefits, partially offset by lower truck rolls and an increase in capitalizable activity	(5,710)	18,124
Increase (decrease) in consulting and professional fees primarily related to our transformation strategy	(4,141)	10,885
Decrease in marketing expenses, partially offset by costs related to the temporary interruption of certain video programming for the nine month period	(12,163)	(1,325)
Decrease in certain managed service costs primarily due to a credit received during the second quarter of 2025	(88)	(17,415)
Decrease in bad debt expense	(5,466)	(20,809)
Other net increases (decreases)	(6,459)	15,293
	$(24,110)	$26,151
Restructuring, Impairments and Other Operating Items
Restructuring, impairments and other operating items for the three and nine months ended September 30, 2025 amounted to $1,568,120 and $1,656,568, respectively, as compared to $10,871 and $15,525 for the three and nine months ended September 30, 2024, respectively, and comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Impairment charge (a)	$1,611,308	$—	$1,611,308	$—
Litigation settlements and contract termination costs (b) (c)	—	—	5,058	(17,826)
Gain on disposal of assets (d)	(55,114)		(55,114)	—
Contractual payments for terminated employees (e)	7,155	4,598	77,543	16,460
Facility realignment costs	258	718	1,090	4,265
Impairment of right-of-use operating lease assets	439	1,629	1,765	4,591
Transaction costs and other	4,074	3,926	14,918	8,035
	$1,568,120	$10,871	$1,656,568	$15,525

(a)See Note 8 for a discussion of the impairment charge related to our indefinite-lived cable franchise rights.
(b)Amounts for the 2025 periods reflect estimated amounts for certain legal matters, including adjustments to these estimates, and costs to early terminate contracts with vendors.
(c)Amount for the nine months ended September 30, 2024 includes a credit resulting from the waiver of a payment obligation in June 2024 related to a patent infringement settlement agreement reached in the fourth quarter of 2022 and a credit resulting from the indemnification from a supplier related to this matter. Offsetting these credits was an expense, net of insurance recoveries, in connection with the settlement of other significant litigation and costs to early terminate contracts with vendors.
(d)In July 2025, we completed the sale of certain tower assets for $59,908 and recorded a gain of $55,114. In connection with the sale, we entered into a master license agreement with the buyer pursuant to which we maintain access to space on certain of those towers for an initial term of five years.
(e)Includes costs related to our workforce management initiatives, including costs related to a voluntary retirement program.
Depreciation and Amortization
Depreciation and amortization for the three and nine months ended September 30, 2025 amounted to $415,308 and $1,243,490, respectively, as compared to $386,342 and $1,170,503 for the three and nine months ended September 30, 2024, respectively.
The increase in depreciation and amortization of $28,966 (7%) and $72,987 (6%) for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, respectively, were due to increased depreciation related to asset additions in 2024 and 2025, partially offset by decreased expense related to assets that had become fully depreciated. In addition, the increase for the nine months ended September 30, 2025, as compared to the same period in 2024, included certain losses related to the disposal of plant and equipment and accelerated depreciation.
Adjusted EBITDA
Adjusted EBITDA amounted to $830,657 and $2,433,483 for the three and nine months ended September 30, 2025, respectively, as compared to $861,976 and $2,575,708 for the three and nine months ended September 30, 2024, respectively.
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
The decreases in Adjusted EBITDA of $31,319 (4%) and $142,225 (6%) for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, respectively, were due to decreases in revenue, partially offset by net decreases in operating expenses during 2025 (excluding depreciation and amortization, share-based compensation, restructuring, impairments and other operating items), as discussed above.

Free Cash Flow (Deficit)
Free Cash Flow (Deficit) was $(178,072) and $(318,267) for the three and nine months ended September 30, 2025, respectively, as compared to $76,865 and $99,504 for the three and nine months ended September 30, 2024, respectively. The decreases in Free Cash Flow of $254,937 and $417,771 for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, respectively, were due to decreases in net cash provided by operating activities and increases in capital expenditures.
Interest Expense, net
Interest expense, net was $459,124 and $1,331,799 for the three and nine months ended September 30, 2025 as compared to $448,168 and $1,328,264 for the same periods in the prior year. The increase of $10,956 (2%) and $3,535 for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, respectively, were attributable to the following:

	Three Months	Nine Months
Increase primarily due to changes in debt balances (primarily from the issuance of our receivables facility loan in July 2025), offset by changes in interest rates	$14,581	$8,204
Decreases related to higher interest income	(6,942)	(7,720)
Other net increases, primarily amortization of deferred financing costs and original issue discounts from the issuance of our receivables facility loan in July 2025	3,317	331
Lower capitalized interest related to FTTH network construction	—	2,720
	$10,956	$3,535
Gain (Loss) on Interest Rate Swap Contracts, net
Gain (loss) on interest rate swap contracts, net was $1,147 and $(142) for the three and nine months ended September 30, 2025, respectively, compared to $(45,657) and $10,220 for the three and nine months ended September 30, 2024, respectively. These amounts primarily represent the change in the fair value of our interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes. The loss for the three months ended September 30, 2024 includes a $52,943 loss related to the early termination of the CSC Holdings interest rate swap agreements with an aggregate notional value of $3,000,000.
Loss on Extinguishment of Debt and Write-off of Deferred Financing Costs
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $1,693 and $7,035 for the nine months ended September 30, 2025 and 2024, respectively, and related to the following:

	Nine months ended
	September 30, 2025	September 30, 2024
Early termination of certain finance leases	$(1,693)	$—
Repayment of CSC Holdings Term Loan B and Incremental Term Loan B-3	—	(2,598)
Redemption of 5.250% Senior Notes and 5.250% Series B Senior Notes due June 2024	—	(4,437)
	$(1,693)	$(7,035)
Other Expense, net
Other expense, net amounted to $591 and $2,388 for the three and nine months ended September 30, 2025, respectively, compared to $1,495 and $4,526 for the three and nine months ended September 30, 2024, respectively. These amounts include the non-service benefit or cost components of our pension plans.
Income Tax Benefit (Expense)
For the three and nine months ended September 30, 2025, we recorded a tax benefit of $1,397 and $65,008 on pre-tax loss of $1,623,352 and $1,846,220, respectively, resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower rate is primarily due to the nonrecognition for tax purposes of the intangible impairment charge during the three and nine months ended September 30, 2025.

For the three and nine months ended September 30, 2024, we recorded a tax benefit (expense) of $9,892 and $(42,045) on pre-tax income (loss) of $(50,727) and $10,016, respectively. For the three months ended September 30, 2024, the effective tax rate was lower than the U.S. statutory tax rate primarily due to the increase in tax deficiencies on share-based compensation. For the nine months ended September 30, 2024, the effective tax rate was higher than the U.S. statutory rate, due to increased state tax expense, primarily from a discrete adjustment of $19,472 from the enacted corporate tax rate increase in New Jersey. In addition, the higher rate for this nine month period is due to the impact of certain non-deductible expenses and tax deficiencies on share-based compensation.
CSC HOLDINGS, LLC
The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Altice USA, except for the following (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss attributable to Altice USA stockholders	$(1,625,899)	$(42,970)	$(1,797,826)	$(48,802)
Adjustments to reconcile to net loss attributable to CSC Holdings' sole member:
Income tax benefit	752	172	2,353	172
Interest expense, net	(1,382)	(60)	(4,200)	(60)
Other operating expenses	(2,923)	(802)	(9,184)	(802)
Net loss attributable to CSC Holdings' sole member	$(1,629,452)	$(43,660)	$(1,808,857)	$(49,492)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Altice USA Adjusted EBITDA	$830,657	$861,976	$2,433,483	$2,575,708
Adjustments to reconcile to CSC Holdings' Adjusted EBITDA:
Other operating expenses	(2,923)	(802)	(9,184)	(802)
CSC Holdings Adjusted EBITDA	$827,734	$861,174	$2,424,299	$2,574,906
Refer to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

The following is a reconciliation of CSC Holdings' net loss to Adjusted EBITDA (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(1,625,508)	$(41,525)	$(1,792,243)	$(32,719)
Income tax expense (benefit)	(2,149)	(10,064)	(67,361)	41,873
Other expense, net	591	1,495	2,388	4,526
Loss (gain) on interest rate swap contracts, net	(1,147)	45,657	142	(10,220)
Gain on investments and sale of affiliate interests	—	—	(5)	(292)
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	1,693	7,035
Interest expense, net	460,506	448,228	1,335,999	1,328,324
Depreciation and amortization	415,308	386,342	1,243,490	1,170,503
Restructuring, impairments and other operating items	1,568,120	10,871	1,656,568	15,525
Share-based compensation	12,013	20,170	43,628	50,351
Adjusted EBITDA	$827,734	$861,174	$2,424,299	$2,574,906
Refer to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.
The following is a reconciliation of CSC Holdings' net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net cash flows from operating activities	$148,108	$333,595	$750,819	$1,040,051
Less: Capital expenditures (cash)	325,520	359,159	1,065,163	1,042,975
Free Cash Flow (Deficit)	$(177,412)	$(25,564)	$(314,344)	$(2,924)
The differences in Adjusted EBITDA and Free Cash Flow between CSC Holdings and Altice USA relate to the Captive which holds certain workers' compensation, general and automobile liabilities. See Note 14.
CSC HOLDINGS RESTRICTED GROUP
For financing purposes, CSC Holdings is structured as a restricted group (the "CSC Holdings Restricted Group") and an unrestricted group, which includes certain designated subsidiaries. The CSC Holdings Restricted Group is comprised of CSC Holdings and all of its wholly-owned operating subsidiaries, except for Cablevision Lightpath and certain of its designated subsidiaries, and Cablevision Funding and certain special-purpose entities formed or transferred to Cablevision Funding in connection with the Loan and Security Agreement (defined below). These CSC Holdings Restricted Group subsidiaries are subject to the covenants and restrictions of the CSC Holdings’ credit facility and indentures governing the notes issued by CSC Holdings.
Presented below is financial information that reflects a reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 (unaudited).

	Three Months Ended September 30, 2025
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$(1,662,552)	$37,614	$(570)	$(1,625,508)
Income tax expense (benefit)	(13,212)	11,063	—	(2,149)
Other expense, net	415,854	43,515	581	459,950
Depreciation and amortization	357,101	58,218	(11)	415,308
Restructuring, impairments and other operating items	1,566,432	1,688	—	1,568,120
Share-based compensation	12,013	—	—	12,013
Adjusted EBITDA	$675,636	$152,098	$—	$827,734

	Nine Months Ended September 30, 2025
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$(1,849,907)	$59,617	$(1,953)	$(1,792,243)
Income tax expense (benefit)	(82,264)	14,903	—	(67,361)
Other expense, net	1,247,567	90,663	1,987	1,340,217
Depreciation and amortization	1,128,965	114,559	(34)	1,243,490
Restructuring, impairments and other operating items	1,654,117	2,451	—	1,656,568
Share-based compensation	43,628	—	—	43,628
Adjusted EBITDA	$2,142,106	$282,193	$—	$2,424,299

	Three Months Ended September 30, 2024
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$(44,935)	$3,655	$(245)	$(41,525)
Income tax expense (benefit)	(10,728)	664	—	(10,064)
Other expense, net	463,125	31,999	256	495,380
Depreciation and amortization	361,391	24,962	(11)	386,342
Restructuring, impairments and other operating items	10,389	482	—	10,871
Share-based compensation	20,170	—	—	20,170
Adjusted EBITDA	$799,412	$61,762	$—	$861,174

	Nine Months Ended September 30, 2024
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$(60,163)	$29,299	$(1,855)	$(32,719)
Income tax expense	37,573	4,300	—	41,873
Other expense, net	1,259,799	67,686	1,888	1,329,373
Depreciation and amortization	1,093,611	76,925	(33)	1,170,503
Restructuring, impairments and other operating items	12,409	3,116	—	15,525
Share-based compensation	50,251	100	—	50,351
Adjusted EBITDA	$2,393,480	$181,426	$—	$2,574,906

LIQUIDITY AND CAPITAL RESOURCES
Altice USA has no operations independent of its subsidiaries. Funding for our subsidiaries has generally been provided by (i) cash flow from their respective operations, (ii) cash on hand, (iii) borrowings under the CSC Holdings and Lightpath revolving credit facilities and (iv) proceeds from the issuance of debt securities and borrowings under syndicated term loan facilities or receivables facility loans. Our decision as to the use of cash generated from operating activities, cash on hand, borrowings under revolving credit facilities or accessing the capital or credit markets has been based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, the timing of cash flow generation, the cost of borrowing under revolving credit facilities, and market conditions (including cost and availability of capital) in the debt capital and syndicated loan markets. We calculate net leverage ratios for our CSC Holdings Restricted Group and Lightpath debt silos as net debt to L2QA EBITDA (Adjusted EBITDA for the two most recent consecutive fiscal quarters multiplied by 2.0). We calculate the net leverage ratio for our NYC ABS debt silo as net debt to annualized run-rate net cash flow based on recent collections (multiplying the most recent three-month period of collections by four).
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
We believe existing cash balances, operating cash flows and availability under the CSC Holdings Restricted Group and Lightpath revolving credit facilities will provide adequate funds to support our current operating plan, make planned capital expenditures and fulfill our debt service requirements for the next twelve months. However, our ability to fund our operations, make planned capital expenditures, make scheduled payments on our indebtedness and repay at, or refinance our indebtedness prior to, maturity depends on our future operating performance and cash flows and our ability to access the capital and credit markets, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Competition, market disruptions or a deterioration in economic conditions could lead to lower demand for our products, as well as lower levels of advertising, and increased incidence of customers' inability to pay for the services we provide. These events, among others, could adversely impact our results of operations, cash flows and financial position. Although we currently believe amounts available under the CSC Holdings Restricted Group and Lightpath revolving credit facilities will be available when, and if, needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets or other conditions. The obligations of the financial institutions under the CSC Holdings Restricted Group and Lightpath revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.
In the longer term, we may not be able to generate sufficient cash from operations to fund anticipated capital expenditures, meet all existing future contractual payment obligations and repay our debt at maturity. As a result, we will be dependent on our ability to access the capital and credit markets to borrow additional amounts, issue additional debt or equity or refinance existing debt obligations. We intend to raise significant amounts of funding over the next several years to fund capital expenditures, repay existing obligations and meet other obligations, and the failure to do so successfully could adversely affect our business. If we are unable to do so, we will need to take other actions including deferring capital expenditures, selling assets, seeking strategic investments from third parties or reducing discretionary uses of cash.

Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums (excluding accrued interest) as of September 30, 2025, as well as interest expense for the nine months ended September 30, 2025:

	CSC Holdings Restricted Group	Receivables Facility Loan	Lightpath	Altice USA/CSC Holdings
Debt outstanding (a)(b):
Credit facility debt	$6,881,307	$—	$668,645	$7,549,952
Senior guaranteed notes	10,679,227	—	—	10,679,227
Senior secured notes	—	—	446,940	446,940
Senior notes	6,168,982	—	411,124	6,580,106
Subtotal	23,729,516	—	1,526,709	25,256,225
Receivables Facility Loan	—	893,547	—	893,547
Finance lease obligations	82,612	—	5,234	87,846
Total debt	$23,812,128	$893,547	$1,531,943	$26,237,618
Interest expense (a)(b):
Credit facility debt, senior notes, receivables facility loan, finance leases and supply chain financing	$1,252,279	$22,145	$72,197	$1,346,621

(a)Excludes principal balance of notes payable to affiliate reflected on CSC Holdings balance sheet and the related interest expense which are eliminated in the Altice USA consolidated financial statements. See Note 14.
(b)Supply chain financing obligations were repaid in full during the three months ended June 30, 2025.
Payment Obligations Related to Debt
As of September 30, 2025, total amounts payable in connection with our outstanding obligations, including related interest, but excluding finance lease obligations and the impact of our interest swap agreements, are as follows:

	CSC Holdings Restricted Group	Receivables Facility Loan	Lightpath	Altice USA/ CSC Holdings
2025	$371,118	$27,594	$13,944	$412,656
2026	1,696,659	108,512	95,852	1,901,023
2027	7,633,032	106,241	1,207,068	8,946,341
2028 (a)	5,889,520	133,280	438,344	6,461,144
2029	4,385,844	129,551	—	4,515,395
Thereafter	9,128,219	946,094	—	10,074,313
Total	$29,104,392	$1,451,272	$1,755,208	$32,310,872

(a)Includes $1,906,850 principal amount related to the CSC Holdings' Incremental Term Loan B-6 that is due on the earlier of (i) January 15, 2028 and (ii) April 15, 2027 if, as of such date, any Incremental Term Loan B-5 borrowings are still outstanding, unless the Incremental Term Loan B-5 maturity date has been extended to a date falling after January 15, 2028.
For financing purposes, we have three debt silos: CSC Holdings, Lightpath and NYC ABS (defined below). The CSC Holdings silo is structured as a restricted group (the "CSC Holdings Restricted Group") and an unrestricted group, which includes certain designated subsidiaries. The CSC Holdings Restricted Group is comprised of CSC Holdings and substantially all of its wholly-owned operating subsidiaries, excluding Cablevision Lightpath and certain of its designated subsidiaries, and Cablevision Funding and certain special-purpose entities formed or transferred to Cablevision Funding in connection with the Loan and Security Agreement. These CSC Holdings Restricted Group subsidiaries are subject to the covenants and restrictions of CSC Holdings' credit facility and indentures governing the notes issued by CSC Holdings. The Lightpath silo includes all of its operating subsidiaries which are subject to the covenants and restrictions of the Lightpath credit facility and indentures governing the notes issued by Lightpath. The

NYC ABS silo consists of special-purpose entities that hold, among other things, certain receivables generated by our Bronx and Brooklyn service area and network assets located in that area, and is subject to covenants and restrictions set forth in the Loan and Security Agreement.
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
CSC Holdings Credit Facilities
In October 2015, a wholly-owned subsidiary of Altice USA, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which, as amended, currently provides for U.S. dollar term loans in an aggregate principal amount of $5,001,942, comprising (i) an incremental term loan amount of $3,000,000 ($2,835,000 outstanding at September 30, 2025) (the "Incremental Term Loan B-5") and (ii) an incremental term loan in an aggregate amount of $2,001,942 ($1,951,894 outstanding at September 30, 2025) (the "Incremental Term Loan B-6"), and (iii) U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($2,125,000 outstanding at September 30, 2025) (the "CSC Revolving Credit Facility" and, together with the Incremental Term Loan B-5 and Incremental Term Loan B-6, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
During the nine months ended September 30, 2025, CSC Holdings borrowed $875,000 under the CSC Revolving Credit Facility and repaid $450,000 of amounts outstanding under the CSC Revolving Credit Facility.
At September 30, 2025, $161,514 of the CSC Revolving Credit Facility was restricted for certain letters of credit issued on our behalf and $188,486 was undrawn and available, subject to covenant limitations.
As of September 30, 2025, CSC Holdings was in compliance with applicable financial covenants under the CSC Credit Facilities.
See Note 9 to our consolidated financial statements for further information regarding the CSC Credit Facilities Agreement.
Senior Guaranteed Notes and Senior Notes
As of September 30, 2025, CSC Holdings was in compliance with applicable financial covenants under each respective indenture by which the senior guaranteed notes and senior notes were issued.
NYC ABS
Loan and Security Agreement
On July 16, 2025, Cablevision Funding LLC (“Cablevision Funding”), a newly formed, bankruptcy remote, indirect wholly owned subsidiary of the Company, entered into an asset-backed security transaction (the “NYC ABS”), in accordance with a receivables facility loan and security agreement, by and among Cablevision Funding, certain guarantors party thereto (collectively, the “Guarantors”), Goldman Sachs Bank USA and certain funds managed by TPG Angelo Gordon, as initial lenders, Goldman Sachs Bank USA and TPG Angelo Gordon, as structuring agents, Alter Domus (US) LLC, as administrative agent, and Citibank, N.A., as collateral agent (the “Collateral Agent”) and account bank (the “Loan and Security Agreement”). The obligations under the Loan and Security Agreement are secured by substantially all of the assets of Cablevision Funding and its subsidiary, Cablevision Systems New York City LLC (“NYC AssetCo”), and the Guarantors, consisting of, among other things, certain receivables generated by our Bronx and Brooklyn service area and network assets located in that area.

The Loan and Security Agreement provides for, among other things, initial term loan commitments in an aggregate principal amount of $1,000,000, issued with an original issue discount of 400 basis points. The loans made pursuant to the initial term loan commitments (the “Initial Term Loans”) will (i) mature on January 16, 2031; (ii) accrue interest at a fixed rate per annum equal to 8.875%; and (iii) amortize monthly at a rate of 2.0% per annum up to and including January 15, 2028, and 5.0% per annum thereafter. The proceeds from the Initial Term Loans (after original issue discount, fees and other deferred financing costs) amounted to $894,063, of which a portion was used to fund Cablevision Funding’s interest reserve account with the minimum interest reserve amount in accordance with the terms of the Loan and Security Agreement, and pay certain costs associated with the transactions. The remaining proceeds are being used to finance working capital, to prepay indebtedness and for other general corporate purposes.
Pursuant to the terms of the Loan and Security Agreement, restricted cash is held in bank accounts controlled by the Collateral Agent for the purpose of paying interest, certain fees and scheduled principal and for satisfying the required liquidity reserve amounts. As of September 30, 2025, in blocked accounts under the Loan and Security Agreement, we had short-term restricted cash of $81,908 and long-term restricted cash of $22,704.
Lightpath
Sources of cash for Lightpath include existing cash balances, operating cash flows from its operating subsidiaries and availability under its revolving credit facility.
Lightpath Credit Facility
Lightpath is party to an amended credit agreement (the "Amended Credit Agreement") which provides a term loan in an aggregate principal amount of $676,000 ($670,868 outstanding at September 30, 2025) and revolving loan commitments (the "Lightpath Revolving Credit Facility") in an aggregate principal amount of $115,000. As of September 30, 2025, $96,462 of the $115,000 from the Lightpath Revolving Credit Facility was undrawn and available.
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
As of September 30, 2025, Lightpath was in compliance with applicable financial covenants under the Amended Credit Agreement and with applicable financial covenants under each respective indenture by which its senior secured notes and senior notes were issued.
See Note 9 to our consolidated financial statements for further information on the above debt obligations.
Lightpath Senior Secured Notes and Senior Notes
As of September 30, 2025, Lightpath was in compliance with applicable financial covenants under each respective indenture by which the senior secured notes and senior notes were issued.
Fair Value of Debt
At September 30, 2025, the fair value of our fixed rate debt, comprised of our senior guaranteed and senior secured notes, our senior notes and receivables facility loan of $12,838,002 was lower than its carrying value of $18,599,820 by $5,761,818. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities or in the case of our receivables facility loan based on a discounted cash flow model. Our floating rate borrowings, comprised of our term loans and revolving credit facilities bear interest in reference to current SOFR-based market rates and thus their principal values approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2025 would increase the estimated fair value of our fixed rate debt by $387,102 to $13,225,104. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and effectively convert fixed rate borrowings to variable rates to permit us to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. See Note 10 to our consolidated financial statements for a summary of interest rate swap contracts outstanding at September 30, 2025. Our outstanding interest rate swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statements of operations. For the three and nine months ended September 30, 2025, we recorded a gain (loss) on interest rate swap contracts of $1,147 and $(142), respectively, and had a fair value at September 30, 2025 of $2,414 recorded as other assets, long-term and $511 recorded as other liabilities, long-term on the consolidated balance sheet.
As of September 30, 2025, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Capital Expenditures
The following table presents our capital expenditures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer premise equipment	$89,002	$118,256	$297,024	$297,520
Network infrastructure	135,425	164,361	404,819	392,837
Support and other	42,842	29,153	194,809	191,402
Business Services	58,251	47,389	168,511	161,216
Capital expenditures (cash basis)	325,520	359,159	1,065,163	1,042,975
Right-of-use assets acquired in exchange for finance lease obligations	22,629	13,631	40,831	28,708
Notes payable issued to vendor for the purchase of equipment and other assets	—	—	—	50,642
Change in accrued and unpaid purchases and other	(19,774)	37,544	(59,209)	47,746
Capital expenditures (accrual basis)	$328,375	$410,334	$1,046,785	$1,170,071
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
New Tax Legislation
On July 4, 2025, H.R.1, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Three primary changes impacting us include (i) permanently allowing 100% bonus depreciation of qualifying tangible assets (which is expected to accelerate the timing of depreciation deductions for these assets), (ii) permanently increasing the deductibility of interest expense based on an EBITDA versus EBIT standard, and (iii) permanently eliminating the requirement to capitalize and amortize U.S.-based research and experimental expenditures over five years (making these expenditures fully deductible in the period incurred). These provisions had an immaterial impact to income tax expense, however a reduction in current income tax liabilities (cash taxes) of approximately $102,000 was recorded, offset by an increase in deferred tax liabilities by the same amount.
Asset Sale
In July 2025, we completed the sale of certain tower assets for $59,908. We recorded a gain of $55,114 on this transaction which is reflected in restructuring, impairments and other operating items in our statement of operations. In connection with the sale, we entered into a master license agreement with the buyer pursuant to which we maintain access to space on certain of those towers for an initial term of five years.
Cash Flow Discussion
Altice USA
Operating Activities
Net cash provided by operating activities amounted to $746,896 for the nine months ended September 30, 2025 compared to $1,142,479 for the nine months ended September 30, 2024.
The decrease in net cash provided by operating activities of $395,583 in 2025 as compared to 2024 resulted from a decrease in net income before depreciation and amortization and other non-cash items of $327,440 and a decrease of $68,143 due to changes in working capital (including an increase in interest payments of $93,568, offset by a decrease in tax payments of $103,619) as a result of the timing of payments of liabilities, and collections of accounts receivable, among other items.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $1,010,693 compared to $1,045,980 for the nine months ended September 30, 2024. Our investing activities consisted primarily of capital expenditures of $1,065,163 and $1,042,975 for the nine months ended September 30, 2025 and 2024, respectively. Investing activities for the nine months ended September 30, 2025 also included proceeds from the sale of equipment, net of costs of disposal of $62,729 (including $59,908 related to the sale of certain tower assets).
Financing Activities
Net cash provided by financing activities amounted to $1,050,283 for the nine months ended September 30, 2025, compared to net cash used in financing activities of $148,143 for the nine months ended September 30, 2024.
In 2025, our financing activities consisted primarily of proceeds from long-term debt of $1,835,000, partially offset by the repayment of debt of $577,619, principal payments on finance lease obligations of $98,347, additions to deferred financing costs of $65,937, distributions to noncontrolling interests of $26,452, and other cash payments of $16,362.
In 2024, our financing activities consisted primarily of the repayment of debt of $3,891,175, principal payments on finance lease obligations of $99,426 and other cash payments of $32,542, partially offset by proceeds from long-term debt of $3,875,000.
CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $750,819 for the nine months ended September 30, 2025 compared to $1,040,051 for the nine months ended September 30, 2024.
The decrease in cash provided by operating activities of $289,232 in 2025 as compared to 2024 resulted from a decrease in net income before depreciation and amortization and other non-cash items of $340,053, partially offset by an increase of $50,821 due to changes in working capital (including an increase in interest payments of $97,530, offset by a decrease in tax payments of $103,619) as a result of the timing of payments of liabilities and collections of accounts receivable, among other items.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $1,010,693 compared to $1,045,980 for the nine months ended September 30, 2024. CSC Holdings' investing activities consisted primarily of capital expenditures of $1,065,163 and $1,042,975 for the nine months ended September 30, 2025 and 2024, respectively. Investing activities for the nine months ended September 30, 2025 also included proceeds from the sale of equipment, net of costs of disposal of $62,729 (including $59,908 related to the sale of certain tower assets).

Financing Activities
Net cash provided by financing activities amounted to $1,045,407 for the nine months ended September 30, 2025, compared to net cash used in financing activities of $55,643 for the nine months ended September 30, 2024.
In 2025, CSC Holdings' financing activities consisted primarily of proceeds from long-term debt of $1,835,000, partially offset by repayment of debt of $583,619, principal payments on finance lease obligations of $98,347, additions to deferred financing costs of $65,937, distributions to noncontrolling interests of $26,452, distributions to Altice USA of $9,738 and other cash payments of $5,500.
In 2024, CSC Holdings' financing activities consisted primarily of repayment of debt of $3,891,175, principal payments on finance lease obligations of $99,426, and other cash payments of $32,542, partially offset by proceeds from long-term debt of $3,875,000 and proceeds from notes payable to affiliates and related parties of $92,500.
Commitments and Contingencies
As of September 30, 2025, our commitments and contingencies not reflected on our balance sheet decreased to approximately $4,300,000 as compared to approximately $4,900,000 as of December 31, 2024. This decrease relates primarily to payments made in 2025 pursuant to programming commitments and a reduction in programming commitments due to a decrease in the number of video customers as of September 30, 2025 as compared to December 31, 2024.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Altice USA's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control
During the nine months ended September 30, 2025, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings
Refer to Note 15 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.
Item 5.    Other Information
Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year
Effective November 7, 2025, the Company will change its corporate name (the “Name Change”) to Optimum Communications, Inc., pursuant to a Certificate of Amendment to the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Charter Amendment”) filed with the Delaware Secretary of State on November 5, 2025. Pursuant to Delaware law, a stockholder vote was not necessary to effectuate the Name Change and the Name Change does not affect the rights of the Company’s stockholders. The only change to the Company’s Fourth Amended and Restated Certificate of Incorporation is the change of the Company’s corporate name from Altice USA, Inc. to Optimum Communications, Inc.
The Company also amended and restated its Bylaws (the “Third Amended and Restated Bylaws”), effective November 7, 2025, to reflect the Name Change and certain ministerial matters. These additional matters include updating references to the Company’s stockholders’ agreement to reflect the execution of the Amended and Restated Stockholder Agreement, dated as of August 2, 2023, and updating the bylaws for the changes reflected therein; removing references to “A4,” which the Company understands has been reorganized and no longer exists in its prior corporate form; and modifying certain limited consent provisions by Next Alt in connection with the quorum for board meetings.
The foregoing summaries of the Charter Amendment and Third Amended and Restated Bylaws are qualified in their entirety by reference to the full text of these documents, copies of which are filed as Exhibit 3.1 and Exhibit 3.2, respectively, with this Quarterly Report on Form 10-Q and incorporated herein by reference.
In connection with the Name Change, the Company also announced that it intends for its shares of Class A common stock to cease trading under the ticker symbol “ATUS” and begin trading under the new ticker symbol “OPTU” on the New York Stock Exchange, which the Company expects to be effective on November 19, 2025. The Company’s shares of Class A common stock will continue to trade under its existing CUSIP number following the change of ticker symbol, and the CUSIP number assigned to the Company’s shares of Class B common stock will remain unchanged.

Item 6.    Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Form of Certificate of Incorporation of the Company (as amended).
3.2	Form of Bylaws of the Company (as amended).
10.1	Receivables Facility Loan and Security Agreement, dated as of July 16, 2025, by and among Cablevision Funding LLC, certain guarantors party thereto, Goldman Sachs Bank USA and certain funds managed by TPG Angelo Gordon, as initial lenders, Goldman Sachs Bank USA and TPG Angelo Gordon, as structuring agents, Alter Domus (US) LLC, as administrative agent, and Citibank, N.A., as collateral agent and account bank (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on July 17, 2025).
31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101
The following financial statements from Altice USA's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 filed with the Securities and Exchange Commission on November 6, 2025 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Stockholders' Deficiency; (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTICE USA, INC.

Date:	November 6, 2025		/s/ Marc Sirota
		By:	Marc Sirota Chief Financial Officer