Form 10-K
period 2025-12-31
Optimum Communications, Inc.
filed 2026-02-13
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Optimum Communications, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act	Yes	☐	No	☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act	Yes	☐	No	☒

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
☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates of Optimum Communications, Inc. computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of June 30, 2025:	$588,401,093
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	OPTU	NYSE

Number of shares of common stock outstanding as of February 6, 2026	470,460,199
Documents incorporated by reference - Optimum Communications, Inc. intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required to be disclosed under Part III of Form 10-K.

*Some or all of these items are omitted because Optimum Communications, Inc. intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required to be disclosed under Part III of Form 10-K.

PART I
Item 1.    Business
Optimum Communications, Inc. (together with its subsidiaries, the "Company," "Optimum Communications," "we," "us," or "our") is one of the largest broadband communications and video services providers in the United States. We deliver high-speed broadband, video, mobile, and advertising services to residential and business customers across 21 states.
In November 2025, we amended our certificate of incorporation to change our corporate name from Altice USA, Inc. ("Altice USA") to Optimum Communications, Inc. On November 19, 2025, our Class A common stock began trading on the New York Stock Exchange ("NYSE") under the new ticker symbol "OPTU" (formerly "ATUS").
We are controlled by Patrick Drahi through Next Alt. S.à.r.l. ("Next Alt"), who also controls Altice Group Lux S.à.r.l., formerly Altice Europe N.V. ("Altice Europe") and its subsidiaries and other entities.
We are a holding company that does not conduct any business operations of our own. Altice Europe, through a subsidiary, acquired Cequel Corporation ("Cequel") on December 21, 2015 (the "Cequel Acquisition") and Cequel was contributed to Optimum Communications on June 9, 2016. Optimum Communications acquired Cablevision Systems Corporation ("Cablevision") on June 21, 2016 (the "Cablevision Acquisition").
We principally provide broadband communications and video services in the United States and market our services under the Optimum brand. We deliver broadband, video, telephony, and mobile services to approximately 4.3 million residential and business customers across our footprint. Our footprint extends across 21 states (primarily in the New York metropolitan area and various markets in the south-central United States) through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a fiber-to-the-home ("FTTH") network with approximately 10.0 million total passings as of December 31, 2025. Additionally, we offer news programming and advertising services.
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
The following table presents certain financial data and metrics for Optimum Communications:

	Years ended December 31,
	2025	2024	2023

	(in thousands, except percentage data)
Customer Relationships (a)	4,333.6	4,550.3	4,743.5
Revenue	$8,590,467	$8,954,417	$9,237,064
Adjusted EBITDA (b)	$3,335,633	$3,413,181	$3,608,890
Adjusted EBITDA as % of Revenue	38.8%	38.1%	39.1%
Net income (loss) attributable to Optimum Communications stockholders	$(1,869,024)	$(102,918)	$53,198

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
Our Products and Services
We provide broadband, video, telephony, and mobile services to both residential and business customers. We also provide enterprise-grade fiber connectivity, bandwidth, and managed services to enterprise and hyperscaler customers and provide advertising time and services to advertisers. In 2025, we had approximately 3.1 million homes and businesses passed with our state-of-the-art FTTH network. In addition, we offer various news programming through traditional linear and digital platforms to consumers across our footprint.
The prices we charge for our services vary based on the number of services and associated service level or tier our customers choose, coupled with any promotions we may offer.
Residential Services
The following table shows our customer relationships for broadband, video, and telephony services provided to residential customers.

	December 31,
	2025	2024	2023

	(in thousands)
Total residential customer relationships:	3,963.8	4,173.7	4,363.1
Broadband	3,811.4	3,999.9	4,169.0
Video	1,628.4	1,880.1	2,172.4
Telephony	1,041.6	1,269.2	1,515.3
The following table shows our revenues for broadband, video, telephony, and mobile services provided to residential customers.

	Years Ended December 31,
	2025	2024	2023

Residential revenue:	(in thousands)
Broadband	$3,542,230	$3,645,460	$3,824,472
Video	2,590,790	2,896,600	3,072,011
Telephony	253,677	277,938	300,198
Mobile	164,568	117,084	77,012
Broadband Services
We provide a variety of broadband service tiers tailored to meet the needs of our customers. Current offers include symmetrical speeds up to 8 Gbps for our residential customers.
Our FTTH broadband service is available to approximately 3.1 million homes, offering multi-gig symmetrical speed tiers to substantially all our FTTH customers and we plan to continue this expansion. In addition, we are deploying Smart WiFi 6 and 6E routers to our customers to provide whole home WiFi coverage.
Substantially all of our HFC network is digital and DOCSIS 3.1 compatible, which allows us to provide HFC customers with advanced broadband, video, and telephony services.
Video Services
We currently offer a variety of video services through Optimum TV, which include delivery of broadcast stations and cable networks, over the top ("OTT") services such as Netflix, Amazon Prime, YouTube, and others, advanced digital video services, such as video-on-demand ("VOD"), HD channels, and digital video recorder ("DVR"), to our residential markets. Depending on the market and level of service, customers have access to local broadcast networks and independent television stations, news, information, sports, and entertainment channels, regional sports networks, international channels, and premium services such as HBO Max, Paramount+ with Showtime channels, and Starz. Additionally, we provide app based solutions for TV, including companion mobile apps that allows viewing of television content on iOS or Android devices, as well as the available Optimum TV app on Apple TV, and on Optimum Stream for eligible customers.
Our residential customers pay a monthly charge based on the video programming level of service, tier or package they receive and the type of equipment they select. Customers who subscribe to seasonal sports packages, international channels, and premium services may be charged an additional monthly amount. We may also charge additional fees for pay-per-view programming and events, DVR, and certain VOD services.
We also provide advanced services, such as VOD and pay-per-view, that give residential video customers control over when they watch their favorite programming. Our VOD service provides on-demand access to movies, special events, free prime time content, and general interest titles. Subscription-based VOD premium content such as HBO Max and Starz is made available to customers who subscribe to a package that contains those channels. Our pay-per-view service allows customers to pay to view single showings of programming on an unedited, commercial-free basis.
For a monthly fee, we offer DVR services. Depending on the service area and market, customers may receive either a set-top box DVR with the ability to record or an enhanced Cloud DVR with the ability to pause and rewind live television and remote-storage capability to record 15 shows simultaneously with three storage capacity options to select from.
Additionally, Optimum TV subscribers can use their Optimum credentials to access TV Everywhere apps from participating networks on supported platforms. Network and app availability depend on the customer’s subscribed TV package.
In 2025, we expanded the availability of our three new video offerings, Entertainment TV, Extra TV, and Everything TV, along with Stream (our next generation video set-top box), to additional markets. Together, these video offerings help make up our modern video model, bringing to life the new vision of Optimum TV, which helps break conventional all-or-nothing options to better provide content geared toward customers’ unique and modern viewing preferences.
Telephony Services
Through Voice over Internet protocol ("VoIP") telephone service we also offer unlimited local, regional and long-distance calling within the United States, Canada, Puerto Rico, and the U.S. Virgin Islands for a flat monthly rate, including popular calling features such as caller ID with name and number, call waiting, three-way calling, and enhanced emergency 911 dialing. We also offer additional options designed to meet our customers' needs, including directory assistance, voicemail services, and international calling.
Mobile
We offer a mobile service providing data, talk, and text to consumers and business customers in or near our service footprint. The service is delivered over a nationwide network with long-term evolution ("LTE") and 5G (where available) coverage through our network partners, including our infrastructure-based mobile virtual network operator ("MVNO") agreement with T-Mobile U.S., Inc. ("T-Mobile"). We offload mobile traffic using our Optimum Wi-Fi network of hotspots in the New York metropolitan area as well as select customer premises equipment across our footprint. Our full infrastructure MVNO agreement with T-Mobile is differentiated from other light MVNOs in that it gives us full access control over our own core network, as well as the Home Location Register and subscriber identification module (SIM)/eSIM cards. This allows us to fully control seamless data offloading and the handover between the fixed and wireless networks. We also have full product, features, and marketing flexibility with our mobile service. In addition, during 2024, we began offering to our customers additional services such as Mobile Device Protection and connection-back-up service (wireless back-up on fixed Internet service), and we began offering customers the ability to purchase additional mobile equipment, such as Apple iPads, in addition to phones.
Our mobile product is sold at Optimum stores as well as online. Consumers can bring their own devices or purchase or finance a variety of phones (new or certified pre-owned) directly from us, including Apple, Samsung, and Motorola devices.
Business Services
We offer a wide and growing variety of products and services to both large enterprise and small and medium-sized business ("SMB") customers, including broadband, telephony, networking, and video services. As of December 31,

2025, we served approximately 369.9 thousand SMB customers across our footprint. We serve enterprise customers primarily through Cablevision Lightpath LLC ("Lightpath"), our 50.01% owned subsidiary.
Enterprise Customers
Lightpath, our fiber enterprise business, provides ethernet, data transport, IP-based virtual private networks, Internet access, telephony services, including session-initiated protocol ("SIP") trunking and VoIP services to the business market primarily in the New York, Boston, and Miami metropolitan areas, and dark fiber and transport services in Phoenix, Columbus, and eastern Pennsylvania. In 2024, Lightpath acquired a fiber network between New York City and Ashburn, Virginia, as well as a metro network in New York City and New Jersey. Lightpath also provides managed services to businesses, including hosted telephony services (cloud based SIP-based private branch exchange), managed WiFi, managed desktop and server backup and managed collaboration services including audio and web conferencing. Through Lightpath, we also offer fiber-to-the-tower ("FTTT") services to wireless carriers for cell tower backhaul that enables wireline communications service providers to connect to towers that their own wireline networks do not reach. Lightpath's enterprise customers include companies in health care, financial, education, legal and professional services, and other industries, as well as the public sector and communication providers, incumbent local exchange carriers ("ILEC"), competitive local exchange carriers ("CLEC"), and hyperscaler customers. As of December 31, 2025, Lightpath had approximately 17,700 locations connected to its fiber network, which includes approximately 12,000 unique route miles (in each case, comprised of route miles that are owned by Lightpath or currently utilized by Lightpath pursuant to indefeasible right of use agreements with Optimum Communications and other parties). “Unique route miles” reflect the total aggregate distance measured in miles of all routes contained within the network that do not include overlap for multiple sheaths on similar routes.

In our footprint outside of the New York metropolitan area, for enterprise and larger commercial customers, we offer high capacity data services, including wide area networking and dedicated data access and advanced services such as wireless mesh networks. We also offer enterprise class telephone services which include traditional multi-line phone service over DOCSIS and trunking solutions via SIP for our Primary Rate Interface ("PRI") and SIP trunking applications. Similar to Lightpath, we also offer FTTT services in these areas. These services are offered on a standalone basis or in bundles that are developed specifically for our commercial customers. In addition, Optimum Business offers video in bulk use settings that enables nursing homes, hotels, universities, and hospitals to deliver HD content directly to TVs with or without digital cable boxes. This technology provides guests and residents with an enhanced in-room entertainment experience featuring news, local information, and content programming.
SMB Customers
We provide broadband (with symmetrical speeds up to 8 Gbps), video, mobile, and telephony services to SMB customers. In addition to these services, we also offer managed services, including hosted private branch exchange, managed WiFi, premiere technical support and network solutions, security and network access and equipment for SMB customers. Telephony services include Optimum Voice for Business, Business Hosted Voice, and Business Trunking (SIP and PRI). Optional telephony add-on services include international calling and toll free numbers. Optimum Business Mobile and Optimum Business Connection Backup (e.g., wireless failover) solutions are also available to our business customers, including SMBs. These services provide wireless connectivity for voice/data handsets, data only devices, and data failover solutions.
News and Advertising
News 12
News 12 Networks operates seven 24-hour local news channels across the New York tri-state area, including the Bronx, Brooklyn, Connecticut, Hudson Valley, Long Island, New Jersey, and Westchester, providing our viewers with complete access to hyper-local breaking news, traffic, weather, sports, community news, and more. News 12 Networks also includes a streaming OTT regional news channel, News 12 New York, which showcases top stories and events from across the tri-state area.
News 12 has been widely recognized by the news industry with numerous prestigious honors and awards, including multiple Emmy Awards, Edward R. Murrow Awards, NY Press Club Awards, and more.
Optimum Media
Optimum Media is an advanced advertising and data company that provides audience-based, multiscreen advertising solutions to local, regional, and national advertisers, including businesses, political candidates and organizations, advocacy groups, and other advertising clients. Optimum Media enables advertisers to reach millions of households across the United States through programming networks, on-demand and addressable inventory, and a broad range of digital/online, streaming/CTV, mobile and digital out-of-home environments. These capabilities are supported by Optimum Media's proprietary technology and privacy-compliant database of aggregated consumer, demographic, and TV viewership data, including as enhanced with third-party data integrations that enable household-level audience targeting.
Juice Media
Juice Media is a data-driven omnichannel media agency that supports advertisers through technology-enabled planning and buying capabilities. Juice Media provides strategy, media activation, and related services designed to support outcome-oriented advertising solutions. Its omnichannel approach is intended to enable customers and partners to maximize the effectiveness of their advertising campaigns.
New York Interconnect
In many markets, we have entered into agreements commonly referred to as "Interconnects" with other video platform operators to jointly sell local advertising. This simplifies our clients' purchase of local advertising and expands their geographic reach. In some markets, we represent the advertising sales efforts of other operators; in other markets, alternative operators represent us. NY Interconnect, LLC is a joint venture between Optimum Communications, Charter Communications, Inc. ("Charter") and Comcast Corporation ("Comcast").
Franchises
As of December 31, 2025, our systems operated in more than 1,400 communities pursuant to franchises, permits and similar authorizations issued by state and local governmental authorities. Franchise agreements typically require the payment of franchise fees and contain regulatory provisions addressing, among other things, service quality, cable service to schools and other public institutions, insurance, and indemnity. Franchise authorities generally charge a franchise fee of not more than 5% of certain of our cable service revenues that are derived from the operation of the system within such locality. We generally pass the franchise fee on to our customers.
Franchise agreements are usually for a term of five to fifteen years from the date of grant, however, approximately 490 of Optimum Communications’ communities are located in states (Connecticut, Kansas, Missouri, Nevada, North Carolina, and Texas) where by law franchise agreements do not have an expiration date. Franchise agreements are usually terminable only if the cable operator fails to comply with material provisions and then only after the franchising authority complies with substantive and procedural protections afforded by the franchise agreement and federal and state law. Prior to the scheduled expiration of most franchises, we generally initiate renewal proceedings with the granting authorities. This process usually takes less than three years but can take a longer period of time. The Communications Act of 1934, as amended (the "Communications Act"), which is the primary federal statute regulating interstate communications, provides for an orderly franchise renewal process in which granting authorities may not unreasonably withhold renewals. See "—Regulation—Cable Television—Franchising." In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments, such as building out certain franchise areas, meeting customer service requirements and supporting and carrying public access channels.
Historically, we have been able to renew our franchises without incurring significant costs, although any particular franchise may not be renewed on commercially favorable terms or otherwise. We expect to renew or continue to operate under all or substantially all of these franchises. For more information regarding risks related to our franchises, see "Risk Factors—Risk Factors Relating to Regulatory and Legislative Matters—Our cable system franchises are subject to non-renewal or termination." The failure to renew a franchise in one or more key markets could adversely affect our business. Proposals to streamline cable franchising have been adopted at both the federal and state levels. For more information, see "—Regulation—Cable Television—Franchising."
Programming
We design our channel line-ups for each system according to demographics, programming contract requirements, market research, viewership, local programming preferences, channel capacity, competition, price sensitivity, and local regulation. We believe offering a wide variety of programming influences a customer's decision to subscribe to and retain our video services. We obtain programming from a number of suppliers, including broadcast and cable networks.
We generally carry cable networks pursuant to written programming contracts, which continue for a fixed period of time, typically from one to five years, and are subject to negotiated renewal. Cable network programming is usually made available to us for a license fee, which is generally paid based on the number of customers who subscribe to the level of service that provides such programming. Such license fees may include, by way of example, "volume" discounts based on higher numbers of customers subscribing to certain networks or services, as well as discounts for channel placement or service penetration. For home shopping channels, we receive a percentage of the revenue attributable to our customers' purchases, as well as, in some instances, incentives for channel placement.
In our negotiations, we seek flexible distribution terms that would permit services to be made available in a variety of retail offerings and on a variety of platforms and devices in order to maximize consumer choice. Suppliers typically insist that their most popular and attractive services be distributed to a minimum number or percentage of customers or in a particular package or tier, which limits our ability to provide consumers with full purchasing flexibility.
Our cable programming costs for broadcast stations and cable networks have increased in excess of customary inflationary and cost-of-living type increases. We expect programming costs to continue to increase due to a variety of factors including annual increases imposed by stations and programmers. Broadcast and sports programming costs are the primary drivers of the increases of these programming costs. In addition, contracts to purchase sports programming sometimes provide for optional additional programming to be available on a surcharge basis during the term of the contract.
We have programming contracts that have expired and others that will expire in the near term. We will seek to renegotiate the terms of these agreements, but there can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreements with certain programmers on terms that we believe are reasonable, we have been, and may in the future be, forced to remove such programming channels from our line-up, which may result in a loss of customers. For more information, see "Risk Factors—Risk Factors Relating to Our Business and Our Indebtedness—Programming and retransmission costs are increasing and we may not have the ability to pass these increases on to our customers. Disputes with programmers and the inability to retain or obtain popular programming can adversely affect our relationship with customers and lead to customer losses, which could materially adversely affect our business, financial condition, and results of operations."
Sales and Marketing
Our marketing and sales strategy is designed to grow our customer base with efficient economics through effective brand positioning and messaging, impactful customer acquisition campaigns and effective customer development initiatives.
Based on customer insights and competitive analysis, we offer industry leading products and services matched with attractive pricing and sophisticated go-to-market strategies.
We use multiple channels to attract new customers, including mass media (television, on-line video, radio, print, and outdoor advertising) along with highly targeted tactics including search, social marketing, 1:1 digital campaigns, direct mail, outbound telemarketing, and door-to-door sales. These campaigns lead prospects to our inbound call centers, e-commerce web site, and retail stores where our sales teams use new AI assisted technologies to match the right products to individual customer wants and needs.
Our customer development efforts are intended to increase customer lifetime value through deeper engagement with our products and increased overall satisfaction with our services.
Much of our marketing is developed centrally then customized to address local market opportunities and compete with a diverse range of competitors. We also adapt our sales and marketing efforts for local market characteristics such as MDU (multiple dwelling unit/apartment) intensive cities or large college markets where we offer specialized products and services for students.
We also have a separate dedicated sales, marketing and service team for business customers in the SMB, mid-market, and enterprise segments.
We have a strong local presence in the communities we serve, and we give back to these communities through initiatives and sponsorships focused on digital equity, and future innovators (educational programs related to Science, Technology, Engineering and Math (STEM) and robotics).
We monitor performance of all our initiatives and continually optimize sales and marketing investments in order maximize return.
Customer Experience
We believe the customer experience is a cornerstone of our business. Our call center strategy is to demonstrate that we are reliable support experts, that are simple to interact with and work to the best of our ability to resolve the issue in the first attempt. Accordingly, we make a concerted effort to continually improve each customer interaction and have made significant investments in our people, processes, and technology to enhance our customers' experience and to reduce the need for customers to contact us.
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
We also offer our customers the ability to interact with us and get support through digital channels, whether via our website, chat, interactive voice support, text messaging, mobile app, or social media. Customers can use our customer portal website and mobile app to manage and pay their bill online, obtain service and account information, and get self-help troubleshooting support. Our goal is to continue to improve upon those customer care experiences whether through traditional or digital methods (such as through the My Optimum app and chat).
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
We have upgraded our networks, both through the deployment of our FTTH network and through new DOCSIS technologies, and we are delivering download speeds of up to 1 Gbps in most of our HFC footprint and up to 8 Gbps in our FTTH footprint. We also have a networking caching architecture that places highly viewed Internet traffic from the largest Internet-based content providers at the edge of the network closest to the customer to reduce bandwidth requirements across our national backbone, thus reducing operating expense. This collective network architecture also provides us with the capability to manage traffic across several Internet access points, thus helping to ensure Internet access redundancy and quality of service for our customers. Additionally, our national backbone connects most of our systems, which allows for an efficient and economical deployment of services from our centralized platforms that include telephone, VOD, network DVR, common video content, broadband Internet, hosted business solutions, provisioning, e-mail, and other related services.
Our ongoing FTTH network build passes approximately 3.1 million homes and businesses as of December 31, 2025, and has enabled us to deliver multi-gig broadband speeds to meet the growing data needs of residential and business customers. We believe our FTTH network is more resilient with reduced maintenance requirements, fewer service outages and lower power usage, which we expect will drive further structural cost efficiencies.
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
Suppliers
Customer Premise and Network Equipment
We purchase set-top boxes and other customer premise equipment from a limited number of vendors because our cable systems use one or two proprietary technology architectures. We buy HD, HD/DVRs and VOD equipment, routers, including the components of our home communications platform, and other network equipment from a limited number of suppliers, including Altice Labs (Altice Europe's technology, services, and innovation center), Sagemcom, and Ubee. We also purchase outside plant material and equipment, including fiber optics and copper components, to support the expansion and maintenance of our networks. See "Risk Factors—Risk Factors Relating to Our Business and Our Indebtedness—We depend on third-party vendors for certain equipment, hardware, licenses, and services in the conduct of our business."
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
Mobile Voice and Data Equipment
We purchase for resale mobile handsets from a number of original equipment manufacturers including Apple and Motorola. Customers of our mobile service are able to purchase these handsets with upfront or installment payments.
Intellectual Property
We rely on our patents, copyrights, trademarks, and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations, and sell our products and services. We also rely on our access to the proprietary technology of Altice Europe, including through Altice Labs, and licenses to the name "Altice" and derivatives from Next Alt. We believe we own or have the right to use all of the intellectual property that is necessary for the operation of our business as we currently conduct it.
Competition
We operate in a highly competitive, consumer-driven industry and we compete against a variety of broadband, video, mobile, fixed wireless broadband and fixed-line telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, fiber-based service providers, satellite-based connectivity providers, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. Emerging satellite broadband providers are beginning to offer high-speed connectivity in certain geographies that can compete with traditional broadband, although their overall presence in our footprint remains limited. We believe our leading market position in our footprint, technologically advanced network infrastructure, including our FTTH build-out, our evolving video services, our mobile service, and our focus on enhancing the customer experience favorably position us to compete in our industry. See also "Risk Factors—Risk Factors Relating to Our Business and Our Indebtedness—We operate in a highly competitive business environment which could materially adversely affect our business, financial condition, results of operations, and liquidity."

Broadband Services Competition
Our broadband services face competition from broadband communications companies' digital subscriber line ("DSL"), FTTH/Fiber to the Premises ("FTTP"), and wireless broadband offerings, as well as from a variety of companies that offer other forms of online services, including satellite-based broadband services. Our primary fiber-based competitors include AT&T and Verizon Communications Inc.'s ("Verizon") Fios (including the assets recently acquired from Frontier Communications Parent, Inc. ("Frontier")). T-Mobile fixed wireless, Verizon fixed wireless, and AT&T Internet Air are our primary wireless broadband competitors. In addition to smaller and regional overbuilders, which use an existing telecommunications operator's network to provide their services, as well as newer fiber providers such as Tachus and T-Fiber, large national providers such as Comcast and Charter are currently deploying significant fiber and network overbuilds in portions of our footprint, increasing the intensity of competition in certain markets. Current and future fixed and wireless Internet services, such as 4G, LTE, and 5G (and variants) wireless broadband services and WiFi networks, and devices such as wireless data cards, tablets and smartphones, and mobile wireless routers that connect to such devices, may also compete with our broadband services both for in premises broadband service and mobile broadband. All major wireless carriers offer unlimited data plans, which could, in some cases, become a substitute for the fixed broadband services we provide. The Federal Communications Commission ("FCC") is likely to continue to make additional radio spectrum available for these wireless Internet access services, which in time could expand the quality and reach of these services. Additionally, federal legislation has substantially increased the amount of subsidies to entities deploying broadband to areas deemed to be "unserved" or "underserved," which could result in increased competition for our broadband services.
We face intense competition from broadband communications companies with fiber-based networks. Verizon has constructed a FTTH network that passes a significant number of households in our New York metropolitan service area, including through fiber assets acquired from Frontier; and AT&T has constructed a FTTP/Fiber to the Node infrastructure in various markets in our south-central United States service area. We estimate that Verizon, together with other fiber-based service providers, is able to sell fiber-based services to over two-thirds of the households in our footprint in New York, New Jersey, and Connecticut combined and that AT&T and other fiber-based service providers are able to sell fiber products to approximately half of the households in various markets in our south-central United States service area. As a result of Verizon's acquisition of Frontier, Verizon now offers DSL and FTTH broadband service and competes with us in most of our Connecticut service area, as well as parts of our Texas, West Virginia, Arizona, and California service areas. The Frontier acquisition has further consolidated the fiber broadband market and may increase competitive pressures in certain of our service areas.
Video Services Competition
Our video services face competition from cable providers as well as direct broadcast satellite ("DBS") providers, such as DirecTV and DISH Network (a wholly-owned subsidiary of EchoStar Corporation, "DISH"). DirecTV and DISH offer one-way satellite-delivered pre-packaged programming services that are received by relatively small and inexpensive receiving dishes. We believe cable-delivered services, which include the ability to bundle additional services such as broadband, offer a competitive advantage to DBS service, because cable headends can provide two-way communication to deliver a large volume of programming that customers can access and control independently.
Our video services also face intense competition from companies that deliver movies, television shows, live sports, and other video programming, including extensive on demand, live content, serials, exclusive and original content, over broadband Internet connections to televisions, computers, tablets, and mobile devices, such as Netflix, Hulu, Disney+, Apple TV, YouTube TV, Amazon Prime, Sling TV, DirecTV (including its streaming service), and others. In addition, content owners are increasingly prioritizing direct to consumer streaming products over traditional distribution channels, delivering content to consumers that was formerly only available via traditional distribution channels.
Telephony Services Competition
Our telephony service competes with wireline, wireless, and VoIP phone service providers, such as Vonage, Microsoft Teams, Facetime, WhatsApp, and magicJack, as well as companies that sell phone cards at a cost per minute for both national and international service. We also compete with other forms of communication, such as text messaging on cellular phones, instant messaging, social networking services, video conferencing, and email. The increased number of technologies capable of carrying telephony services and the number of alternative communication options available to customers have intensified the competitive environment in which we operate our telephony services.

Mobile Wireless Competition
Our mobile wireless service faces competition from a number of national incumbent network-based mobile service providers, such as AT&T, T-Mobile, and Verizon, and smaller regional service providers, as well as a number of reseller or MVNO providers, such as Tracfone, Boost Mobile, and Cricket Wireless, among others. We believe that our approach to the mobile wireless service offering, including the ability to bundle and promote the product to our existing customer base, gives us advantages over pure MVNO resellers, and differentiates us from certain incumbent network-based operators. Improvements by incumbent and reseller mobile service providers on price, features, speeds, and service enhancements will continue to impact the competitiveness and attractiveness of our mobile service, and we will need to continue to invest in our services, product and marketing to answer that competition. Our mobile wireless strategy depends on the availability of wholesale access to radio access networks ("RAN") from one or more network-based providers with whom we are likely to compete. Our mobile service is vulnerable to constraints on the availability of wholesale access or increases in price from the incumbents. Consolidation among wholesale RAN access providers could impair our ability to sustain our mobile service and be competitive.
Business Services Competition
We operate in highly competitive business telecommunications market and compete primarily with local incumbent telephone companies, especially AT&T, Lumen Technologies, Inc. ("Lumen"), and Verizon (including former Frontier operations), as well as with a variety of other national and regional business services competitors. Many of these competitors offer end-to-end technology solutions such as cloud-based telephony, SASE, SD-WAN and hyperscaler access, enabling them to position themselves as single-source technology providers. In recent years, local fiber providers and fixed wireless broadband providers have become more competitive in the business telecommunications services market.
Advertising Services Competition
We provide advertising and advanced advertising services across television, streaming and digital platforms, both directly and indirectly, within and outside our cable service area. We face significant competition for advertising-related revenue from a wide range of local, regional and national media outlets and technology platforms. Competitors include local broadcast stations, national cable and broadcast networks, radio stations, print media, digital and social media platforms (such as Facebook and Instagram), online advertising companies (such as Google), retail media networks (such as Amazon), content providers (such as Disney), connected TV providers, advertising agencies (such as Omnicom Group), measurement platforms, digital advertising platforms and data providers. Competition has intensified as advertisers allocate budgets across an expanding number of multiscreen and digital formats, and we expect this trend to continue.
Human Capital Resources
As of December 31, 2025, we had approximately 9,500 employees. Approximately 380 of our employees were represented by unions as of such date. Approximately 89% of our employees are U.S. based. Our employees perform work in a variety of environments, including customers’ homes or businesses, in the field, and on site in retail stores, centers or offices.
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
Ownership Limitations.    Federal regulation of the communications field traditionally included a host of ownership restrictions, which limited the size of certain media entities and restricted their ability to enter into competing enterprises. Through a series of legislative, regulatory, and judicial actions, most of these restrictions have been either eliminated or substantially relaxed. In 2017, the FCC relaxed some broadcast media ownership rules, and the broadcast industry subsequently experienced consolidation. The FCC's order was subsequently affirmed by the U.S. Supreme Court. In 2025, the U.S. Eighth Circuit Court of Appeals invalidated the FCC's rule prohibiting the same television licensee from acquiring an affiliation with more than one of the "top four" networks in the same local market to include affiliation via a low power television station or one of the licensee's available programming streams on its broadcast signal. These changes may help facilitate media consolidation, increasing the leverage broadcasters can exercise in negotiating the fees we pay them to license their signals. The FCC has the statutory obligation to review its broadcast ownership rules every four years and revise them if it determines that the public interest so requires. As part of its 2022 quadrennial review of media ownership rules, the FCC has sought comment on whether to eliminate or modify the prohibition on common ownership of more than any two stations in a local market and the prohibition on a merger between or among any of the Big Four networks, i.e., ABC, CBS, FOX, and NBC. The FCC is also considering elimination of the national broadcast ownership cap, which bars a single entity from owning or controlling broadcast television stations that, in the aggregate, reach more than 39% of the television audience households in the United States (with a 50% discount given to the ownership of UHF stations for purposes of calculating compliance with the 39% audience reach cap). Elimination or modification of some or all of these rules could lead to further consolidation in the broadcast industry, which could adversely impact those fees.

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
Program Carriage.    The FCC's program carriage rules prohibit us from requiring an unaffiliated programmer to grant us a financial interest or exclusive carriage rights as a condition of its carriage on our cable systems and prohibit us from unfairly discriminating against unaffiliated programmers in the terms and conditions of carriage on the basis of their nonaffiliation. The FCC has also proposed to prohibit cable and DBS operators from including most favored nation provisions and unreasonable alternative distribution method provisions in their carriage agreements with independent programmers (i.e., programmers unaffiliated with cable or DBS operators or a broadcast television network or licensee). The FCC has sought comment on whether these restrictions should apply to existing contracts. Some of our programming contracts include such provisions. Additionally, FCC Chairman Carr has suggested that a refusal to carry certain programming because of its content could be regarded as discriminatory in violation of the program carriage rules.
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
As cable operators provide interactive and other advanced services, additional privacy and data security requirements may arise through legislation, regulation or judicial decisions. For example, the Video Privacy Protection Act of 1988 has been interpreted in some instances to cover online interactive services. In addition, Congress, the Federal Trade Commission ("FTC"), and other lawmakers and regulators are all considering whether to adopt additional measures that could impact the collection, use, and disclosure of customer information in connection with the delivery of advertising and other services to consumers customized to their interests. See "—Privacy Regulations" below.
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

Broadband
Regulatory Classification.    Broadband Internet access services were traditionally classified by the FCC as "information services" for regulatory purposes, a type of service that is subject to a lesser degree of regulation than "telecommunications services." In 2015, the FCC reversed this determination and classified broadband Internet access services as "telecommunications services." This reclassification had subjected our broadband Internet access service to greater regulation, although the FCC did not apply all telecommunications service obligations to broadband Internet access service. The 2015 Order (as defined below) could have had a material adverse impact on our business. In December 2017, the FCC adopted an order that in large part reversed again the 2015 Order and reestablished the "information service" classification for broadband Internet access service. The 2017 Order (as defined below) was affirmed in part on appeal in October 2019 insofar as it classified broadband Internet access services as information services subject to lesser federal regulation. However, the 2017 Order was also vacated in part on appeal insofar as it preempted states from subjecting broadband Internet access services to any requirements more stringent than the federal requirements. As a result, the precise extent to which state rules may impose such requirements, as well as other regulatory obligations, on broadband Internet access service providers is not fully settled. In 2024, the FCC reclassified broadband service as a common carrier telecommunications service under similar terms and conditions as the 2015 Order. The 2024 Order was stayed and, in 2025, vacated by the U.S. Sixth Circuit Court of Appeals. The Sixth Circuit denied a request for en banc rehearing, and that decision was not appealed.
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
Spectrum for Fixed Wireless. In 2025, Congress enacted legislation extending the FCC’s authority to hold spectrum auctions until 2034 and directing the FCC to auction at least 500 megahertz of spectrum by 2033. The additional spectrum made available by this auction could also be won by mobile carriers and others who use it to provide fixed wireless broadband service in competition with our wired broadband.
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
Consumer Labels. The FCC rules require broadband providers to display, at the point of sale, consumer labels with information about their broadband services. The labels must disclose certain information about broadband prices, introductory rates, data allowances, and speeds, and include links to information about network management practices, privacy policies, and, while it was in effect, the FCC's Affordable Connectivity Program ("ACP") for low-income households. The FCC's rules also require the labels to itemize monthly charges and fees, including regulatory fees passed through to consumers for any individual consumer's location. The requirement to display labels took effect in 2024. In 2025, the FCC proposed to revise the label requirements and eliminate certain requirements, including, among other things, the ACP requirements. That proceeding remains pending.
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
Other forms of regulation of broadband Internet access service currently being considered by the FCC, Congress or state legislatures include consumer protection requirements, billing and notifications requirements, cybersecurity requirements, consumer service standards, requirements to contribute to universal service programs and requirements to protect personally identifiable customer data from theft. Pending and future legislation in this area could adversely affect our operations as an ISP and our relationship with our Internet customers. While neither the FCC nor states currently regulate the price for broadband services generally, the state of New York enacted legislation that would regulate the price and terms for the broadband service offered to low-income households. This law was enjoined by a New York federal court, but the injunction was vacated on appeal and the Supreme Court has declined to hear an appeal. In 2025, the State of Connecticut also enacted legislation, which goes into effect in 2026, requiring certain broadband internet service providers to offer broadband service to low-income households at reduced rates.
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
Telephony Services
We provide telephony services using VoIP technology ("interconnected VoIP"), including through our CLEC subsidiaries and third-party service providers.
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
Other Regulation.     Interconnected VoIP service providers are required to provide enhanced 911 emergency services to their customers; protect customer proprietary network information from unauthorized disclosure to third parties; report to the FCC on service outages; comply with telemarketing regulations and other privacy and data security requirements; (see "—Privacy Regulations" below); comply with disabilities access requirements and service discontinuance obligations; comply with call signaling requirements; and comply with CALEA standards. In addition, the FCC is currently considering whether to require VoIP providers to maintain backup power for certain network equipment, and California has adopted rules requiring VoIP providers to maintain seventy-two hours of network backup power in certain areas of the state facing elevated fire risks. The FCC also requires interconnect VoIP providers to report network outages that exceed a specified threshold.
We provide traditional telecommunications services in various states through our operating subsidiaries and third-party service providers, and those services are largely governed under rules established for CLECs under the Communications Act. The Communications Act entitles our CLEC subsidiaries to certain rights, but as telecommunications carriers, it also subjects them to regulation by the FCC and the states. Their designation as telecommunications carriers results in other regulations that may affect them and the services they offer.
Interconnection and Intercarrier Compensation.    The Communications Act requires telecommunications carriers to interconnect directly or indirectly with other telecommunications carriers and networks, including VoIP. Under the FCC's intercarrier compensation rules, we (directly or through third-party service providers) are entitled, in some cases, to compensation from carriers when they use our network to terminate or originate calls and in other cases are required to compensate another carrier for using its network to originate or terminate traffic. The FCC and state regulatory commissions, including those in the states in which we operate, have adopted limits on the amounts of compensation that may be charged for certain types of traffic. In an October 2011 Order, the FCC determined that intercarrier compensation for all terminating traffic would be phased down over several years to a "bill-and-keep" regime, with no compensation between carriers for most terminating traffic. In 2020, the FCC adopted further reforms to phase down the rates for the origination of "toll-free" calls. The FCC also has a pending proceeding that could further reduce or eliminate compensation for remaining traffic.
Universal Service.    Our CLEC subsidiaries and third-party service providers, as applicable, are required to contribute to the USF. The amount of universal service contribution required of us is based on a percentage of revenues earned from interstate and international services provided to end users. We allocate our end user revenues and remit payments to the universal service fund in accordance with FCC rules.
Other Regulation.    Telecommunications services provided through our CLEC subsidiaries and third-party service providers are subject to other FCC requirements, including protecting the use and disclosure of customer proprietary network information; meeting certain notice requirements in the event of service termination; compliance with disabilities access requirements; compliance with CALEA standards; outage reporting; and the payment of fees to fund local number portability administration and the North American Numbering Plan. As noted above, the FCC and states are examining whether new requirements are necessary to improve the resiliency of communications networks, including heightened backup power requirements within the provider's network. Communications with our customers are also subject to FCC, FTC and state regulations on telemarketing and the sending of unsolicited commercial e-mail and fax messages, as well as additional privacy and data security requirements.
State Regulation.  Telecommunications services provided through our CLEC subsidiaries and third-party service providers are subject to regulation by state commissions in each state where we provide services. In order to provide our services, we must seek approval from the state regulatory commission or be registered to provide services in each state where we operate and may at times require local approval to construct facilities. Regulatory obligations vary from state to state and include some or all of the following requirements: filing tariffs (rates, terms, and conditions); filing operational, financial, and customer service reports; seeking approval to transfer the assets or capital stock of the broadband communications company; network resiliency and disaster recovery requirements; seeking approval to issue stocks, bonds and other forms of indebtedness of the broadband communications company; reporting customer service and quality of service requirements; outage reporting; making contributions to state universal service support programs; paying regulatory and state Telecommunications Relay Service and E911 fees; geographic build-out; and other matters relating to competition.
Mobile Service.  In 2019, we launched a mobile service using our own core infrastructure and our infrastructure mobile virtual network operator ("iMVNO") agreements with Sprint (now T-Mobile) and other roaming partners, including AT&T. Our mobile wireless service is subject to most of the same FCC and consumer protection regulations as typical, network-based wireless carriers (such as E911 services, local number portability, privacy protection and constraints on billing and advertising practices). The FCC or other regulatory authorities may adopt new or different regulations that apply to our services or similarly situated providers, impose new taxes or fees, or modify the obligations of other network-based carriers to provide wholesale RAN access to providers like Optimum Communications.
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
Privacy Regulations
Our cable, Internet, voice, wireless and advertising services are subject to various federal, state, and local laws and regulations, as well as, in instances where we operate outside of the U.S., the laws and regulations of the countries and regions where we operate, regarding subscriber privacy, data security, data protection and data use. Our provision of Internet services subjects us to the limitations on use and disclosure of user communications and records contained in the Electronic Communications Privacy Act of 1986. Broadband Internet access service is also subject to various privacy laws applicable to electronic communications. We are subject to various state regulations and enforcement oversight related to our policies and practices covering the collection, use and disclosure of personal information. The California Consumer Privacy Act ("CCPA"), a comprehensive privacy act aimed at increasing disclosure requirements, privacy protections and the rights of consumers to identify and delete stored private data, subject to some limited business exceptions, has been in effect since January 1, 2020. Amendments to the CCPA under the California Privacy Rights Act of 2020 took effect on January 1, 2023 and provide certain additional disclosure requirements, privacy protections, and rights of consumers. Virginia adopted the Consumer Data Protection Act in 2021 which took effect on January 1, 2023. Colorado also adopted a comprehensive privacy act in 2021, as did Utah and Connecticut in 2022, that also impose disclosure requirements, privacy protections and the rights of consumers to opt out of certain data sharing. Those laws took effect in 2023. The Texas Data Privacy and Security Act, which creates similar disclosure requirements, privacy protections and consumer privacy rights, took effect on January 1, 2024.
The FCC, in 2023, expanded its data breach notification reporting obligations applicable to telecommunications carriers and interconnected VoIP providers, which could cause us to incur additional compliance costs. That order was upheld in 2025 by the U.S. Sixth Circuit Court of Appeals, which subsequently granted the FCC’s motion to hold the decision in abeyance while the FCC reviews. In 2024, Kentucky, among other states, passed a comprehensive consumer privacy law. As with existing state consumer privacy laws in California, Virginia, and Connecticut, among other states, this law creates disclosure requirements, privacy protections and consumer privacy rights for covered businesses. The Kentucky law will take effect January 1, 2026. Similarly, the New Jersey legislature passed a comprehensive consumer privacy law in January 2024, which took effect January 16, 2025. We expect further scrutiny of privacy practices at all levels of government in the areas where we operate. Implementing and updating systems and processes to comply with new rules could impact our business opportunities and impose operating costs on the business.
Our Optimum Media business conducts limited business with customers that advertise in the European Union ("EU") and in the United Kingdom ("UK"). As such, we have certain compliance obligations with EU member state, as well as UK laws and regulations, including compliance obligations under the General Data Protection Regulation

("GDPR") and UK GDPR, and bear potential enforcement risks and fines if we fail to comply, even as the application of those regulations to some of our operations are unclear or are unknown.
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
Available Information and Website
We make available free of charge, through our investor relations section at our website, http://www.optimum.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission ("SEC"). These reports and other information are also available on the SEC’s website at https://www.sec.gov. We periodically provide other information for investors on our website and LinkedIn pages, including news and announcements regarding our financial performance and business operations. We encourage investors and other stakeholders to review the information we post on these channels. Website references and social media channels in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the sources. Therefore, such information should not be considered part of this report.

Item 1A.    Risk Factors
Summary of Risk Factors
Our business is subject to a number of risks that may impact our business and prospects. The following summary identifies certain risk factors that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, and results of operations. These and other risks are discussed in detail in the section that follows.
Risk Factors Relating to Our Business and Our Indebtedness
•We operate in a highly competitive business environment.
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
•We are highly leveraged and have substantial indebtedness and may incur additional indebtedness. We need to refinance or repay our debt obligations as they come due and otherwise comply with our obligations under the governing agreements, and failure to do so could materially adversely affect our business, financial condition, liquidity, and results of operations.
•We have in past periods incurred substantial losses from operations, and we may do so in the future.
•A lowering or withdrawal of the ratings assigned to our or our subsidiaries' debt securities and credit facilities by ratings agencies may increase our future borrowing costs and reduce our access to capital.
•Our subsidiaries' ability to meet obligations under their indebtedness may be restricted by limitations on our other subsidiaries' ability to send funds.
•We are subject to significant restrictive covenants under the agreements governing our indebtedness.
•We will need to raise significant amounts of funding over the next several years to fund capital expenditures, repay existing indebtedness obligations and meet other obligations; we may also engage in extraordinary transactions that involve the incurrence of large amounts of indebtedness.
•Changes or uncertainty in respect of interest rate benchmarks may affect our sources of funding.
•We depend on third-party vendors for certain equipment, hardware, licenses, and services in the conduct of our business.
•Changes to trade policy, to the extent applicable to equipment we or our customers use, could adversely affect our business and results of operations.
•Disruptions to our networks, infrastructure, and facilities could impair our operating activities and negatively impact our reputation and financial results.
•If we experience a significant cybersecurity incident or fail to detect and appropriately respond to a significant cybersecurity incident, our results of operations and reputation could suffer.
•Issues related to the use of AI in our business could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business.
•The terms of existing or new collective bargaining agreements can increase our expenses. Labor disruptions could adversely affect our business, financial condition, and results of operations.
•A significant amount of our book value consists of intangible assets that may not generate cash in the event of a voluntary or involuntary sale.
•We have engaged and may in the future engage in acquisitions, dispositions, and other strategic transactions and the integration of such acquisitions, the sales of assets, and other strategic transactions could materially adversely affect our business, financial condition, and results of operations.
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
•Impairment of the Altice brand or Mr. Drahi's reputation could adversely affect current and future customers' and other stakeholders' perception of Optimum Communications, which was formerly known as Altice USA.
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
•We may be materially adversely affected by regulatory, legal, and economic changes relating to our physical plant.
•We may be adversely affected if other parties are able to receive government subsidies to overbuild our plant, or if subsidies we receive to construct facilities or support low-income subscribers are modified or run out.
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
•The tri-class structure of Optimum Communications common stock has the effect of concentrating voting control with Next Alt.
•Next Alt controls us and its interests may conflict with ours or our stockholders in the future.
•Anti-takeover provisions in our organizational documents could prevent a change of control transaction.
•Holders of a single class of Optimum Communications common stock may not have any remedies if an action by our directors has an adverse effect on only that class of Optimum Communications common stock.
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

Risk Factors Relating to Our Business and Our Indebtedness
We operate in a highly competitive business environment which could materially adversely affect our business, financial condition, results of operations, and liquidity.
We operate in a highly competitive, consumer-driven industry and we compete against a variety of broadband, video, mobile, fixed wireless broadband and fixed-line telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, fiber-based service providers, satellite-based connectivity providers, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. Emerging satellite broadband providers are beginning to offer high-speed connectivity in certain geographies that can compete with traditional broadband, although their overall presence in our footprint remains limited. Some of our competitors include Verizon (including former Frontier operations), AT&T, T-Mobile, Charter, Comcast, and emerging satellite-based broadband providers, as well as DirecTV, DISH, Lumen's consumer brands, including CenturyLink and Quantum Fiber, and other providers. Overbuilders in our markets now include not only smaller regional providers but also large national cable and fiber operators, including Comcast and Charter, which are deploying substantial new network mileage in portions of our footprint. In addition, our video services compete with all other sources of leisure, news, information and entertainment, including movies, sporting or other live events, radio broadcasts, home-video services, console games, print media, and the Internet.
In some instances, our competitors have fewer regulatory burdens, easier access to financing, greater resources, greater operating capabilities and efficiencies of scale, stronger brand-name recognition, longstanding relationships with regulatory authorities and customers, more customers, more flexibility to offer promotional packages at prices lower than ours and greater access to programming or other services. This competition creates pressure on our pricing and has adversely affected, and may continue to affect, our ability to add and retain customers, which in turn adversely affects our business, financial condition, and results of operations. The effects of competition may also adversely affect our liquidity and ability to service our debt. For example, we face intense competition from Verizon, which has constructed FTTH network infrastructure that passes a significant number of households in our New York metropolitan service area, including through fiber assets acquired from Frontier. We estimate that Verizon, together with other fiber-based service providers, is able to sell fiber-based services to over two-thirds of the households in our footprint in New York, New Jersey, and Connecticut combined and may expand these and other service offerings to more customers in the future. We also face increasing competition from AT&T and other fiber-based service providers in various markets in our south-central United States service area, who we estimate are currently able to sell fiber products to approximately half of these households. As a result of Verizon's recent acquisition of Frontier, Verizon now offers DSL and FTTH broadband service and competes with us in most of our Connecticut service area, as well as parts of our Texas, West Virginia, Arizona, and California service areas. The Frontier acquisition has further consolidated the fiber broadband market and may increase competitive pressures in certain of our service areas. While the extent of our competitors’ build-out and sales activity in service areas is difficult to assess because it is based on visual inspections and other limited estimating techniques and therefore serves only as an approximation, the fiber build out by competitors in our service areas is significant.
Our competitive risks are heightened by the rapid technological change inherent in our business, evolving consumer preferences and the growing availability of automation, digital self-service, and AI-enabled customer engagement platforms, which may allow competitors to deliver services more efficiently and at lower cost. We may need to anticipate far in advance which technology we should use for the development of new products and services or the enhancement of existing products and services. The failure to accurately anticipate such changes may adversely affect our ability to attract and retain customers, which in turn could adversely affect our business, financial condition, and results of operations. Consolidation and cooperation in our industry may allow our competitors to acquire service capabilities or offer products that are not available to us or offer similar products and services at prices lower than ours.
In addition, certain of our competitors own directly or are affiliated with companies that own programming content or have exclusive arrangements with content providers that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective customers.
We face intense competition from the delivery of video content over the Internet directly to consumers (OTT). This competition originates from various sources, including Netflix, Hulu, Disney+, Apple TV, YouTube TV, Amazon Prime, Sling TV, DirecTV (including its streaming service), and emerging specialized sports platforms. Major content trends, such as the consolidation of content ownership, the proliferation of “Free Ad-Supported Streaming TV” services, and the aggressive migration of marquee live sports and premium content to exclusive streaming platforms, are diminishing the perceived value of the traditional cable bundle. Content owners such as Warner Bros.

Discovery (HBO Max), Paramount Global (Paramount+), and The Walt Disney Company (Disney+) are increasingly prioritizing their direct-to-consumer services over traditional distribution channels, often selling programming directly to our customers without requiring a video subscription. Additionally, major broadcast network owners now utilize services such as Peacock, Paramount+, and Fox One to distribute local broadcast feeds and live sports directly to consumers. These competitors, including virtual MVPDs, often operate under different regulatory frameworks than traditional Title VI operators, enabling them to distribute local broadcast programming without the same retransmission consent obligations or carriage fees that we incur. This regulatory asymmetry, combined with the widespread adoption of technology (e.g., smart TVs) that allow consumers to forgo our equipment, continues to adversely affect subscriber retention and demand for our video services.
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
Mobile broadband providers increasingly provide Fixed Wireless Access ("FWA") services that can substitute for our fixed broadband service. These 5G FWA services from T-Mobile and Verizon, for example, in addition to services such as 4G, LTE, and other 5G (and variants) wireless broadband services and WiFi networks, as well as devices such as wireless data cards, tablets, and smartphones, and mobile wireless routers that connect to such devices, also compete with our broadband services both for on premises broadband service and mobile broadband. All major wireless carriers have started to offer unlimited data plans, which could, in some cases, become a substitute for the fixed broadband services we provide. The FCC is likely to continue to make additional radio spectrum available for these wireless Internet access services, which in time could expand the quality and reach of these services.
Our broadband service faces competition from wired and wireless providers. Most broadband communications companies, which already have wired networks, an existing customer base and other operational functions in place (such as billing and service personnel), offer DSL, cable, or FTTH/FTTP services. We believe these services compete with our broadband service and are often offered at prices comparable to or lower than our Internet services and, despite sometimes being offered at speeds lower than the speeds we offer, are capable of serving as substitutes for some consumers. In addition, to the extent that these providers’ networks are more ubiquitously deployed, such as traditional telephone networks, they may be in a better position to offer Internet services to businesses passed by their networks on a more economic or timely basis than we can, even if the services they offer are arguably inferior. They may also increasingly have the ability to combine video services, mobile services, and telephone and Internet services offered to their customers, either directly or through co-marketing agreements with other service providers. Additionally, federal legislation has substantially increased the amount of subsidies to entities deploying broadband to areas deemed to be "unserved" or "underserved" in recent years, which could result in increased competition for our broadband services.
Our telephony services, including the mobile wireless voice and data service that we launched in 2019, compete directly with established broadband communications companies and other carriers, including wireless providers, as increasing numbers of homes are replacing their traditional telephone service with wireless telephone service. We also compete against VoIP providers like Vonage, Microsoft Teams, Facetime, WhatsApp, and magicJack that do not own networks but can provide service to any person with a broadband connection, in some cases free of charge. Our telephony services also face competition from substitute services such as SMS, chat, Apple Messaging, WhatsApp and similar communications services.
In addition, we compete against ILECs, other CLECs, IP-enabled communications service providers, and long-distance voice-service companies for large commercial and enterprise customers. While we compete with the ILECs, we also enter into interconnection agreements with ILECs so that our customers can make and receive calls to and from customers served by the ILECs and other telecommunications providers. Federal and state law and regulations require ILECs to enter into such agreements and provide facilities and services necessary for connection, at prices subject to regulation. The specific price, terms, and conditions of each agreement, however, depend on the outcome of negotiations between us and each ILEC. Interconnection agreements are also subject to approval by the state regulatory commissions, which may arbitrate negotiation impasses. We have entered into interconnection agreements with Verizon for New York, New Jersey, and portions of Connecticut (including agreements with former Frontier operations for portions of Connecticut), which have been approved by the respective state commissions. We have also entered into interconnection agreements with other ILECs in New York and New Jersey and in each of the other states where we offer VoIP and telecommunications services. These agreements, like all interconnection agreements, are for limited terms and upon expiration are subject to renegotiation, potential arbitration, and approval under the laws in effect at that time.
Our advertising business faces competition from traditional and non-traditional media outlets, such as television and radio stations, traditional print media, and the Internet, including Meta, Google, and others.
We face significant risks as a result of rapid changes in technology, consumer expectations and behavior.
The broadband communications industry has undergone significant technological development over time and these changes continue to affect our business, financial condition, and results of operations. Such changes have had, and will continue to have, a profound impact on consumer expectations and behavior. Our video business faces technological change risks as a result of the continuing development of new and changing methods for delivery of programming content such as Internet-based delivery of movies, shows and other content which can be viewed on televisions, wireless devices, and other developing mobile devices. Consumers' video consumption patterns are also evolving, for example, with more content being downloaded for time-shifted consumption. A proliferation of delivery systems for video content can adversely affect our ability to attract and retain customers and demand for our services and it can also decrease advertising demand on our delivery systems. Our broadband business faces technological challenges from rapidly evolving wireless Internet solutions. Our telephony service offerings face technological developments in the proliferation of telephony delivery systems including those based on Internet and wireless delivery. If we do not develop or acquire and successfully implement new technologies, we will limit our ability to compete effectively for customers, content and advertising.
Many of our video customers take delivery of their services through our set-top box, although customers are increasingly able to enjoy these services through other devices, for example, Roku, Amazon Fire TV, Google TV, Apple TV, and other connected-TV platforms, which eliminates or reduces the need to use our devices. We may be required to make material capital and other investments to keep up with technological change. These challenges could adversely affect our business, financial condition, and results of operations.
In 2019, we launched our mobile wireless voice and data service. We believe this product offering will enable us to deliver greater value and more benefits to customers by offering mobile voice and data services, in addition to our broadband, video, and telephony services. Some of our competitors already offer, or have announced plans to offer, their own offerings that bundle two or more of their broadband, video, telephony, and mobile voice and data services. If our customers do not view our service offerings as competitive with those offered by our competitors, we could experience increased customer churn. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect from offering mobile voice and data services to new or existing customers, in the timeframe we anticipate. In addition, we may be required to make material capital and other investments to develop and maintain this business and to keep up with technological change. These challenges could adversely affect our business, financial condition, and results of operations.
Programming and retransmission costs are increasing and we may not have the ability to pass these increases on to our customers. Disputes with programmers and the inability to retain or obtain popular programming can adversely affect our relationship with customers and lead to customer losses, which could materially adversely affect our business, financial condition, and results of operations.
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
The expiration dates of our various programming contracts are staggered, which results in the expiration of a portion of our programming contracts throughout each year. We attempt to control our programming costs and, therefore, the cost of our video services to our customers, by negotiating favorable terms for the renewal of our affiliation agreements with programmers. On certain occasions in the past, such negotiations have led to disputes with programmers that have resulted in periods during which we did not carry, or decided to stop carrying, a particular broadcast network or programming service or services. For example, in December 2025, New England Sports Network was removed from our lineups. Negotiating impasses are relatively common. To the extent we are unable to reach agreement with certain programmers on terms we believe are reasonable, we may be forced to, or determine for strategic or business reasons to, cease negotiations with such programmers and remove the associated programming channels from our line-up and may decide to replace such programming channels with other programming channels, which may not be available on acceptable terms or be as attractive to customers. Such disputes, or the removal or replacement of programming, may inconvenience some of our customers and can lead to customer dissatisfaction, negative publicity, regulatory inquiries, and the potential loss of customers, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. There can be no assurance that our existing programming contracts will be renewed on favorable or comparable terms, or at all, or that the rights we negotiate will be adequate for us to execute our business strategy.
We may also be subject to increasing financial and other demands by broadcast stations. Federal law allows commercial television broadcast stations to make an election between "must-carry" rights and an alternative "retransmission consent" regime. Local stations that elect "must-carry" are entitled to mandatory carriage on our systems, but at no fee. When a station opts for retransmission consent, cable operators negotiate for the right to carry the station's signal, which typically requires payment of a per-customer fee. Our retransmission agreements with stations expire from time to time. Upon expiration of these agreements, we may carry some stations under short-term arrangements while we attempt to negotiate new long-term retransmission agreements. In connection with any negotiation of new retransmission agreements, we may become subject to increased or additional costs, which we may not be able to pass on to our customers. To the extent that we cannot pass on such increased or additional costs to customers or offset such increased or additional costs through the sale of additional services, our business, financial condition, results of operations, and liquidity could be materially adversely affected. In addition, in the event contract negotiations with stations are unsuccessful, we could be required, or determine for strategic or business reasons, to cease carrying such stations' signals, possibly for an indefinite period. Any loss of stations could make our video service less attractive to our customers, which could result in a loss of customers, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. There can be no assurance that any expiring retransmission agreements will be renewed on favorable or comparable terms, or at all.
The broadcast television sector is undergoing rapid consolidation, evidenced by the proposed acquisition of Tegna Inc. by Nexstar Media Group and ongoing regulatory discussions regarding the potential increase or elimination of the Federal Communications Commission’s 39% national television ownership cap. This trend toward massive scale empowers large-station groups with significant market leverage in retransmission consent negotiations, enabling them to demand supra-competitive rate increases and impose "tying" arrangements that condition the carriage of essential, high-rated local broadcast signals on the forced purchase of unrelated, lower-demand cable networks or digital tiers. As these entities aggregate control over key network affiliates across critical markets, our bargaining power may diminish, increasing the likelihood of carriage disputes, service blackouts, and substantial hikes in per-subscriber programming fees that, if passed on to consumers, could accelerate subscriber churn or, if absorbed, significantly compress our operating margins and profitability.
We may not be able to successfully implement our growth strategy.
Our future growth, profitability, and results of operations depend upon our ability to successfully implement our business strategy, which, in turn, is dependent upon a number of factors, including our ability to continue to:
•simplify and optimize our organization;
•reinvest in infrastructure and content;
•invest in sales, marketing and innovation;
•enhance the customer experience;
•drive revenue and cash flow growth; and

•opportunistically grow through value-accretive acquisitions.
There can be no assurance that we can successfully achieve any or all of the above initiatives in the manner or time period that we expect. Furthermore, achieving these objectives will require investments which may result in short-term costs without generating any current revenues and therefore may be dilutive to our earnings. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition, and results of operations. In addition, if we are unable to continue improving our operational performance and customer experience we may face a decrease in new customers and an increase in customer churn, which could have a material adverse effect on our business, financial condition, and results of operations. For example, there can be no assurance that we will be able to successfully implement our plan to expand and upgrade our network within the anticipated timeline or at all or within the cost parameters we currently expect. Similarly, we may not be successful in growing our mobile voice and data services on our anticipated timeline or realize, in full or in part, the anticipated benefits we expect from offering such services, and we may face technological, financial, legal, regulatory or other challenges in pursuing these or other initiatives.
The financial markets are subject to volatility and disruptions, which have in the past, and may in the future, adversely affect our business, including by affecting the cost of new capital and our ability to fund acquisitions or other strategic transactions.
From time to time the capital markets experience volatility and disruption. Volatility in the capital markets may be impacted by a number of factors. Some of the main factors which have recently contributed to capital markets volatility include, but are not limited to, inflationary pressures, the outlook for interest rates, the military conflicts between Russia and Ukraine and in the Middle East, and other geopolitical events. There can be no assurance that market conditions will not be volatile or worsen in the future.
Financial market disruptions may be accompanied by a broader economic downturn, which historically has led to lower demand for our products, such as video services, as well as lower levels of television advertising, and increased incidence of customers' inability to pay for the services we provide. A recurrence of these conditions may adversely impact our business, financial condition, and results of operations.
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
Persistent disruptions in the capital markets as well as the broader global financial market could increase our interest expense, adversely affecting our business, financial position, results of operations, and liquidity.
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
Longer term, volatility and disruptions in the capital markets and the broader global financial market as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could adversely affect our access to the liquidity needed for our businesses. Such disruptions could require us to take measures to conserve cash or impede or delay potential acquisitions, strategic transactions, and refinancing transactions until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

We are highly leveraged and have substantial indebtedness, which must be repaid or refinanced periodically. This high leverage reduces our capability to withstand adverse developments or business conditions. If we do not repay or refinance our debt obligations when they become due, or do not otherwise comply with certain terms of our indentures, credit facilities, and other agreements governing our indebtedness, we would be in default under those agreements. Such a default could have a material adverse effect on our business, financial condition, liquidity, and results of operations. Additionally, if we incur additional indebtedness, such indebtedness could further exacerbate the risks associated with our substantial indebtedness.
Our subsidiaries have incurred substantial amounts of indebtedness, including to finance the Cequel Acquisition, the Cablevision Acquisition, and other strategic initiatives, as well as to support ongoing operations, network upgrades and expansions, new service launches, programming costs, and for general corporate purposes. We may incur additional indebtedness in the future to fund our operations, which may include capital-intensive initiatives. At December 31, 2025, the carrying value of our total aggregate consolidated indebtedness, including finance leases, was approximately $26.2 billion. During 2025, we entered into a receivables facility loan agreement, which was subsequently refinanced in January 2026, resulting in the incurrence of approximately $1.1 billion of additional indebtedness. As a result, our overall indebtedness increased, along with interest expense. As of December 31, 2025, we had $7.4 billion of long-term debt maturing in 2027. Our ability to repay this debt in 2027 will be dependent on our ability to successfully refinance the debt or raise additional capital. While management is pursuing refinancing this debt and raising additional capital, there is no assurance these efforts will be successful. A failure to secure committed sources of funding to refinance this debt by April 2026 may raise substantial doubt about our ability to continue as a going concern in the future.
Because we are highly leveraged, our payments on our indebtedness are significant in relation to our revenues and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, since our cash flows would decrease but our required payments under our indebtedness would not. Decreases in our revenues combined with stable or increased operating costs (and corresponding reduction in our cash flows) would therefore adversely affect our ability to make interest or principal payments on our indebtedness as they come due. Further, downturns in our business, our industry or the economy generally may also impact our ability to comply with the covenants and restrictions in our indentures, credit facilities, and other agreements governing our indebtedness and may impact our ability to pay or refinance our indebtedness as it comes due.
Our ability to repay or refinance our debt obligations when they become due depends, in part, on the availability of capital and the willingness of market participants to provide credit to us. In addition, certain of our creditors (collectively, the “Co-Op”) have entered into a cooperation agreement, which may restrict such creditors from participating in financing transactions with us, except as approved by the Co-Op. Members of the Co-Op represent a significant percentage of the holders of our outstanding indebtedness, and the existence of the Co-Op may result in a significant limitation on our ability to access the syndicated loan market or the market for high yield bonds, along with our ability to refinance our existing indebtedness, extend the maturities of our indebtedness or consummate strategic transactions to manage our liabilities, on favorable terms, or at all.
If we do not repay or refinance our debt obligations when they become due or do not otherwise comply with the covenants and restrictions in our indentures, credit facilities, and other agreements governing our indebtedness, we would be in default under those agreements and the underlying debt could be declared immediately due and payable. In addition, any default under any of our indentures, credit facilities or other agreements governing our indebtedness could lead to an acceleration of debt under any other debt instruments or agreements that contain cross-acceleration or cross-default provisions. If the indebtedness incurred under our indentures, credit facilities, and other agreements governing our indebtedness were accelerated, we would not have sufficient cash to repay amounts due thereunder. A default on our debt could have a material adverse effect on our business, financial condition, liquidity, and results of operations. To avoid a default, we could be required to defer capital expenditures, sell assets, seek strategic investments from third parties or otherwise reduce or eliminate discretionary uses of cash. However, if such measures were to become necessary, there can be no assurance that we would be able to sell sufficient assets or raise strategic investment capital sufficient to meet our scheduled debt maturities as they come due. In addition, any significant reduction in necessary operating or capital expenditures could adversely affect our ability to retain our existing customer base and obtain new customers, which would adversely affect our business, financial position, and results of operations.
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
The terms of our existing indebtedness restrict, but do not prohibit, us from incurring additional indebtedness. We may increase our consolidated indebtedness for various business reasons, which might include, among others, financing acquisitions or other strategic transactions and initiatives, funding prepayment premiums, if any, on the debt we refinance, funding distributions to our shareholders or general corporate purposes. If we incur additional indebtedness, such indebtedness will be added to our current debt levels and the above-described risks we currently face could be magnified.
We have in past periods incurred substantial losses from operations, and we may do so in the future, which may reduce our ability to raise needed capital.
We have in the past incurred substantial losses from operations and we may do so in the future. Significant losses from operations could limit our ability to raise any needed financing, or to do so on favorable terms, as such losses could be taken into account by potential investors, lenders, and the organizations that issue investment ratings on our indebtedness.
A lowering or withdrawal of the ratings assigned to our or our subsidiaries' debt securities and credit facilities by ratings agencies may increase our future borrowing costs and reduce our access to capital.
Credit rating agencies continually revise their ratings for companies they follow. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. In addition, developments in our business and operations or the amount of indebtedness incurred could lead to a ratings downgrade on our or our subsidiaries' indebtedness. In May 2024, S&P lowered our issuer credit rating to CCC+ and Moody's Investors Service ("Moody's") lowered CSC Holdings, LLC's ("CSC Holdings") corporate family rating to Caa2. These credit ratings remain unchanged as of January 2026 for S&P, and December 2025 for Moody's. The decline in our debt rating and the debt rating for our subsidiaries' debt securities and credit facilities may result in higher borrowing costs and more restrictive covenants in our indentures and credit facilities. In addition, there can be no assurance that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency, if in that rating agency's judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Our credit rating (including the credit rating assigned to our subsidiaries’ debt securities and credit facilities) has in the past been and may continue to be impacted by a number of factors, including the state of the U.S. economy, factors affecting the broadband communications and video service industry, our operating performance, and our financing activities. A deterioration of our financial position or a further downgrade of our or our subsidiaries' ratings for any reason may impact our ability to access debt markets in the future or increase our cost of future debt which could have a material adverse effect on our business, financial condition, and results of operations, which in return may adversely affect the market price of shares of our Class A common stock.
Our subsidiaries' ability to meet obligations under their indebtedness may be restricted by limitations on our other subsidiaries' ability to send funds.
Our primary debt obligations have been incurred by our subsidiaries, mainly CSC Holdings and most recently Cablevision Litchfield, CSC Optimum and Cablevision Funding LLC, in addition to Lightpath. A portion of the indebtedness incurred by CSC Holdings is not guaranteed by any of its subsidiaries. CSC Holdings is primarily a holding company whose ability to pay interest and principal on such indebtedness is wholly or partially dependent upon the operations of its subsidiaries and the distributions or other payments of cash, in the form of distributions, loans or advances, those other subsidiaries deliver to our indebted subsidiaries. Our subsidiaries are separate and distinct legal entities and, unless any such subsidiaries has guaranteed the underlying indebtedness, have no obligation, contingent or otherwise, to pay any amounts due on our indebted subsidiaries' indebtedness or to make any funds available to our indebted subsidiaries to do so. These subsidiaries may not generate enough cash to make such funds available to our indebted subsidiaries and in certain circumstances legal and contractual restrictions may also limit their ability to do so.
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
The indentures, credit facilities, and agreements governing the indebtedness of our subsidiaries contain various negative covenants that restrict our subsidiaries' (and their respective subsidiaries') ability to, among other things:
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
Violation of these covenants could result in a default that would permit the relevant creditors to require the immediate repayment of the borrowings thereunder, which could result in a default under other debt instruments and agreements that contain cross-default provisions and, in the case of our revolving credit facility, permit the relevant lenders to restrict the relevant borrower's ability to borrow undrawn funds under such revolving credit facility. A default under any of the agreements governing our indebtedness could materially adversely affect our business, financial condition, liquidity, and results of operations.
As a result, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate our business, including during general economic or business downturns; or

•unable to compete effectively or to take advantage of new business opportunities.
These restrictions could have a material adverse effect on our ability to grow in accordance with our strategy and on the value of our debt and equity securities. In addition, in light of our leverage profile and credit market conditions, future amendments, refinancings or new financing arrangements may impose additional or more restrictive limitations on our operational and financial flexibility.
We will need to raise significant amounts of funding over the next several years to fund capital expenditures, repay existing indebtedness obligations and meet other obligations and the failure to do so successfully could have a material adverse effect on our business, financial condition, liquidity, and results of operations. We may also engage in extraordinary transactions that involve the incurrence of large amounts of indebtedness.
Our business is capital intensive. Operating and maintaining our cable systems requires significant amounts of cash payments to third parties. Capital expenditures were $1,347.3 million, $1,433.0 million and $1,704.8 million in 2025, 2024 and 2023, respectively, and primarily include payments for customer premise equipment, network infrastructure, support, and other costs. We expect these capital expenditures to continue to be significant as we further enhance our service offerings. We may have substantial future capital commitments in the form of long-term contracts that require substantial payments over a period of time.
Our ability to fund our operations, make planned capital expenditures, make scheduled payments on our indebtedness and repay our indebtedness depends on our future operating performance and cash flows and our ability to access the capital markets, which, in turn, are subject to prevailing economic conditions and to financial, business, and other factors, some of which are beyond our control. Competition, shifts in consumer behavior, market disruptions or deterioration in economic conditions have in the past, and could in the future, lead to lower demand for our products, as well as lower levels of advertising and increased incidence of customers' inability to pay for the services we provide. These events would adversely impact our results of operations, cash flows, and financial position. As such, we may not be able to generate sufficient cash internally to fund anticipated capital expenditures, make ongoing interest payments, and repay our indebtedness at maturity. Accordingly, we may have to do one or more of the following:
•refinance existing obligations to extend maturities;
•raise additional capital, through bank loans, debt or equity issuances or a combination thereof;
•cancel or scale back current and future spending programs; or
•sell assets or interests in one or more of our businesses.
However, we may not be able to refinance existing obligations or raise any required additional capital on terms acceptable to us or at all. Borrowing costs related to future capital raising activities may be significantly higher than our current borrowing costs and we may not be able to raise additional capital on favorable terms, or at all, if financial markets experience volatility. The continued existence of the Co-Op may result in a significant limitation on our ability to access the syndicated loan market or the market for high yield bonds, along with our ability to refinance our existing indebtedness, extend the maturities of our indebtedness or consummate strategic transactions to manage our liabilities, on favorable terms, or at all. See also “Risk Factors Relating to our Business and Our Indebtedness—We are highly leveraged and have substantial indebtedness, which must be repaid or refinanced periodically.”
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
The interest rates applicable to Incremental Term Loan B-5 due April 2027 and Revolving Credit Facility due 2027 (each, as defined below) were previously linked to the London Interbank Offered Rate ("LIBOR"), which was the subject of international reform proposals. Certain LIBOR settings were discontinued at the end of 2021, and the remaining settings were phased out by the end of June 2023. In the United States, the Alternative Reference Rates Committee proposed the Term Secured Overnight Financing Rate ("Term SOFR") as an alternative to LIBOR for use in contracts that were indexed to U.S. dollar LIBOR and proposed a phased market transition plan to Term SOFR. Term SOFR significantly differs from LIBOR and may not yield the same or similar economic results as LIBOR which could have a material adverse effect on the liquidity of, and the amount payable under, our sources of funding.

Pursuant to the terms of the CSC Credit Facilities Agreement (defined below), subsequent to the phase-out of LIBOR on June 30, 2023, the interest rate on our outstanding LIBOR-linked borrowings became linked to synthetic USD LIBOR, calculated as Term SOFR plus the spread adjustment for the corresponding LIBOR setting, until March 31, 2025. Thereafter, the interest rate on outstanding synthetic USD LIBOR-linked borrowings became linked to the alternate base rate, where the alternative base rate is the greater of (x) the prime rate or (y) the federal funds effective rate plus 50 basis points. The Revolving Credit Facility was amended in July 2022 to transition the applicable LIBOR-linked interest rate to a Term SOFR-linked interest rate. On the other hand, the current interest rate on our Incremental Term Loan B-5 utilizes the alternate base rate, which is higher than the interest rate that would have been applicable if such borrowings had been transitioned to Term SOFR.
If we are unable to transition the interest rate on our Incremental Term Loan B-5 from the alternate base rate to Term SOFR, we will continue to incur higher interest expense than would otherwise have applied had such borrowings been transitioned to Term SOFR. In addition, if there are any further significant changes to the setting of alternative interest rate benchmarks, or in the event of the discontinuation of, or changes in the manner of administration of, interest rate benchmarks, the interest rates on our borrowings could be materially different than what we expect. These developments could cause us to renegotiate some of these agreements and may have an adverse effect on our financial condition and results of operations.
We depend on third-party vendors for certain equipment, hardware, licenses and services in the conduct of our business. If we do not have access to such items and services on reasonable terms and on a timely basis, our ability to offer our products and services could be impaired, and our business, results of operations, and financial condition could be adversely affected.
We use third-party suppliers, service providers, and licensors to supply some of the equipment, hardware, services, software and operational support necessary to provide some of our products and services. Some of these vendors are our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. Some of these vendors do not have a long operating history or may not be able to continue to supply the products or services we desire. In addition, because of the pace at which technological innovations occur in our industry, we may not be able to obtain access to the latest technology on reasonable terms. The termination or disruption in these relationships as a result of contractual disagreements, operational or financial failures on the part of our vendors, the imposition of tariffs, or other events that prevent vendors from providing the equipment or services we need, with the level of quality we require, in a timely manner, and at reasonable prices, could result in significant costs to us and have a negative effect on our ability to provide our products and services. It is also possible that, under some circumstances, we could be forced to switch to different key vendors. Because of the cost and time lag that can be associated with transitioning from one vendor to another, our business could be substantially disrupted if we were required to or chose to do so, especially if the replacement became necessary on short notice. As a result, our business, results of operations, and financial condition could be materially adversely affected.
Changes to trade policy, to the extent applicable to equipment we or our customers use, could adversely affect our business and results of operations.
We cannot predict future trade policy in the United States or other countries, nor the terms of any trade agreements, treaties or tariffs and their impact on our business. However, changes in United States and foreign trade policy, including the imposition of new or increased tariffs on foreign goods imported into the United States and used in our business, could subject us to additional risks. Among other effects, the imposition of tariffs may increase our operating costs, which could have an adverse effect on our business, financial condition, and results of operations.
Disruptions to our networks, infrastructure, and facilities could impair our operating activities and negatively impact our reputation and financial results.
Our network, infrastructure, and facilities are critical to our operating activities.
Events such as natural disasters, power outages, accidents, maintenance failures, telecommunications failures, degradation of plant assets, cyber attacks, terrorist attacks, and similar events pose risks of potentially significant service disruptions or possible shutdowns. While we have developed and maintain systems designed to prevent service disruptions and shutdowns, and we have developed system redundancy and disaster recovery plans designed to mitigate such network and system-related disruptions and to expeditiously recover from such events, these measures may be ineffective or inadequate and may not be sufficient for all eventualities.
Any of these events, if experienced by or directed at us or technologies or assets upon which we depend, could have adverse consequences on our network, infrastructure or facilities, as well as our customers and business, including degradation of service, service disruption, excessive call volume to call centers, and damage to our or our customers’ equipment and data. Large expenditures may be necessary to repair or replace damaged property, networks and system infrastructure following one of the identified or similar events or to protect property, networks and infrastructure from other events in the future. Moreover, the amount and scope of insurance that we maintain against losses resulting from any such events may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our business that may result. A significant shutdown or service disruption could result in damage to our reputation and credibility, customer dissatisfaction and ultimately a loss of customers or revenue. Any significant loss of customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition, and results of operations. Further, any of such events could lead to claims against us and could result in regulatory penalties, particularly if we encounter difficulties in restoring service to our customers on a timely basis or if the related losses are found to be the result of our practices or failures.
The combined effects of extreme weather and climate change may compound this risk. Portions of our geographic service areas have experienced one or more severe weather and storm events over the past several years. In September 2024, for example, the rain, wind, and flooding from Hurricane Helene impacted our Western North Carolina service area, resulting in power outages and service disruptions to customers as well as damage to our cable network in the area. Severe weather events and other natural disasters, including storms, floods, fires, tornadoes, rising sea levels, solar events, and electromagnetic events, could result in severe business disruptions, property damage, prolonged service disruption, significant decreases in revenues and earnings, or significant additional costs, reputational and regulatory consequences.
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
We are regularly the target of attempted cyber intrusions, including by means of hacking, phishing, denial of service attacks, and dissemination of computer viruses, ransomware and other malicious software. We are also targeted by unauthorized parties, including nation states, that seek to gain access to our systems or facilities and to our proprietary business information. Cyber attacks targeting companies like ours have become more frequent and damaging over time (including through the use of AI and machine learning). To the extent these cyber attacks are successful, our IT systems, networks, and infrastructure could face damage, disruptions, or shutdowns, and the personal information of our customers and employees could be misappropriated.
While we commit substantial resources to continuously monitor and further develop our network and infrastructure to detect, protect and address the risk of unauthorized access, misuse, computer viruses and other events, our security programs and measures do not prevent all intrusions. Further, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Due to the complexity and interconnectedness of our systems and those of our third-party vendors, the process of enhancing our protective measures can itself create a risk of systems disruptions and security issues.
Cyber intrusions require a significant amount of resources and time to address, and our incident response efforts may not be effective in all cases. If our efforts to protect our systems, networks and infrastructure are unsuccessful, or the security of information about our customers and employees is compromised, a significant data security breach may harm our ability to provide services to our customers or result in costly government enforcement actions, private litigation and negative publicity resulting in reputation or brand damage, and our financial condition and results of operations could suffer. For example, in November 2019, a phishing attack against employee email accounts resulted in the exposure of certain employees' email credentials and, as a result, the exposure of information in those accounts including personal information of current and former employees as well as some customers. We took measures to secure against these attacks and responded by notifying affected persons, relevant state and federal agencies and law enforcement agencies. While the November 2019 attack was contained both from an exposure and cost perspective, similar attacks could impose costs, liability, and reputational harm that could adversely affect our operations and financial results. While we maintain insurance for cyber incidents, due to policy terms, limits, and exclusions, it may not apply in all cases, and may not be adequate to cover all liabilities.

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
A portion of our workforce is represented by labor unions under established collective bargaining agreements. The terms of existing or new collective bargaining agreements can increase our expenses. Labor disruptions could adversely affect our business, financial condition, and results of operations.
As of December 31, 2025, approximately 380 of our employees were represented by either the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). We have existing collective bargaining agreements (each, a "CBA") with the CWA and IBEW, which cover the majority of the unionized employees in New York, New Jersey, and West Virginia, and which expire at various times between February 2026 through April 2027.
The collective bargaining agreements with the CWA and IBEW covering these groups of employees or any other agreements with unions may increase our expenses or affect our ability to implement operational changes. Increased unionization of our workforce and any labor disputes we experience could create disruption or have an adverse effect on our business, financial condition, and results of operations.
A significant amount of our book value consists of intangible assets that may not generate cash in the event of a voluntary or involuntary sale.
At December 31, 2025, we reported approximately $30.7 billion of consolidated total assets, of which approximately $20.3 billion were intangible. Intangible assets primarily included franchises from city and county governments to operate cable systems, goodwill, customer relationships, and trade names. While we believe the carrying values of our intangible assets are recoverable, we may not receive any cash in the event of a voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business. We urge our stockholders to read carefully the notes to our consolidated financial statements contained herein, which provide more detailed information about these intangible assets.
We have engaged and may in the future engage in acquisitions, dispositions and other strategic transactions and the integration of such acquisitions, the sales of assets and other strategic transactions could materially adversely affect our business, financial condition, and results of operations.
Our business has grown significantly as a result of acquisitions, which entail numerous risks including:
•distraction of our management team in identifying potential acquisition targets, conducting due diligence, and negotiating acquisition agreements;
•difficulties in integrating the operations, personnel, products, technologies, and systems of acquired businesses;
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
We also participate in competitive bidding processes, some of which may involve significant cable systems. We also may sell all or portions of the businesses we own, including cable systems or business units. If we engage in acquisitions, dispositions or other strategic transactions in the future, we may incur additional debt, contingent liabilities, and amortization expenses, which could materially adversely affect our business, financial condition, and results of operations. We could also issue substantial additional equity which could dilute existing stockholders.
If our acquisitions do not result in the anticipated operating efficiencies, are not effectively integrated, or result in costs which exceed our expectations, or if our dispositions fail to generate adequate consideration, result in contingent liabilities, adversely affect our ability to generate revenue or are disruptive to our other businesses, our business, financial condition, and results of operations could be materially adversely affected.
Significant unanticipated increases in the use of bandwidth-intensive Internet-based services could increase our costs.
The rising popularity of bandwidth-intensive Internet-based services poses risks for our broadband and wireless services. Examples of such services include gaming services, the delivery of video via streaming technology and by download and peer-to-peer file sharing services. If heavy usage of bandwidth-intensive broadband and wireless services grows beyond our current expectations or capacity, we may need to incur more expenses than currently anticipated to expand the bandwidth capacity of our systems or our customers could have a suboptimal experience when using our broadband or wireless services, which could adversely affect our business, reputation, financial condition, and results of operations. In order to provide quality services at attractive prices, we need the continued flexibility to develop and refine business models that respond to changing consumer uses and demands and to manage bandwidth usage efficiently. Our ability to undertake such actions could be restricted by regulatory and legislative efforts to impose so-called "net neutrality" requirements on broadband communication providers like us that provide broadband services. For more information, see "Business—Regulation—Broadband."
Our business depends on intellectual property rights and on not infringing on the intellectual property rights of others.
We rely on our patents, copyrights, trademarks, and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services. It is possible that our intellectual property rights are challenged or invalidated by third-party proceedings and may ultimately not be strong enough to provide meaningful commercial competitive advantage. Third parties have in the past, and may in the future, assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. These assertions have increased over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the rapid rate of issuance of new patents, we believe it is not always possible to determine with precision in advance whether a particular service, product or any of their components infringes or will infringe on the patent rights of others. Asserted claims and initiated litigation can include claims against us or our manufacturers, suppliers or customers, alleging infringement of their proprietary rights with respect to our existing or future products or services or components of those products or services. Our use or adoption of new and emerging technologies may also increase our exposure to intellectual property claims.
Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to modify our business, develop a non-infringing technology, cause us to be enjoined from use of certain intellectual property, use alternate technology or enter into license and royalty agreements. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable and the high cost of litigation, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third-party is successful, if we are required to indemnify a customer with respect to a claim against the customer, or if we fail to modify our business, develop non-infringing technology, use alternate technology or license the proprietary rights on commercially reasonable terms and conditions, our business, financial condition, and results of operations could be materially adversely affected.

We may be liable for the material that content providers distribute over our networks.
The law in most cases limits the liability of private network operators for information carried on, stored on or disseminated through their networks. However, these limitations on liability are subject to certain exceptions and the contours of those exceptions are not fully settled. Among other things, the limitation of copyright liability for network operators with respect to materials transmitted over their networks is conditioned upon the network operators’ terminating the accounts of repeat infringers in certain circumstances, and the law is unsettled as to the circumstances in which such termination is required to maintain the operator’s limitation of liability. As such, we could be exposed to legal claims relating to content disseminated on our networks or asserting that we are not eligible for statutory limitations on liability for network operators with respect to such content. Claims could involve matters such as defamation, invasion of privacy or copyright infringement. For example, we have been in active litigation on two recent cases relating to copyright infringement, one of which is ongoing and one of which has been settled. Each of the complaints were filed in the U.S. District Court for the Eastern District of Texas and alleged that certain of our Internet subscribers infringed the plaintiffs' copyrighted works. There can be no assurance as to the outcome of these types of litigation. We may incur significant costs in defending these or similar actions, and if we need to take measures to reduce our exposure to these risks or are required to pay damages in relation to, such claims or choose to settle such claims, our business, reputation, financial condition, and results of operations could be materially adversely affected. See "Note 17. Commitments and Contingencies—Legal Matters."
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
Impairment of the Altice brand or Mr. Drahi's reputation could adversely affect current and future customers' and other stakeholders' perception of Optimum Communications, which was formerly known as Altice USA.
Our ability to attract and retain customers depends, in part, upon the external perceptions of Optimum Communications, which in turn may be affected by the Altice brand and Mr. Drahi's reputation and the quality of Altice products outside the U.S. and corporate and management integrity due to our historic Altice brand affiliation. The broadband communications and video services industry is by its nature more prone to reputational risks than other industries. This has been compounded in recent years by the free flow of unverified information on the Internet and on social media. Impairment of, including any loss of goodwill or reputational advantages, the Altice brand or Mr. Drahi's reputation could adversely affect current and future customers', regulators', investors', and others' perception of Optimum Communications during and after its transition from the Altice USA affiliation to the Optimum brand.
Macroeconomic developments may adversely affect our business.
Our performance is subject to global economic conditions and the related impact on consumer spending levels. Continued uncertainty about global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, unemployment, negative financial news and declines in income or asset values, which could have a material negative effect on demand for our products and services. As our business depends on consumer discretionary spending, our results of operations are sensitive to changes in macroeconomic conditions. Our customers may have less money for discretionary purchases as a result of inflation, job losses, foreclosures, bankruptcies, increased fuel and energy costs, higher interest rates, higher taxes, reduced access to credit and lower home values. These and other economic factors could adversely affect demand for our products, which in turn could adversely affect our financial condition and results of operations.

Online piracy of entertainment and media content could result in reduced revenues and increased expenditures which could materially harm our business, financial condition, and results of operations.
Online entertainment and media content piracy is extensive in many parts of the world and is made easier by technological advances. This trend facilitates the creation, transmission and sharing of high-quality unauthorized copies of entertainment and media content. The proliferation of unauthorized copies of this content will likely continue, and if it does, could have an adverse effect on our business, financial condition, and results of operations because these products could reduce the demand for and revenue we receive from our products. Additionally, in order to contain this problem, we may have to implement elaborate and costly security and antipiracy measures, which could result in significant expenses and losses of revenue. There can be no assurance that even the highest levels of security and anti-piracy measures will prevent piracy.
Risk Factors Relating to Regulatory and Legislative Matters
Our business is subject to extensive governmental legislation and regulation, which could adversely affect our business, increase our operational and administrative expenses and limit our revenues.
Regulation of the cable, telephone, mobile and broadband industries imposes operational and administrative expenses and limits their revenues. We operate in all of these industries and are therefore subject to, among other things:
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
•rules, regulations, and regulatory policies relating to the provision of broadband service, including requirements to participate in programs offering reduced broadband prices to low-income households and "net neutrality" requirements;
•rules, regulations, and regulatory policies relating to the provision of telephony services; and
•rules, regulations, and regulatory policies relating to licensed mobile network operators, wholesale access to mobile networks by resellers or MVNOs, and regulation of the prices, terms, or service provided by mobile operators.
Many aspects of these regulations are currently the subject of judicial proceedings and administrative or legislative proposals. There are also efforts to amend or expand the federal, state and local regulation of some of our cable systems, which may compound the regulatory risks we already face, and proposals that might make it easier for our employees to unionize. The Permanent Internet Tax Freedom Act prohibits many taxes on Internet access service and the FCC has issued orders affirming that states and localities may not exercise their franchising authority to regulate our non-cable services, but certain states and localities are considering new taxes and fees on our provision of cable, broadband and telecommunications taxes that could increase operating expenses. Certain states are also considering adopting energy efficiency regulations governing the operation of equipment that we use, which could constrain innovation. Congress periodically considers whether to rewrite the entire Communications Act, or to adopt more focused changes to that Act, to account for changes in the communications marketplace. Congress has in the past considered, and continues to consider, additional regulations on cable providers and ISPs to address specific consumer or customer issues. In response to recent data breaches and increasing concerns regarding the protection of consumers' personal information, Congress, states and regulatory agencies are considering the adoption of new privacy and data security laws and regulations that could result in additional privacy, as well as network and information security, requirements for our business. These new laws, as well as existing legal and regulatory obligations, could require significant expenditures.
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
Our cable systems generally operate pursuant to franchises, permits, and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way. Some franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. Franchises are generally granted for fixed terms and must be periodically renewed. Franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. In some instances, local franchises have not been renewed at expiration, and we have operated and are operating under either temporary operating agreements or without a franchise while negotiating renewal terms with the local franchising authorities.
As of December 31, 2025, our largest franchise, New York City, comprising approximately 255 thousand video customers was expired. We are currently lawfully operating in this franchise area under temporary authority recognized by the State of New York. In addition, Lightpath holds a franchise from New York City that expired on December 20, 2008 and the renewal process is pending. We believe New York City is treating the expiration date of this franchise as extended until a formal determination on renewal is made, but there can be no assurance that we will be successful in renewing this franchise on anticipated terms or at all. We expect to renew or continue to operate under all or substantially all of our franchises.
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
Cable systems are operated under non-exclusive franchises historically granted by local authorities. More than one cable system may legally be built in the same area, which is referred to as an overbuild. It is possible that a franchising authority might grant a second franchise to another cable operator and that such franchise might contain terms and conditions more favorable than those afforded to us. Although entry into the cable industry involves significant cost barriers and risks, well-financed businesses from outside the cable industry, such as online service providers or public utilities that already possess fiber optic and other transmission lines in the areas they serve, may over time become competitors. In addition, there are a few cities that have constructed their own cable systems, in a manner similar to city-provided utility services and private cable companies not affiliated with established local exchange carriers have also demonstrated an interest in constructing overbuilds. We believe that for any potential competitor to be successful, such competitor's overbuild would need to be able to serve the homes and businesses in the overbuilt area with equal or better service quality, on a more cost-effective basis than we can.

In some cases, local government entities and municipal utilities may legally compete with us without securing a local franchise or on more favorable franchise terms. Federal legislative and regulatory proposals have sought to facilitate the ability of municipalities to construct and deploy broadband facilities that could compete with our cable systems, and in recent years, state and local governments have received substantial federal broadband subsidies that can be used to construct and operate such networks in areas of the Optimum Communications' footprint where broadband speeds of at least 100/20 Mbps are not offered, or in areas adjacent thereto. In addition, certain telephone companies, wholesale infrastructure providers and competitive broadband providers have obtained or are seeking authority to operate in communities through a local franchise or other form of right-of-way authority. As a result, competing operators may build systems in areas in which we hold franchises. The FCC has adopted rules that streamline entry for new competitors (including those affiliated with telephone companies) and reduce franchising burdens for these new entrants. The FCC subsequently extended more modest relief to incumbent cable operators like Optimum Communications, affirming that the Communications Act bars states and localities from exercising their cable franchising authority to regulate cable operators’ non-cable services, and subjecting certain fees for access to the right-of-way and certain in-kind payments obligations to the statutory cap on franchise fees. The FCC’s order was challenged by several municipalities and substantially upheld by the U.S. Sixth Circuit Court of Appeals on appeal, although the court curtailed the relief related to in-kind contributions. Some municipalities have asked the FCC to reopen consideration of these issues.
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
The cable industry has operated under a federal rate regulation regime for more than three decades. Currently, rate regulation by franchising authorities is strictly limited to the basic service tier and associated equipment and installation activities. A franchising authority that wishes to regulate basic cable service offered by a particular cable system must certify and demonstrate that the cable system is not subject to "effective competition" as defined by federal law. Our franchise authorities have not certified to exercise this limited rate regulation authority. If any of our local franchising authorities obtain certification to regulate rates, they would have the power to reduce rates and order refunds on the rates charged for basic service and equipment, which could reduce our revenues. The FCC and Congress also continue to be concerned that cable rate increases are exceeding inflation. It is possible that either the FCC or Congress will adopt more extensive rate regulation for our video services or regulate our other services, such as broadband and telephony services, which could impede our ability to raise rates, or require rate reductions. Recent FCC price regulation initiatives are described in Regulation—Cable Television—Pricing and Packaging. To the extent we are unable to raise our rates in response to increasing costs, or are required to reduce our rates, our business, financial condition, results of operations, and liquidity will be materially adversely affected. There has been legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an à la carte basis. It is possible that new marketing restrictions could be adopted in the future. These restrictions could affect how we provide, and limit, customer equipment used in connection with our services and how we provide access to video programming beyond conventional cable delivery. A number of state and local regulatory authorities have imposed or seek to impose price- or price-related regulation that we believe is inconsistent with FCC direction, and these efforts, if successful, will diminish the benefits of deregulation and hamper our ability to compete with our largely unregulated competitors. We brought a challenge in federal and state court against one such attempt to regulate our pricing by the New Jersey Board of Public Utilities, but that regulation was upheld by the New Jersey Supreme Court.
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
Cable operators also face significant regulation affecting the carriage of broadcast and other programming channels. We can be required to devote substantial capacity to the carriage of programming that we might not otherwise carry voluntarily, including certain local broadcast signals; local public, educational and governmental access programming; and unaffiliated, commercial leased access programming (channel capacity designated for use by programmers unaffiliated with the cable operator). Regulatory changes in this area could disrupt existing programming commitments and contracts, interfere with our preferred use of limited channel capacity and limit our ability to offer services that would maximize our revenue potential. It is possible that other legal restraints will be adopted limiting our discretion over programming decisions. Broadcast consolidation could give broadcasters greater leverage in carriage negotiations with us, potentially increasing the carriage fees we pay them. The FCC is considering several changes to broadcast ownership rules that could increase consolidation. Recent FCC broadcast ownership initiatives are described in “Business—Regulation—Cable Television— Ownership Limitations.”
Increasing regulation of our Internet-based products and services could adversely affect our ability to provide new products and services.
On February 26, 2015, the FCC adopted a new "net neutrality" or Open Internet order (the "2015 Order") that: (1) reclassified broadband Internet access service from an information service to a Title II common carrier service, (2) applied certain existing Title II provisions and associated regulations; (3) forbore from applying a range of other existing Title II provisions and associated regulations, but to varying degrees indicated that this forbearance may be only temporary and (4) issued new rules expanding disclosure requirements and prohibiting blocking, throttling, paid prioritization and unreasonable interference with the ability of end users and edge providers to reach each other. The 2015 Order also subjected broadband providers' Internet traffic exchange rates and practices to potential FCC oversight and created a mechanism for third parties to file complaints regarding these matters. The 2015 Order could have had a material adverse impact on our business by limiting our ability to efficiently manage our cable systems and respond to operational and competitive challenges. In December 2017, the FCC adopted an order (the "2017 Order") that in large part reverses the 2015 Order and reestablishes the "information service" classification for broadband services. The 2017 Order was affirmed in part on appeal in October 2019 insofar as it classified broadband Internet access services as information services subject to lesser federal regulation. However, the 2017 Order was also vacated in part on appeal insofar as it preempted states from subjecting broadband Internet access services to any requirements more stringent than the federal requirements. As a result, the precise extent to which state rules may impose such requirements on broadband Internet access service providers, as well as other regulations that differ from federal requirements, is not fully settled. A number of states, including California and New York, have adopted legislation and executive orders that apply "net neutrality" rules to ISPs. The California legislation took effect in March 2021, and was upheld in 2022 by the Ninth Circuit Court of Appeals against a challenge by internet service providers. New York has in place an executive order that requires entities contracting with state agencies to commit to and certify compliance with net neutrality principles across the market. In 2024 the FCC reclassified broadband service as a common carrier telecommunications service and reinstituted net neutrality rules substantially similar to those in the 2015 Order. The 2024 Order was stayed and, in 2025, vacated by the U.S. Sixth Circuit Court of Appeals. The Sixth Circuit denied a request for en banc rehearing, and that decision was not appealed. New York and New Jersey each have in place an executive order that requires entities contracting with state agencies to commit to and certify compliance with net neutrality principles across the market. These state net neutrality requirements currently remain in place notwithstanding the court decision overturning the FCC’s net neutrality rules. In the wake of the Sixth Circuit decision, Congress may consider legislation codifying some form of “net neutrality” rules. The FCC or Congress could also address the extent to which states may also impose such rules or otherwise regulate broadband service. While neither the FCC nor states currently regulate the price for broadband services generally, the state of

New York enacted legislation that would regulate the price and terms for the broadband service offered to low-income households. This law was enjoined by a New York federal court, but the injunction was vacated on appeal and the Supreme Court has declined to hear an appeal. In 2025, the State of Connecticut also enacted legislation, which goes into effect in 2026, requiring certain broadband internet service providers to offer broadband service to low-income households at reduced rates.
In 2025, Congress enacted legislation extending the FCC’s authority to hold spectrum auctions until 2034, and directing the FCC to auction at least 500 megahertz of spectrum by 2033. The additional spectrum made available by this auction could also be won by mobile carriers and others who use it to provide fixed wireless broadband service in competition with our wired broadband.
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
We may be materially adversely affected by regulatory, legal, and economic changes relating to our physical plant.
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
We may be adversely affected if other parties are able to receive government subsidies to overbuild our plant, or if subsidies we receive to construct facilities or support low-income subscribers run out.
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
We intend to retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of Class A common stock and shares of Class B common stock will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants contained in the agreements governing our existing indebtedness and may be limited by covenants contained in any future indebtedness we or our subsidiaries incur. As a result, our stockholders may not receive any return on an investment in our Class A common stock or Class B common stock unless our stockholders sell our Class A common stock or Class B common stock.
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
As of December 31, 2025, we had a total of 287.4 million shares of Class A common stock outstanding and 183.0 million shares of Class B common stock outstanding.

Any shares held by our affiliates, as that term is defined under Rule 144 ("Rule 144") of the Securities Act of 1933, as amended (the "Securities Act"), including Next Alt and its affiliates, may be sold only in compliance with certain limitations.
Pursuant to a stockholders and registration rights agreement between us, Next Alt, Altice N.V., and certain former shareholders, the Altice parties thereto have the right, subject to certain conditions, to require us to register the sale of their shares of our Class A common stock, or shares of Class A common stock issuable upon conversion of shares of our Class B common stock, under the Securities Act. Registration of any of these outstanding shares of capital stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement, except for shares received by individuals who are our affiliates.
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
The tri-class structure of Optimum Communications common stock has the effect of concentrating voting control with Next Alt. This will limit or preclude our stockholders' ability to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. Shares of Class B common stock will not automatically convert to shares of Class A common stock upon transfer to a third-party.
Each share of Class B common stock is entitled to twenty-five votes per share and each share of Class A common stock is entitled to one vote per share. If we issue any shares of Class C common stock, they will be non-voting.
Because of the twenty-five-to-one voting ratio between our Class B common stock and Class A common stock, a majority of the combined voting power of our capital stock is controlled by Next Alt. This allows Next Alt to control all matters submitted to our stockholders for approval until such date as Next Alt ceases to own, or to have the right to vote, shares of our capital stock representing a majority of the outstanding votes. This concentrated control will limit or preclude our stockholders' ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. The disparate voting rights of Optimum Communications common stock may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that our stockholders may feel are in their best interest as one of our stockholders.
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
As of February 6, 2026, Next Alt and other entities controlled by Patrick Drahi own or have the right to vote approximately 40% of our issued and outstanding Class A and Class B common stock, which represents approximately 94% of the voting power of our outstanding capital stock. So long as Next Alt continues to control a majority of the voting power of our capital stock, Next Alt and, through his control of Next Alt, Mr. Drahi, will be able to significantly influence the composition of our Board of Directors and thereby influence our policies and operations, including the appointment of management, future issuances of Optimum Communications common stock or other securities, the payment of dividends, if any, on Optimum Communications common stock, the incurrence or modification of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the entering into extraordinary transactions, and their interests may not in all cases be aligned with our stockholders' interests. In addition, Next Alt may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment or improve its financial condition, even though such transactions might involve risks to our stockholders. For example, Next Alt could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets.
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
If conflicts arise between us and Next Alt, these conflicts could be resolved in a manner that is unfavorable to us and as a result, our business, financial condition, and results of operations could be materially adversely affected. In addition, if Next Alt ceases to control us, our business, financial condition, and results of operations could be adversely affected.
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
Holders of a single class of Optimum Communications common stock may not have any remedies if an action by our directors has an adverse effect on only that class of Optimum Communications common stock.
Under Delaware law, the board of directors has a duty to act with due care and in the best interests of all of our stockholders, including the holders of all classes of Optimum Communications common stock. Principles of Delaware law established in cases involving differing treatment of multiple classes of stock provide that a board of directors owes an equal duty to all common stockholders regardless of class and does not have separate or additional duties to any group of stockholders. As a result, in some circumstances, our Board of Directors may be required to make a decision that could be viewed as adverse to the holders of one class of Optimum Communications common stock. Under the principles of Delaware law and the business judgment rule, holders may not be able to successfully challenge decisions that they believe have a disparate impact upon the holders of one class of our stock if our Board of Directors is disinterested and independent with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith and in the honest belief that the board is acting in the best interest of all of our stockholders.
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
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state or federal court located in the State of Delaware) is the exclusive forum for: (i) any derivative action or proceeding brought in our name or on our behalf; (ii) any action asserting a breach of fiduciary duty; (iii) any action asserting a claim against us arising under the General Corporation Law of the State of Delaware; (iv) any action regarding our amended and restated certificate of incorporation or our amended and restated bylaws; or (v) any action asserting a claim against us that is governed by the internal affairs doctrine. Our amended and restated bylaws permit our Board of Directors to approve the selection of an alternative forum. Unless waived, this exclusive forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other stockholders, which may discourage such lawsuits against us and our directors, officers and other stockholders. Alternatively, if a court were to find this provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition, and results of operations.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Safeguarding the security and integrity of our systems, networks, and data is an important element of our business activities. We continually invest in the development and implementation of various cybersecurity programs and processes that are designed to assess, identify and manage material risks from cybersecurity threats and to address the constantly evolving cybersecurity landscape.
Our cybersecurity program utilizes various risk mitigation techniques to manage cybersecurity risk, including network segmentation, deployment of detection tools, and monitoring compliance with security standards. We conduct cybersecurity risk assessments (including in connection with our annual business risk assessment), penetration tests, purple team exercises and data restoration testing and reviews through both internal subject matter experts and with the support of third parties to identify threats and vulnerabilities that could adversely impact our business operations. We also attempt to assess the cybersecurity risk profile of, and threats related to, our business partners, vendors, and service providers through various methods including the use of attestations and certifications of their security practices. In the normal course, we engage assessors, consultants, and other third parties to assist in various cyber-related matters. The underlying controls of our cybersecurity program utilize recognized practices and standards for cybersecurity and information technology security, including the National Institute of Standards and Technology Cybersecurity Framework ("NIST Framework"). The risk-based approach of the NIST Framework enables us to design and implement cybersecurity programs that are specific to our network architectures, customer environments and institutional resources.
Our senior management team oversees our cybersecurity strategy and has the overall responsibility for assessing and managing our exposure to cybersecurity risk, with the audit committee of the board of directors providing board level oversight of the activities conducted by management to monitor and mitigate cybersecurity risks. Our corporate information security organization, led by our Chief Information Security Officer ("CISO"), develops and directs our information security strategy and policy, security engineering, operations and cyber threat detection and response. Our CISO has 24 years of experience in cybersecurity and 18 years in cybersecurity management, received a Bachelor of Science in Management Information Systems and a Master of Business Administration from Rochester Institute of Technology, and is a Certified Information Systems Security Professional. Cybersecurity strategy and updates are reviewed by our executive leadership team on a periodic basis and are presented to other internal committees. The audit committee receives a regularly scheduled report on cybersecurity matters and related risk exposure from our CISO. When covered during an audit committee meeting, the chair of the audit committee reports on its discussion to the full board.
We have experienced, and will continue to experience, cyber incidents in the normal course of our business. Notwithstanding the approach we take to cybersecurity risk management, we may not be successful in preventing or mitigating a cybersecurity incident that could have a significant adverse impact on our business and reputation. See “Risk Factors” above for additional information on risks related our business, including from risks related to cyber attacks, data security incidents, information and system breaches and technology disruptions and failures. As of the date of this report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.
Item 2.    Properties
Our headquarters are located in Long Island City, New York, where we currently lease office space pursuant to a lease agreement which will expire in 2032. We have the option to extend this lease through 2037. We also own a building located in Bethpage, New York, where we maintain administrative offices. In addition, we own or lease real estate throughout our operating areas where certain of our call centers, corporate facilities, business offices, retail stores, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, access studios and microwave receiving antennae are located.
Our principal physical assets consist of cable operating plant and equipment, including signal receiving, encoding and decoding devices, headend facilities, fiber optic transport networks, coaxial and distribution systems and equipment at or near customers' homes or places of business for each of the systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headend facilities are located near the receiving devices. Our distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Customer premise equipment consists of set-top devices, cable modems, Internet routers, wireless devices, and media terminal adapters for telephone. Our retail stores, which are branded Optimum, are utilized primarily for the purpose of providing assistance to and for the distribution of customer premise equipment, including mobile service. Our cable plant and related equipment generally are attached to utility poles under pole rental agreements with local public utilities; although in some areas the distribution cable is buried in underground ducts or directly in trenches. The physical components of the cable systems require maintenance and periodic upgrading to improve system performance and capacity. In addition, we operate a network operations center that monitors our network 24 hours a day, seven days a week, helping to ensure a high quality of service and reliability for both our residential and commercial customers. We own most of our service vehicles.
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

PART II
Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Optimum Communications Class A common stock is listed for trading on the NYSE under the symbol "OPTU." Optimum Communications Class B common stock is not listed for trading on any stock exchange. Prior to November 19, 2025, our Class A common stock was traded on the NYSE under the ticker symbol "ATUS".
As of February 6, 2026, there were seven holders of record of Optimum Communications Class A common stock and two holders of record of ATUS Class B common stock.
Stockholder Dividends and Distributions
We may pay dividends on our capital stock only from net profits and surplus as determined under Delaware law.  If dividends are paid on the Optimum Communications common stock, holders of the Optimum Communications Class A common stock and Optimum Communications Class B common stock are entitled to receive dividends, and other distributions in cash, stock or property, equally on a per share basis, except that, subject to certain exceptions, stock dividends with respect to Optimum Communications Class A common stock may be paid only with shares of Optimum Communications Class A common stock and stock dividends with respect to Optimum Communications Class B common stock may be paid only with shares of Optimum Communications Class B common stock.
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
Unregistered Sales of Equity Securities and Use of Proceeds
None.

Optimum Communications Stock Performance Graph
The graph below compares the performance of our Class A common stock with the performance of the S&P 500 Index and a Peer Group Index by measuring the changes in our Class A common stock prices from December 31, 2020 through December 31, 2025. Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, we have created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC. The Peer Group Index is made up of companies that deliver broadband, video, telephony, and mobile services as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which we are engaged and some of the companies included in the Peer Group Index also engage in lines of business in which we do not participate. Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from ours. The common stocks of the following companies have been included in the Peer Group Index: AT&T, Charter, Comcast, Echostar (which replaced DISH due to the merger of the two companies in January 2024), Frontier (included through December 31, 2025 due to its merger with Verizon in January 2026), Lumen, T-Mobile, and Verizon. The graph assumes $100 was invested on December 31, 2020 in our Class A common stock and in each of the following indices and reflects reinvestment of dividends and market capitalization weighting.

Optimum Communications, Inc
Peer Group Index
S&P 500
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$-
DEC-20
DEC-21
DEC-22
DEC-23
DEC-24
DEC-25

	Dec. 31, 2020	Dec. 31, 2021	Dec. 31, 2022	Dec. 31, 2023	Dec. 31, 2024	Dec. 31, 2025
Optimum Communications CLASS A	$100.00	$42.73	$12.15	$8.58	$6.36	$6.36
S&P 500 Index	$100.00	$126.89	$102.22	$126.99	$156.59	$182.25
Peer Group Index	$100.00	$94.70	$81.20	$89.87	$106.42	$106.17

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
All dollar amounts, except per customer and per share data, included in the following discussion, are presented in thousands.
This Annual Report contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Act of 1934, as amended.  In this Form 10-K there are statements concerning our future operating results and future financial performance. Words such as "expects", "anticipates", "believes", "estimates", "may", "will", "should", "could", "potential", "continue", "intends", "plans," and similar words and terms used in the discussion of future operating results, future financial performance, and future events identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors.
We operate in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, technological, political and social conditions. Various factors could adversely affect our operations, business or financial results in the future and cause our actual results to differ materially from those contained in the forward-looking statements. In addition, important factors that could cause our actual results to differ materially from those in our forward-looking statements include:
•competition for broadband, video, and telephony customers from existing competitors (such as broadband communications companies, DBS providers, wireless data and telephony providers and Internet-based providers) and new fiber-based competitors entering our footprint;
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
•adverse changes in the credit market and availability of capital to refinance or repay future debt obligations;
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
•technical failures, equipment defects, physical or electronic break-ins to our services, computer viruses, and similar problems;
•cybersecurity incidents as a result of hacking, phishing, denial of service attacks, dissemination of computer viruses, ransomware and other malicious software, misappropriation of data, and other malicious attempts;

•disruptions to our networks, infrastructure, and facilities as a result of natural disasters, power outages, accidents, maintenance failures, telecommunications failures, degradation of plant assets, terrorist attacks, and similar events;
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
Organization of Information
Management’s Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying financial statements and accompanying notes thereto. It includes the following sections:
•Our Business
•Key Factors Impacting Operating Results and Financial Condition
•Consolidated Results of Operations
•Non-GAAP Financial Measures
•Reconciliation of CSC Holdings Results of Operations to Optimum Communications' Results of Operations
•CSC Holdings Restricted Group Financial Information
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
In this Item 7, we discuss the results of operations for the years ended December 31, 2025 and 2024 and comparisons of the 2025 results to the 2024 results. Discussions of the results of operations for the year ended December 31, 2024 and comparisons of the 2024 results to the 2023 results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed on February 13, 2025.
Our Business
We principally provide broadband communications and video services in the United States and market our services under the Optimum brand. We deliver broadband, video, telephony, and mobile services to approximately 4.3 million residential and business customers across our footprint. Our footprint extends across 21 states (primarily in the New York metropolitan area and various markets in the south-central United States) through a fiber-rich HFC broadband network and a FTTH network with approximately 10.0 million total passings as of December 31, 2025. Additionally, we offer news programming and advertising services.
Key Factors Impacting Operating Results and Financial Condition
Our future performance is dependent, to a large extent, on the impact of direct competition, general economic conditions (including capital and credit market conditions), our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers. For more information, see "Risk Factors" and "Business—Competition" included herein.
We derive revenue principally through monthly charges to residential customers of our broadband, video, telephony, and mobile services. Our residential broadband, video, telephony, and mobile services accounted for approximately 41%, 30%, 3%, and 2% respectively, of our consolidated revenue for the year ended December 31, 2025. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and SMB customers, including broadband, telephony, networking, video, and mobile services. For the year ended December 31, 2025, 17% of our consolidated revenue was derived from these business services. In addition, we derive revenue from the sale of advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), digital advertising, data analytics and affiliation fees for news programming, which accounted for approximately 5% of our consolidated revenue for the year ended December 31, 2025. Our other revenue for the year ended December 31, 2025, primarily includes mobile equipment revenue, accounted for approximately 1% of our consolidated revenue.
Revenue is impacted by rate increases, changes in promotional offerings, changes in the number of customers that subscribe to our services, including additional services sold to our existing customers, programming package changes by our video customers, speed tier changes by our broadband customers, acquisitions/dispositions and construction of cable systems that result in the addition of new customers. Additionally, the allocation of revenue between the residential offerings is impacted by changes in the standalone selling price of each performance obligation within our promotional bundled offers.
We operate in a highly competitive, consumer-driven industry and we compete against a variety of broadband, video, mobile, fixed wireless broadband and fixed-line telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, fiber-based service providers, satellite-based connectivity providers, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. Emerging satellite broadband providers are beginning to offer high-speed connectivity in certain geographies that can compete with traditional broadband, although their overall presence in our footprint remains limited. Our competitors include Verizon Communications Inc. (including former Frontier Communications Parent, Inc. operations), AT&T Inc., T-Mobile US, Inc., Charter Communications, Inc., Comcast Corporation, and emerging satellite-based broadband providers, as well as DirecTV, DISH Network (a wholly-owned subsidiary of EchoStar Corporation), Lumen Technologies, Inc.'s consumer brands, including CenturyLink and Quantum Fiber, and other providers. Consumers' selection of an alternate source of service, whether due to economic constraints, technological advances, or preference, negatively impacts the demand for our services. For more information on our competitive landscape, see "Risk Factors" and "Business—Competition" included herein.
Our programming costs, which are the most significant component of our operating expenses, are impacted by changes in contractual rates, changes in the number of customers receiving certain programming services, new channel launches, and channel drops. We expect contractual rates to increase in the future. See "—Results of Operations" below for more information regarding the key factors impacting our revenues and operating expenses.
Historically, we have made substantial investments in our network and the development of new and innovative products and other service offerings for our customers as a way of differentiating ourselves from our competitors and we expect to do so in the future. Our ongoing FTTH network build has enabled us to deliver multi-gig broadband speeds to FTTH customers in order to meet the growing data needs of residential and business customers. Additionally, we are investing in our HFC network which includes a multi-gig network upgrade plan through targeted mid-split upgrades. Finally, we offer a full service mobile offering to consumers across our footprint. We may incur greater than anticipated capital expenditures in connection with these initiatives, fail to realize anticipated benefits, experience delays and business disruptions, or encounter other challenges to executing them as planned. See "—Liquidity and Capital Resources—Capital Expenditures" for additional information regarding our capital expenditures.

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
We believe Adjusted EBITDA is an appropriate measure for evaluating our operating performance. Adjusted EBITDA and similar measures with similar titles are common performance measures used by investors, analysts and peers to compare performance in our industry. Internally, we use revenue and Adjusted EBITDA measures as important indicators of our business performance and evaluate management’s effectiveness with specific reference to these indicators. We believe Adjusted EBITDA provides management and investors a useful measure for period-to-period comparisons of our core business and operating results by excluding items that are not comparable across reporting periods or that do not otherwise relate to our ongoing operating results. Adjusted EBITDA should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss) and other measures of performance presented in accordance with U.S. generally accepted accounting principles ("GAAP"). Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies.
We also use Free Cash Flow (defined as net cash flows from operating activities less cash capital expenditures) as a liquidity measure. We believe this measure is useful to investors in evaluating our ability to service our debt and make continuing investments with internally generated funds, although it may not be directly comparable to similar measures reported by other companies.

Results of Operations - Optimum Communications

	Years Ended December 31,		Favorable (Unfavorable)
	2025	2024
Revenue:
Broadband	$3,542,230	$3,645,460	$(103,230)
Video	2,590,790	2,896,600	(305,810)
Telephony	253,677	277,938	(24,261)
Mobile	164,568	117,084	47,484
Residential revenue	6,551,265	6,937,082	(385,817)
Business services and wholesale	1,489,061	1,471,764	17,297
News and advertising	471,800	486,172	(14,372)
Other	78,341	59,399	18,942
Total revenue	8,590,467	8,954,417	(363,950)
Operating expenses:
Programming and other direct costs	2,637,181	2,896,570	259,389
Other operating expenses	2,681,740	2,711,828	30,088
Restructuring, impairments and other operating items	1,687,130	23,696	(1,663,434)
Depreciation and amortization	1,696,974	1,642,231	(54,743)
Operating income	(112,558)	1,680,092	(1,792,650)
Other income (expense):
Interest expense, net	(1,791,462)	(1,763,166)	(28,296)
Gain on investments and sale of affiliate interests	5	670	(665)
Gain on interest rate swap contracts, net	613	18,632	(18,019)
Loss on extinguishment of debt and write-off of deferred financing costs	(23,502)	(12,901)	(10,601)
Other expense, net	(3,051)	(5,675)	2,624
Loss before income taxes	(1,929,955)	(82,348)	(1,847,607)
Income tax benefit	96,908	4,071	92,837
Net loss	(1,833,047)	(78,277)	(1,754,770)
Net income attributable to noncontrolling interests	(35,977)	(24,641)	(11,336)
Net loss attributable to Optimum Communications stockholders	$(1,869,024)	$(102,918)	$(1,766,106)

The following is a reconciliation of net loss to Adjusted EBITDA (unaudited):

	Years Ended December 31,
	2025	2024
Net loss	$(1,833,047)	$(78,277)
Income tax benefit	(96,908)	(4,071)
Other expense, net	3,051	5,675
Gain on interest rate swap contracts, net	(613)	(18,632)
Gain on investments and sale of affiliate interests	(5)	(670)
Loss on extinguishment of debt and write-off of deferred financing costs	23,502	12,901
Interest expense, net	1,791,462	1,763,166
Depreciation and amortization	1,696,974	1,642,231
Restructuring, impairments and other operating items	1,687,130	23,696
Share-based compensation	64,087	67,162
Adjusted EBITDA	$3,335,633	$3,413,181

The following is a reconciliation of net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Years Ended December 31,
	2025	2024
Net cash flows from operating activities	$1,228,457	$1,582,401
Less: Capital expenditures (cash)	1,347,294	1,433,013
Free Cash Flow (Deficit)	$(118,837)	$149,388
The following table sets forth certain customer metrics (unaudited):

	December 31,		Increase (Decrease)
	2025	2024

	(in thousands)
Total passings (a)	10,008.2	9,830.8	177.3
Total customer relationships (b)	4,333.6	4,550.3	(216.6)
Residential	3,963.8	4,173.7	(209.9)
SMB	369.9	376.6	(6.7)
Residential customers:
Broadband	3,811.4	3,999.9	(188.4)
Video	1,628.4	1,880.1	(251.7)
Telephony	1,041.6	1,269.2	(227.7)
Penetration of total passings (c)	43.3%	46.3%	(3.0)%
Average revenue per user ("ARPU") (d)	$134.49	$133.95	$0.54
SMB customers:
Broadband	342.0	346.1	(4.1)
Video	72.6	81.0	(8.5)
Telephony	182.5	194.5	(12.0)
Total mobile lines (e)	622.5	459.6	162.9
FTTH total passings (f)	3,096.0	2,961.8	134.2
FTTH customer relationships (g)	715.9	538.2	177.8
FTTH Residential	694.8	523.4	171.3
FTTH SMB	21.2	14.7	6.4
Penetration of FTTH total passings (h)	23.1%	18.2%	5.0%

(a)Represents the estimated number of single residence homes, apartments, and condominium units passed by our HFC and FTTH network in areas serviceable without further extending the transmission lines. In addition, it includes commercial establishments that have connected to our HFC and FTTH network. Broadband services were not available to approximately 26 thousand passings and telephony services were not available to approximately 460 thousand passings.
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
(d)Calculated by dividing the average monthly revenue for the respective quarter (fourth quarter for annual periods) derived from the sale of broadband, video, telephony, and mobile services to residential customers by the average number of total residential customers for the same period (excluding mobile-only customer relationships).
(e)Mobile lines represent the number of residential and business customers’ wireless connections, which include mobile phone handsets, and other mobile wireless connected devices. An individual customer relationship may have multiple mobile lines. The 2025 and 2024 ending lines include approximately 17.6 thousand and 4.4 thousand lines related to business customers, respectively. The service revenue related to these business customers is reflected in business services and wholesale in the table above.
(f)Represents the estimated number of single residence homes, apartments, and condominium units passed by the FTTH network in areas serviceable without further extending the transmission lines. In addition, it includes commercial establishments that have connected to our FTTH network.
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

Comparison of Results for the Year Ended December 31, 2025 to Results for the Year Ended December 31, 2024
Broadband Revenue
Broadband revenue for the years ended December 31, 2025 and 2024 was $3,542,230 and $3,645,460, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Broadband revenue decreased $103,230 (3%) for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was due primarily to decreases in broadband customers, partially offset by higher average recurring broadband revenue per broadband subscriber, primarily driven by certain rate increases.
Video Revenue
Video revenue for the years ended December 31, 2025 and 2024 was $2,590,790 and $2,896,600, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Video revenue decreased $305,810 (11%) for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was due primarily to a decline in video customers, partially offset by higher average recurring video revenue per video customer, primarily driven by certain rate increases. In addition, customer credits attributable to the temporary interruption of certain video programming also contributed to the year-over-year decline.
Telephony Revenue
Telephony revenue for the years ended December 31, 2025 and 2024 was $253,677 and $277,938, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Telephony revenue decreased $24,261 (9%) for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was due to a decline in telephony customers, partially offset by higher average recurring telephony revenue per telephony customer.
Mobile Service Revenue
Mobile service revenue for the years ended December 31, 2025 and 2024 was $164,568 and $117,084, respectively. The increase of $47,484 (41%) was primarily due to an increase in mobile lines, as well as an increase in certain fees during the year ended December 31, 2025.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the years ended December 31, 2025 and 2024 was $1,489,061 and $1,471,764, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber-based telecommunications services to the business market, and the sale of broadband, video, telephony, and mobile services to SMB customers.
Business services and wholesale revenue increased $17,297 (1%) for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to increases in ethernet and indefeasible right of use revenue from our Lightpath business, partially offset by a decrease in wholesale revenue and a decrease in SMB customers.
News and Advertising Revenue
News and advertising revenue for the years ended December 31, 2025 and 2024 was $471,800 and $486,172, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), (ii) digital advertising, (iii) data analytics, and (iv) affiliation fees for news programming.
News and advertising revenue decreased $14,372 (3%) for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to a decrease in political advertising revenue, partially offset by an increase in revenue associated with an acquisition in the third quarter of 2024.
Other Revenue
Other revenue for the years ended December 31, 2025 and 2024 was $78,341 and $59,399, respectively. Other revenue includes revenue from sales of mobile equipment and other miscellaneous revenue streams.

Other revenue increased $18,942 (32%) for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to higher mobile equipment sales during 2025 as compared to 2024.
Programming and Other Direct Costs
Programming and other direct costs for the years ended December 31, 2025 and 2024 amounted to $2,637,181 and $2,896,570, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs are impacted by changes in contractual rates, changes in the number of customers receiving certain programming services, new channel launches, and channel drops. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the cost of media for advertising spots sold, the cost of mobile devices sold to our customers and direct costs of providing mobile services.
The decrease of $259,389 (9%) for the year ended December 31, 2025, as compared to the prior year was primarily attributable to the following:

Decrease in programming costs primarily due to lower video customers, partially offset by net contractual rate increases. The year to date amount includes the decrease in costs related to the temporary interruption of certain video programming during the first quarter of 2025	$(332,051)
Increase in call completion and transport costs primarily due to level of activity and the impact of minimum guarantees	39,254
Increase in cost of goods sold primarily from our mobile business	27,224
Increase in taxes and surcharges due primarily to refunds recognized in 2024 period	3,404
Other net increases	2,780
$(259,389)
Programming costs
Programming costs aggregated $1,919,265 and $2,251,316 for the years ended December 31, 2025 and 2024, respectively. Our programming costs in 2025 continued to be impacted by changes in the number of video customers and by changes in programming rates, the latter of which we expect will increase.
Other Operating Expenses
Other operating expenses for the years ended December 31, 2025 and 2024 amounted to $2,681,740 and $2,711,828, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits, and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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

The decrease in other operating expenses of $30,088 (1%) for the year ended December 31, 2025 as compared to the prior year was attributable to the following:

Net increase in labor related costs and benefits, partially offset by lower truck rolls and an increase in capitalizable activity	$25,611
Increase in repairs and maintenance costs (including software maintenance and data processing)	12,095
Decrease in bad debt expense	(18,769)
Decrease in certain managed service costs primarily due to a credit received during the second quarter of 2025	(17,683)
Decrease in expense due to business interruption insurance reimbursement related to storms	(17,331)
Decrease in marketing expenses, partially offset by costs related to the temporary interruption of certain video programming in 2025	(11,540)
Other net decreases	(2,471)
$(30,088)
Restructuring, Impairments and Other Operating Items
Restructuring, impairments and other operating items for the year ended December 31, 2025 amounted to $1,687,130, as compared to $23,696 for the year ended December 31, 2024 and comprised the following:

	Years Ended December 31,
	2025	2024
Impairment charge (a)	$1,611,308	$—
Contractual payments for terminated employees (b)	85,123	19,400
Gain on disposal of assets (c)	(55,114)	—
Transaction costs related to certain transactions not related to our operations	35,048	10,780
Litigation settlement expense, net of reimbursements (d)	3,000	(59,750)
Impairment of right-of-use operating lease assets	5,341	5,558
Contract termination costs (e)	2,058	41,924
Facility realignment costs and other	366	5,784
Restructuring, impairments and other operating items	$1,687,130	$23,696

(a)We recorded an impairment charge related to our indefinite-lived cable franchise rights in 2025. See Note 10 for additional information.
(b)Includes costs related to our workforce management initiatives, including costs related to a voluntary retirement program.
(c)In July 2025, we completed the sale of certain tower assets for $59,908 and recorded a gain of $55,114. In connection with the sale, we entered into a master license agreement with the buyer pursuant to which we maintain access to space on certain of those towers for an initial term of five years.
(d)2024 amount includes a credit resulting from the waiver of a payment obligation in June 2024 related to a patent infringement settlement agreement reached in the fourth quarter of 2022 (of which $65,000 of the settlement was paid in 2022) and a credit resulting from the indemnification from a supplier related to this matter. Offsetting these credits was an expense, net of insurance recoveries, in connection with the settlement of other significant litigation.
(e)Represent costs to early terminate contracts with vendors.
We may incur additional contractual payments for terminated employee related costs and facility realignment costs in the future as we continue to analyze our organizational structure.
Depreciation and Amortization
Depreciation and amortization for the years ended December 31, 2025 and 2024 amounted to $1,696,974 and $1,642,231, respectively.
The increase in depreciation and amortization of $54,743 for the year ended December 31, 2025 as compared to 2024 was due to increased depreciation related to asset additions in 2025 and 2024, partially offset by decreased expense related to assets that had become fully depreciated. In addition, the increase included certain losses related to the disposal of plant and equipment and accelerated depreciation.

Adjusted EBITDA
Adjusted EBITDA amounted to $3,335,633 and $3,413,181 for the years ended December 31, 2025 and 2024, respectively.
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
The decrease in Adjusted EBITDA for the year ended December 31, 2025 as compared to the prior year was due to the decrease in revenue, partially offset by a net decrease in operating expenses during 2025 (excluding depreciation and amortization, share-based compensation, restructuring, impairments and other operating items), as discussed above.
Free Cash Flow (Deficit)
Free Cash Flow was $(118,837) and $149,388 for the years ended December 31, 2025 and 2024, respectively. The decrease in Free Cash Flow in 2025 as compared to 2024 was due to a decrease in net cash provided by operating activities, partially offset by a decrease in capital expenditures.
Interest Expense, Net
Interest expense, net was $1,791,462 and $1,763,166 for the years ended December 31, 2025 and 2024, respectively. The increase of $28,296 (2%) for the year ended December 31, 2025 as compared to the prior year was attributable to the following:

Increase primarily due to changes in debt balances (primarily from the issuance of our receivables facility loan in July 2025), partially offset by changes in interest rates	$32,888
Lower capitalized interest related to FTTH network construction	2,720
Decrease related to higher interest income	(14,161)
Other net increases, primarily amortization of deferred financing costs and original issue discounts from the issuance of our receivables facility loan in July 2025 and the Initial UnSub Group Credit Facility Loan	6,849
$28,296
Gain on Interest Rate Swap Contracts, Net
Gain on interest rate swap contracts, net amounted to $613 and $18,632 for the years ended December 31, 2025 and 2024, respectively. These amounts primarily represent the change in the fair value of our interest rate swap contracts. Our swap contracts are not designated as hedges for accounting purposes. The gain for the year ended December 31, 2024 is net of a $52,943 loss related to the early termination of the CSC Holdings interest rate swap agreements with an aggregate notional value of $3,000,000.
Loss on Extinguishment of Debt and Write-off of Deferred Financing Costs
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $23,502 and $12,901 for the years ended December 31, 2025 and 2024, respectively.

The following table provides a summary of the loss on extinguishment of debt and the write-off of deferred financing costs recorded by us:

	Years ended December 31,
	2025	2024
Incremental borrowing on Lightpath's Term Loan Facility	$—	$(5,866)
Repayment of CSC Holdings Term Loan B and Incremental Term Loan B-3	—	(2,598)
Redemption of 5.250% Senior Notes and 5.250% Series B Senior Notes due June 2024	—	(4,437)
Repayment of CSC Holdings Term Loan B-6	(21,809)	—
Early termination of certain finance leases	(1,693)	—
	$(23,502)	$(12,901)
Other Expense, Net
Other expense, net amounted to $3,051 and $5,675 for the years ended December 31, 2025 and 2024, respectively. These amounts include the non-service cost components of our pension plans.
Income Tax Benefit
We recorded an income tax benefit of $96,908 for the year ended December 31, 2025, resulting in an effective tax rate of 5.0% and an income tax benefit of $4,071 for the year ended December 31, 2024, resulting in an effective tax rate of 4.9% (See Note 14).
The effective tax rate in 2025 includes the nondeductibility of the impairment of our indefinite-lived cable franchises, the impact of tax deficiencies on share-based compensation, and the increase in our uncertain tax positions reserve.
Our effective tax rate in 2024 includes the impact of tax deficiencies on share-based compensation and the increase in our uncertain tax positions reserve.

CSC HOLDINGS, LLC
The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Optimum Communications, except for the following:

	CSC Holdings
	Years ended December 31,
	2025	2024

	(in thousands)
Net loss attributable to Optimum Communications stockholders	$(1,869,024)	$(102,918)
Adjustments to reconcile to net loss attributable to CSC Holdings' sole member:
Income tax benefit	3,267	4,201
Interest expense, net	(5,546)	(1,530)
Other operating expenses	(10,053)	(1,814)
Net loss attributable to CSC Holdings' sole member	$(1,881,356)	$(102,061)

	CSC Holdings
	Years ended December 31,
	2025	2024

	(in thousands)
Optimum Communications Adjusted EBITDA	$3,335,633	$3,413,181
Adjustments to reconcile to CSC Holdings' Adjusted EBITDA:
Other operating expenses	(10,053)	(1,814)
CSC Holdings Adjusted EBITDA	$3,325,580	$3,411,367
Refer to Optimum Communications' Management's Discussion and Analysis of Financial Condition and Results of Operations herein.
The following is a reconciliation of CSC Holdings' net income (loss) to Adjusted EBITDA (unaudited):

	CSC Holdings
	Years ended December 31,
	2025	2024
Net loss	$(1,845,379)	$(77,420)
Income tax benefit	(100,175)	(8,272)
Other expense, net	3,051	5,675
Gain on interest rate swap contracts, net	(613)	(18,632)
Gain on investments and sale of affiliate interests, net	(5)	(670)
Loss on extinguishment of debt and write-off of deferred financing costs	23,502	12,901
Interest expense, net	1,797,008	1,764,696
Depreciation and amortization	1,696,974	1,642,231
Restructuring, impairments and other operating items	1,687,130	23,696
Share-based compensation	64,087	67,162
Adjusted EBITDA	$3,325,580	$3,411,367
Refer to Optimum Communications' Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

The following is a reconciliation of CSC Holdings' net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	CSC Holdings
	Years ended December 31,
	2025	2024
Net cash flows from operating activities	$1,234,127	$1,481,774
Less: Capital expenditures (cash)	(1,347,294)	(1,433,013)
Free Cash Flow (Deficit)	$(113,167)	$48,761
The differences in Adjusted EBITDA and Free Cash Flow (Deficit) between CSC Holdings and Optimum Communications relate to the transfer of certain workers' compensation, general and automobile liability liabilities to the Captive during 2024. See Note 16.
CSC HOLDINGS RESTRICTED GROUP
For financing purposes, CSC Holdings is structured as a "Restricted Group" and an "Unrestricted Group." The Restricted Group was historically comprised of CSC Holdings and substantially all of its wholly-owned operating subsidiaries. These Restricted Group subsidiaries are subject to the covenants and restrictions of the CSC Holdings' Credit Facility and the indentures governing the notes issued by CSC Holdings. The Unrestricted Group includes certain designated subsidiaries and investments (the "Unrestricted Group") which are not subject to such covenants.
In July 2025, Cablevision Funding LLC ("Cablevision Funding"), an indirect wholly-owned subsidiary of CSC Holdings, entered into a Receivables Facility Loan and Security Agreement, by and among Cablevision Funding, the guarantors party thereto, and certain lenders and agents. In connection with this financing, certain subsidiaries of CSC Holdings that constitute substantially all of CSC Holdings’ operations in the Bronx and Brooklyn service area and network assets located in that area were declared as unrestricted subsidiaries (the “July Designation”).
In November 2025, we entered into an amendment to the CSC Holdings' Credit Facility. In connection with this amendment, we changed the composition of the Restricted Group by designating certain additional subsidiaries of CSC Holdings as unrestricted subsidiaries (the “November Designation”). This shift was intended to provide us with greater operational and financial flexibility.
The financial information set forth below reflects the financial condition and results of operations of CSC Holdings' restricted subsidiaries, presented separately from the financial condition and results of operations of CSC Holdings' unrestricted subsidiaries. To provide a meaningful comparison of the current composition of the Restricted Group, the financial information as of and for the years ended December 31, 2025 and 2024 is presented on a pro forma basis as if the July Designation and the November Designation had, in each case, occurred on January 1, 2024.

The financial information of CSC Holdings' restricted subsidiaries and unrestricted subsidiaries may not necessarily be indicative of the financial condition or results of operations that would have been achieved had such restricted subsidiaries and such unrestricted subsidiaries operated as independent, stand-alone entities during the periods presented.
Presented below is financial information that reflects a reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2025 and 2024.

	Year Ended December 31, 2025
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$(2,571,513)	$731,086	$(4,952)	$(1,845,379)
Income tax expense (benefit)	(368,672)	268,497	—	(100,175)
Other expense, net	1,654,784	163,207	4,952	1,822,943
Depreciation and amortization	637,056	1,059,918	—	1,696,974
Restructuring, impairments and other operating items	1,620,740	66,390	—	1,687,130
Share-based compensation	24,346	39,741	—	64,087
Adjusted EBITDA	$996,741	$2,328,839	$—	$3,325,580

	Year Ended December 31, 2024
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$(975,045)	$900,546	$(2,921)	$(77,420)
Income tax expense (benefit)	(269,117)	260,845	—	(8,272)
Other expense, net	1,666,602	94,447	2,921	1,763,970
Depreciation and amortization	576,534	1,065,697	—	1,642,231
Restructuring, impairments and other operating items	26,380	(2,684)	—	23,696
Share-based compensation	24,376	42,786	—	67,162
Adjusted EBITDA	$1,049,730	$2,361,637	$—	$3,411,367

LIQUIDITY AND CAPITAL RESOURCES
Optimum Communications has no operations independent of its subsidiaries. Funding for our subsidiaries has generally been provided by cash flow from their respective operations, cash on hand and borrowings under the CSC Holdings revolving credit facility and the proceeds from the issuance of securities and borrowings under syndicated term loans in the capital markets. Our decision as to the use of cash generated from operating activities, cash on hand, borrowings under the revolving credit facility or accessing the capital markets has been based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, the timing of cash flow generation and the cost of borrowing under the revolving credit facility, debt securities, and syndicated term loans. We calculate net leverage ratios for our CSC Holdings Restricted Group and Lightpath debt silos as net debt to L2QA EBITDA (Adjusted EBITDA for the two most recent consecutive fiscal quarters multiplied by 2.0).
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
We believe existing cash balances, operating cash flows and availability under the CSC Holdings revolving credit facility will provide adequate funds to support our current operating plan, make planned capital expenditures and fulfill our debt service requirements for the next twelve months. However, our ability to fund our operations, make planned capital expenditures, make scheduled payments on our indebtedness and repay our indebtedness depends on our future operating performance and cash flows and our ability to access the capital markets, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Competition, market disruptions or a deterioration in economic conditions could lead to lower demand for our products, as well as lower levels of advertising, and increased incidence of customers' inability to pay for the services we provide. These events would adversely impact our results of operations, cash flows and financial position. Although we currently believe amounts available under the CSC Holdings revolving credit facility will be available when, and if, needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets or other conditions beyond our control. The obligations of the financial institutions under the revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.
In the longer term, we may not be able to generate sufficient cash from operations to fund anticipated capital expenditures, meet all existing future contractual payment obligations and repay our debt at maturity. As a result, we could be dependent upon our continued access to the capital and credit markets to issue additional debt or equity or refinance existing debt obligations. We intend to raise significant amounts of funding over the next several years to fund capital expenditures, repay existing obligations and meet other obligations, and the failure to do so successfully could adversely affect our business, financial condition, liquidity, and results of operations. If we are unable to do so, we will need to take other actions including deferring capital expenditures, selling assets, seeking strategic investments from third parties or reducing discretionary uses of cash.
As of December 31, 2025, we had approximately $7.4 billion of long-term debt maturing in 2027. Our ability to repay this debt in 2027 will be dependent on our ability to successfully refinance the debt or raise additional capital. While management is pursuing refinancing this debt and raising additional capital, there is no assurance these efforts will be successful. A failure to secure committed sources of funding to refinance this debt by April 2026 may raise substantial doubt about our ability to continue as a going concern in the future. See “Risk Factors—Risk Factors Relating to Our Business and Our Indebtedness” for additional information on risks related to our indebtedness.

Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums (excluding accrued interest) as of December 31, 2025, as well as interest expense for the year ended December 31, 2025.

	CSC Holdings Restricted Group	NYC ABS	UnSub Group	Lightpath	Optimum Communications/CSC Holdings
Debt outstanding (a):
Credit facility debt	$4,946,401	$—	$1,898,893	$667,201	$7,512,495
Senior guaranteed notes	10,681,252	—	—	—	10,681,252
Senior secured notes	—	—	—	447,320	447,320
Senior notes	6,166,925	—	—	411,428	6,578,353
Subtotal	21,794,578	—	1,898,893	1,525,949	25,219,420
Receivables Facility Loan	—	881,175	—	—	881,175
Finance lease obligations	105,619	—	—	—	105,619
Total debt	$21,900,197	$881,175	$1,898,893	$1,525,949	$26,206,214
Interest expense (a):
Credit facility debt, senior notes, receivables facility loan and finance leases	$1,649,747	$48,783	$21,400	$95,716	$1,815,646

(a)Excludes principal balance of notes payable to affiliate reflected on CSC Holdings balance sheet and the related interest expense which are eliminated in the Optimum Communications consolidated financial statements. See Note 16.
The amounts in the table above do not include the effects of the January 2026 debt transactions discussed in Note 11.
See Note 11 to our consolidated financial statements for further information regarding our outstanding debt.
Payment Obligations Related to Debt
As of December 31, 2025, total amounts payable in connection with our outstanding debt obligations, including related interest, but excluding finance lease obligations and the impact of our interest swap agreements, are as follows (see Note 9 to our consolidated financial statements for information regarding our finance lease obligations):

	CSC Holdings Restricted Group	NYC ABS (a)	UnSub Group	Lightpath	Optimum Communications/CSC Holdings
2026	$1,476,574	$87,516	$182,500	$93,148	$1,839,738
2027	7,433,805	105,250	181,500	1,204,055	8,924,610
2028	3,939,143	152,219	2,166,500	438,344	6,696,206
2029	4,385,844	128,559	—	—	4,514,403
2030	6,018,844	124,060	—	—	6,142,904
Thereafter	3,109,375	809,774	—	—	3,919,149
Total	$26,363,585	$1,407,378	$2,530,500	$1,735,547	$32,037,010

(a)The NYC ABS Loan and Security Agreement was repaid in full on January 12, 2026 with the proceeds of the Incremental UnSub Credit Facility Loans (defined below).
The amounts in the table above do not include the effects of the January 2026 debt transactions discussed in Note 11.
For financing purposes, we have four debt silos: CSC Holdings, NYC ABS (defined below), the Unsub Group (defined below) and Lightpath. The CSC Holdings silo is structured as a restricted group (the "CSC Holdings Restricted Group") and an unrestricted group, which includes certain designated subsidiaries. The CSC Holdings Restricted Group is comprised of CSC Holdings and its wholly-owned operating subsidiaries, excluding Lightpath and certain of its designated subsidiaries, Cablevision Funding and certain special-purpose entities formed or transferred to Cablevision Funding in connection with the NYC ABS Loan and Security Agreement (defined below) and Cablevision Litchfield, LLC ("Cablevision Litchfield"), CSC Optimum Holdings, LLC ("CSC Optimum") and certain subsidiaries of CSC Holdings designated as "unrestricted subsidiaries" for the purposes of the CSC Holdings silo on November 25, 2025 (collectively, the "UnSub Group"). The CSC Holdings Restricted Group is subject to the covenants and restrictions of CSC Holdings' credit facility and indentures governing the notes issued by CSC Holdings. The Lightpath silo includes all of Lightpath's operating subsidiaries which are subject to the covenants and restrictions of the Lightpath credit facility and indentures governing the notes issued by Lightpath. The NYC ABS silo consists of special-purpose entities that hold, among other things, certain receivables generated by our Bronx and Brooklyn service area and network assets located in that area, and is subject to covenants and restrictions set forth in the NYC ABS Loan and Security Agreement. The NYC ABS silo was repaid in full on January 12, 2026, and the obligors under the NYC ABS silo, together with certain other entities, became loan parties under the UnSub Group Facility in February 2026. The UnSub Group is subject to the covenants and restrictions of the UnSub Group Facility.
CSC Holdings Restricted Group
Sources of cash for the CSC Holdings Restricted Group include primarily cash flow from the operations of the businesses in the CSC Holdings Restricted Group, borrowings under its credit facility and issuance of securities in the capital markets, contributions from its parent, and, from time to time, distributions or loans from its subsidiaries. The CSC Holdings Restricted Group's principal uses of cash include: capital spending, in particular, the capital requirements associated with the upgrade of our digital broadband, video, and telephony services, including costs to build our FTTH network; debt service; other corporate expenses and changes in working capital; and investments that it may fund from time to time.
CSC Holdings Credit Facilities
In October 2015, a wholly-owned subsidiary of Optimum Communications, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which, as amended, currently provides for U.S. dollar term loans in an aggregate principal of $5,001,942, comprising (i) an incremental term loan amount of $3,000,000 ($2,827,500 outstanding as of December 31, 2025) ("Incremental Term Loan B-5"), (ii) an incremental term loan in an aggregate principal amount of $2,001,942 ($0 outstanding as of December 31, 2025) ("Incremental Term Loan B-6"), and (iii) an incremental term loan in an aggregate principal amount of $2,000,000 ($0 outstanding as of December 31, 2025) ("Incremental Term Loan B-7"), and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($2,125,000 outstanding as of December 31, 2025) (the "CSC Revolving Credit Facility" and, together with the Incremental Term Loan B-5, Incremental Term B-6, Incremental Term B-7, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented, or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
In November 2025, the proceeds from the issuance of the Incremental Term Loan B-7 were used to (i) repay the outstanding principal balance of the Incremental Term Loan B-6 and (ii) pay the fees, costs and expenses associated with these transactions.
During the year ended December 31, 2025, CSC Holdings borrowed $875,000 under the CSC Revolving Credit Facility and repaid $450,000 of amounts outstanding under the CSC Revolving Credit Facility.
At December 31, 2025, $183,514 of the CSC Revolving Credit Facility was restricted for certain letters of credit issued on our behalf and $166,486 was undrawn and available, subject to covenant limitations.
As of December 31, 2025, CSC Holdings was in compliance with applicable financial covenants under its credit facility.
See Note 11 to our consolidated financial statements for further information regarding the CSC Credit Facilities Agreement.
CSC Holdings Senior Guaranteed Notes and Senior Notes
See Note 11 of our consolidated financial statements for further details of our outstanding senior guaranteed notes and senior notes.
As of December 31, 2025, CSC Holdings was in compliance with applicable financial covenants under each respective indenture by which the senior guaranteed notes and senior notes were issued.

NYC ABS Loan and Security Agreement
On July 16, 2025, Cablevision Funding LLC ("Cablevision Funding"), a newly formed, bankruptcy-remote, indirect wholly-owned subsidiary of the Company, entered into an asset-backed security transaction (the "NYC ABS"), in accordance with a receivables facility loan and security agreement (the "NYC ABS Loan and Security Agreement"), by and among Cablevision Funding, certain guarantors party thereto (collectively, the "NYC ABS Guarantors"), Goldman Sachs Bank USA and certain funds managed by TPG Angelo Gordon, as initial lenders, Goldman Sachs Bank USA and TPG Angelo Gordon, as structuring agents, Alter Domus (US) LLC, as administrative agent, and Citibank, N.A., as collateral agent (the "NYC ABS Collateral Agent") and account bank. The obligations under the NYC ABS Loan and Security Agreement were secured by substantially all of the assets of Cablevision Funding and its subsidiary, Cablevision Systems New York City LLC ("NYC AssetCo"), and the NYC ABS Guarantors, consisting of, among other things, certain receivables generated by the Company's Bronx and Brooklyn service area and network assets located in that area.
The NYC ABS Loan and Security Agreement provided for, among other things, initial term loan commitments in an aggregate principal amount of $1,000,000, issued with an original issue discount of 400 basis points. The loans made pursuant to the initial term loan commitments (the "Initial Term Loans") were to (i) mature on January 16, 2031; (ii) accrue interest at a fixed rate per annum equal to 8.875%; and (iii) amortize monthly at a rate of 2.0% per annum, up to and including January 15, 2028, and 5.0% per annum thereafter. The proceeds from the Initial Term Loans (after original issue discount, fees and other deferred financing costs) amounted to $894,063, of which a portion was used to fund Cablevision Funding’s interest reserve account with the minimum interest reserve amount in accordance with the terms of the NYC ABS Loan and Security Agreement, and pay certain costs associated with the transactions. The remaining proceeds were used to finance working capital, prepay indebtedness and for other general corporate purposes.
Pursuant to the terms of the NYC ABS Loan and Security Agreement, restricted cash was held in bank accounts controlled by the NYC ABS Collateral Agent for the purpose of paying interest, certain fees and scheduled principal and for satisfying the required liquidity reserve amounts. As of December 31, 2025, we had short-term restricted cash of $107,384 and long-term restricted cash of $21,858. The NYC ABS Loan and Security Agreement was repaid in full on January 12, 2026 with the proceeds of the Incremental UnSub Credit Facility Loans (defined below).
UnSub Group Credit Facility
On November 25, 2025, Cablevision Litchfield, LLC ("Cablevision Litchfield"), and CSC Optimum LLC ("CSC Optimum"), each an indirect wholly-owned subsidiary of the Company, entered into a Credit Agreement (the "Initial UnSub Group Credit Facility"), by and among Cablevision Litchfield and CSC Optimum, each as a borrower, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The Initial UnSub Group Credit Facility provided for, among other things, initial term loans in an aggregate principal amount of $2,000,000 (the "Initial UnSub Group Credit Facility Loans"). The Initial UnSub Group Credit Facility Loans were used to repay in full the Incremental Term Loan B-7 under the CSC Credit Facilities.
On January 12, 2026, Cablevision Litchfield and CSC Optimum entered into an Amended and Restated Credit Agreement (the "A&R UnSub Credit Agreement"), by and among Cablevision Litchfield and CSC Optimum, each as a borrower, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The A&R UnSub Credit Agreement provided for, among other things, incremental term loans in an aggregate principal amount of $1,100,000 (the "Incremental UnSub Credit Facility Loans" and, together with the Initial UnSub Group Credit Facility Loans, the "Credit Facility Loans"). Effective February 11, 2026, Cablevision Funding joined the A&R UnSub Credit Agreement as borrower under solely the Incremental UnSub Credit Facility Loans. The A&R UnSub Credit Agreement amended and restated the Initial UnSub Group Credit Facility in its entirety (as so amended and restated, the "UnSub Group Credit Facility"). The Incremental UnSub Credit Facility Loans were used to repay in full the NYC ABS Loan and Security Agreement and pay certain costs associated with the transactions. The remaining proceeds are being used for other general corporate purposes. The UnSub Group Credit Facility Loans will (i) mature on November 25, 2028, (ii) accrue interest at a fixed rate per annum equal to 9.0%, and (iii) not amortize.
Lightpath
Sources of cash for Lightpath include existing cash balances, operating cash flows from its operating subsidiaries and availability under the revolving credit facility.

Lightpath Credit Facility
Lightpath is party to a credit agreement which provides a term loan in an aggregate principal amount of $700,000, as amended ($669,183 outstanding at December 31, 2025) and revolving loan commitments in an aggregate principal amount of $115,000, as amended. As of December 31, 2025, there were no borrowings outstanding under the Lightpath revolving credit facility. See Note 11 to our consolidated financial statements for further information regarding the Lightpath credit agreement.
As of December 31, 2025, Lightpath was in compliance with applicable financial covenants under its credit agreement.
Lightpath Senior Secured Notes and Senior Notes
In 2020, Lightpath issued $450,000 in aggregate principal amount of senior secured notes that bear interest at a rate of 3.875% and mature on September 15, 2027 and $415,000 in aggregate principal amount of senior notes that bear interest at a rate of 5.625% and mature on September 15, 2028.
As of December 31, 2025, Lightpath was in compliance with applicable financial covenants under each respective indenture by which the senior secured notes and senior notes were issued.
Lightpath ABS
On February 10, 2026, Lightpath Fiber Issuer LLC (the “Issuer”) priced an offering of $1,657,000 in aggregate principal amount of Secured Fiber Network Revenue Notes, Series 2026-1 (the “Notes”), in a securitization transaction (the “Offering”). The Issuer is a newly formed, wholly owned and bankruptcy-remote indirect subsidiary of Lightpath, which is an indirect, majority-owned subsidiary of the Company. The Issuer, Lightpath Fiber Guarantor LLC, as guarantor, and certain other obligors party thereto entered into a Note Purchase Agreement on February 10, 2026, with the initial purchasers named thereto, related to the issuance and sale of the Notes. The Notes consist of $1,527,000 in aggregate principal amount of Series 2026-1, Class A-2 Notes (the “Class A-2 Notes”) and $130,000 in aggregate principal amount of Series 2026-1, Class B Notes (the “Class B Notes”). The Class A-2 Notes will bear interest at a rate of 5.597%, and the Class B Notes will bear interest at a rate of 5.890%. The Notes will pay interest monthly in arrears, beginning April 2026, and mature in March 2031. The proceeds of the Offering, if and when consummated, will be used, together with cash on the balance sheet, to (i) pay transaction fees and expenses, (ii) deposit funds into the liquidity reserve accounts, (iii) repay Lightpath’s existing indebtedness and associated repayment costs, and (iv) for general corporate purposes. We expect the Offering to close on or around March 3, 2026, subject to satisfaction of customary closing conditions.
Capital Expenditures
The following table presents our capital expenditures:

	Years Ended December 31,
	2025	2024
Customer premise equipment	$349,366	$407,898
Network infrastructure	504,368	530,162
Support and other	254,173	285,636
Business services	239,387	209,317
Capital expenditures (cash basis)	1,347,294	1,433,013
Right-of-use assets acquired in exchange for finance lease obligations	63,498	38,830
Notes payable for the purchase of equipment and other assets	—	50,642
Change in accrued and unpaid purchases and other	(40,178)	64,277
Capital expenditures (accrual basis)	$1,370,614	$1,586,762
Customer premise equipment includes expenditures for drop cable, fiber gateways, modems, routers and other equipment installed at customer locations. Network infrastructure includes (i) scalable infrastructure, such as headend and related equipment, (ii) line extensions, such as fiber and coaxial cable, amplifiers, electronic equipment and design and engineering costs to expand the network, and (iii) upgrade and rebuild, including costs to modify or replace existing segments of the network. Support and other capital expenditures include costs associated with the replacement or enhancement of non-network assets, such as software systems, vehicles, facilities, and office equipment. Business services capital expenditures include primarily equipment, support and other costs related to our fiber-based telecommunications business serving enterprise customers.

Storm Impact
In September 2024, the rain, wind, and flooding from Hurricane Helene impacted our Western North Carolina service area, resulting in power outages and service disruptions to customers as well as damage to our cable network in the area. We completed the reconstruction and repairs of the damage to our network and restored all service to our customers and recorded $9,754 in capital expenditures and $147 in other operating expenses for the year ended December 31, 2024.
Cash Flow Discussion
Optimum Communications
Operating Activities
Net cash provided by operating activities amounted to $1,228,457 and $1,582,401 for the years ended December 31, 2025, and 2024, respectively.
The decrease in cash provided by operating activities of $353,944 in 2025 as compared to 2024 resulted from an decrease of $377,636 due to changes in working capital (decreases due to the timing of payments for accounts payable and prepaid expense and other assets, a decrease from the collections of accounts receivable and an increase in interest payments of $161,137, offset by a decrease in tax payments of $96,118, among other items.), partially offset by an increase in net income before depreciation and amortization and other non-cash items of $23,692.
Investing Activities
Net cash used in investing activities for the years ended December 31, 2025 and 2024 was $1,293,796 and $1,455,513, respectively, and consisted primarily of capital expenditures of $1,347,294 and $1,433,013, respectively, primarily relating to network infrastructure and customer premise equipment.
Financing Activities
Net cash provided by (used in) financing activities amounted to $949,364 and $(171,978) for the years ended December 31, 2025 and 2024.
In 2025, our financing activities consisted primarily of proceeds from long-term debt of $3,835,000, offset by the repayment of debt of $2,560,602, additions to deferred financing costs of $170,544, and principal payments on finance lease obligations of $103,241.
In 2024, our financing activities consisted primarily of the repayment of debt of $4,223,233, and principal payments on finance lease obligations of $127,349, offset by net proceeds from long-term debt of $4,214,750.
CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $1,234,127 and $1,481,774 for the years ended December 31, 2025 and 2024, respectively.
The decrease in cash provided by operating activities of $247,647 in 2025 as compared to 2024 resulted from a decrease of $263,459 due to changes in working capital (decreases due to the timing of payments for accounts payable and prepaid expense and other assets, a decrease from the collections of accounts receivable and an increase in interest payments of $164,911, offset by a decrease in tax payments of $96,118, among other items), partially offset by an increase in income from continuing operations before depreciation and amortization and other non-cash items of $15,812.
Investing Activities
Net cash used in investing activities for the years ended December 31, 2025 and 2024 was $1,293,796 and $1,455,513, respectively, and consisted primarily of capital expenditures of $1,347,294 and $1,433,013, respectively, primarily relating to network infrastructure and customer premise equipment.
Financing Activities
Net cash provided by (used in) financing activities amounted to $943,620 and $(81,552) for the years ended December 31, 2025 and 2024, respectively.

In 2025, our financing activities consisted primarily of net proceeds from long-term debt of $3,835,000, offset by the repayment of long-term debt of $2,568,602, additions to deferred financing costs of $170,544, and principal payments on finance lease obligations of $103,241.
In 2024, our financing activities consisted primarily of the repayment of debt of $4,225,233, and principal payments on finance lease obligations of $127,349, offset by net proceeds from long-term debt of $4,214,750.
Contractual Obligations and Off Balance Sheet Commitments
Our contractual obligations as of December 31, 2025 consist primarily of our debt obligations, purchase obligations which primarily include contractual commitments with various programming vendors to provide video services to our customers and minimum purchase obligations to purchase goods or services, operating and finance lease obligations, outstanding letters of credit and guarantees. Note 11 to our consolidated financial statements contains further information regarding our debt obligations, Note 17 contains information regarding our off-balance sheet obligations and Note 9 contains information regarding our leases.
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
Goodwill and Indefinite-Lived Assets
Goodwill and indefinite-lived cable franchise rights are not amortized. Rather, such assets are tested for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the assets may be impaired. We assess the recoverability of our goodwill and indefinite-lived cable franchise rights annually as of October 1 ("annual impairment test date"). As of the annual impairment test date, goodwill amounted to $8,041,217 all of which is related to our Telecommunications reporting unit and indefinite-lived cable franchise rights amounted to $11,600,000 (subsequent to an impairment charge of $1,611,308 recorded in the third quarter of 2025).
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
Goodwill
Goodwill resulted from business combinations and represents the excess amount of the consideration paid over the identifiable assets and liabilities recorded in acquisitions. The goodwill balance as of December 31, 2025 relates to our Telecommunications reporting unit and was recorded primarily in connection with the Cequel Acquisition in 2015 and the Cablevision Acquisition in 2016.
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
During the three months ended September 30, 2025, we completed our annual long-term plan, which reflected a decline in estimated future cash flows. Management deemed the decline in future estimated cash flows as a triggering event and a quantitative impairment test of our goodwill and indefinite-lived cable franchise rights was performed as of September 30, 2025.
Based on a quantitative assessment performed as of September 30, 2025, the estimated fair value of our Telecommunications reporting unit exceeded its carrying value and no impairment was recorded. A qualitative test as of our annual impairment test date was also performed which did not result in an impairment charge.
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
As a result of our quantitative impairment test as of September 30, 2025 (discussed above), we recorded a non-cash impairment charge of $1,611,308 related to our indefinite-lived cable franchise rights. The decline in the estimated fair value of our indefinite-lived franchise rights was attributable to updated long-term financial projections, that reflected a reduction in estimated future cash flows as a result of the sustained competitive environment and macroeconomic conditions. The impairment analysis was conducted using a discounted cash flow methodology, which incorporated updated projections of future cash flows, growth rates and discount rates consistent with current market assumptions. If we experience a significant shortfall in cash flows from new customers, then we may incur future non-cash impairment charges on our indefinite-lived cable franchise rights. This charge is included in "Restructuring, impairments and other operating items" in the consolidated statement of operations and did not impact our cash flow or liquidity. As the carrying value of our franchise rights represent fair value, any reduction in the fair value of these rights would result in an additional impairment charge. A hypothetical 10% reduction in the fair value of our franchise rights would result in an impairment charge of approximately $1,160,000.
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
Fair Value of Debt
At December 31, 2025, the fair value of our fixed rate debt, comprised of senior guaranteed and senior secured notes, senior notes, unsub group credit facility, and receivables facility loan of $13,757,161 was lower than its carrying value of $20,486,993 by $6,729,832. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities. Our floating rate borrowings, comprised of our term loans and revolving credit facilities, bear interest in reference to current SOFR-based market rates and thus their principal values approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2025 would increase the estimated fair value of our fixed rate debt by $380,601 to $14,137,762. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit us to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. See Note 12 to our consolidated financial statements for a summary of interest rate swap contracts outstanding at December 31, 2025. Our outstanding interest rate swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statements of operations. For the year ended December 31, 2025, we recorded a gain on interest rate swap contracts of $613, and had a fair value at December 31, 2025 of $2,274 recorded as prepaid expenses and other current assets, and a fair value of $1,342 recorded as other current liabilities on the consolidated balance sheet.
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
As of December 31, 2025, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Item 8.     Financial Statements and Supplementary Data
For information required by Item 8, refer to the Index to Financial Statements on page F-1.
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Optimum Communications' management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2025.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Audit Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report on our internal control over financial reporting appearing on page F-2.
Changes in Internal Control
During the year ended December 31, 2025, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.     Other Information
Item 1.01    Entry Into a Material Definitive Agreement
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
Special Retention Awards
On February 11, 2026, following approvals by the Compensation Committee and Board of Directors (the “Board”) of Optimum Communications, Inc. (the “Company”), Dennis Mathew and Dexter Goei were each granted special retention cash awards (“Retention Awards”) in the amounts of $5.0 million and $16.0 million respectively. The Retention Awards are expected to be paid in February 2026, but remain subject to repayment through December 31, 2027 unless the individual remains employed by or in continuous service to the Company, respectively, through such date. If the individual’s employment or service ceases prior to such date, the individual is required to repay to the Company the after-tax value of the Retention Award within twenty (20) days following a termination of employment or service, unless such cessation was as a result of a termination by the Company without “cause” (as defined in the award agreement) or the individual’s death or “disability” (as defined in the award agreement), in which case no repayment would be required. Mr. Mathew is also not required to repay the after-tax value of the Retention Award if he were to leave for “good reason” (as defined in the award agreement). The preceding description of the Retention Awards is a summary and is qualified in its entirety by the actual terms of the Retention Awards, which are filed with this Annual Report as Exhibits 10.38 and 10.39.
Director Cash Awards
On February 11, 2026, in connection with its annual review of director compensation, the Company’s Board approved providing a cash award to the independent directors of the Board in the amount of $200,000. This represents an increase from the $150,000 restricted stock unit award historically provided to independent directors. The director cash awards are expected to be paid in February 2026 and will be subject to repayment until the first anniversary of the effective date, subject to the director’s continuous service on the Board through such date. If the director voluntarily resigns from the Board or is removed as a director for “cause” (as defined in the award agreement) prior to the anniversary date, the director will be required to repay to the Company the after-tax value of the director cash award within twenty (20) days following such termination of service. If the director’s service on the Board is terminated for any other reason (including as a result of his or her death or “disability” (as defined in the award agreement)) then the director shall not be required to repay any portion of the award. The preceding description of the cash awards is a summary and is qualified in its entirety by the actual terms of the cash award agreement, a form of which is filed with this Annual Report as Exhibit 10.40.
Item 8.01     Other Events
Lightpath Securitization Transaction
On February 10, 2026, Lightpath Fiber Issuer LLC (the “Issuer”) priced an offering of $1,657.0 million in aggregate principal amount of Secured Fiber Network Revenue Notes, Series 2026-1 (the “Notes”), in a securitization transaction (the “Offering”). The Issuer is a newly formed, wholly owned and bankruptcy-remote indirect subsidiary of Cablevision Lightpath LLC (“Lightpath”), which is an indirect, majority-owned subsidiary of Optimum Communications, Inc. (the “Company”).
The Issuer, Lightpath Fiber Guarantor LLC, as guarantor, and certain other obligors party thereto entered into a Note Purchase Agreement on February 10, 2026, with the initial purchasers named thereto, related to the issuance and sale of the Notes.
The Notes consist of $1,527.0 million in aggregate principal amount of Series 2026-1, Class A-2 Notes (the “Class A-2 Notes”) and $130.0 million in aggregate principal amount of Series 2026-1, Class B Notes (the “Class B Notes”). The Class A-2 Notes will bear interest at a rate of 5.597%, and the Class B Notes will bear interest at a rate of 5.890%. The Notes will pay interest monthly in arrears, beginning April 2026, and mature in March 2031.
The proceeds of the Offering will be used, together with cash on the balance sheet, to (i) pay transaction fees and expenses, (ii) deposit funds into the liquidity reserve accounts, (iii) repay Lightpath’s existing indebtedness and associated repayment costs, and (iv) for general corporate purposes.
The Notes are being sold in a private placement only to qualified institutional buyers pursuant to Rule 144A and to non-U.S. persons pursuant to Regulation S under the U.S. Securities Act of 1933, as amended.

The Company expects the Offering to close on or around March 3, 2026, subject to satisfaction of customary closing conditions. There can be no assurance regarding the timing of closing or that the Offering will be completed.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements by Our Directors and Officers
During the annual period covered by this Annual Report, the following officers of the Company adopted Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K promulgated under the Exchange Act) that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act:
Michael E. Olsen, the Company’s General Counsel and Chief Corporate Responsibility Officer, adopted a Rule 10b5-1 trading arrangement on December 1, 2025. Under Mr. Olsen’s trading arrangement, he may sell an aggregate of up to 260,000 shares of the Company’s common stock. Any sales under the trading arrangement will be made during the period beginning March 2, 2026 and ending March 2, 2027 on a fixed monthly schedule.
Other than as described above, during the annual period covered by this Annual Report, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined under Item 408 of Regulation S-K).
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

3.1
Form of Certificate of Incorporation of the Company (as amended) (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001- 38126) filed on November 6, 2025).

3.2
Form of Third Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q (File No. 333-38126) filed on November 6, 2025).

4.1 +	Specimen Class A Common Stock Certificate
4.2 +	Specimen Class B Common Stock Certificate
4.3
Amended and Restated Stockholders and Registration Rights Agreement, dated June 7, 2018, by and among Altice USA, Inc. and the stockholders party thereto (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on June 13, 2018).

4.4
Amended and Restated Stockholder Agreement, dated as of August 2, 2023, by and between Altice USA, Inc. and Next Alt S.à r.l. (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 10-Q (File No. 001-38126) filed on August 3, 2023).

4.5
Indenture, dated as of September 23, 2016, relating to CSC Holdings' 5 1/2% Senior Guaranteed Notes due 2027 (incorporated herein by reference to Exhibit 4.16 of the Company's Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017).

4.6
Indenture, dated as of January 29, 2018, relating to CSC Holdings, LLC's 5.375% Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on February 2, 2018).

4.7
Indenture, dated as of April 5, 2018, relating to Cequel Communications Holdings I, LLC's and Cequel Capital Corporation's 7.500% Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on April 6, 2018).

4.8
2028 Supplemental Indenture, dated as of October 17, 2018, between Cequel Communications Holdings I, LLC and Cequel Capital Corporation, as Co-Issuers and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 19, 2018).

4.9
Senior Notes Indenture, dated as of November 27, 2018, between, inter alios, CSC Holdings, LLC, as Issuer and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018).

4.10
Supplemental Indenture dated as of November 27, 2018, between, inter alios, CSC Holdings, as issuer, the guarantors (named therein) and Deutsche Bank Trust Company Americas, as trustee, to the 2016 Senior Guaranteed Notes Indenture (incorporated herein by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018).

4.11
Supplemental Indenture dated as of November 27, 2018, between, inter alios, CSC Holdings, as issuer, the guarantors (named therein) and Deutsche Bank Trust Company Americas, as trustee, to the 2018 Senior Guaranteed Notes Indenture (incorporated herein by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018).

4.12
Joinder Agreement dated as of November 27, 2018, between, inter alios, the additional guarantors (named therein) to the Facility Guaranty (incorporated herein by reference to Exhibit 4.6 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018).

4.13
Joinder Agreement dated as of November 27, 2018, between, inter alios, the additional pledgors (named therein) to the Pledge Agreement (incorporated herein by reference to Exhibit 4.7 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 28, 2018).

4.14
Indenture, dated as of January 31, 2019 between CSC Holdings, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on February 5, 2019).

Exhibit No.	Exhibit Description

4.15
Indenture, dated as of July 10, 2019 between CSC Holdings, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on July 12, 2019).

4.16
Description of common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.43 of the Company’s Annual Report on Form 10-K (File No. 001-38126) filed on February 14, 2020).

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

4.24
Senior Guaranteed Notes Indenture, dated as of April 25, 2023 between, inter alios, CSC Holdings, LLC as Issuer, the Guarantors set forth therein and Deutsche Bank Trust Company Americas, as Trustee. (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on April 27, 2023).

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

10.1
Credit Agreement, dated as of October 9, 2015, by and among CSC Holdings, LLC (as successor by merger to Neptune Finco Corp.), as borrower, certain lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and security agent, Barclays Bank plc and BNP Paribas Securities Corp., as co-syndication agents, Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., Royal Bank of Canada, Societe Generale, TD Securities (USA) LLC and the Bank of Nova Scotia, as co-documentation agents, and J.P. Morgan Securities LLC, Barclays Bank plc, BNP Paribas Securities Corp., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., Royal Bank of Canada, Societe Generale, TD Securities (USA) LLC and The Bank of Nova Scotia, as joint bookrunners and lead arrangers (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017).

10.2
First Amendment to Credit Agreement, dated as of June 20, 2016 (incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017).

10.3
Incremental Loan Assumption Agreement, dated as of June 21, 2016 (incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017).

10.4
Incremental Loan Assumption Agreement, dated as of July 21, 2016 (incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017).

10.5
Second Amendment to Credit Agreement (Extension Amendment), dated as of September 9, 2016 (incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017).

10.6
Third Amendment to Credit Agreement (Extension Amendment, Incremental Loan Assumption Agreement & Assignment and Acceptance), dated as of December 9, 2016 (incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017).

10.7
Fourth Amendment to Credit Agreement (Incremental Loan Assumption Agreement & Refinancing Amendment), dated as of March 15, 2017 (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017).

10.8
Facility Guaranty, dated as of June 21, 2016, by and among the guarantors party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017).

10.9
Pledge Agreement, dated as of June 21, 2016, by and among CSC Holdings, LLC, certain pledgors party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A (File No. 333-217240) filed on May 16, 2017).

10.10
Fifth Amendment to Credit Agreement, dated as of January 12, 2018, by and among the Borrower, the Additional Lenders and Lead Arrangers party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on January 16, 2018).

10.11
Sixth Amendment to Credit Agreement, dated as of October 15, 2018, by and among, inter alios, the Borrower, Goldman Sachs Bank USA as Additional Lender and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated herein by reference to Exhibit 4.11 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 19, 2018).

10.12
Seventh Amendment to Credit Agreement, dated as of January 24, 2019, by and among the Borrower, each of the other Loan Parties, the Lenders and JPMorgan Chase Bank, N.A. as the Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on January 30, 2019).

10.13
Eighth Amendment to Credit Agreement, dated as of February 7, 2019, by and among the Borrower, each of the other Loan Parties, the February 2019 Incremental Term Loan Lenders party thereto and JPMorgan Chase Bank, N.A. as the Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on February 8, 2019).

10.14
Eleventh Amendment to Credit Agreement, dated as of October 3, 2019, by and among the Borrower, each of the other Loan Parties, the Additional Lenders party thereto and JPMorgan Chase Bank, N.A. as the Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on October 7, 2019).

Exhibit No.	Exhibit Description

10.15
Twelfth Amendment to Credit Agreement, dated as of July 13, 2022, by and among the Borrower, each of the other Loan Parties, the Lenders party thereto and JPMorgan Chase Bank, N.A. as the Administrative Agent. (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on July 13, 2022).

10.16
Thirteenth Amendment to Credit Agreement, dated as of December 19, 2022, by and among the Borrower, each of the other Loan Parties, the Lenders party thereto and JPMorgan Chase Bank, N.A. as the Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on December 19, 2022).

10.17
Fourteenth Amendment to Credit Agreement, dated as of November 25, 2025, by and among the Borrower, the incremental lender party thereto, each of the other Loan Parties and JPMorgan Chase Bank, N.A., as the administrative agent and security agent (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on November 25, 2025).

10.18
Credit Agreement, dated as of September 29, 2020, among Cablevision Lightpath LLC, as Borrower, the Lenders party thereto, Goldman Sachs Bank USA as administrative agent and Deutsche Bank Trust Company Americas as collateral agent (incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on October 1, 2020).

10.19
First Amendment to Credit Agreement, dated as of June 20, 2023, between Cablevision Lightpath LLC, as Borrower, and Goldman Sachs Bank USA as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-38126) filed on August 3, 2023).

10.20
Extension Amendment No. 1 to Credit Agreement, dated as of February 9, 2024, by and among Cablevision Lightpath LLC, as Borrower, the other loan parties party thereto, the revolving credit lenders party thereto, the L/C Issuers party thereto, the swingline lenders party thereto, the 2024 Extension Arranger and Goldman Sachs Bank USA, as the administrative agent. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-38126) filed on May 2, 2024).

10.21
Incremental Loan Assumption Agreement No. 1 to Credit Agreement, dated as of November 7, 2024, between Cablevision Lightpath LLC, as Borrower, and Banco Santander, S.A., New York Branch as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (File No. 001-38126) filed on February 13, 2025).

10.22
Refinancing Amendment No. 1 to Credit Agreement, dated as of January 31, 2025, by and among Cablevision Lightpath LLC, as Borrower, the other loan parties party thereto, the 2025 Refinancing Term Loan Lenders party thereto, the 2025 Refinancing Term Loan Arranger and Goldman Sachs Bank USA, as the administrative agent (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K (File No. 001-38126) filed on February 13, 2025).

10.23
Receivables Facility Loan and Security Agreement, dated as of July 16, 2025, by and among Cablevision Funding LLC, as borrower, certain guarantors party thereto, Goldman Sachs Bank USA and certain funds managed by TPG Angelo Gordon, as initial lenders, Goldman Sachs Bank USA and TPG Angelo Gordon, as structuring agents, Alter Domus (US) LLC, as administrative agent, and Citibank, N.A., as collateral agent and account bank (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on July 16, 2025).

10.24
Amended and Restated Credit Agreement, dated as of January 12, 2026, by and among Cablevision Litchfield, LLC and CSC Optimum Holdings, LLC, each as a borrower, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on January 12, 2026).

10.25
Altice USA, Inc. 2017 Long Term Incentive Plan, Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on January 3, 2018).

10.26
Altice USA, Inc. 2017 Long Term Incentive Plan, Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 10-Q (File No. 001-38126) filed on May 1, 2020).

10.27*	Optimum Communications, Inc. (f/k/a Altice USA, Inc.) 2017 Long Term Incentive Plan, as amended.
10.28*	Optimum Communications, Inc. (f/k/a Altice USA, Inc.) 2017 Long Term Incentive Plan, Form of Nonqualified Stock Option Award Agreement.

Exhibit No.	Exhibit Description

10.29
Altice USA 2017 Long Term Incentive Plan, Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on December 30, 2021)

10.30*	Optimum Communications, Inc. (f/k/a Altice USA, Inc.) 2017 Long Term Incentive Plan, Form of Cash Performance Award Agreement.
10.31
Master Separation Agreement, dated as of May 18, 2018, by and between Altice USA, Inc. and Altice N.V.(incorporated herein by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1/A (File No. 333-222475) filed on May 21, 2018).

10.32
Transition Agreement and Separation Agreement, dated as of April 8, 2019, by and between Altice USA, Inc. and David Connolly (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38126) filed on July 31, 2019).

10.33
Separation Agreement, dated as of October 28, 2019, by and between Altice USA, Inc. and Charles Stewart (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K (File No. 001-38126) filed on February 14, 2020).

10.34
Restriction Agreement, dated as of December 31, 2019, by and between Altice USA, Inc. and Dexter Goei (incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K (File No. 001-38126) filed on February 14, 2020).

10.35
Executive Employment Agreement, dated as of September 7, 2022, by and between Altice USA, Inc. and Dennis Mathew (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-38126) filed on November 2, 2022).

10.36
Executive Employment Agreement, dated as of February 5, 2023, by and between Altice USA, Inc. and Marc Sirota, as amended February 22, 2023 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-38126) filed on May 3, 2023).

10.37	Transition Agreement, dated as of December 10, 2024, by and between Altice USA, Inc. and Colleen Schmidt.
10.38*	Retention Cash Award Agreement, dated as of February 11, 2026, by and between Optimum Communications, Inc. and Dennis Mathew.
10.39*	Retention Cash Award Agreement, dated as of February 11, 2026, by and between Optimum Communications, Inc. and Dexter Goei.
10.40*	Form of Independent Director Cash Award Agreement.
10.41	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-38126) filed on August 1, 2024).
19*	Optimum Communications, Inc. Insider Trading Policy.
21*	List of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Section 302 Certification of the CEO.
31.2*	Section 302 Certification of the CFO.
32*	Section 906 Certifications of the CEO and CFO.
97*	Optimum Communications, Inc. Dodd-Frank Clawback Policy, effective as of November 1, 2023.
101	The following financial statements of Optimum Communications, Inc. included in the Optimum Communications Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 13, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders' Deficiency; (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.
104*	The cover page from this Annual Report on Form 10-K formatted in Inline XBRL.

+    Shares of Class A common stock and Class B common stock of the Company are issued in uncertificated form. Therefore, the Company has not filed specimen Class A common stock or Class B common stock certificates. Reference is made to Exhibits 3.1 and 3.2 hereto.
*    Filed herewith.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of February, 2026.

Optimum Communications, Inc.

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

Signature	Title	Date
/s/ Dennis Mathew	Chairman and Chief Executive Officer	February 13, 2026
Dennis Mathew	(Principal Executive Officer)

/s/ Marc Sirota	Chief Financial Officer	February 13, 2026
Marc Sirota	(Principal Financial Officer)

/s/ Maria Bruzzese	Senior Vice President and Chief Accounting Officer	February 13, 2026
Maria Bruzzese	(Principal Accounting Officer)

/s/ David Drahi	Director	February 13, 2026
David Drahi

/s/ Patrick Drahi	Director	February 13, 2026
Patrick Drahi

/s/ Dexter Goei	Director	February 13, 2026
Dexter Goei

/s/ Mark Mullen	Director	February 13, 2026
Mark Mullen

/s/ Dennis Okhuijsen	Director	February 13, 2026
Dennis Okhuijsen

/s/ Susan C. Schnabel	Director	February 13, 2026
Susan C. Schnabel

/s/ Charles Stewart	Director	February 13, 2026
Charles Stewart

/s/ Raymond Svider	Director	February 13, 2026
Raymond Svider

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	F-2
Auditor Name: KPMG LLP
Auditor Location: New York, New York
Auditor Firm ID: 185

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Financial Statements
Consolidated Balance Sheets - December 31, 2025 and 2024	F-7
Consolidated Statements of Operations - years ended December 31, 2025, 2024 and 2023	F-8
Consolidated Statements of Comprehensive Income (Loss) - years ended December 31, 2025, 2024 and 2023	F-9
Consolidated Statements of Stockholders' Deficiency - years ended December 31, 2025, 2024 and 2023	F-10
Consolidated Statements of Cash Flows - years ended December 31, 2025, 2024 and 2023	F-13
Combined Notes to Consolidated Financial Statements	F-19
Supplemental Financial Statements Furnished:
CSC HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Financial Statements
Consolidated Balance Sheets - December 31, 2025 and 2024	F-14
Consolidated Statements of Operations - years ended December 31, 2025, 2024 and 2023	F-15
Consolidated Statements of Comprehensive Income (Loss) - years ended December 31, 2025, 2024 and 2023	F-16
Consolidated Statements of Member's Deficiency - years ended December 31, 2025, 2024 and 2023	F-17
Consolidated Statements of Cash Flows - years ended December 31, 2025, 2024 and 2023	F-18
Combined Notes to Consolidated Financial Statements	F-19

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Optimum Communications, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Optimum Communications, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficiency, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 13, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
February 13, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Optimum Communications, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Optimum Communications, Inc. and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficiency, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of goodwill and indefinite-lived cable franchise rights for impairment
As discussed in Note 10 to the consolidated financial statements, the Company’s goodwill and indefinite-lived cable franchise rights balances as of December 31, 2025, were $8,041 million and $11,600 million, respectively. The Company assesses recoverability of goodwill at the reporting unit level and indefinite-lived cable franchise rights as a single unit of account annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount more likely than not exceeds its fair value. The Company recognized an impairment charge of $1,611 million for the year ended December 31, 2025 to reduce the carrying value of the indefinite-lived cable franchise rights to its fair value.
We identified the evaluation of the fair value of the Telecommunications reporting unit and of the indefinite-lived cable franchise rights used in the impairment assessments as a critical audit matter. Challenging auditor judgment and involvement of valuation professionals with specialized skills and knowledge were required to evaluate certain assumptions used to estimate the fair value of the Telecommunications reporting unit and the indefinite-lived cable franchise rights, including the revenue growth rates, long-term growth rates, and discount rates. Changes in these assumptions could have had a significant impact on the Company's assessment of the carrying values of goodwill and the indefinite-lived cable franchise rights as well as the related impairment charge recorded.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's evaluation of goodwill and indefinite-lived cable franchise rights for impairment. This included controls related to the Company's development of revenue growth rates, long-term growth rates, and discount rates. We performed sensitivity analyses over the revenue growth rates, long-term growth rates, and discount rate assumptions used in the Company's estimates of the fair values of the Telecommunications reporting unit and the indefinite-lived cable franchise rights to assess the impact changes in those assumptions would have had on the Company's determination of carrying values. We evaluated the Company's revenue growth rate assumptions by comparing them to historical revenue growth rates. We compared the Company's historical revenue forecasts to actual results to assess the Company's ability to accurately forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the long-term growth rates by independently developing long-term growth rate ranges using publicly available market data and comparing them to the Company's long-term growth rates
•evaluating the discount rates by independently developing discount rate ranges using publicly available market data for comparable entities and comparing them to the Company's discount rate
•developing estimated ranges of fair value using the Company's cash flow projections and the independently developed discount rates ranges and long-term growth rates and compared the results to the Company's fair value estimates developing estimated ranges of fair value using the Company's cash flow projections and the independently developed discount rates ranges and long-term growth rates and compared the results to the Company's fair value estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
New York, New York
February 13, 2026

Report of Independent Registered Public Accounting Firm
To the Member and Board of Directors
CSC Holdings, LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CSC Holdings, LLC and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), changes in total member’s deficiency, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Evaluation of goodwill and indefinite-lived cable franchise rights for impairment
As discussed in Note 10 to the consolidated financial statements, the Company’s goodwill and indefinite-lived cable franchise rights balances as of December 31, 2025, were $8,041 million and $11,600 million, respectively. The Company assesses recoverability of goodwill at the reporting unit level and indefinite-lived cable franchise rights as a single unit of account annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount more likely than not exceeds its fair value. The Company recognized an impairment charge of $1,611 million for the year ended December 31, 2025 to reduce the carrying value of the indefinite-lived cable franchise rights to its fair value.
We identified the evaluation of the fair value of the Telecommunications reporting unit and of the indefinite-lived cable franchise rights used in the impairment assessments as a critical audit matter. Challenging auditor judgment and involvement of valuation professionals with specialized skills and knowledge were required to evaluate certain assumptions used to estimate the fair value of the Telecommunications reporting unit and the indefinite-lived cable franchise rights, including the revenue growth rates, long-term growth rates, and discount rates. Changes in these assumptions could have had a significant impact on the Company's assessment of the carrying values of goodwill and the indefinite-lived cable franchise rights as well as the related impairment charge recorded.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's evaluation of goodwill and indefinite-lived cable franchise rights for impairment. This included controls related to the Company's development of revenue growth rates, long-term growth rates, and discount rates. We performed sensitivity analyses over the revenue growth rates, long-term growth rates, and discount rate assumptions used in the Company's estimates of the fair values of the Telecommunications reporting unit and the indefinite-lived cable franchise rights to assess the impact changes in those assumptions would have had on the Company's determination of carrying values. We evaluated the Company's revenue growth rate assumptions by comparing them to historical revenue growth rates. We compared the Company's historical revenue forecasts to actual results to assess the Company's ability to accurately forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the long-term growth rates by independently developing long-term growth rate ranges using publicly available market data and comparing them to the Company's long-term growth rates
•evaluating the discount rates by independently developing discount rate ranges using publicly available market data for comparable entities and comparing them to the Company's discount rate
•developing estimated ranges of fair value using the Company's cash flow projections and the independently developed discount rates ranges and long-term growth rates and compared the results to the Company's fair value estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
New York, New York
February 13, 2026

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$1,012,201	$256,534
Restricted cash	107,384	290
Accounts receivable, trade (less allowance for credit losses of $35,389 and $24,232, respectively)	335,820	332,271
Prepaid expenses and other current assets ($475 and $314 due from affiliates, respectively)	189,391	141,897
Total current assets	1,644,796	730,992
Property, plant and equipment, net of accumulated depreciation of $9,835,958 and $8,762,014, respectively	8,351,391	8,414,632
Right-of-use operating lease assets	243,626	248,013
Other assets	120,341	94,403
Amortizable intangibles, net of accumulated amortization of $6,461,571 and $6,190,154, respectively	702,467	960,805
Indefinite-lived cable franchise rights	11,600,000	13,211,308
Goodwill	8,041,217	8,041,217
Total assets	$30,703,838	$31,701,370
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$816,860	$971,499
Interest payable	413,709	406,208
Accrued employee related costs	206,192	191,990
Deferred revenue	147,139	74,167
Debt	60,842	185,473
Other current liabilities ($27,029 and $26,944 due to affiliates, respectively)	406,280	425,459
Total current liabilities	2,051,022	2,254,796
Other liabilities	316,398	320,435
Deferred tax liability	4,232,867	4,455,840
Right-of-use operating lease liability	250,407	255,116
Long-term debt, net of current maturities	26,145,372	24,872,015
Total liabilities	32,996,066	32,158,202
Commitments and contingencies (Note 17)
Stockholders' Deficiency:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 288,381,276 shares issued and 287,413,647 outstanding as of December 31, 2025 and 279,948,159 shares issued and 278,980,530 outstanding as of December 31, 2024	2,884	2,799
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 183,019,831 shares outstanding as of December 31, 2025 and 184,224,015 shares outstanding as of December 31, 2024	1,830	1,842
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	252,553	233,953
Accumulated deficit	(2,573,017)	(703,993)
	(2,315,750)	(465,399)
Treasury stock, at cost (967,629 shares of Class A common stock)	(10)	(10)
Accumulated other comprehensive income (loss)	1,604	(3,826)
Total Optimum Communications, Inc. stockholders' deficiency	(2,314,156)	(469,235)
Noncontrolling interests	21,928	12,403
Total stockholders' deficiency	(2,292,228)	(456,832)
Total liabilities and stockholders' deficiency	$30,703,838	$31,701,370
See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2025, 2024 and 2023
(In thousands, except per share amounts)

	2025	2024	2023
Revenue (including revenue from affiliates of $214, $459 and $1,471, respectively) (See Note 16)	$8,590,467	$8,954,417	$9,237,064
Operating expenses:
Programming and other direct costs (including charges from affiliates of $6,491, $11,645 and $13,794, respectively) (See Note 16)	2,637,181	2,896,570	3,029,842
Other operating expenses (including charges from affiliates of $52,766, $45,708 and $57,063, respectively) (See Note 16)	2,681,740	2,711,828	2,646,258
Restructuring, impairments and other operating items (See Note 7)	1,687,130	23,696	214,727
Depreciation and amortization	1,696,974	1,642,231	1,644,297
	8,703,025	7,274,325	7,535,124
Operating income (loss)	(112,558)	1,680,092	1,701,940
Other income (expense):
Interest expense, net	(1,791,462)	(1,763,166)	(1,639,120)
Gain on investments and sale of affiliate interests, net	5	670	180,237
Loss on derivative contracts, net	—	—	(166,489)
Gain on interest rate swap contracts, net	613	18,632	32,664
Gain (loss) on extinguishment of debt and write-off of deferred financing costs	(23,502)	(12,901)	4,393
Other income (expense), net	(3,051)	(5,675)	4,940
	(1,817,397)	(1,762,440)	(1,583,375)
Income (loss) before income taxes	(1,929,955)	(82,348)	118,565
Income tax benefit (expense)	96,908	4,071	(39,528)
Net income (loss)	(1,833,047)	(78,277)	79,037
Net income attributable to noncontrolling interests	(35,977)	(24,641)	(25,839)
Net income (loss) attributable to Optimum Communications, Inc. stockholders	$(1,869,024)	$(102,918)	$53,198
Income (loss) per share:
Basic income (loss) per share	$(4.00)	$(0.22)	$0.12
Basic weighted average common shares (in thousands)	467,782	459,888	454,723

Diluted income (loss) per share	$(4.00)	$(0.22)	$0.12
Diluted weighted average common shares (in thousands)	467,782	459,888	455,034
Cash dividends declared per common share	$—	$—	$—

See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023
Net income (loss)	$(1,833,047)	$(78,277)	$79,037
Other comprehensive income (loss):
Defined benefit pension plans	(158)	12,926	(5,424)
Applicable income taxes	42	(3,477)	1,463
Defined benefit pension plans, net of income taxes	(116)	9,449	(3,961)
Foreign currency translation adjustment	594	(424)	(689)
Other comprehensive income (loss)	478	9,025	(4,650)
Comprehensive income (loss)	(1,832,569)	(69,252)	74,387
Comprehensive income attributable to noncontrolling interests	(35,977)	(24,641)	(25,839)
Comprehensive income (loss) attributable to Optimum Communications, Inc. stockholders	$(1,868,546)	$(93,893)	$48,548

See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued) Years ended December 31, 2025, 2024 and 2023 (In thousands)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Optimum Communications Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2023	$2,719	$1,843	$182,701	$(654,273)	$—	$(8,201)	$(475,211)	$(28,701)	$(503,912)
Net income attributable to Optimum Communications stockholders	—	—	—	53,198	—	—	53,198	—	53,198
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	25,839	25,839
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,077)	(1,077)
Pension liability adjustments, net of income taxes	—	—	—	—	—	(3,961)	(3,961)	—	(3,961)
Foreign currency translation adjustment	—	—	—	—	—	(689)	(689)	(8)	(697)
Share-based compensation expense (equity classified)	—	—	19,090	—	—	—	19,090	—	19,090
Change in noncontrolling interest	—	—	(12,815)	—	—	—	(12,815)	(8,291)	(21,106)
Other	(1)	(1)	(1,790)	—	—	—	(1,792)	—	(1,792)
Balance at December 31, 2023	$2,718	$1,842	$187,186	$(601,075)	$—	$(12,851)	$(422,180)	$(12,238)	$(434,418)

See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued) Years ended December 31, 2025, 2024 and 2023 (In thousands)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Optimum Communications Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2024	$2,718	$1,842	$187,186	$(601,075)	$—	$(12,851)	$(422,180)	$(12,238)	$(434,418)
Net loss attributable to Optimum Communications stockholders	—	—	—	(102,918)	—	—	(102,918)	—	(102,918)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	24,641	24,641
Pension liability adjustments, net of income taxes	—	—	—	—	—	9,449	9,449	—	9,449
Foreign currency translation adjustment	—	—	—	—	—	(424)	(424)	—	(424)
Share-based compensation expense (equity classified)	—	—	49,305	—	—	—	49,305	—	49,305
Other, net	81	—	(2,538)	—	(10)	—	(2,467)	—	(2,467)
Balance at December 31, 2024	$2,799	$1,842	$233,953	$(703,993)	$(10)	$(3,826)	$(469,235)	$12,403	$(456,832)

See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY Years ended December 31, 2025, 2024 and 2023 (In thousands)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Optimum Communications Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2025	$2,799	$1,842	$233,953	$(703,993)	$(10)	$(3,826)	$(469,235)	$12,403	$(456,832)
Net loss attributable to Optimum Communications stockholders	—	—	—	(1,869,024)	—	—	(1,869,024)	—	(1,869,024)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	35,977	35,977
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(26,452)	(26,452)
Pension liability adjustments, net of income taxes	—	—	—	—	—	(116)	(116)	—	(116)
Foreign currency translation adjustment	—	—	—	—	—	594	594	—	594
Share-based compensation expense (equity classified)	—	—	45,131	—	—	—	45,131	—	45,131
Transfer of i24 NEWS to an entity under common control	—	—	(14,465)	—	—	4,952	(9,513)	—	(9,513)
Other	85	(12)	(12,066)	—	—	—	(11,993)	—	(11,993)
Balance at December 31, 2025	$2,884	$1,830	$252,553	$(2,573,017)	$(10)	$1,604	$(2,314,156)	$21,928	$(2,292,228)

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(1,833,047)	$(78,277)	$79,037
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,696,974	1,642,231	1,644,297
Gain on investments, sale of assets, or sale of affiliate interests	(55,119)	(670)	(180,237)
Loss on derivative contracts, net	—	—	166,489
Loss (gain) on extinguishment of debt and write-off of deferred financing costs	23,502	12,901	(4,393)
Amortization of deferred financing costs and discounts (premiums) on indebtedness	26,479	19,628	34,440
Share-based compensation expense	64,088	67,162	47,926
Deferred income taxes	(222,887)	(396,052)	(226,915)
Decrease in right-of-use assets	44,756	44,632	46,108
Allowance for credit losses	67,792	86,561	84,461
Indefinite-lived cable franchise rights impairment	1,611,308	—	—
Goodwill impairment	—	—	163,055
Other	4,398	6,436	11,169
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(72,322)	(58,917)	(77,703)
Prepaid expenses and other assets	(63,901)	30,205	(54,782)
Amounts due from and due to affiliates	117	(44,486)	50,831
Accounts payable and accrued liabilities	(138,688)	3,880	(68,784)
Interest payable	7,501	131,701	29,528
Deferred revenue	59,972	11,018	9,164
Interest rate swap contracts	7,534	104,448	72,707
Net cash provided by operating activities	1,228,457	1,582,401	1,826,398
Cash flows from investing activities:
Capital expenditures	(1,347,294)	(1,433,013)	(1,704,811)
Payments for acquisitions, net of cash acquired	(7,616)	(38,532)	—
Proceeds related to sale of equipment, net of costs of disposal	65,513	6,311	8
Additions to other intangible assets	(4,399)	(1,362)	(924)
Other, net	—	11,083	(796)
Net cash used in investing activities	(1,293,796)	(1,455,513)	(1,706,523)
Cash flows from financing activities:
Proceeds from long-term debt	3,835,000	4,214,750	2,700,000
Repayment of debt	(2,560,602)	(4,223,233)	(2,688,009)
Proceeds from derivative contracts in connection with the settlement of collateralized debt	—	—	38,902
Principal payments on finance lease obligations	(103,241)	(127,349)	(149,297)
Payments related to acquisition of noncontrolling interest	—	(7,261)	(14,070)
Additions to deferred financing costs	(170,544)	(19,560)	(7,247)
Distributions to noncontrolling interest	(26,452)	—	—
Other, net	(24,797)	(9,325)	(2,870)
Net cash provided by (used in) financing activities	949,364	(171,978)	(122,591)
Net increase (decrease) in cash and cash equivalents	884,025	(45,090)	(2,716)
Effect of exchange rate changes on cash and cash equivalents	594	(424)	(697)
Net increase (decrease) in cash and cash equivalents	884,619	(45,514)	(3,413)
Cash, cash equivalents and restricted cash at beginning of year	256,824	302,338	305,751
Cash, cash equivalents and restricted cash at end of year	$1,141,443	$256,824	$302,338
See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$1,001,919	$246,326
Restricted cash	107,384	290
Accounts receivable, trade (less allowance for credit losses of $35,389 and $24,232, respectively)	335,820	332,271
Prepaid expenses and other current assets ($2,821 and $905 due from affiliates, respectively)	191,909	142,694
Total current assets	1,637,032	721,581
Property, plant and equipment, net of accumulated depreciation of $9,835,958 and $8,762,014, respectively	8,351,391	8,414,632
Right-of-use operating lease assets	243,626	248,013
Other assets	132,205	108,855
Amortizable intangibles, net of accumulated amortization of $6,461,571 and $6,190,154, respectively	702,467	960,805
Indefinite-lived cable franchise rights	11,600,000	13,211,308
Goodwill	8,041,217	8,041,217
Total assets	$30,707,938	$31,706,411

LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$816,860	$971,499
Interest payable	413,709	406,208
Accrued employee related costs	206,192	191,990
Deferred revenue	147,139	74,167
Note payable to affiliate (Note 16)	82,500	90,500
Debt	60,842	185,473
Other current liabilities ($27,230 and $26,944 due to affiliates, respectively)	388,298	407,540
Total current liabilities	2,115,540	2,327,377
Other liabilities	268,802	255,683
Deferred tax liability	4,232,867	4,455,840
Right-of-use operating lease liability	250,407	255,116
Long-term debt, net of current maturities	26,145,372	24,872,015
Total liabilities	33,012,988	32,166,031
Commitments and contingencies (Note 17)
Member's deficiency (100 membership units issued and outstanding)	(2,328,582)	(468,197)
Accumulated other comprehensive income (loss)	1,604	(3,826)
Total member's deficiency	(2,326,978)	(472,023)
Noncontrolling interests	21,928	12,403
Total deficiency	(2,305,050)	(459,620)
Total liabilities and member's deficiency	$30,707,938	$31,706,411

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023
Revenue (including revenue from affiliates of $214, $459 and $1,471, respectively) (See Note 16)	$8,590,467	$8,954,417	$9,237,064
Operating expenses:
Programming and other direct costs (including charges from affiliates of $6,491, $11,645 and $13,794, respectively) (See Note 16)	2,637,181	2,896,570	3,029,842
Other operating expenses (including charges from affiliates of $52,766, $45,708 and $57,063 respectively) (See Note 16)	2,691,793	2,713,642	2,646,258
Restructuring, impairments and other operating items (See Note 7)	1,687,130	23,696	214,727
Depreciation and amortization	1,696,974	1,642,231	1,644,297
	8,713,078	7,276,139	7,535,124
Operating income (loss)	(122,611)	1,678,278	1,701,940
Other income (expense):
Interest expense, net	(1,797,008)	(1,764,696)	(1,639,120)
Gain on investments and sale of affiliate interests, net	5	670	180,237
Loss on derivative contracts, net	—	—	(166,489)
Gain on interest rate swap contracts, net	613	18,632	32,664
Gain (loss) on extinguishment of debt and write-off of deferred financing costs	(23,502)	(12,901)	4,393
Other income (expense), net	(3,051)	(5,675)	4,940
	(1,822,943)	(1,763,970)	(1,583,375)
Income (loss) before income taxes	(1,945,554)	(85,692)	118,565
Income tax benefit (expense)	100,175	8,272	(42,577)
Net income (loss)	(1,845,379)	(77,420)	75,988
Net income attributable to noncontrolling interests	(35,977)	(24,641)	(25,839)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(1,881,356)	$(102,061)	$50,149

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023
Net income (loss)	$(1,845,379)	$(77,420)	$75,988
Other comprehensive income (loss):
Defined benefit pension plans	(158)	12,926	(5,424)
Applicable income taxes	42	(3,477)	1,463
Defined benefit pension plans, net of income taxes	(116)	9,449	(3,961)
Foreign currency translation adjustment	594	(424)	(689)
Other comprehensive income (loss)	478	9,025	(4,650)
Comprehensive income (loss)	(1,844,901)	(68,395)	71,338
Comprehensive income attributable to noncontrolling interests	(35,977)	(24,641)	(25,839)
Comprehensive income (loss) attributable to CSC Holdings, LLC's sole member	$(1,880,878)	$(93,036)	$45,499

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S DEFICIENCY
Years ended December 31, 2025, 2024 and 2023
(In thousands)

	Member's Equity (Deficiency)	Accumulated Other Comprehensive Income (Loss)	Total Member's Equity (Deficiency)	Noncontrolling Interests	Total Equity (Deficiency)

Balance at January 1, 2023	$(475,650)	$(8,201)	$(483,851)	$(28,701)	$(512,552)
Net income attributable to CSC Holdings' sole member	50,149	—	50,149	—	50,149
Net income attributable to noncontrolling interests	—	—	—	25,839	25,839
Distributions to noncontrolling interests	—	—	—	(1,077)	(1,077)
Pension liability adjustments, net of income taxes	—	(3,961)	(3,961)	—	(3,961)
Foreign currency translation adjustment	—	(689)	(689)	(8)	(697)
Share-based compensation expense (equity classified)	19,090	—	19,090	—	19,090
Cash distributions to parent, net	(1,793)	—	(1,793)	—	(1,793)
Change in noncontrolling interest	(12,815)	—	(12,815)	(8,291)	(21,106)
Non-cash contributions from parent	8,183	—	8,183	—	8,183
Balance at December 31, 2023	(412,836)	(12,851)	(425,687)	(12,238)	(437,925)
Net loss attributable to CSC Holdings' sole member	(102,061)	—	(102,061)	—	(102,061)
Net income attributable to noncontrolling interests	—	—	—	24,641	24,641
Pension liability adjustments, net of income taxes	—	9,449	9,449	—	9,449
Foreign currency translation adjustment	—	(424)	(424)	—	(424)
Share-based compensation expense (equity classified)	49,305	—	49,305	—	49,305
Cash distributions to parent	(8,399)	—	(8,399)	—	(8,399)
Non-cash contributions from parent	5,794	—	5,794	—	5,794
Balance at December 31, 2024	(468,197)	(3,826)	(472,023)	12,403	(459,620)
Net loss attributable to CSC Holdings' sole member	(1,881,356)	—	(1,881,356)	—	(1,881,356)
Net income attributable to noncontrolling interests	—	—	—	35,977	35,977
Distributions to noncontrolling interests	—	—	—	(26,452)	(26,452)
Pension liability adjustments, net of income taxes	—	(116)	(116)	—	(116)
Foreign currency translation adjustment	—	594	594	—	594
Share-based compensation expense (equity classified)	45,131	—	45,131	—	45,131
Distributions to parent, net	(9,695)	—	(9,695)	—	(9,695)
Transfer of i24 NEWS to an entity under common control	(14,465)	4,952	(9,513)	—	(9,513)
Balance at December 31, 2025	$(2,328,582)	$1,604	$(2,326,978)	$21,928	$(2,305,050)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(1,845,379)	$(77,420)	$75,988
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,696,974	1,642,231	1,644,297
Gain on investments, sale of assets or sale of affiliate interests	(55,119)	(670)	(180,237)
Loss on derivative contracts, net	—	—	166,489
Loss (gain) on extinguishment of debt and write-off of deferred financing costs	23,502	12,901	(4,393)
Amortization of deferred financing costs and discounts (premiums) on indebtedness	26,479	19,628	34,440
Share-based compensation expense	64,088	67,162	47,926
Deferred income taxes	(221,077)	(399,551)	(232,048)
Decrease in right-of-use assets	44,756	44,632	46,108
Allowance for credit losses	67,792	86,561	84,461
Indefinite-lived cable franchise rights impairment	1,611,308	—	—
Goodwill impairment	—	—	163,055
Other	4,398	6,436	11,169
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(72,322)	(58,917)	(77,703)
Prepaid expenses and other assets	(63,089)	15,547	(54,782)
Amounts due from and due to affiliates	(1,394)	(45,141)	59,013
Accounts payable and accrued liabilities	(121,797)	(78,792)	(68,784)
Interest payable	7,501	131,701	29,528
Deferred revenue	59,972	11,018	9,164
Interest rate swap contracts	7,534	104,448	72,707
Net cash provided by operating activities	1,234,127	1,481,774	1,826,398
Cash flows from investing activities:
Capital expenditures	(1,347,294)	(1,433,013)	(1,704,811)
Payment for acquisitions, net of cash acquired	(7,616)	(38,532)	—
Proceeds related to sale of equipment, net of costs of disposal	65,513	6,311	8
Additions to other intangible assets	(4,399)	(1,362)	(924)
Other, net	—	11,083	(796)
Net cash used in investing activities	(1,293,796)	(1,455,513)	(1,706,523)
Cash flows from financing activities:
Proceeds from long-term debt	3,835,000	4,214,750	2,700,000
Repayment of debt	(2,568,602)	(4,225,233)	(2,688,009)
Proceeds from note payable to affiliates	—	92,500	—
Proceeds from derivative contracts in connection with the settlement of collateralized debt	—	—	38,902
Distributions to parent	(9,738)	(8,399)	(1,793)
Principal payments on finance lease obligations	(103,241)	(127,349)	(149,297)
Payment related to acquisition of a noncontrolling interest	—	(7,261)	(14,070)
Additions to deferred financing costs	(170,544)	(19,560)	(7,247)
Other, net	(12,803)	(1,000)	(1,077)
Distributions to noncontrolling interests	(26,452)	—	—
Net cash provided by (used in) financing activities	943,620	(81,552)	(122,591)
Net increase (decrease) in cash and cash equivalents	883,951	(55,291)	(2,716)
Effect of exchange rate changes on cash and cash equivalents	594	(424)	(697)
Net increase (decrease) in cash and cash equivalents	884,545	(55,715)	(3,413)
Cash, cash equivalents and restricted cash at beginning of year	246,616	302,331	305,744
Cash, cash equivalents and restricted cash at end of year	$1,131,161	$246,616	$302,331
See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
NOTE 1.    DESCRIPTION OF BUSINESS AND RELATED MATTERS
The Company and Related Matters
Optimum Communications, Inc. ("Optimum Communications,") formerly known as Altice USA, Inc. ("Altice USA") was incorporated in Delaware on September 14, 2015. Optimum Communications is majority-owned by Patrick Drahi through Next Alt. S.à.r.l. ("Next Alt"). Patrick Drahi also controls Altice Group Lux S.à.r.l., formerly Altice Europe N.V. ("Altice Europe") and its subsidiaries and other entities. On November 7, 2025, we amended our certificate of incorporation to change our corporate name from Altice USA, Inc. to Optimum Communications, Inc.).
Optimum Communications is a holding company that does not conduct any business operations of its own. Altice Europe, through a subsidiary, acquired Cequel Corporation ("Cequel") on December 21, 2015 (the "Cequel Acquisition") and Cequel was contributed to Optimum Communications on June 9, 2016. Optimum Communications acquired Cablevision Systems Corporation ("Cablevision") on June 21, 2016 (the "Cablevision Acquisition").
Optimum Communications, through CSC Holdings, LLC (a wholly-owned subsidiary of Cablevision) and its consolidated subsidiaries ("CSC Holdings," and collectively with Optimum Communications, the "Company", "we", "us" and "our"), principally delivers broadband, video, and telephony services to residential and business customers, as well as proprietary content and advertising services in the United States. We market our residential services under the Optimum brand and provide enterprise services under the Lightpath and Optimum Business brands. In addition, we offer a full service mobile offering to consumers across our footprint. As these businesses are managed on a consolidated basis, we classify our operations in one segment.
The accompanying consolidated financial statements ("consolidated financial statements") of Optimum Communications include the accounts of Optimum Communications and its majority-owned subsidiaries and the accompanying consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. The consolidated balance sheets and statements of operations of Optimum Communications are essentially identical to the consolidated balance sheets and statements of operations of CSC Holdings, except for the assets and liabilities and results of operations associated with the wholly-owned subsidiary of Optimum Communications that provides insurance coverage to CSC Holdings ("Captive"), as well as additional cash and deferred tax liabilities at Optimum Communications. Additionally, CSC Holdings and its subsidiaries have certain intercompany receivables from and payables to Optimum Communications.
The combined notes to the consolidated financial statements relate to the Company, which, except as noted, are essentially identical for Optimum Communications and CSC Holdings. All significant intercompany transactions and balances between Optimum Communications and its respective consolidated subsidiaries are eliminated in Optimum Communications' consolidated financial statements. All significant intercompany transactions and balances between CSC Holdings and its respective consolidated subsidiaries are eliminated in CSC Holdings' consolidated financial statements. Intercompany transactions between Optimum Communications and CSC Holdings are not eliminated in the CSC Holdings consolidated financial statements, but are eliminated in the Optimum Communications consolidated financial statements.
The financial statements of CSC Holdings are included herein as supplemental information as CSC Holdings is not an SEC registrant.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Summary of Significant Accounting Policies
Revenue Recognition
Residential Services
We derive revenue through monthly charges to residential customers of our broadband, video, and telephony services, including installation services. In addition, we derive revenue from digital video recorder, video-on-demand, pay-per-view, and home shopping commissions which are reflected in "Residential video" revenues. We recognize broadband, video, and telephony revenues as the services are provided to a customer on a monthly basis. Each service is accounted for as a distinct performance obligation. Revenue from the sale of bundled services at a discounted rate is allocated to each product based on the standalone selling price of each performance obligation within the bundled offer. Estimating the standalone selling price requires judgment and is typically determined based on the current prices at which the separate services are sold by us. Installation revenue for our residential services is deferred and recognized over the benefit period, which is generally less than one year. The estimated benefit period takes into account both quantitative and qualitative factors including the significance of average installation fees to total recurring revenue per customer.
Also, we offer mobile services providing data, talk and text to consumers in or near our service areas. Customers are billed monthly for access to and usage of our mobile services. We recognize mobile service revenue ratably over the monthly service period as the services are provided to the customers.
We are assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collect such taxes from our customers. In instances where the tax is being assessed directly on us, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the years ended December 31, 2025, 2024 and 2023, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $202,030, $212,207 and $219,988, respectively.
Business and Wholesale Revenue
We derive revenue from the sale of products and services to both large enterprise and small and medium-sized business ("SMB") customers, including broadband, telephony, networking, video services, and mobile reflected in "Business services and wholesale" revenues. Our business services also include ethernet, data transport, and IP-based virtual private networks. We provide managed services to businesses, including hosted telephony services (cloud based SIP-based private branch exchange), managed WiFi, managed desktop and server backup and managed collaboration services including audio and web conferencing. We also offer fiber-to-the-tower services to wireless carriers for cell tower backhaul, which enables wireline communications service providers to connect to customers that their own networks do not reach. We recognize revenues for these services as the services are provided to a customer on a monthly basis. We also enter into contractual agreements to grant indefeasible rights of use of dark fiber for a specified term, typically 20 years. These transactions are accounted for under Accounting Standards Codification Topic 842 as sales-type leases and revenue is recognized at the time of delivery and acceptance by the customer.
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

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
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
Other Revenue
Other revenue includes primarily revenue derived from the sale of mobile devices which is recognized upon delivery and acceptance of the equipment by the customer. Under our mobile device payment plan, the customer is sold the device in exchange for a non-interest-bearing installment note, which is repaid by the customer, typically over a 36-month term, and concurrently enters into a month-to-month contract for mobile service. We may offer certain promotions regarding mobile devices that provide billing credits applied over a specified term, contingent upon the customer maintaining service. These credits are included in the transaction price, which are allocated to the performance obligations based on their relative selling price and are recognized when earned.
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
Deferred enterprise sales commission costs are included in other current and noncurrent assets in the consolidated balance sheet and totaled $21,397 and $19,743 as of December 31, 2025 and 2024, respectively.
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

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
The following table presents the composition of revenue:

	Years Ended December 31,
	2025	2024	2023
Residential:
Broadband	$3,542,230	$3,645,460	$3,824,472
Video	2,590,790	2,896,600	3,072,011
Telephony	253,677	277,938	300,198
Mobile	164,568	117,084	77,012
Residential revenue	6,551,265	6,937,082	7,273,693
Business services and wholesale	1,489,061	1,471,764	1,467,149
News and advertising	471,800	486,172	447,742
Other	78,341	59,399	48,480
Total revenue	$8,590,467	$8,954,417	$9,237,064
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
Advertising Expenses
Advertising costs are charged to expense when incurred and are reflected in "other operating expenses" in the accompanying consolidated statements of operations. Advertising costs amounted to $253,369, $263,529 and $253,777 for the years ended December 31, 2025, 2024 and 2023, respectively.
Share-Based Compensation
Share-based compensation expense which primarily relates to awards of stock options, restricted shares, and performance stock units, is based on the fair value of share-based payment awards at the date of grant. We recognize

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
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

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
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
The assessment of recoverability may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit or the indefinite-lived cable franchise right is less than its carrying amount. These qualitative factors include macroeconomic conditions such as changes in interest rates, industry and market considerations, recent and projected financial performance of the reporting units, as well as other factors. A quantitative test is performed if we conclude that it is more likely than not that the fair value of a reporting unit or an indefinite-lived cable franchise right is less than its carrying amount or if a qualitative assessment is not performed. In 2025, we performed quantitative assessments as of September 30, 2025 and qualitative assessments as of our annual impairment test date for our goodwill and our indefinite-lived cable franchise rights impairment tests. In 2024, we performed quantitative assessments as of our annual impairment test date for our goodwill and our indefinite-lived cable franchise rights recoverability tests. See Note 10 for a discussion of the results of our annual impairment tests.
Goodwill
Goodwill resulted from business combinations and represents the excess amount of the consideration paid over the identifiable assets and liabilities recorded in the acquisitions. We test goodwill for impairment at the reporting unit level: (i) Telecommunications and (ii) News and Advertising.
The quantitative test for goodwill identifies potential impairment by comparing the fair value of the reporting units with their carrying amounts. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
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
We estimate the fair value of our cable franchise rights using the multiple period excess earnings method, a discounted cash flow income approach which isolates the discrete cash flows attributable to the franchise rights from the business enterprise cash flows which incorporates significant judgments including updated projections of future cash flows, growth rates, and discount rates. Estimates and assumptions utilized in estimating the fair value of our indefinite-lived cable franchise rights could have a significant impact on whether an impairment charge is recognized

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments. Changes in assumptions could significantly affect the estimates.
Deferred Financing Costs
Deferred financing costs, which are presented as a reduction of debt, are amortized to interest expense using the effective interest method over the terms of the related debt.
Derivative Financial Instruments
We account for derivative financial instruments as either assets or liabilities measured at fair value. We currently use derivative instruments to manage our exposure to market risk related to interest rate fluctuations. Through January 2023 we used derivative instruments to manage our exposure against equity price risk on shares of Comcast Corporation ("Comcast") common stock we previously owned. We do not hold or issue derivative instruments for speculative or trading purposes. Our derivative instruments are not designated as hedges, and changes in the fair values of these derivatives are recognized in the consolidated statements of operations as gain (loss) on derivative contracts or gain (loss) on interest rate swap contracts.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when we believe it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated.
Foreign Currency
Certain of our subsidiaries (including our international news channel through mid-December 2025 and our customer care center) are located outside the United States. The functional currency for these subsidiaries is determined based on the primary economic environment in which the subsidiary operates. Revenues and expenses for these subsidiaries are translated into U.S. dollars using rates that approximate those in effect during the period and the assets and liabilities are translated into U.S. dollars using exchange rates in effect at the end of each period. The resulting gains and losses from these translations are recognized in cumulative translation adjustment included in accumulated other comprehensive income (loss) in stockholders’/member's equity (deficiency) on the consolidated balance sheets.
Common Stock of Optimum Communications
Each holder of our Class A common stock has one vote per share while holders of our Class B common stock have twenty-five votes per share. Class B shares can be converted to Class A common stock at any time with a conversion ratio of one Class A common share for one Class B common share.
The following table provides details of our shares of common stock outstanding:

	Shares of Common Stock Outstanding
	Class A Common Stock	Class B Common Stock
Balance at
Balance at December 31, 2023	271,772,978	184,224,428
Conversion of Class B common stock to Class A common stock	413	(413)
Issuance of common shares in connection with the vesting of restricted stock units	5,224,768	—
Issuance of common shares in connection with the vesting of deferred cash awards, net of shares recorded as Treasury stock	1,982,371	—
Balance at December 31, 2024	278,980,530	184,224,015
Conversion of Class B common stock to Class A common stock	1,204,184	(1,204,184)
Issuance of common shares in connection with the vesting of restricted stock units	7,228,933	—
Balance at December 31, 2025	287,413,647	183,019,831

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
CSC Holdings Membership Interests
As of December 31, 2025 and 2024, CSC Holdings had 100 membership units issued and outstanding, which are all indirectly owned by Optimum Communications.
Dividends and Distributions
Optimum Communications
Optimum Communications may pay dividends on its capital stock only from net profits and surplus as determined under Delaware law. If dividends are paid on Optimum Communications common stock, holders of the Optimum Communications Class A common stock and Optimum Communications Class B common stock are entitled to receive dividends, and other distributions in cash, stock or property, equally on a per share basis, except that stock dividends with respect to Optimum Communications Class A common stock may be paid only with shares of Optimum Communications Class A common stock and stock dividends with respect to Optimum Communications Class B common stock may be paid only with shares of Optimum Communications Class B common stock.
Our indentures restrict the amount of dividends and distributions in respect of any equity interest that can be made.
During 2025, 2024 and 2023, there were no dividends paid to shareholders by Optimum Communications.
CSC Holdings
CSC Holdings may make distributions on its membership interests only if sufficient funds exist as determined under Delaware law. See Note 16 for a discussion of equity distributions that CSC Holdings made to its parent.
Concentrations of Credit Risk
Financial instruments that may potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents and trade account receivables. We monitor the financial institutions and money market funds where we invest our cash and cash equivalents, and we diversify across counterparties to mitigate exposure to any single financial institution. Our emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments. Management believes that no significant concentration of credit risk exists with respect to its cash and cash equivalents because of its assessment of the creditworthiness and financial viability of the respective financial institutions.
We did not have a single customer that represented 10% or more of our consolidated revenues for the years ended December 31, 2025, 2024 and 2023 or 10% or more of our consolidated net trade receivables at December 31, 2025, and 2024, respectively.
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
Reclassifications
Certain reclassifications have been made to the 2024 amounts to conform to the 2025 presentation.
NOTE 3.    ACCOUNTING STANDARDS
Accounting Standards Adopted in 2025
ASU No. 2023-09 Income Taxes—Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes—Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
income taxes paid. We adopted ASU No. 2023-09 for the year ended December 31, 2025. See Note 14 for additional disclosures.
Accounting Standards Adopted in 2024
ASU No. 2023-07 Segment Reporting—Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities. ASU No. 2023-07 is meant to enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and provide new segment disclosure requirements for entities with a single reportable segment. We adopted ASU 2023-07 for the year ended December 31, 2024. See Note 18 for further information.
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
Recently Issued But Not Yet Adopted Accounting Pronouncements
ASU No. 2025-11, Interim Reporting (Topic 270) —Narrow-Scope Improvements
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The update is intended to improve the navigability of interim reporting guidance and clarify the required disclosures for interim periods. Key amendments include the establishment of a comprehensive list of required interim disclosures within Topic 270 and the introduction of a disclosure principle requiring an entity to disclose events occurring since the most recent annual reporting period that have a material impact on the entity.
The amendments also clarify the form and content requirements for condensed financial statements, including specific significance thresholds for financial statement captions. The ASU is effective for us for interim periods beginning January 1, 2028, with early adoption permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements and related disclosures.
ASU No. 2025-06 Intangibles—Goodwill and Other—Internal-Use Software
In September 2025, the FASB issued Accounting Standard Update ("ASU") 2025-06 Intangibles—Goodwill and Other—Internal-Use Software related to accounting for internal-use software costs. The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 becomes effective for us on January 1, 2028, though early adoption is permitted. We are currently evaluating the impact of adopting ASU 2025-06 on our consolidated financial statements and related disclosures.
ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires disaggregated disclosures of certain categories of expenses on an annual and interim basis. ASU 2024-03 becomes effective for us for annual reporting periods beginning January 1, 2027, and interim reporting periods beginning January 1, 2028 for us. We are currently evaluating the impact of adopting ASU 2024-03 on our consolidated financial statements and related disclosures, but we expect the adoption will result in additional disaggregation of expense captions within our footnote disclosures.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
NOTE 4.    NET INCOME (LOSS) PER SHARE
Basic net income (loss) per common share attributable to Optimum Communications stockholders is computed by dividing net income (loss) attributable to Optimum Communications stockholders by the weighted average number of common shares outstanding during the period. Diluted income per common share attributable to Optimum Communications stockholders reflects the dilutive effects of stock options, restricted stock, restricted stock units, and deferred cash-denominated awards. For awards that are performance based, the dilutive effect is reflected upon the achievement of the performance criteria. In periods with reported net losses attributable to Optimum Communications stockholders, share-based awards are anti-dilutive and excluded from the calculation of diluted loss per share.
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income per share attributable to Optimum Communications stockholders:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Basic weighted average shares outstanding	467,782	459,888	454,723
Effect of dilution:
Restricted stock	—	—	74
Deferred cash-denominated awards (Note 15)	—	—	237
Diluted weighted average shares outstanding	467,782	459,888	455,034

Weighted average shares excluded from diluted weighted average shares outstanding:
Anti-dilutive shares	29,901	32,488	46,084
Share-based compensation awards whose performance metrics have not been achieved	24,339	23,950	20,831
Net income (loss) per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Optimum Communications.
NOTE 5.    ALLOWANCE FOR CREDIT LOSSES
Activity related to our allowance for credit losses is presented below:

	Balance at Beginning of Period	Provision for Expected Credit Losses	Deductions/Write-Offs and Other Charges, Net of Recoveries	Balance at End of Period
Year Ended December 31, 2025
Allowance for credit losses	$24,232	$67,792	$(56,635)	$35,389

Year Ended December 31, 2024
Allowance for credit losses	$21,915	$86,561	$(84,244)	$24,232

Year Ended December 31, 2023
Allowance for credit losses	$20,767	$84,461	$(83,313)	$21,915

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
Our non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2025	2024	2023
Non-Cash Investing and Financing Activities:

Optimum Communications and CSC Holdings:
Capital expenditures accrued but unpaid	$269,438	$331,826	$317,000
Vendor financed capital additions	3,218	34,883	—
Notes payable for the purchase of equipment and other assets	—	50,642	213,325
Right-of-use assets acquired in exchange for finance lease obligations	63,498	44,356	133,056
Additions to other intangible assets	8,356	—	—
Payable relating to acquisition of noncontrolling interest	—	—	7,036
Contingent consideration related to acquisitions	—	11,474	—
Other non-cash investing and financing transactions	—	—	249
Principal amount of Incremental Term Loan B-7 issued	2,000,000	—	—
Principal amount of Incremental Term Loan B-7 redeemed	(2,000,000)	—	—
Transfer of i24 NEWS to an entity under common control	(9,513)	—	—

CSC Holdings:
Contributions from parent, net	43	5,794	8,183
Supplemental Data:
Optimum Communications and CSC Holdings:
Cash interest paid, net of capitalized interest of $—, $2,720 and $15,830, respectively	1,781,107	1,619,970	1,582,646
CSC Holdings:
Cash interest paid relating to a note payable to Captive (see Note 16)	5,234	1,460	—
Reconciliation of cash, cash equivalents and restricted cash:

	Years Ended December 31,
	2025	2024
Optimum Communications:
Cash and cash equivalents	$1,012,201	$256,534
Restricted cash, short-term (see Note 11)	107,384	290
Restricted cash, long-term, included within the line item “other assets” (see Note 11)	21,858	—
Total cash, cash equivalents and restricted cash	$1,141,443	$256,824

	Years Ended December 31,
	2025	2024
CSC Holdings:
Cash and cash equivalents	$1,001,919	$246,326
Restricted cash, short-term (see Note 11)	107,384	290
Restricted cash, long-term, included within the line item “other assets” (see Note 11)	21,858	—
Total cash, cash equivalents and restricted cash	$1,131,161	$246,616

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
NOTE 7.    RESTRUCTURING, IMPAIRMENTS AND OTHER OPERATING ITEMS
Our restructuring, impairments and other operating items are comprised of the following:

	Years Ended December 31,
	2025	2024	2023
Impairment charge (a)	$1,611,308	$—	$163,055
Contractual payments for terminated employees (b)	85,123	19,400	39,915
Gain on disposal of assets (c)	(55,114)	—	—
Transaction costs related to certain transactions not related to our operations	35,048	10,780	5,180
Litigation settlement expense, net of reimbursements (d)	3,000	(59,750)	—
Impairment of right-of-use operating lease assets	5,341	5,558	10,554
Contract termination costs (e)	2,058	41,924	—
Facility realignment costs and other	366	5,784	(3,977)
Restructuring, impairments and other operating items	$1,687,130	$23,696	$214,727

(a)We recorded an impairment charge related to our indefinite-lived cable franchise rights in 2025 and we recorded an impairment charge relating to our News and Advertising reporting unit in 2023. See Note 10 for additional information.
(b)Includes costs related to our workforce management initiatives, including costs related to a voluntary retirement program.
(c)In July 2025, we completed the sale of certain tower assets for $59,908 and recorded a gain of $55,114. In connection with the sale, we entered into a master license agreement with the buyer pursuant to which we maintain access to space on certain of those towers for an initial term of 5 years.
(d)2024 amount includes a credit resulting from the waiver of a payment obligation in June 2024 related to a patent infringement settlement agreement reached in the fourth quarter of 2022 (of which $65,000 of the settlement was paid in 2022), and a credit resulting from the indemnification from a supplier related to this matter. Offsetting these credits was an expense, net of insurance recoveries, in connection with the settlement of other significant litigation.
(e)Represents costs to early terminate contracts with vendors.
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

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	December 31,		Estimated Useful Lives
	2025	2024
Customer premise equipment	$2,575,136	$2,404,889	3 to 5 years
Headends and related equipment	2,530,890	2,475,499	5 to 25 years
Infrastructure	9,854,837	9,298,328	5 to 25 years
Equipment and software	1,791,700	1,607,236	3 to 10 years
Construction in progress (including materials and supplies)	310,533	328,033
Furniture and fixtures	84,586	82,150	5 to 8 years
Transportation equipment	180,389	139,627	5 to 10 years
Buildings and building improvements	602,027	592,421	7 to 40 years
Leasehold improvements	206,608	198,449	Term of lease
Land	50,643	50,014
	18,187,349	17,176,646
Less accumulated depreciation and amortization	(9,835,958)	(8,762,014)
	$8,351,391	$8,414,632
For the years ended December 31, 2025, 2024 and 2023, we capitalized certain costs aggregating $219,177, $255,942 and $147,267, respectively, related to the acquisition and development of internal use software, which are included in the table above.
Depreciation expense on property, plant and equipment (including finance leases) for the years ended December 31, 2025, 2024 and 2023 amounted to $1,426,157, $1,326,388 and $1,252,919, respectively, including losses related to the disposal of plant and equipment and accelerated depreciation.
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
Balance sheet information related to our leases is presented below:

	Balance Sheet location	December 31,
		2025	2024
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$243,626	$248,013
Right-of-use lease liability, current	Other current liabilities	39,604	45,091
Right-of-use lease liability, long-term	Right-of-use operating lease liability	250,407	255,116

Finance leases:
Right-of-use lease assets	Property, plant and equipment	124,632	232,117
Right-of-use lease liability, current	Current portion of long-term debt	24,100	77,770
Right-of-use lease liability, long-term	Long-term debt	81,519	67,592

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
The following provides details of our lease expense:

	Years Ended December 31,
	2025	2024
Operating lease expense, net	$60,060	$59,429
Finance lease expense:
Amortization of assets	41,086	81,289
Interest on lease liabilities	8,479	15,462
Total finance lease expense	49,565	96,751
	$109,625	$156,180
Other information related to our leases is presented below:

	As of December 31,
	2025	2024
Right-of-use assets acquired in exchange for operating lease obligations	$44,869	$41,002
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from finance leases	8,479	15,462
Operating cash flows from operating leases	72,374	69,818
Weighted Average Remaining Lease Term:
Operating leases	7.7 years	7.9 years
Finance leases	4.7 years	3.1 years
Weighted Average Discount Rate:
Operating leases	5.96%	5.72%
Finance leases	7.30%	8.17%
The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

	Finance leases	Operating leases
2026	$30,535	$52,127
2027	30,315	53,874
2028	28,368	48,407
2029	17,255	43,954
2030	9,150	41,285
Thereafter	2,332	128,991
Total future minimum lease payments, undiscounted	117,955	368,638
Less: Imputed interest	(12,336)	(78,627)
Present value of future minimum lease payments	$105,619	$290,011

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
NOTE 10.    GOODWILL AND INTANGIBLE ASSETS
Our amortizable intangible assets primarily consist of customer relationships acquired pursuant to business combinations and represent the value of the business relationship with those customers.
The following table summarizes information relating to our acquired amortizable intangible assets:

	As of December 31, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,089,374	$(5,405,190)	$684,184	$6,089,050	$(5,137,180)	$951,870	1 to 18 years
Trade names	1,010,000	(1,010,000)	—	1,010,000	(1,010,000)	—	4 to 7 years
Other amortizable intangibles	64,664	(46,381)	18,283	51,909	(42,974)	8,935	1 to 15 years
	$7,164,038	$(6,461,571)	$702,467	$7,150,959	$(6,190,154)	$960,805
Amortization expense for the years ended December 31, 2025, 2024 and 2023 aggregated $270,817, $315,843, and $391,378, respectively.
The following table sets forth the estimated amortization expense on intangible assets for the periods presented:

Estimated amortization expense
Year Ending December 31, 2026	$221,207
Year Ending December 31, 2027	175,398
Year Ending December 31, 2028	132,094
Year Ending December 31, 2029	89,195
Year Ending December 31, 2030	52,999
The carrying amount of indefinite-lived cable franchise rights and goodwill is presented below:

	Indefinite-lived Cable Franchise Rights	Goodwill
Balance as of December 31, 2022	$13,216,355	$8,208,773
Adjustment related to 2022 acquisition	—	(1,002)
Impairment charge related to Goodwill	—	(163,055)
Balance as of December 31, 2023	13,216,355	8,044,716
Adjustment related to the sale of certain cable assets	(5,047)	(3,499)
Balance as of December 31, 2024	13,211,308	8,041,217
Impairment charge related to cable franchise rights	(1,611,308)	—
Balance as of December 31, 2025	$11,600,000	$8,041,217
Impairment Tests
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

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
During the three months ended September 30, 2025, we completed our annual long-term plan, which reflected a decline in estimated future cash flows. Management concluded that this was a triggering event and a quantitative impairment test of our indefinite-lived cable franchise rights and goodwill was performed as of September 30, 2025.
As a result of our quantitative impairment test, we recorded a non-cash impairment charge of $1,611,308 related to our indefinite-lived cable franchise rights in the third quarter of 2025. These intangible assets represent contractual rights to operate cable systems in specific geographic areas. The decline in the estimated fair value of our indefinite-lived franchise rights was attributable to updated long-term financial projections, that reflected a reduction in estimated future cash flows as a result of the sustained competitive environment and macroeconomic conditions. The impairment analysis was conducted using a discounted cash flow methodology, which incorporated updated projections of future cash flows, growth rates, and discount rates consistent with current market assumptions. If we experience a significant shortfall in cash flows from new customers, then we may incur future non-cash impairment charges on our indefinite-lived cable franchise rights. This charge is included in "Restructuring, impairments and other operating items" in the consolidated statement of operations and did not impact our cash flow or liquidity. As the carrying value of our franchise rights represent fair value, any reduction in the fair value of these rights would result in an additional impairment charge. A hypothetical 10% reduction in the fair value of our franchise rights would result in an impairment charge of approximately $1,160,000.
In connection with the quantitative test performed on goodwill, we concluded the estimated fair value of our Telecommunications reporting unit exceeded its carrying value and no impairment was recorded.
Our annual impairment tests as of October 1 in 2025 and 2024 did not result in any impairment charges. However, in 2023, the carrying value of our News and Advertising reporting unit exceeded its fair value resulting in an impairment charge of $163,055, representing the full carrying amount of the goodwill at the annual impairment test date. Approximately $130,040 of the goodwill was recorded in connection with the acquisition of Cheddar Inc. in 2019. The decrease in the fair value of the News and Advertising reporting unit was primarily due to a decrease in projected cash flows due to the overall decline in the advertising market and an increase in the discount rate used in the discounted cash flow method.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
NOTE 11.    DEBT
The following table provides details of our outstanding debt:

		Interest Rate at December 31, 2025	December 31, 2025		December 31, 2024
Date Issued	Maturity Date		Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
October 18, 2018	April 1, 2028	7.500%	$4,118	$4,116	$4,118	$4,115
November 27, 2018	April 1, 2028	7.500%	1,045,882	1,045,342	1,045,882	1,045,130
July 10 and October 7, 2019	January 15, 2030	5.750%	2,250,000	2,268,198	2,250,000	2,272,150
June 16 and August 17. 2020	December 1, 2030	4.625%	2,325,000	2,350,423	2,325,000	2,354,856
May 13, 2021	November 15, 2031	5.000%	500,000	498,846	500,000	498,681
			6,125,000	6,166,925	6,125,000	6,174,932
CSC Holdings Senior Guaranteed Notes:
September 23, 2016	April 15, 2027	5.500%	1,310,000	1,309,053	1,310,000	1,308,363
January 29, 2018	February 1, 2028	5.375%	1,000,000	997,814	1,000,000	996,853
January 31, 2019	February 1, 2029	6.500%	1,750,000	1,748,770	1,750,000	1,748,423
June 16, 2020	December 1, 2030	4.125%	1,100,000	1,097,399	1,100,000	1,096,940
August 17, 2020	February 15, 2031	3.375%	1,000,000	998,183	1,000,000	997,864
May 13, 2021	November 15, 2031	4.500%	1,500,000	1,496,573	1,500,000	1,496,075
April 25, 2023	May 15, 2028	11.250%	1,000,000	996,406	1,000,000	995,174
January 25, 2024	January 31, 2029	11.750%	2,050,000	2,037,054	2,050,000	2,033,786
			10,710,000	10,681,252	10,710,000	10,673,478
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility (b)	July 13, 2027	6.100%	2,125,000	2,123,506	1,700,000	1,697,559
Incremental Term Loan B-5 (c)	April 15, 2027	8.250%	2,827,500	2,822,895	2,857,500	2,849,460
Incremental Term Loan B-6 (d)	January 15, 2028		—	—	1,966,908	1,936,863
Incremental Term Loan B-7 (d)			—	—	—	—
			4,952,500	4,946,401	6,524,408	6,483,882
UnSub Group Credit Facility:
November 25, 2025	November 25, 2028	9.000%	2,000,000	1,898,893	—	—
Receivables Facility Loan:
July 16, 2025	January 16, 2031	8.875%	980,091	881,175	—	—
Lightpath Senior Notes:
September 29, 2020	September 15, 2028	5.625%	415,000	411,428	415,000	410,249
Lightpath Senior Secured Notes:
September 29, 2020	September 15, 2027	3.875%	450,000	447,320	450,000	445,836
Lightpath Credit Agreement:
Lightpath Term Loan Facility(e)	November 30, 2027	6.750%	669,183	667,201	676,000	673,107
Lightpath Revolving Credit Facility (f)			—	—	—	—
			1,534,183	1,525,949	1,541,000	1,529,192
Finance Lease Obligations (see Note 9)			105,619	105,619	145,362	145,362
Supply Chain Financing			—	—	50,642	50,642
			26,407,393	26,206,214	25,096,412	25,057,488
Less: current maturities			(60,842)	(60,842)	(185,473)	(185,473)
Long-term debt			$26,346,551	$26,145,372	$24,910,939	$24,872,015

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

(a)The carrying amount is net of the unamortized deferred financing costs and discounts/premiums, as applicable.
(b)At December 31, 2025, $183,514 of the revolving credit facility was restricted for certain letters of credit issued on our behalf and $166,486 of the $2,475,000 facility was undrawn and available, subject to covenant limitations. The revolving credit facility bears interest at a rate of Secured Overnight Financing Rate ("SOFR") (plus a credit adjustment spread of 0.10%) plus 2.25% per annum.
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
(d)Incremental Term Loan B-6 required quarterly installments of $5,005 and bore interest at a rate equal to SOFR plus 4.50% per annum. In November 2025 the Incremental Term Loan B-6 was repaid in full with the proceeds of the Incremental Term Loan B-7 and the Incremental Term Loan B-7 was repaid in full with the proceeds of the Initial UnSub Group Facility ("Term Loan B-8").
(e)See discussion below under "Lightpath Credit Facility" regarding the Refinancing Amendment.
(f)At December 31, 2025, $18,588 of the revolving credit facility was restricted for certain letters of credit issued on Lightpath's behalf and $76,412 of the $95,000 in revolving loan commitments were undrawn and available, subject to covenant limitations.
For financing purposes, we have four debt silos: CSC Holdings, NYC ABS (defined below), the UnSub Group (defined below) and Lightpath. The CSC Holdings silo is structured as a restricted group (the "CSC Holdings Restricted Group") and an unrestricted group, which includes certain designated subsidiaries. The CSC Holdings Restricted Group is comprised of CSC Holdings and its wholly-owned operating subsidiaries, excluding Lightpath and certain of its designated subsidiaries, Cablevision Funding and certain special-purpose entities formed or transferred to Cablevision Funding in connection with the NYC ABS Loan and Security Agreement (defined below) and Cablevision Litchfield, LLC ("Cablevision Litchfield"), CSC Optimum Holdings ("CSC Optimum") and certain subsidiaries of CSC Holdings designated as "unrestricted subsidiaries" for the purposes of the CSC Holdings silo on November 25, 2025 (collectively, the "UnSub Group"). The CSC Holdings Restricted Group is subject to the covenants and restrictions of CSC Holdings' credit facility and indentures governing the notes issued by CSC Holdings. The Lightpath silo includes all of Lightpath's operating subsidiaries which are subject to the covenants and restrictions of the Lightpath credit facility and indentures governing the notes issued by Lightpath. The NYC ABS silo consists of special-purpose entities that hold, among other things, certain receivables generated by our Bronx and Brooklyn service area and network assets located in that area, and is subject to covenants and restrictions set forth in the NYC ABS Loan and Security Agreement. The NYC ABS silo was repaid in full on January 12, 2026, and the obligors under the NYC ABS silo, together with certain other entities, became loan parties under the UnSub Group Facility in February 2026. The UnSub Group is subject to the covenants and restrictions of the UnSub Group Facility.
CSC Holdings Credit Facilities
In October 2015, a wholly-owned subsidiary of Optimum Communications, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which, as amended, currently provides for U.S. dollar term loans in an aggregate principal of $5,001,942, comprising (i) an incremental term loan amount of $3,000,000 ($2,827,500 outstanding as of December 31, 2025) ("Incremental Term Loan B-5"), (ii) an incremental term loan in an aggregate principal amount of $2,001,942 ($0 outstanding as of December 31, 2025) ("Incremental Term Loan B-6"), and (iii) an incremental term loan in an aggregate principal amount of $2,000,000 ($0 outstanding as of December 31, 2025) ("Incremental Term Loan B-7"), and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($2,125,000 outstanding as of December 31, 2025) (the "CSC Revolving Credit Facility" and, together with the Incremental Term Loan B-5, Incremental Term B-6, Incremental Term B-7, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented, or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
In November 2025, the proceeds from the issuance of the Incremental Term Loan B-7 were used to (i) repay the outstanding principal balance of the Incremental Term Loan B-6 and (ii) pay the fees, costs and expenses associated with these transactions.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
During the year ended December 31, 2025, CSC Holdings borrowed $875,000 under its revolving credit facility and repaid $450,000 of amounts outstanding under the revolving credit facility.
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
The CSC Credit Facilities Agreement includes certain negative covenants which, among other things and subject to certain significant exceptions and qualifications, limit CSC Holdings' ability and the ability of its restricted subsidiaries to: (i) incur or guarantee additional indebtedness, (ii) make investments, (iii) create liens, (iv) sell assets and subsidiary stock, (v) pay dividends or make other distributions or repurchase or redeem our capital stock or subordinated debt, (vi) engage in certain transactions with affiliates, (vii) enter into agreements that restrict the payment of dividends by subsidiaries or the repayment of intercompany loans and advances, and (viii) engage in mergers or consolidations. In addition, the CSC Revolving Credit Facility includes a financial maintenance covenant solely for the benefit of the lenders under the CSC Revolving Credit Facility consisting of a maximum consolidated net senior secured leverage ratio of CSC Holdings and its restricted subsidiaries of 5.0 to 1.0. The financial covenant is tested on the last day of any fiscal quarter, but only if on such day there are outstanding borrowings, as defined, under the CSC Revolving Credit Facility.
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

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
are redeemed prior to a certain specified time set forth in the indentures).
NYC ABS Loan and Security Agreement
On July 16, 2025, Cablevision Funding LLC ("Cablevision Funding"), a newly formed, bankruptcy-remote, indirect wholly-owned subsidiary of the Company, entered into an asset-backed security transaction (the "NYC ABS"), in accordance with a receivables facility loan and security agreement (the "NYC ABS Loan and Security Agreement"), by and among Cablevision Funding, certain guarantors party thereto (collectively, the "NYC ABS Guarantors"), Goldman Sachs Bank USA and certain funds managed by TPG Angelo Gordon, as initial lenders, Goldman Sachs Bank USA and TPG Angelo Gordon, as structuring agents, Alter Domus (US) LLC, as administrative agent, and Citibank, N.A., as collateral agent (the "NYC ABS Collateral Agent") and account bank. The obligations under the NYC ABS Loan and Security Agreement were secured by substantially all of the assets of Cablevision Funding and its subsidiary, Cablevision Systems New York City LLC ("NYC AssetCo"), and the NYC ABS Guarantors, consisting of, among other things, certain receivables generated by the Company's Bronx and Brooklyn service area and network assets located in that area.
The NYC ABS Loan and Security Agreement provided for, among other things, initial term loan commitments in an aggregate principal amount of $1,000,000, issued with an original issue discount of 400 basis points. The loans made pursuant to the initial term loan commitments (the "Initial Term Loans") were to (i) mature on January 16, 2031; (ii) accrue interest at a fixed rate per annum equal to 8.875%; and (iii) amortize monthly at a rate of 2.0% per annum, up to and including January 15, 2028, and 5.0% per annum thereafter. The proceeds from the Initial Term Loans (after original issue discount, fees and other deferred financing costs) amounted to $894,063, of which a portion was used to fund Cablevision Funding’s interest reserve account with the minimum interest reserve amount in accordance with the terms of the NYC ABS Loan and Security Agreement, and pay certain costs associated with the transactions. The remaining proceeds were used to finance working capital, to prepay indebtedness and for other general corporate purposes.
Pursuant to the terms of the NYC ABS Loan and Security Agreement, restricted cash was held in bank accounts controlled by the NYC ABS Collateral Agent for the purpose of paying interest, certain fees and scheduled principal and for satisfying the required liquidity reserve amounts. As of December 31, 2025, we had short-term restricted cash of $107,090 and long-term restricted cash of $21,858. The NYC ABS Loan and Security Agreement was repaid in full on January 12, 2026 with the proceeds of the Incremental UnSub Credit Facility Loans (defined below).
UnSub Group Credit Facility
On November 25, 2025, Cablevision Litchfield and CSC Optimum, each an indirect wholly-owned subsidiary of the Company, entered into a Credit Agreement (the "Initial UnSub Group Credit Facility"), by and among Cablevision Litchfield and CSC Optimum, each as a borrower, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The Initial UnSub Group Credit Facility provided for, among other things, initial term loans in an aggregate principal amount of $2,000,000 (the "Initial UnSub Group Credit Facility Loans"). The Initial UnSub Group Credit Facility Loans were used to repay in full the Incremental Term Loan B-7 under the CSC Credit Facilities.
On January 12, 2026, Cablevision Litchfield and CSC Optimum entered into an Amended and Restated Credit Agreement (the "A&R UnSub Credit Agreement"), by and among Cablevision Litchfield and CSC Optimum, each as a borrower, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. A&R UnSub Credit Agreement provided for, among other things, incremental term loans in an aggregate principal amount of $1,100,000 (the "Incremental UnSub Credit Facility Loans" and, together with the Initial UnSub Group Credit Facility Loans, the "Credit Facility Loans"). Effective February 11, 2026, Cablevision Funding joined the A&R UnSub Credit Agreement as borrower under solely the Incremental UnSub Credit Facility Loans. The A&R UnSub Credit Agreement amended and restated the Initial UnSub Group Credit Facility in its entirety (as so amended and restated, the "UnSub Group Credit Facility"). The Incremental UnSub Credit Facility Loans were used to repay in full the NYC ABS Loan and Security Agreement and pay certain costs associated with the transactions. The remaining proceeds are being used for other general corporate purposes. The UnSub Group Credit Facility Loans will (i) mature on November 25, 2028, (ii) accrue interest at a fixed rate per annum equal to 9.0% and (iii) not amortize.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
Lightpath Credit Facility
On September 29, 2020, Lightpath entered into a credit agreement between, inter alios, certain lenders party thereto and Goldman Sachs Bank USA, as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent (the "Lightpath Credit Agreement"), which initially provided for, among other things, (i) a term loan in an aggregate principal amount of $600,000 (the “Lightpath Term Loan Facility”) at a price of 99.50% of the aggregate principal amount, which was drawn on November 30, 2020, and (ii) revolving loan commitments in an aggregate principal amount of $100,000 (the “Lightpath Revolving Credit Facility").
During the year ended December 31, 2024, Lightpath borrowed and repaid $40,000 under the Lightpath Revolving Credit Facility. As of December 31, 2025 and 2024, there were no borrowings outstanding under the Lightpath Revolving Credit Facility.
In June 2023, Lightpath entered into an amendment (the "First Amendment") under the Lightpath Credit Agreement to replace LIBOR-based benchmark rates with SOFR-based benchmark rates. The First Amendment provides for interest on borrowings under its term loan and revolving credit facility to be calculated for any (i) SOFR loan, at a rate per annum equal to the Term SOFR (plus spread adjustments of 0.11448%, 0.26161% and 0.42826% for interest periods of one, three and six months, respectively) or (ii) the alternate base rate loan, at the alternative base rate as applicable, plus the applicable margin in each case, where the applicable margin is 2.25% per annum with respect to any alternate base rate loan and 3.25% per annum with respect to any SOFR loan.
In February 2024, Lightpath entered into an extension amendment (the "Extension Amendment") to the amended Lightpath Credit Agreement that provides for, among other things, (a) an extension of the scheduled maturity date with respect to the 2027 Revolving Credit Commitments (as defined in the Extension Amendment) under the Lightpath Credit Agreement to the date (the "New Maturity Date") that is the later of (x) November 30, 2025 and (y) the earlier of (i) June 15, 2027 and (ii) the date that is five business days after any Extension Breach Date (as defined in the Lightpath Credit Agreement, as amended) and (b) incremental revolving credit commitments in an aggregate principal amount of $15,000 which shall be of the same class and type as the 2027 Revolving Credit Commitments and will, for the avoidance of doubt, mature on the New Maturity Date. After giving effect to the Extension Amendment, the aggregate principal amount of revolving loan commitments available under the Lightpath Credit Agreement, as amended, equaled $115,000.
After giving effect to the Extension Amendment, the aggregate principal amount of 2027 Revolving Credit Commitments equaled $95,000 and the aggregate principal amount of 2025 Revolving Credit Commitments (as defined in the Extension Amendment) equaled $20,000 (which expired in November 2025). Interest will be calculated at a rate per annum equal to the adjusted Term SOFR rate or the alternate base rate, as applicable, plus the applicable margin, where the applicable margin is (i) with respect to any alternate base rate loan, 2.25% per annum and (ii) with respect to any Term SOFR loan, 3.25% per annum.
In November 2024, Lightpath entered into an incremental amendment (the "Incremental Amendment") to the amended Lightpath Credit Agreement to incur an additional $100,000 of term loan under the Lightpath Term Loan Facility (the "Incremental Term Loans") at a net price of 99.27%, which increased the aggregate principal amount of term loan outstanding under the Lightpath Term Loan Facility to $676,000 as of December 31, 2024. A portion of the net proceeds from the Incremental Term Loans were used to fund an acquisition of a fiber network and the balance was used for general corporate purposes. We are required to make scheduled quarterly payments of $1,760 pursuant to the Lightpath Term Loan Facility.
In January 2025, Lightpath entered into a refinancing amendment (the "Refinancing Amendment") to the amended Lightpath Credit Agreement which refinanced all of the term loans outstanding immediately prior to giving effect to the Refinancing Amendment in order to reduce the applicable margins with respect thereto from (i) with respect to any alternate base rate loan, 2.25% per annum to 2.00% per annum and (ii) with respect to any Term SOFR loan, 3.25% per annum to 3.00%. Additionally, after giving effect to the Refinancing Amendment, interest on borrowings made under the refinanced Lightpath Term Loan Facility are calculated without giving effect to the spread adjustments (0.11448%, 0.26161% and 0.42826% for interest periods of one, three and six months, respectively) initially provided for under the amended Lightpath Credit Agreement.
Debt issued by Lightpath is subject to certain restrictive covenants. Lightpath is subject to incurrence based covenants, which do not require ongoing compliance with financial ratios, but place certain limitations on the Lightpath's ability to, among other things, incur or guarantee additional debt (including to finance new acquisitions),

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
create liens, pay dividends and other distributions or prepay subordinated indebtedness, make investments, sell assets, engage in affiliate transactions, or engage in mergers or consolidations. Additionally, if borrowings under the Lightpath Revolving Credit Facility exceed a certain threshold, Lightpath and its subsidiaries are also subject to a springing financial maintenance covenant in the Lightpath Credit Agreement requiring ongoing compliance with a net senior secured leverage ratio of no greater than 7.30:1. These covenants are subject to several important exceptions and qualifications.
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
Lightpath ABS
On February 10, 2026, Lightpath Fiber Issuer LLC (the “Issuer”) priced an offering of $1,657,000 in aggregate principal amount of Secured Fiber Network Revenue Notes, Series 2026-1 (the “Notes”), in a securitization transaction (the “Offering”). The Issuer is a newly formed, wholly owned and bankruptcy-remote indirect subsidiary of Lightpath. The Issuer, Lightpath Fiber Guarantor LLC, as guarantor, and certain other obligors party thereto entered into a Note Purchase Agreement on February 10, 2026, with the initial purchasers named thereto, related to the issuance and sale of the Notes. The Notes consist of $1,527,000 in aggregate principal amount of Series 2026-1, Class A-2 Notes (the “Class A-2 Notes”) and $130,000 in aggregate principal amount of Series 2026-1, Class B Notes (the “Class B Notes”). The Class A-2 Notes will bear interest at a rate of 5.597%, and the Class B Notes will bear interest at a rate of 5.890%. The Notes will pay interest monthly in arrears, beginning April 2026, and mature in March 2031. The proceeds of the Offering, if and when consummated, will be used, together with cash on the balance sheet, to (i) pay transaction fees and expenses, (ii) deposit funds into the liquidity reserve accounts, (iii) repay Lightpath’s existing indebtedness and associated repayment costs, and (iv) for general corporate purposes. We expect the Offering to close on or around March 3, 2026, subject to satisfaction of customary closing conditions.
Debt Compliance
As of December 31, 2025, CSC Holdings and Lightpath were in compliance with applicable financial covenants under their respective credit facilities and with applicable financial covenants under each respective indenture by which the senior guaranteed notes, senior secured notes and senior notes were issued. As of December 31, 2025, Cablevision Funding was in compliance with all applicable covenants under the NYC ABS Loan and Security Agreement. The UnSub Group Credit Facility does not provide for any financial covenants.
Gain (Loss) on Extinguishment of Debt and the Write-off of Deferred Financing Costs
The following table provides a summary of the gain (loss) on extinguishment of debt and the write-off of deferred financing costs recorded:

	For the Year Ended December 31,
	2025	2024	2023
Settlement of collateralized debt (see Note 12)	$—	$—	$4,393
Incremental borrowing under the Lightpath Term Loan Facility	—	(5,866)	—
Repayment of CSC Holdings Term Loan B and Incremental Term Loan B-3	—	(2,598)	—
Redemption of 5.250% Senior Notes and 5.250% Series B Senior Notes due June 2024	—	(4,437)	—
Repayment of CSC Holdings Term Loan B-6	(21,809)	—	—
Early termination of certain finance leases	(1,693)	—	—
	$(23,502)	$(12,901)	$4,393

Supply Chain Financing Arrangement

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
We had a supply chain financing arrangement with a financial institution with credit availability of $175,000 that was used to finance certain of our property and equipment purchases. This arrangement extended our repayment terms beyond a vendor’s original invoice due dates (for up to one year) and as such were classified as debt on our consolidated balance sheet at December 31, 2024. This arrangement ended during 2025.
The following is a rollforward of the outstanding balances that were related to our supply chain financing arrangement:

Balance as of December 31, 2023	$174,454
Invoices financed	50,642
Repayments	(174,454)
Balance as of December 31, 2024	50,642
Repayments	(50,642)
Balance as of December 31, 2025	$—
Summary of Debt Maturities
The future principal payments under our various debt obligations outstanding as of December 31, 2025, excluding finance lease obligations (see Note 9), are as follows:

Years Ending December 31,
2026	$56,742
2027	7,364,940
2028	5,513,277
2029	3,850,000
2030	5,725,000
Thereafter	3,791,815
The amounts in the table above do not include the effects of the January 2026 debt transactions discussed above.
As of December 31, 2025, we had $7,364,940 of long-term debt maturing in 2027. Our ability to repay this debt in 2027 will be dependent on our ability to successfully refinance the debt or raise additional capital. While management is pursuing refinancing this debt and raising additional capital, there is no assurance these efforts will be successful. A failure to secure committed sources of funding to refinance this debt by April 2026 may raise substantial doubt about our ability to continue as a going concern in the future.
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
As of December 31, 2025, 2024 and 2023, we did not hold and have not issued equity derivative instruments for trading or speculative purposes.
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

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
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
The following represents the location of the assets associated with our derivative instruments within the consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at December 31,
		2025	2024

Asset Derivatives:
Interest rate swap contracts	Prepaid expenses and other current assets	$2,274	$—
Interest rate swap contracts	Other assets, long-term	—	8,466

Liability Derivatives:
Interest rate swap contracts	Other current liabilities	$1,342	$—
The following table presents certain consolidated statement of operations data related to our derivative contracts and the underlying Comcast common stock:

	Years Ended December 31,
	2025	2024	2023
Loss on derivative contracts related to change in the value of equity derivative contracts related to Comcast common stock	$—	$—	$(166,489)
Change in fair value of Comcast common stock included in gain on investments	—	—	192,010
Gain on interest rate swap contracts, net	613	18,632	32,664
Interest Rate Swap Contracts
The following is a summary of the terms of our interest rate swap contracts outstanding at December 31, 2025:

Maturity Date	Notional Amount	Company Pays	Company Receives

Lightpath:
December 2026	$300,000	Fixed rate of 2.11%	One-month SOFR
December 2026	180,000	Fixed rate of 3.523%	One-month SOFR
December 2026	95,000	Fixed rate of 3.979%	One-month SOFR
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

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
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
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis and their classification under the fair value hierarchy:

	Fair Value Hierarchy	December 31,
		2025	2024
Assets:
Money market funds (a)	Level I	$937,365	$158,648
Interest rate swap contracts	Level II	2,274	8,466
Liabilities:
Interest rate swap contracts	Level II	1,342	—
Contingent consideration related to acquisitions	Level III	4,941	6,974

(a)Money market funds at CSC Holdings amounted to $929,604 and $151,205 as of December 31, 2025 and 2024, respectively.
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
The fair value of the contingent consideration as of December 31, 2025 and 2024 related to certain acquisitions was determined using a probability assessment of the contingent payment for the respective periods.
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
Receivables Facility Loan and UnSub Group Credit Facility
The fair value of the receivables loan facility and unsub group credit facility are based on Level 3 inputs, as these facilities are not actively traded and were determined using a discounted cash flow ("DCF") model. This model estimates the present value of the expected future interest and principal payments under the terms of the receivables loan facility and unsub group credit facility.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
The carrying values, estimated fair values, and classification under the fair value hierarchy of our financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized below:

		December 31, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

Credit facility debt	Level II	$5,613,602	$5,621,683	$7,156,989	$7,200,408
UnSub Group Credit Facility	Level III	1,898,893	1,995,498	—	—
Receivables facility loan	Level III	881,175	990,076	—	—
Senior guaranteed and senior secured notes	Level II	11,128,572	7,929,625	11,119,314	9,503,825
Senior notes	Level II	6,578,353	2,841,963	6,585,181	3,825,788
Notes payable and supply chain financing	Level II	—	—	50,642	50,642
		$26,100,595	$19,378,845	$24,912,126	$20,580,663

(a)Amounts are net of unamortized deferred financing costs and discounts/premiums.
The table above excludes the estimated fair value of CSC Holding's note payable to Captive of $82,500 and $90,500 for the years ended December 31, 2025 and 2024, as it is eliminated in the Optimum Communications' consolidated financial statements (see Note 16). The carrying value of the note payable approximates fair value due to its short-term maturity (less than one year).
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
NOTE 14.    INCOME TAXES
Optimum Communications files a federal consolidated and certain state combined income tax returns with its 80% or more owned subsidiaries. CSC Holdings and its subsidiaries are included in the consolidated federal income tax returns of Optimum Communications. The income tax provision for CSC Holdings is determined on a stand-alone basis for all periods presented as if CSC Holdings filed separate consolidated income tax returns.
Pre-tax income (loss) for the years ended December 31, 2025, 2024 and 2023 consist of the following components:

	Optimum Communications			CSC Holdings
	Years Ended December 31,			Years Ended December 31,
	2025	2024	2023	2025	2024	2023
U.S	$(1,871,460)	$(43,023)	$148,464	$(1,887,059)	$(46,367)	$148,464
International	(58,495)	(39,325)	(29,899)	(58,495)	(39,325)	(29,899)
	(1,929,955)	(82,348)	118,565	(1,945,554)	(85,692)	118,565

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
Income tax expense for the years ended December 31, 2025, 2024 and 2023 consist of the following components:

	Optimum Communications			CSC Holdings
	Years Ended December 31,			Years Ended December 31,
	2025	2024	2023	2025	2024	2023
Current expense (benefit):
Federal	$93,502	$312,330	$227,189	$88,425	$311,628	$227,189
State	32,681	79,651	39,149	32,681	79,651	47,331
Foreign	(204)	—	105	(204)	—	105
Total current	125,979	391,981	266,443	120,902	391,279	274,625
Deferred expense (benefit):
Federal	(160,955)	(321,244)	(210,378)	(159,145)	(321,245)	(210,378)
State	(61,976)	(74,872)	(16,547)	(61,976)	(78,370)	(21,680)
Foreign	44	64	10	44	64	10
Total deferred	(222,887)	(396,052)	(226,915)	(221,077)	(399,551)	(232,048)
Income tax expense (benefit)	$(96,908)	$(4,071)	$39,528	$(100,175)	$(8,272)	$42,577
The income tax expense (benefit) attributable to operations differs from the amount derived by applying the statutory federal rate to pretax income (loss) principally due to the effect of the following items:

	Optimum Communications
	Years Ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Federal tax expense (benefit) at statutory rate	$(405,291)	21.00%	$(17,293)	21.00%	$24,899	21.00%
State income taxes, net of federal impact (a)	(46,164)	2.39%	(75,578)	91.78%	27,329	23.05%
Foreign tax effects:
Israel:
NOLs net of changes in the valuation allowance	12,167	(0.63)%	8,444	(10.25)%	6,806	5.74%
Other Foreign Jurisdictions	98	(0.01)%	(214)	0.26%	(131)	(0.11)%
Effect of Cross-Border Tax Laws	(12,235)	0.63%	(8,363)	10.16%	(6,097)	(5.14)%
Tax credits	(5,837)	0.30%	(3,882)	4.72%	(3,529)	(2.98)%
Nontaxable or Nondeductible Items:
Excess tax deficiencies related to share-based compensation	2,030	(0.11)%	12,353	(15.00)%	11,696	9.86%
Impairment	338,375	(17.53)%	—	—%	34,241	28.88%
Minority interest	(7,394)	0.38%	(5,274)	6.40%	(5,529)	(4.66)%
Business dispositions	5,694	(0.30)%	16,887	(20.51)%	(36,748)	(30.99)%
Other, net	12,134	(0.61)%	4,907	(5.97)%	901	0.76%
Changes in unrecognized tax benefits	9,515	(0.49)%	63,942	(77.65)%	(14,310)	(12.07)%
Income tax expense (benefit)	$(96,908)	5.02%	$(4,071)	4.94%	$39,528	33.34%

(a)Taxes to the State of New York made up the majority (greater than 50%) of the tax effect of this category for the years ended December 31, 2025 and 2024. Taxes to the states of Arkansas and California made up the majority (greater than 50%) of the tax effect of this category for the year ended December 31, 2023.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	CSC Holdings
	Years Ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Federal tax expense (benefit) at statutory rate	$(408,567)	21.00%	$(17,995)	21.00%	$24,899	21.00%
State income taxes, net of federal impact (a)	(46,164)	2.37%	(79,077)	92.28%	30,378	25.62%
Foreign tax effects:
Israel:
NOLs net of changes in the valuation allowance	12,167	(0.63)%	8,444	(9.85)%	6,806	5.74%
Other Foreign Jurisdictions	98	(0.01)%	(214)	0.25%	(131)	(0.11)%
Effect of Cross-Border Tax Laws	(12,235)	0.63%	(8,363)	9.76%	(6,097)	(5.14)%
Tax credits	(5,837)	0.30%	(3,882)	4.53%	(3,529)	(2.98)%
Nontaxable or Nondeductible Items:
Excess tax deficiencies related to share-based compensation	2,030	(0.10)%	12,353	(14.42)%	11,696	9.86%
Impairment	338,375	(17.39)%	—	—%	34,241	28.88%
Minority interest	(7,394)	0.38%	(5,274)	6.15%	(5,529)	(4.66)%
Business dispositions	5,694	(0.29)%	16,887	(19.71)%	(36,748)	(30.99)%
Other, net	12,143	(0.62)%	4,907	(5.72)%	901	0.76%
Changes in unrecognized tax benefits	9,515	(0.49)%	63,942	(74.62)%	(14,310)	(12.07)%
Income tax expense (benefit)	$(100,175)	5.15%	$(8,272)	9.65%	$42,577	35.91%

(a)Taxes to the State of New York made up the majority (greater than 50%) of the tax effect of this category for the years ended December 31, 2025 and 2024. Taxes to the states of Arkansas and California made up the majority (greater than 50%) of the tax effect of this category for the year ended December 31, 2023.
In 2025, we recorded a non-cash impairment charge of $1,611,308 related to our indefinite-lived cable franchise rights. The impairment charge was not recognized for tax purposes.
Also in 2025, we completed the transfer of i24 NEWS which resulted in a $10,157 tax loss. The deferred tax asset for the cumulative net operating losses and the associated valuation allowances for Israel and Luxembourg have been reversed.
In 2024, we decided to exit the commitment we made in May 2021 of investing $600,000 in capital gains generated from the 49.99% sale of Lightpath in 2020, into Qualified Opportunity Zones (“QOZ”) over the next 5 years, which allowed for tax deferral recognition until 2026. The tax expense impact of this exit is approximately $1,269 for the year ended December 31, 2024.
Also during 2024, we increased our unrecognized tax benefit (“UTB”) reserve liability for tax years 2023 and 2024 relating to the qualified emerging technology company (“QETC”) position taken in 2022, as well as for the state impact on the QOZ exit discussed above.
Due to the sale of our Cheddar News business in December 2023 to an unrelated third party, we recognized a capital loss resulting in an income tax benefit for the year ended December 31, 2023. In addition, our income tax expense for the year ended December 31, 2023 was impacted by the non-deductibility of the impairment of goodwill related to our News and Advertising business.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance are as follows:

	Optimum Communications		CSC Holdings
	December 31,		December 31,
	2025	2024	2025	2024
Noncurrent
NOLs, capital loss, and tax credit carry forwards	$106,672	$129,444	$86,332	$109,103
Nondeductible interest	1,004,828	781,826	1,004,828	781,826
Other nondeductible accruals	185,439	160,090	183,628	160,090
Other	6,654	42,388	6,654	42,388
Deferred tax assets	1,303,593	1,113,748	1,281,442	1,093,407
Less: Valuation allowance	(44,592)	(93,005)	(24,252)	(72,664)
Net deferred tax assets, noncurrent	1,259,001	1,020,743	1,257,190	1,020,743

Deferred tax liabilities:
Fixed assets and intangibles	(5,231,880)	(5,208,559)	(5,231,880)	(5,208,559)
Partnership investments	(183,040)	(185,473)	(183,040)	(185,473)
Other	(76,712)	(82,272)	(76,712)	(82,272)
Deferred tax liability, noncurrent	(5,491,632)	(5,476,304)	(5,491,632)	(5,476,304)
Total net deferred tax liabilities	$(4,232,631)	$(4,455,561)	$(4,234,442)	$(4,455,561)
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
Deferred tax assets have resulted primarily from our future deductible temporary differences and NOLs. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, management takes into account various factors, including the expected level of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences. If such estimates and related assumptions change in the future, we may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in our consolidated statements of operations. Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. Due to the significant deferred tax liabilities associated with our fixed assets and intangibles, primarily due to the change in the 2017 TCJA and the 2025 OBBBA, allowing 100% bonus depreciation on qualifying assets, the future taxable income that will result from the reversal of existing taxable temporary differences for which deferred tax liabilities are recognized is sufficient to conclude it is more likely than not that we will realize all of its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded which relate to certain state NOLs. The valuation allowance recorded against the foreign NOLs of Israel and Luxembourg were reversed in 2025 as a result of the transfer of i24 NEWS to an entity under common control.
In addition to the changes from the OBBBA mentioned above, the OBBBA also permanently increases the deductibility of interest expense based on an EBITDA versus EBIT standard, and permanently eliminates the requirement to capitalize and amortize U.S.-based research and experimental expenditures over five years (making these expenditures fully deductible in the period incurred), resulting in reductions to the deferred tax assets.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
Income taxes paid for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Optimum Communications			CSC Holdings
	December 31,			December 31,
	2025	2024	2023	2025	2024	2023

Federal	$139,552	$230,282	$157,000	$139,552	$230,282	$157,000
State:
New Jersey	8,402	3,332	15,511	8,402	3,332	15,511
Other	11,281	21,739	27,784	11,281	21,739	27,784
Total income taxes paid	$159,235	$255,353	$200,295	$159,235	$255,353	$200,295
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
The following is the activity relating to our UTB reserve liability:

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of year	$114,365	$53,010	$70,593
Increases (decreases) from prior period positions	6,576	46,762	(18,714)
Increases from current period positions	15,981	15,117	1,131
Decreases relating to settlements with tax authorities	—	(524)	—
Reductions from lapse of applicable statute of limitations	(19,191)	—	—
Balance at end of year	$117,731	$114,365	$53,010
Interest and penalties related to UTBs are included in our provision for income taxes. We recognized a net expense for interest and penalties of $9,041, $17,862, and $1,475 during the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025 and 2024, accrued interest and penalties associated with UTBs were $45,167 and $36,126, respectively. The increase in interest and penalties for the years ended December 31, 2025 and 2024 was primarily due to the interest accruals on our QETC and Investment Tax Credits positions. If we were to prevail on all uncertain positions, the net effect would result in an income tax benefit of $93,727.
Optimum Communications and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. The most significant jurisdictions in which we are required to file state and local income tax returns include the states of New York, New Jersey, Connecticut, and the City of New York. We are currently under audit by the Internal Revenue Service for tax years 2020 and 2021 and multiple states for various open tax years 2015 and forward.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
NOTE 15.    SHARE-BASED COMPENSATION
The following table presents share-based compensation expense (benefit) and unrecognized compensation cost:

	Share-Based Compensation			Unrecognized Compensation Cost as of December 31, 2025

	2025	2024	2023
Awards issued pursuant to LTIP:
Stock option awards (a)	$1,385	$997	$(3,850)	$533
Performance stock units (a)	1,508	(2,053)	(12,757)	183
Restricted share units	39,413	47,222	33,809	36,959
Cash denominated performance awards	21,207	16,426	7,674	63,651
Other	574	4,570	23,050	—
	$64,087	$67,162	$47,926	$101,326

(a)The benefit for the year ended December 31, 2024 reflects credits due to forfeitures. The benefit for the year ended December 31, 2023 includes credits due to the modification of awards to certain former executive officers and other forfeitures.
Long Term Incentive Plan
Pursuant to the Optimum Communications, Inc. (f/k/a Altice USA, Inc.) 2017 Long Term Incentive Plan, as amended (the "2017 LTIP"), we may grant awards of options, restricted shares, restricted share units, stock appreciation rights, performance stock, performance stock units and other awards. The maximum aggregate number of shares that may be issued for all purposes under the Plan is 89,879,291. Awards may be granted to our officers, employees and consultants or any of our affiliates. The 2017 LTIP is administered by Optimum Communications' Board of Directors (the "Board"), subject to the provision of the stockholders' agreement. The Board has delegated its authority to our Compensation Committee. The Compensation Committee has the full power and authority to, among other things, select eligible participants, to grant awards in accordance with the 2017 LTIP, to determine the number of shares subject to each award or the cash amount payable in connection with an award and determine the terms and conditions of each award.
Stock Option Awards
Options outstanding under the 2017 LTIP Plan either (i) cliff vest on the third anniversary of the date of grant, (ii) vest over 3 years in annual increments of 33-1/3%, or (iii) vest over 4 years, where 50% vest on the second anniversary, 25% on the third anniversary and 25% on the fourth anniversary of the date of grant. The option awards generally are subject to continued employment with us, and expire 10 years from the date of grant. Performance based option awards vest upon achievement of performance criteria.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
The following table summarizes activity related to stock options granted to our employees:

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
	Time Vesting			Aggregate Intrinsic Value (a)
Balance at December 31, 2022	51,075,675	$20.27	7.73	$184
Granted	640	4.69
Forfeited	(3,525,176)	21.94
Exchanged and Cancelled (b)	(24,015,508)	20.72
Balance at December 31, 2023	23,535,631	19.55	5.98	—
Forfeited and Cancelled	(6,293,905)	22.69
Balance at December 31, 2024	17,241,726	18.40	5.72	—
Forfeited and Cancelled	(199,049)	13.83
Balance at December 31, 2025	17,042,677	18.46	4.71	—
Options exercisable at December 31, 2025	16,219,761	19.10	4.61	—

(a)The aggregate intrinsic value is calculated as the difference between the exercise price and the closing price of Optimum Communications' Class A common stock at the respective date.
(b)Options exchanged and cancelled in connection with our stock option exchange program discussed below.
As of December 31, 2025, the total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately 0.83 years.
We calculate the fair value of each option award on the date of grant using the Black-Scholes valuation model. Our computation of expected life was determined based on the simplified method (the average of the vesting period and option term) due to our lack of recent historical data for similar awards. The interest rate for periods within the contractual life of the stock option was based on interest yields for U.S. Treasury instruments in effect at the time of grant. Our computation of expected volatility was based on historical volatility of the Optimum Communications common stock and the expected volatility of comparable publicly-traded companies who granted options that had similar expected lives.
In January 2023, we commenced a stock option exchange program (the "Exchange Offer") pursuant to which eligible employees were provided the opportunity to exchange eligible stock options for a number of restricted stock units (“RSU”) and deferred cash-denominated awards (“DCA”) at the exchange ratio of one RSU and $10 of DCAs for every seven eligible options tendered. In connection with the Exchange Offer, we canceled 24,015,508 options and granted 3,430,433 restricted stock units and $34,309 of DCAs awards. The exchange of these options was accounted for as a modification of share-based compensation awards. Accordingly, we recognized the unamortized compensation cost related to the cancelled options of approximately $33,475, as well as the incremental compensation cost associated with the replacement awards of $34,000 over their two year vesting term.
Restricted Share Units
We granted restricted stock units ("RSUs") to certain employees pursuant to the 2017 LTIP. These awards vest either over three years in 33-1/3% annual increments or 4 years, where 50% vest on the second anniversary, 25% on the third anniversary and 25% on the fourth anniversary of the date of grant.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
The following table summarizes activity related to RSUs granted to our employees:

	Number of Units	Weighted Average Grant Price
Balance at December 31, 2022	7,495,388	$12.41
Granted (including 3,430,433 in connection with Exchange Offer)	19,975,943	4.15
Vested	(1,913,348)	10.20
Forfeited	(3,064,095)	9.80
Balance at December 31, 2023	22,493,888	4.93
Granted	21,314,660	2.51
Vested	(8,427,473)	5.81
Forfeited	(5,234,572)	3.87
Balance at December 31, 2024	30,146,503	3.12
Granted	22,000,818	2.43
Vested	(11,863,724)	3.53
Forfeited	(6,271,294)	2.67
Balance at December 31, 2025	34,012,303	2.60

Cash Denominated Performance Awards
The following table summarizes activity related to cash denominated performance awards granted to our employees:

Number of Units
Balance at December 31, 2022	—
Granted	52,017,500
Forfeited	(3,525,000)
Balance at December 31, 2023	48,492,500
Granted	56,142,500
Forfeited	(12,288,750)
Balance at December 31, 2024	92,346,250
Granted	49,318,750
Forfeited	(19,148,750)
Balance at December 31, 2025	122,516,250
The cash denominated performance awards cliff vest three years from date of grant. The payout of these awards can range from 0% to 200% of the target value based on our achievement of certain revenue and Adjusted EBITDA targets during a three year performance period. These awards will be settled in shares of our Class A common stock, or cash, at our option.
Performance Stock Units
Certain of our employees were granted performance stock units ("PSUs"). Each PSU gives the employee the right to receive one share of Optimum Communications Class A common stock, upon achievement of a specified stock price hurdle. The PSUs will be forfeited if the applicable performance measure is not achieved prior to January 29, 2026 or if the employee does not continue to provide services to us through the achievement date of the applicable performance measure. These PSUs were forfeited in January 2026 as the applicable performance measure was not achieved.
Lightpath Plan Awards
Lightpath Management Incentive Aggregator LLC ("LMIA") has a Management Incentive Plan (the "Lightpath Plan") for the benefit of employees of Lightpath. The Lightpath Plan issues equity interests in LMIA which holds an

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
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
As of December 31, 2025, 581,234 Class A-1 management incentive units and 309,678 Class A-2 management incentive units ("Award Units") granted to certain employees of Lightpath were outstanding. Vested units will be redeemed upon a partial exit, a change in control or the completion of an initial public offering, as defined in the Lightpath Holdings LLC agreement. The grant date fair value of the Award Units outstanding aggregated $31,412 and will be expensed in the period in which a partial exit or a liquidity event is consummated.
NOTE 16.    AFFILIATE AND RELATED PARTY TRANSACTIONS
Affiliate and Related Party Transactions
Optimum Communications is controlled by Patrick Drahi through Next Alt who also controls Altice Europe and other entities.
As the transactions discussed below were conducted between entities under common control by Mr. Drahi, amounts charged for certain services may not have represented amounts that might have been received or incurred if the transactions were based upon arm's length negotiations.
In December 2025, we transferred our interest in i24 NEWS to an entity under common control, for cash consideration of $1,000. As the transaction was between entities under common control, the assets and liabilities were transferred at their historical carrying value. The difference of $9,513 between the carrying value of the net assets transferred and the consideration received was recorded as a charge to stockholders' equity. No gain or loss was recognized in the consolidated statement of operations. In addition, we have agreed to reimburse the buyer for certain liabilities incurred by the buyer between the transfer date and March 31, 2026, not to exceed $5,000. The amount of reimbursement, if any, will be recorded to stockholders' equity in the first quarter of 2026.
The following table summarizes the revenue and expenses related to services provided to or received from affiliates and related parties:

	Years Ended December 31,
	2025	2024	2023
Revenue	$214	$459	$1,471
Operating expenses:
Programming and other direct costs	$(6,491)	$(11,645)	$(13,794)
Other operating expenses, net	(52,766)	(45,708)	(57,063)
Operating expenses, net	(59,257)	(57,353)	(70,857)
Other credits	—	—	—
Net charges	$(59,043)	$(56,894)	$(69,386)
Capital Expenditures	$46,470	$89,946	$122,384
Revenue
We recognize revenue primarily from the sale of advertising to a related party.
Programming and other direct costs
Programming and other direct costs include costs incurred for advertising services provided by a related party
Other operating expenses, net
Other operating expenses primarily include charges for services provided by certain subsidiaries of Altice Europe and other related parties, including costs for customer care services in 2025 and 2024.
Capital Expenditures
Capital expenditures primarily include costs for equipment purchased and software development services provided by subsidiaries of Altice Europe.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	December 31,
	2025	2024
Due from:
Altice Europe	$30	$44
Other affiliates and related parties	445	270
	$475	$314
Due to:
Altice Europe	$24,938	$26,944
Other affiliates and related parties	2,091	—
	$27,029	$26,944
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
CSC Holdings Transactions with Optimum Communications
Equity distribution payments made by CSC Holdings to its parent and equity contributions received by CSC Holdings from its parent are summarized below.

	Years Ended December 31,
	2025	2024	2023
Cash distribution payments to Optimum Communications, net	$(9,738)	$(8,399)	$(1,793)
Non-cash equity contributions from Optimum Communications, net (a)	43	5,794	8,183

(a)Represent the non-cash settlement of intercompany balances with Optimum Communications and include the settlement of amounts due to/due from Optimum Communications pursuant to a tax sharing agreement between the entities.
In September 2024, CSC Holdings transferred to the Captive certain workers' compensation, general and automobile liability liabilities with a discounted carrying value of $86,601. Contemporaneously, CSC Holdings made an insurance premium payment of $102,405 to the Captive in respect of such liabilities and borrowed $92,500 from the Captive pursuant to a demand promissory note. Interest on the note payable accrues at 6%. The following table provides intercompany balances and activity between CSC Holdings and Optimum Communications as of and for the year ended December 31, 2025:

	December 31,
	2025	2024
Amounts due from Optimum Communications	$2,346	$—
Amounts due from (due to) the Captive	(201)	591
Note payable to the Captive	82,500	90,500
Interest expense on intercompany note payable to the Captive	5,234	1,460

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
NOTE 17.    COMMITMENTS AND CONTINGENCIES
Commitments
Future cash payments and commitments required under arrangements pursuant to contracts entered into by us in the normal course of business as of December 31, 2025, are as follows:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years
Off balance sheet arrangements:
Purchase obligations (a)	$3,790,791	$2,037,238	$1,573,118	$166,065	$14,370
Guarantees (b)	68,259	67,486	773	—	—
Letters of credit (c)	202,102	15,588	5,580	—	180,934
Total	$4,061,152	$2,120,312	$1,579,471	$166,065	$195,304

(a)Purchase obligations primarily include contractual commitments with various programming vendors to provide video services to customers and minimum purchase obligations to purchase goods or services, including contracts to acquire handsets and other equipment. Future fees payable under contracts with programming vendors are based on numerous factors, including the number of customers receiving the programming. Amounts reflected above related to programming agreements are based on the number of customers receiving the programming as of December 31, 2025, multiplied by the per customer rates or the stated annual fee, as applicable, contained in the executed agreements in effect as of December 31, 2025.
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
Many of our franchise agreements and utility pole leases require us to remove our cable wires and other equipment upon termination of the respective agreements. We have concluded that the fair value of these asset retirement obligations cannot be reasonably estimated since the range of potential settlement dates is not determinable.
The table above does not include obligations for rent related to utility poles used in our operations. Our pole rental agreements are for varying terms, and management anticipates renewals as they expire. Rent expense incurred for pole rental attachments for the years ended December 31, 2025, 2024 and 2023 was $47,078, $41,704, and $40,868, respectively.
Legal Matters
On December 7, 2023, Warner Records Inc., Sony Music Publishing (US) LLC and a number of other purported copyright holders (collectively, the “Warner Plaintiffs”) filed a complaint in the U.S. District Court for the Eastern District of Texas (the “Warner Matter”), alleging that certain of our Internet subscribers directly infringed over 10,700 of the Warner Plaintiffs’ copyrighted works. The Warner Plaintiffs seek to hold us liable for claims of contributory infringement of copyright and vicarious copyright infringement. The Warner Plaintiffs also claim that our alleged secondary infringement was willful and seek substantial statutory damages. On July 15, 2025, the Court issued an order staying the case, including the trial scheduled to commence in September 2025, pending the Supreme Court of the United States’ decision in Cox Communications, Inc. v. Sony Music Entertainment.
We intend to and are vigorously defending against the claims in the Warner Matter. In addition to contesting the claims of liability, we have an affirmative defense under the Digital Millennium Copyright Act that, if successful, would preclude or limit monetary damages against us in connection with some or all of the Warner Plaintiffs’ asserted claims. There can be no assurance as to the outcome of this litigation. We may incur significant costs in defending this action, and if we need to take measures to reduce our exposure to these risks or are required to pay damages in relation to such claims or choose to settle such claims, our business, reputation, financial condition, and results of operations could be materially adversely affected.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
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
NOTE 18.    SEGMENT REPORTING
We principally deliver broadband, video, telephony, and mobile services to residential and business customers, as well as proprietary content and advertising services in the United States. Our connectivity services are provided through a converged fixed and mobile network and key operating activities and resource allocation decisions are managed centrally. Our chief executive officer is the chief operating decision maker ("CODM"). Our CODM assesses performance and decides how to allocate resources based on our consolidated statements of operations. Our CODM manages the business on a consolidated basis such that we have a single operating segment. The Company’s segment performance measure is consolidated net income (loss).
The following table presents significant expenses that are not separately presented on the statements of operations that are reviewed by the CODM.

	Years Ended December 31,
	2025	2024	2023
Programming costs	$1,919,265	$2,251,316	$2,456,158
Other direct costs (a)	717,916	645,254	573,684
Programming and other direct costs	$2,637,181	$2,896,570	$3,029,842

Sales and marketing	$674,541	$651,005	$618,068
Network services	523,531	555,385	593,492
Other (b)	1,483,668	1,505,438	1,434,698
Other operating expenses (c)	$2,681,740	$2,711,828	$2,646,258

(a)Other direct costs include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate. Additionally, these costs include the cost of

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
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
(c)Other operating expenses for CSC Holdings for the years ended December 31, 2025 and 2024 amounted to $2,691,793 and $2,713,642 include additional costs of $10,053 and $1,814, respectively, that were eliminated at Optimum Communications.
The measure of segment assets is reported on the balance sheet as total consolidated assets.
NOTE 19.    SUPPLEMENTAL INFORMATION
For financing purposes, CSC Holdings is structured as a "Restricted Group" and an "Unrestricted Group." The Restricted Group was historically comprised of CSC Holdings and substantially all of its wholly-owned operating subsidiaries. These Restricted Group subsidiaries are subject to the covenants and restrictions of the CSC Holdings' Credit Facility and the indentures governing the notes issued by CSC Holdings. The Unrestricted Group includes certain designated subsidiaries and investments (the "Unrestricted Group") which are not subject to such covenants.
In July 2025, Cablevision Funding LLC ("Cablevision Funding"), an indirect wholly-owned subsidiary of CSC Holdings, entered into a Receivables Facility Loan and Security Agreement, by and among Cablevision Funding, the guarantors party thereto, and certain lenders and agents. In connection with this financing, certain subsidiaries of CSC Holdings that constitute substantially all of CSC Holdings’ operations in the Bronx and Brooklyn service area and network assets located in that area were declared as unrestricted subsidiaries (the “July Designation”).
In November 2025, we entered into an amendment to the CSC Holdings' Credit Facility. In connection with this amendment, we changed the composition of the Restricted Group by designating certain additional subsidiaries of CSC Holdings as unrestricted subsidiaries (the “November Designation”). This shift was intended to provide us with greater operational and financial flexibility.
The financial information set forth below reflects the financial condition and results of operations of CSC Holdings' restricted subsidiaries, presented separately from the financial condition and results of operations of CSC Holdings' unrestricted subsidiaries. To provide a meaningful comparison of the current composition of the Restricted Group, the financial information as of and for the years ended December 31, 2025 and 2024 is presented on a pro forma basis as if the July Designation and the November Designation had, in each case, occurred on January 1, 2024.

The financial information of CSC Holdings' restricted subsidiaries and unrestricted subsidiaries may not necessarily be indicative of the financial condition or results of operations that would have been achieved had such restricted subsidiaries and such unrestricted subsidiaries operated as independent, stand-alone entities during the periods presented.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	As of December 31, 2025
	Restricted Group	Unrestricted Group	Eliminations (a)	CSC Holdings
ASSETS
Current assets	$1,627,555	$433,473	$(423,996)	$1,637,032
Long term assets	9,067,171	20,005,634	(1,899)	29,070,906
Total assets	$10,694,726	$20,439,107	$(425,895)	$30,707,938

LIABILITIES AND MEMBER'S EQUITY (DEFICIENCY)
Current liabilities	$1,104,672	$1,448,584	$(437,716)	$2,115,540
Long-term debt	21,841,184	4,304,188	—	26,145,372
Long-term liabilities	3,007,478	1,752,947	(8,349)	4,752,076
Total liabilities	25,953,334	7,505,719	(446,065)	33,012,988

Total member's equity (deficiency)	(15,258,608)	12,905,013	26,617	(2,326,978)
Noncontrolling interests	—	28,375	(6,447)	21,928
Total equity (deficiency)	(15,258,608)	12,933,388	20,170	(2,305,050)
Total liabilities and member's equity (deficiency)	$10,694,726	$20,439,107	$(425,895)	$30,707,938

	As of December 31, 2024
	Restricted Group	Unrestricted Group	Eliminations (a)	CSC Holdings
ASSETS
Current assets	$773,050	$358,100	$(409,569)	$721,581
Long term assets	10,782,713	20,203,037	(920)	30,984,830
Total assets	$11,555,763	$20,561,137	$(410,489)	$31,706,411

LIABILITIES AND MEMBER'S EQUITY (DEFICIENCY)
Current liabilities	$1,314,432	$1,434,428	$(421,483)	$2,327,377
Long-term debt	23,344,591	1,527,424	—	24,872,015
Long-term liabilities	3,185,142	1,786,638	(5,141)	4,966,639
Total liabilities	27,844,165	4,748,490	(426,624)	32,166,031

Total member's equity (deficiency)	(16,288,402)	15,796,020	20,359	(472,023)
Noncontrolling interests	—	16,627	(4,224)	12,403
Total equity (deficiency)	(16,288,402)	15,812,647	16,135	(459,620)
Total liabilities and member's equity (deficiency)	$11,555,763	$20,561,137	$(410,489)	$31,706,411

(a)The “Eliminations” column primarily reflects the elimination of intercompany balances between the Restricted and Unrestricted Groups, including income tax receivables and payables, which are reflected on a net basis in consolidation at the CSC Holdings level.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31, 2025
	Restricted Group	Unrestricted Group	Eliminations (b)	CSC Holdings
Revenue	$2,992,936	$5,612,340	$(14,809)	$8,590,467
Operating expenses (a)	4,278,337	4,449,550	(14,809)	8,713,078
Operating income	(1,285,401)	1,162,790	—	(122,611)
Other expense, net	(1,654,784)	(163,207)	(4,952)	(1,822,943)
Income (loss) before income taxes	(2,940,185)	999,583	(4,952)	(1,945,554)
Income tax benefit (expense)	368,672	(268,497)	—	100,175
Net income (loss)	(2,571,513)	731,086	(4,952)	(1,845,379)
Net loss (income) attributable to noncontrolling interests	—	(40,241)	4,264	(35,977)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(2,571,513)	$690,845	$(688)	$(1,881,356)

	Year Ended December 31, 2024
	Restricted Group	Unrestricted Group	Eliminations (b)	CSC Holdings
Revenue	$3,130,218	$5,840,746	$(16,547)	$8,954,417
Operating expenses	2,707,778	4,584,908	(16,547)	7,276,139
Operating income	422,440	1,255,838	—	1,678,278
Other expense, net	(1,666,602)	(94,447)	(2,921)	(1,763,970)
Income (loss) before income taxes	(1,244,162)	1,161,391	(2,921)	(85,692)
Income tax benefit (expense)	269,117	(260,845)	—	8,272
Net income (loss)	(975,045)	900,546	(2,921)	(77,420)
Net loss (income) attributable to noncontrolling interests	—	(27,562)	2,921	(24,641)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(975,045)	$872,984	$—	$(102,061)

(a)Restricted Group operating expenses for 2025 include an impairment charge of $1,611,308 related to our indefinite-lived cable franchise rights (see Note 10).
(b)The “Eliminations” column primarily reflects the elimination of intercompany transactions between the Restricted and Unrestricted Groups.