Form 10-Q
period 2026-03-31
Optimum Communications, Inc.
filed 2026-05-07
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Optimum Communications, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	OPTU	NYSE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Number of shares of common stock outstanding as of May 1, 2026	476,472,207

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
FORM 10-Q

Part I.        FINANCIAL INFORMATION
Item 1.     Financial Statements

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$1,048,634	$1,012,201
Restricted cash	64,461	107,384
Accounts receivable, trade (less allowance for credit losses of $26,580 and $35,389, respectively)	301,251	335,820
Prepaid expenses and other current assets ($445 and $475 due from affiliates, respectively)	259,769	189,391
Total current assets	1,674,115	1,644,796
Property, plant and equipment, net of accumulated depreciation of $10,133,696 and $9,835,958, respectively	8,270,834	8,351,391
Right-of-use operating lease assets	238,093	243,626
Other assets	106,748	120,341
Amortizable intangibles, net of accumulated amortization of $6,523,147 and $6,461,571, respectively	641,406	702,467
Indefinite-lived cable franchise rights	8,900,000	11,600,000
Goodwill	8,041,217	8,041,217
Total assets	$27,872,413	$30,703,838
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$798,677	$816,860
Interest payable	387,098	413,709
Accrued employee related costs	143,541	206,192
Deferred revenue	166,679	147,139
Debt	55,125	60,842
Other current liabilities ($20,008 and $27,029 due to affiliates, respectively)	419,789	406,280
Total current liabilities	1,970,909	2,051,022
Other liabilities	315,954	316,398
Deferred tax liability	4,123,236	4,232,867
Right-of-use operating lease liability	244,487	250,407
Long-term debt, net of current maturities	26,388,241	26,145,372
Total liabilities	33,042,827	32,996,066
Commitments and contingencies (Note 14)
Stockholders' Deficiency:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 294,231,378 shares issued and 293,263,749 outstanding as of March 31, 2026 and 288,381,276 shares issued and 287,413,647 outstanding as of December 31, 2025	2,942	2,884
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 183,019,308 shares outstanding as of March 31, 2026 and 183,019,831 shares outstanding as of December 31, 2025	1,830	1,830
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	250,845	252,553
Accumulated deficit	(5,457,088)	(2,573,017)
	(5,201,471)	(2,315,750)
Treasury stock, at cost (967,629 shares of Class A common stock)	(10)	(10)
Accumulated other comprehensive income	2,044	1,604
Total Optimum Communications stockholders' deficiency	(5,199,437)	(2,314,156)
Noncontrolling interests	29,023	21,928
Total stockholders' deficiency	(5,170,414)	(2,292,228)
Total liabilities and stockholders' deficiency	$27,872,413	$30,703,838
See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue (including revenue from affiliates of $55 and $118, respectively) (See Note 13)	$2,065,368	$2,152,282
Operating expenses:
Programming and other direct costs (including charges from affiliates of $1,149 and $1,598, respectively) (See Note 13)	631,129	670,531
Other operating expenses (including charges from affiliates of $12,948 and $12,922, respectively) (See Note 13)	660,203	698,186
Restructuring, impairments and other operating items (See Note 7)	2,727,629	21,622
Depreciation and amortization	406,496	418,485
	4,425,457	1,808,824
Operating income	(2,360,089)	343,458
Other income (expense):
Interest expense, net	(457,819)	(428,016)
Gain on investments and sale of affiliate interests	—	5
Gain (loss) on interest rate swap contracts, net	2,398	(1,719)
Loss on extinguishment of debt and write-off of deferred financing costs	(106,045)	—
Other expense, net	(529)	(963)
	(561,995)	(430,693)
Loss before income taxes	(2,922,084)	(87,235)
Income tax benefit	45,108	15,964
Net loss	(2,876,976)	(71,271)
Net income attributable to noncontrolling interests	(7,095)	(4,405)
Net loss attributable to Optimum Communications, Inc. stockholders	$(2,884,071)	$(75,676)
Net loss per share:
Basic and diluted net loss per share	$(6.10)	$(0.16)
Basic and diluted weighted average common shares (in thousands)	472,420	464,862
Cash dividends declared per common share	$—	$—

See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(2,876,976)	$(71,271)
Other comprehensive income (loss):
Defined benefit pension plans	579	(1,540)
Applicable income taxes	(156)	415
Defined benefit pension plans, net of income taxes	423	(1,125)
Foreign currency translation adjustment	17	(54)
Other comprehensive income (loss)	440	(1,179)
Comprehensive loss	(2,876,536)	(72,450)
Comprehensive income attributable to noncontrolling interests	(7,095)	(4,405)
Comprehensive loss attributable to Optimum Communications, Inc. stockholders	$(2,883,631)	$(76,855)

See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Optimum Communications Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2026	$2,884	$1,830	$252,553	$(2,573,017)	$(10)	$1,604	$(2,314,156)	$21,928	$(2,292,228)
Net loss attributable to Optimum Communications stockholders	—	—	—	(2,884,071)	—	—	(2,884,071)	—	(2,884,071)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	7,095	7,095
Pension liability adjustments, net of income taxes	—	—	—	—	—	423	423	—	423
Foreign currency translation adjustment	—	—	—	—	—	17	17	—	17
Share-based compensation expense (equity classified)	—	—	7,565	—	—	—	7,565	—	7,565
Distributions to an entity under common control	—	—	(3,446)	—	—	—	(3,446)	—	(3,446)
Other, net	58	—	(5,827)	—	—	—	(5,769)	—	(5,769)
Balance at March 31, 2026	$2,942	$1,830	$250,845	$(5,457,088)	$(10)	$2,044	$(5,199,437)	$29,023	$(5,170,414)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Optimum Communications Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2025	$2,799	$1,842	$233,953	$(703,993)	$(10)	$(3,826)	$(469,235)	$12,403	$(456,832)
Net loss attributable to Optimum Communications stockholders	—	—	—	(75,676)	—	—	(75,676)	—	(75,676)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	4,405	4,405
Pension liability adjustments, net of income taxes	—	—	—	—	—	(1,125)	(1,125)	—	(1,125)
Foreign currency translation adjustment	—	—	—	—	—	(54)	(54)	—	(54)
Share-based compensation expense (equity classified)	—	—	11,587	—	—	—	11,587	—	11,587
Other, net	46	—	(8,543)	—	—	—	(8,497)	—	(8,497)
Balance at March 31, 2025	$2,845	$1,842	$236,997	$(779,669)	$(10)	$(5,005)	$(543,000)	$16,808	$(526,192)
See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,876,976)	$(71,271)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	406,496	418,485
Indefinite-lived cable franchise rights impairment	2,700,000	—
Gain on investments, sale of assets or sale of affiliate interests	—	(5)
Loss on extinguishment of debt and write-off of deferred financing costs	106,045	—
Amortization of deferred financing costs and discounts (premiums) on indebtedness	9,911	3,992
Share-based compensation expense	14,977	15,449
Deferred income taxes	(111,441)	(127,410)
Decrease in right-of-use assets	10,931	11,150
Allowance for credit losses	20,628	16,196
Other	479	399
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	13,941	17,187
Prepaid expenses and other assets	(79,588)	(55,377)
Amounts due from and due to affiliates	(8,277)	13,905
Accounts payable and accrued liabilities	(29,207)	42,958
Interest payable	(26,611)	(120,856)
Deferred revenue	18,043	18,816
Interest rate swap contracts	932	3,865
Net cash provided by operating activities	170,283	187,483
Cash flows from investing activities:
Capital expenditures	(307,704)	(356,124)
Payments for acquisitions, net of cash acquired	—	(7,616)
Other, net	3,031	191
Net cash used in investing activities	(304,673)	(363,549)
Cash flows from financing activities:
Proceeds from long-term debt	2,756,954	450,000
Repayment of debt	(2,524,081)	(220,014)
Principal payments on finance lease obligations	(6,289)	(17,262)
Additions to deferred financing costs	(112,630)	—
Other, net	(7,929)	(13,997)
Net cash provided by financing activities	106,025	198,727
Net increase (decrease) in cash and cash equivalents	(28,365)	22,661
Effect of exchange rate changes on cash and cash equivalents	17	(54)
Net increase (decrease) in cash, cash equivalents and restricted cash	(28,348)	22,607
Cash, cash equivalents and restricted cash at beginning of year	1,141,443	256,824
Cash, cash equivalents and restricted cash at end of period	$1,113,095	$279,431
See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except unit amounts)
	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$1,036,628	$1,001,919
Restricted cash	64,461	107,384
Accounts receivable, trade (less allowance for credit losses of $26,580 and $35,389, respectively)	301,251	335,820
Prepaid expenses and other current assets ($9,165 and $2,821 due from affiliates, respectively)	268,636	191,909
Total current assets	1,670,976	1,637,032
Property, plant and equipment, net of accumulated depreciation of $10,133,696 and $9,835,958, respectively	8,270,834	8,351,391
Right-of-use operating lease assets	238,093	243,626
Other assets	118,342	132,205
Amortizable intangibles, net of accumulated amortization of $6,523,147 and $6,461,571, respectively	641,406	702,467
Indefinite-lived cable franchise rights	8,900,000	11,600,000
Goodwill	8,041,217	8,041,217
Total assets	$27,880,868	$30,707,938

LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$798,677	$816,860
Interest payable	387,098	413,709
Accrued employee related costs	143,541	206,192
Deferred revenue	166,679	147,139
Notes payable to affiliate (Note 13)	80,500	82,500
Debt	55,125	60,842
Other current liabilities ($20,008 and $27,230 due to affiliates, respectively)	402,595	388,298
Total current liabilities	2,034,215	2,115,540
Other liabilities	270,567	268,802
Deferred tax liability	4,123,236	4,232,867
Right-of-use operating lease liability	244,487	250,407
Long-term debt, net of current maturities	26,388,241	26,145,372
Total liabilities	33,060,746	33,012,988
Commitments and contingencies (Note 14)
Member's deficiency (100 membership units issued and outstanding)	(5,210,945)	(2,328,582)
Accumulated other comprehensive income	2,044	1,604
Total member's deficiency	(5,208,901)	(2,326,978)
Noncontrolling interests	29,023	21,928
Total deficiency	(5,179,878)	(2,305,050)
Total liabilities and member's deficiency	$27,880,868	$30,707,938

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue (including revenue from affiliates of $55 and $118, respectively) (See Note 13)	$2,065,368	$2,152,282
Operating expenses:
Programming and other direct costs (including charges from affiliates of $1,149 and $1,598, respectively) (See Note 13)	631,129	670,531
Other operating expenses (including charges from affiliates of $12,948 and $12,922, respectively) (See Note 13)	661,970	699,705
Restructuring, impairments and other operating items (See Note 7)	2,727,629	21,622
Depreciation and amortization	406,496	418,485
	4,427,224	1,810,343
Operating income	(2,361,856)	341,939
Other income (expense):
Interest expense, net	(459,104)	(429,431)
Gain on investments and sale of affiliate interests	—	5
Gain (loss) on interest rate swap contracts, net	2,398	(1,719)
Loss on extinguishment of debt and write-off of deferred financing costs	(106,045)	—
Other expense, net	(529)	(963)
	(563,280)	(432,108)
Loss before income taxes	(2,925,136)	(90,169)
Income tax benefit	45,749	16,452
Net loss	(2,879,387)	(73,717)
Net income attributable to noncontrolling interests	(7,095)	(4,405)
Net loss attributable to CSC Holdings, LLC sole member	$(2,886,482)	$(78,122)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(2,879,387)	$(73,717)
Other comprehensive income (loss):
Defined benefit pension plans	579	(1,540)
Applicable income taxes	(156)	415
Defined benefit pension plans, net of income taxes	423	(1,125)
Foreign currency translation adjustment	17	(54)
Other comprehensive income (loss)	440	(1,179)
Comprehensive loss	(2,878,947)	(74,896)
Comprehensive income attributable to noncontrolling interests	(7,095)	(4,405)
Comprehensive loss attributable to CSC Holdings, LLC sole member	$(2,886,042)	$(79,301)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER'S DEFICIENCY
(In thousands)
(Unaudited)

	Member's Deficiency	Accumulated Other Comprehensive Income	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2026	$(2,328,582)	$1,604	$(2,326,978)	$21,928	$(2,305,050)
Net loss attributable to CSC Holdings, LLC sole member	(2,886,482)	—	(2,886,482)	—	(2,886,482)
Net income attributable to noncontrolling interests	—	—	—	7,095	7,095
Pension liability adjustments, net of income taxes	—	423	423	—	423
Foreign currency translation adjustment	—	17	17	—	17
Share-based compensation expense (equity classified)	7,565	—	7,565	—	7,565
Distributions to an entity under common control	(3,446)	—	(3,446)	—	(3,446)
Balance at March 31, 2026	$(5,210,945)	$2,044	$(5,208,901)	$29,023	$(5,179,878)

	Member's Deficiency	Accumulated Other Comprehensive Loss	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2025	$(468,197)	$(3,826)	$(472,023)	$12,403	$(459,620)
Net loss attributable to CSC Holdings, LLC sole member	(78,122)	—	(78,122)	—	(78,122)
Net income attributable to noncontrolling interests	—	—	—	4,405	4,405
Pension liability adjustments, net of income taxes	—	(1,125)	(1,125)	—	(1,125)
Foreign currency translation adjustment	—	(54)	(54)	—	(54)
Share-based compensation expense (equity classified)	11,587	—	11,587	—	11,587
Cash distributions to parent	(8,547)	—	(8,547)	—	(8,547)
Balance at March 31, 2025	$(543,279)	$(5,005)	$(548,284)	$16,808	$(531,476)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,879,387)	$(73,717)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	406,496	418,485
Indefinite-lived cable franchise rights impairment	2,700,000	—
Gain on investments, sale of assets or sale of affiliate interests	—	(5)
Loss on extinguishment of debt and write-off of deferred financing costs	106,045	—
Amortization of deferred financing costs and discounts (premiums) on indebtedness	9,911	3,992
Share-based compensation expense	14,977	15,449
Deferred income taxes	(111,595)	(127,410)
Decrease in right-of-use assets	10,931	11,150
Allowance for credit losses	20,628	16,196
Other	479	399
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	13,941	17,187
Prepaid expenses and other assets	(79,139)	(54,549)
Amounts due from and due to affiliates	(14,852)	14,733
Accounts payable and accrued liabilities	(26,009)	45,974
Interest payable	(26,611)	(120,858)
Deferred revenue	18,043	18,816
Interest rate swap contracts	932	3,865
Net cash provided by operating activities	164,790	189,707
Cash flows from investing activities:
Capital expenditures	(307,704)	(356,124)
Payments for acquisitions, net of cash acquired	—	(7,616)
Other, net	3,031	191
Net cash used in investing activities	(304,673)	(363,549)
Cash flows from financing activities:
Proceeds from long-term debt	2,756,954	450,000
Repayment of debt	(2,526,081)	(222,014)
Distributions to parent	—	(8,547)
Principal payments on finance lease obligations	(6,289)	(17,262)
Additions to deferred financing costs	(112,630)	—
Other, net	(2,160)	(5,500)
Net cash provided by (used in) financing activities	109,794	196,677
Net increase (decrease) in cash and cash equivalents	(30,089)	22,835
Effect of exchange rate changes on cash and cash equivalents	17	(54)
Net increase (decrease) in cash, cash equivalents and restricted cash	(30,072)	22,781
Cash, cash equivalents and restricted cash at beginning of year	1,131,161	246,616
Cash, cash equivalents and restricted cash at end of period	$1,101,089	$269,397

See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)

NOTE 1.    DESCRIPTION OF BUSINESS AND RELATED MATTERS
The Company and Related Matters
Optimum Communications, Inc. ("Optimum Communications") was incorporated in Delaware on September 14, 2015. Optimum Communications is majority-owned by Patrick Drahi through Next Alt S.à r.l. ("Next Alt"). Patrick Drahi also controls Altice Group Lux S.à r.l., formerly Altice Europe N.V. ("Altice Europe") and its subsidiaries and other entities.
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
The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
The financial statements presented in this report are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.
The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2026.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note 10 for a discussion of fair value estimates.
Going Concern
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.
As reflected on the consolidated financial statements, as of March 31, 2026, we had cash and cash equivalents of $1,048,634, and we had principal amounts of debt of $4,130,000 maturing in April 2027 and $2,125,000 maturing in July 2027. Our ability to address these maturities depends on our ability to successfully refinance, restructure or otherwise extend such indebtedness or to raise additional capital to repay the indebtedness.
Because we do not currently have committed financing or cash and cash equivalents combined with projected future cash flows sufficient to satisfy the foregoing debt maturities arising within one year after the date these consolidated financial statements are issued, substantial doubt exists about our ability to continue as a going concern within one year after the date these consolidated financial statements are issued. While management is pursuing efforts to refinance or restructure the Company’s debt, or to raise additional capital sufficient to satisfy these debt maturities, there is no assurance these efforts will be successful.
The consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we not continue as a going concern.
NOTE 3.    ACCOUNTING STANDARDS
Recently Issued But Not Yet Adopted Accounting Pronouncements
ASU No. 2025-11, Interim Reporting (Topic 270) —Narrow-Scope Improvements
In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The update is intended to improve the navigability of interim reporting guidance and clarify the required disclosures for interim periods. Key amendments include the establishment of a comprehensive list of required interim disclosures within Topic 270 and the introduction of a disclosure principle requiring an entity to disclose events occurring since the most recent annual reporting period that have a material impact on the entity.
The amendments also clarify the form and content requirements for condensed financial statements, including specific significance thresholds for financial statement captions. The ASU becomes effective for us for interim periods beginning January 1, 2028, with early adoption permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements and related disclosures.
ASU No. 2025-06 Intangibles—Goodwill and Other—Internal-Use Software
In September 2025, the FASB issued ASU 2025-06 Intangibles—Goodwill and Other—Internal-Use Software related to accounting for internal-use software costs. The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 becomes effective for us on January 1, 2028, though early adoption is permitted. We are currently evaluating the impact of adopting ASU 2025-06 on our consolidated financial statements and related disclosures.
ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires disaggregated disclosures of certain categories of expenses on an annual and interim basis. ASU 2024-03 becomes effective for us for annual reporting periods beginning January 1, 2027, and interim reporting periods beginning January 1, 2028. We are currently evaluating the impact of adopting

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
ASU 2024-03 on our consolidated financial statements and related disclosures, but we expect the adoption will result in additional disaggregation of expense captions within our footnote disclosures.
NOTE 4.    REVENUE
The following table presents the composition of revenue:

	Three Months Ended March 31,
	2026	2025
Residential:
Broadband	$850,039	$899,561
Video	602,223	665,568
Telephony	58,406	66,412
Mobile	49,549	36,699
Residential revenue	1,560,217	1,668,240
Business services and wholesale	364,300	363,545
News and advertising	119,674	102,410
Other	21,177	18,087
Total revenue	$2,065,368	$2,152,282
We are assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collect such taxes from our customers. In instances where the tax is being assessed directly on us, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three months ended March 31, 2026 and 2025, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $49,247 and $51,570, respectively.
Customer Contract Costs
Deferred enterprise sales commission costs are included in other current and noncurrent assets in the consolidated balance sheet and totaled $20,578 and $21,397 as of March 31, 2026 and December 31, 2025, respectively.
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
Concentration of Credit Risk
We did not have a single customer that represented 10% or more of our consolidated revenues for the three months ended March 31, 2026 and 2025 or 10% or more of our consolidated net trade receivables at March 31, 2026 and December 31, 2025, respectively.
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

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
Our non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2026	2025
Non-Cash Investing and Financing Activities:
Optimum Communications and CSC Holdings:
Capital expenditures accrued but unpaid	$221,631	$302,989
Vendor financed capital additions	1,877	—
Right-of-use assets acquired in exchange for finance lease obligations	4,934	5,967
Non-cash distribution to an entity under common control	1,286	—
Supplemental Data:
Optimum Communications and CSC Holdings:
Cash interest paid	480,022	547,157
Income taxes paid (refunded), net	9,734	(1,277)
CSC Holdings:
Cash interest paid relating to a note payable to Captive (see Note 13)	1,216	1,337
Reconciliation of cash, cash equivalents and restricted cash :

	March 31,
	2026	2025
Optimum Communications:
Cash and cash equivalents	$1,048,634	$279,141
Restricted cash, short-term (see Note 9)	64,461	290
Total cash, cash equivalents and restricted cash	$1,113,095	$279,431

	March 31,
	2026	2025
CSC Holdings:
Cash and cash equivalents	$1,036,628	$269,107
Restricted cash, short-term (see Note 9)	64,461	290
Total cash, cash equivalents and restricted cash	$1,101,089	$269,397
NOTE 7.    RESTRUCTURING, IMPAIRMENTS AND OTHER OPERATING ITEMS
Our restructuring, impairments and other operating items are comprised of the following:

	Three Months Ended March 31,
	2026	2025
Impairment charge (a)	$2,700,000	$—
Litigation settlements and contract termination costs (b)	2,100	16,369
Contractual payments for terminated employees	7,690	2,486
Facility realignment costs	(306)	571
Impairment of right-of-use operating lease assets	524	411
Transaction costs related to certain transactions not related to our operations and other	17,621	1,785
	$2,727,629	$21,622

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)

(a)See Note 8 for a discussion of the impairment charge related to our indefinite-lived cable franchise rights.
(b)Amounts reflect estimated amounts for certain legal matters, including adjustments to these estimates, and costs to early terminate contracts with vendors.
NOTE 8.    GOODWILL AND INTANGIBLE ASSETS
Our amortizable intangible assets primarily consist of customer relationships acquired pursuant to business combinations and represent the value of the business relationship with those customers.
The following table summarizes information relating to our acquired amortizable intangible assets:

	As of March 31, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,089,374	$(5,465,840)	$623,534	$6,089,374	$(5,405,190)	$684,184	1 to 18 years
Trade names	1,010,000	(1,010,000)	—	1,010,000	(1,010,000)	—	4 to 7 years
Other amortizable intangibles	65,179	(47,307)	17,872	64,664	(46,381)	18,283	1 to 15 years
	$7,164,553	$(6,523,147)	$641,406	$7,164,038	$(6,461,571)	$702,467
Amortization expense for the three months ended March 31, 2026 and 2025 aggregated $61,575 and $74,070, respectively.
The carrying amount of indefinite-lived cable television franchises and goodwill is presented below:

	Indefinite-lived Cable Franchise Rights	Goodwill
Balance as of December 31, 2025	$11,600,000	$8,041,217
Impairment charge	(2,700,000)	—
Balance as of March 31, 2026	$8,900,000	$8,041,217
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
During the three months ended March 31, 2026, we updated our annual long-term plan, which reflected a decline in estimated future cash flows. Management concluded that this was a triggering event and a quantitative impairment test of our indefinite-lived cable franchise rights and goodwill was performed as of March 31, 2026.
As a result of our quantitative impairment test, we recorded a non-cash impairment charge of $2,700,000 related to our indefinite-lived cable franchise rights for the three months ended March 31, 2026. These intangible assets represent contractual rights to operate cable systems in specific geographic areas. The decline in the estimated fair value of our indefinite-lived franchise rights was attributable to updated long-term financial projections, that reflected a reduction in estimated future cash flows as a result of increased investment in our fiber network and the sustained competitive environment and macroeconomic conditions. The impairment analysis was conducted using a discounted cash flow methodology, which incorporated updated projections of future cash flows, growth rates, and discount rates consistent with current market assumptions. If we experience a significant shortfall in cash flows from new customers, then we may incur future non-cash impairment charges on our indefinite-lived cable franchise rights. This charge is included in "Restructuring, impairments and other operating items" in the consolidated statement of operations and did not impact our cash flow or liquidity. As the carrying value of our franchise rights represent fair value, any reduction in the fair value of these rights would result in an additional impairment charge. A hypothetical

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
10% reduction in the fair value of our franchise rights would result in an additional impairment charge of approximately $890,000.
In connection with the quantitative test performed on goodwill, we concluded the estimated fair value of our Telecommunications reporting unit exceeded its carrying value and no impairment was recorded.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
NOTE 9.    DEBT
The following table provides details of our outstanding debt:

		Interest Rate at March 31, 2026	March 31, 2026		December 31, 2025
Date Issued	Maturity Date		Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
October 18, 2018	April 1, 2028	7.500%	$4,118	$4,116	$4,118	$4,116
November 27, 2018	April 1, 2028	7.500%	1,045,882	1,045,397	1,045,882	1,045,342
July 10 and October 7, 2019	January 15, 2030	5.750%	2,250,000	2,267,192	2,250,000	2,268,198
June 16 and August 17, 2020	December 1, 2030	4.625%	2,325,000	2,349,295	2,325,000	2,350,423
May 13, 2021	November 15, 2031	5.000%	500,000	498,888	500,000	498,846
			6,125,000	6,164,888	6,125,000	6,166,925
CSC Holdings Senior Guaranteed Notes:
September 23, 2016	April 15, 2027	5.500%	1,310,000	1,309,229	1,310,000	1,309,053
January 29, 2018	February 1, 2028	5.375%	1,000,000	998,060	1,000,000	997,814
January 31, 2019	February 1, 2029	6.500%	1,750,000	1,748,859	1,750,000	1,748,770
June 16, 2020	December 1, 2030	4.125%	1,100,000	1,097,516	1,100,000	1,097,399
August 17, 2020	February 15, 2031	3.375%	1,000,000	998,263	1,000,000	998,183
May 13, 2021	November 15, 2031	4.500%	1,500,000	1,496,699	1,500,000	1,496,573
April 25, 2023	May 15, 2028	11.250%	1,000,000	996,732	1,000,000	996,406
January 25, 2024	January 31, 2029	11.750%	2,050,000	2,037,921	2,050,000	2,037,054
			10,710,000	10,683,279	10,710,000	10,681,252
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility (b)	July 13, 2027	6.023%	2,125,000	2,123,742	2,125,000	2,123,506
Incremental Term Loan B-5 (c)	April 15, 2027	8.250%	2,820,000	2,816,260	2,827,500	2,822,895
			4,945,000	4,940,002	4,952,500	4,946,401
UnSub Group Credit Facility:
November 25, 2025	November 25, 2028	9.000%	3,100,000	2,918,931	2,000,000	1,898,893
NYC ABS Receivables Facility Loan:
July 16, 2025	January 16, 2031		—	—	980,091	881,175

Lightpath Secured Fiber Network Revenue Notes (d):
March 3, 2026	March 25, 2031	5.597%	1,527,000	1,503,963	—	—
March 3, 2026	March 25, 2031	5.890%	130,000	128,039	—	—
			1,657,000	1,632,002	—	—
Lightpath Senior Notes (e):
September 29, 2020	September 15, 2028		—	—	415,000	411,428
Lightpath Senior Secured Notes (e):
September 29, 2020	September 15, 2027		—	—	450,000	447,320
Lightpath Term Loan(e)	November 30, 2027		—	—	669,183	667,201
			1,657,000	1,632,002	1,534,183	1,525,949
Finance lease obligations			104,264	104,264	105,619	105,619
			26,641,264	26,443,366	26,407,393	26,206,214
Less: current maturities			(55,125)	(55,125)	(60,842)	(60,842)
Long-term debt			$26,586,139	$26,388,241	$26,346,551	$26,145,372

(a)The carrying amount is net of the unamortized deferred financing costs and discounts/premiums, as applicable.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
(b)At March 31, 2026, $200,261 of the revolving credit facility was restricted for certain letters of credit issued on our behalf and $149,739 of the $2,475,000 facility was undrawn and available, subject to covenant limitations. The revolving credit facility bears interest at a rate of Secured Overnight Financing Rate ("SOFR") (plus a credit adjustment spread of 0.10%) plus 2.25% per annum.
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
(d)At March 31, 2026, $6,088 of a $100,000 Variable Funding Note available to Lightpath was restricted for certain letters of credit issued on its behalf. The remaining $93,912 was undrawn and available, subject to covenant limitations.
(e)Repaid with proceeds from the Lightpath Secured Fiber Network Revenue Notes (see discussion below).
For financing purposes, we have three debt silos: CSC Holdings, the UnSub Group (defined below) and Lightpath. The CSC Holdings silo is structured as a restricted group (the "CSC Holdings Restricted Group") and an unrestricted group, which includes certain designated subsidiaries. The CSC Holdings Restricted Group is comprised of CSC Holdings and its wholly-owned operating subsidiaries, excluding Lightpath and certain of its designated subsidiaries, Cablevision Litchfield, LLC ("Cablevision Litchfield"), CSC Optimum Holdings, LLC ("CSC Optimum") and certain subsidiaries of CSC Holdings designated as "unrestricted subsidiaries" for the purposes of the CSC Holdings silo (collectively, the "UnSub Group"). The CSC Holdings Restricted Group is subject to the covenants and restrictions of CSC Holdings' credit facility and indentures governing the notes issued by CSC Holdings. The Lightpath silo includes substantially all of Lightpath's operating subsidiaries which are subject to the covenants and restrictions of the secured fiber network revenue notes issued by Lightpath. The UnSub Group is subject to the covenants and restrictions of the UnSub Group Facility.
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
On January 12, 2026, Cablevision Litchfield and CSC Optimum entered into an Amended and Restated Credit Agreement (the "A&R UnSub Credit Agreement"), by and among Cablevision Litchfield and CSC Optimum, each as a borrower, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The A&R UnSub Credit Agreement provided for, among other things, incremental term loans in an aggregate principal amount of $1,100,000 (the "Incremental UnSub Credit Facility Loans" and, together with the Initial UnSub Group Credit Facility Loans, the "Credit Facility Loans"). Effective February 11, 2026, Cablevision Funding joined the A&R UnSub Credit Agreement as borrower under solely the Incremental UnSub Credit Facility Loans. The A&R UnSub Credit Agreement amended and restated the Initial UnSub Group Credit Facility in its entirety (as so amended and restated, the "UnSub Group Credit Facility"). The Incremental UnSub Credit Facility Loans were used to repay Receivables Facility Loan and Security Agreement, dated as of July 16, 2025 (the “NYC ABS Loan and Security Agreement”), by and among Cablevision Funding LLC, Cablevision SPE Guarantor LLC, the other loan parties party thereto from time to time, each of the financial institutions from time to time party thereto as lenders, Alter Domus (US) LLC, as administrative agent, Citibank, N.A., as Account Bank (as defined therein), Citibank, N.A., as collateral agent, and Goldman Sachs Bank USA and TPG Angelo Gordon, as structuring agents, and pay certain costs associated with the transactions. The remaining proceeds are being used for other general corporate purposes. The UnSub Group Credit Facility Loans will (i) mature on November 25, 2028, (ii) accrue interest at a fixed rate per annum equal to 9.0%, and (iii) not amortize.
Lightpath Secured Fiber Network Revenue Notes
On March 3, 2026, Cablevision Lightpath LLC ("Lightpath") refinanced all of its outstanding indebtedness through an asset‑backed securitization ("ABS") transaction. In connection with the refinancing, Lightpath repaid in full and terminated all prior debt facilities, including its senior notes due 2028, senior secured notes due 2027 and its term

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
loan facility balance previously outstanding. Upon repayment, all liens and guarantees associated with this indebtedness were released and all commitments were terminated.
The refinancing was executed through the issuance by Lightpath Fiber Issuer LLC (the “Issuer”) of Secured Fiber Network Revenue Notes, Series 2026‑1 (the "Series 2026‑1 Notes"). The Issuer is a newly formed, wholly owned and bankruptcy-remote indirect subsidiary of Lightpath.
The notes consist of $1,527,000 in aggregate principal amount of Series 2026-1, Class A-2 Notes (the "Class A-2 Notes") and $130,000 in aggregate principal amount of Series 2026-1, Class B Notes (the "Class B Notes"). The Class A-2 Notes bear interest at a rate of 5.597%, and the Class B Notes bear interest at a rate of 5.890%. Deferred financing costs incurred with the issuance of these notes amounted to $25,281.
In addition to the Series 2026-1 Notes, the Issuer also entered into a Variable Funding Note ("VFN") facility with a revolving commitment of up to $100,000 (expandable to $300,000 subject to conditions), and a Liquidity Funding Note facility of up to $45,000, designed to support working capital and liquidity needs within the ABS structure.
Proceeds from the issuance of the Series 2026-1 Notes were used to repay all outstanding Lightpath indebtedness existing prior to the refinancing, fund required reserve accounts, including a liquidity reserve account, pay transaction fees, expenses, and other costs associated with the ABS issuance and general corporate purposes.
The Series 2026‑1 Term Notes are secured by substantially all of the fiber network assets and related customer agreements of Lightpath's asset‑owning securitized subsidiaries, which collectively serve as collateral for the securitization. The Notes are non‑recourse to Lightpath and its non‑securitized subsidiaries, other than through the guarantees provided within the ABS structure by the asset‑owning entities and Lightpath Fiber Guarantor LLC.
Interest on the Series 2026-1 Notes is fixed, payable monthly in arrears, beginning April 2026, and mature in March 2031. The securitization includes customary cash‑flow waterfalls, reserve accounts, financial covenants—including a senior debt service coverage ratio—and provisions for optional and mandatory prepayments.
Following this refinancing, Lightpath's revolving credit facility is no longer available, and borrowings will occur within the ABS structure through the Variable Funding Notes, subject to meeting required borrowing conditions. As of March 31, 2026, $6,088 of the available VFN facility was restricted for certain letters of credit issued on Lightpath's behalf.
Debt Compliance
As of March 31, 2026, CSC Holdings was in compliance with applicable financial covenants under its credit facility and with applicable financial covenants under each respective indenture by which the senior guaranteed notes and senior notes were issued. Lightpath Fiber Issuer LLC was in compliance with applicable covenants under the Secured Fiber Network Revenue Notes. The UnSub Group Credit Facility does not provide for any financial covenants.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
Loss on Extinguishment of Debt and the Write-off of Deferred Financing Costs
The following table provides a summary of the loss on extinguishment of debt and the write-off of deferred financing costs recorded:

Three Months Ended March 31, 2026
Repayment of NYC ABS receivables facility loan	$98,407
Repayment of Lightpath's 5.625% Senior Notes, 3.875% Senior Secured Notes and Term Loan Facility	7,638
$106,045
Summary of Debt Maturities
The future principal payments under our various debt obligations outstanding as of March 31, 2026, excluding finance lease obligations, are as follows:

2026	$22,500
2027	6,232,500
2028	6,150,000
2029	3,800,000
2030	5,675,000
Thereafter	4,657,000

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
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis and their classification under the fair value hierarchy:

	Fair Value Hierarchy	March 31, 2026	December 31, 2025
Assets:
Money market funds (a)	Level I	$963,025	$937,365
Interest rate swap contracts	Level II	—	2,274
Liabilities:
Interest rate swap contracts	Level II	—	1,342
Contingent consideration related to acquisitions	Level III	4,986	4,941

(a)Money market funds at CSC Holdings amounted to $630,016 and $929,604 as of March 31, 2026 and December 31, 2025, respectively.
Our money market funds which are classified as cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
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
The fair value of the contingent consideration as of March 31, 2026 and December 31, 2025 related to certain acquisitions was determined using a probability assessment of the contingent payment for the respective periods.
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate:
Credit Facility Debt, Senior Notes, Senior Guaranteed Notes, Senior Secured Notes and Secured Fiber Network Revenue Notes
The fair values of each of our debt instruments are based on quoted market prices of these instruments.
UnSub Group Credit Facility and NYC ABS Receivables Facility Loan
The fair value of the UnSub Group Credit Facility and NYC ABS receivables facility loan are based on Level 3 inputs, as these facilities are not actively traded and were determined using a discounted cash flow ("DCF") model. This model estimates the present value of the expected future interest and principal payments under the terms of the UnSub Group Credit Facility and NYC ABS receivables facility loan.
The carrying values, estimated fair values, and classification under the fair value hierarchy of our financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized below:

		March 31, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

Credit facility debt	Level II	$4,940,002	$4,945,000	$5,613,602	$5,621,683
Secured Fiber Network Revenue Notes	Level II	1,632,002	1,658,719	—	—
Senior guaranteed notes and senior secured notes	Level II	10,683,279	7,375,150	11,128,572	7,929,625
Senior notes	Level II	6,164,888	2,421,625	6,578,353	2,841,963
UnSub Group Credit Facility	Level III	2,918,931	3,070,667	1,898,893	1,995,498
NYC ABS receivables facility loan	Level III	—	—	881,175	990,076
		$26,339,102	$19,471,161	$26,100,595	$19,378,845

(a)Amounts are net of unamortized deferred financing costs and discounts/premiums.
The table above excludes the estimated fair value of CSC Holding's note payable to Captive of $80,500 and $82,500 as of March 31, 2026 and December 31, 2025, as it is eliminated in the Optimum Communications consolidated financial statements (see Note 13). The carrying value of the note payable approximates fair value due to its short-term maturity (less than one year).
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

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
impact of certain items included in pretax income must be treated as discrete items. The income tax expense or benefit associated with these discrete items is fully recognized in the interim period in which the items occur.
Optimum Communications
For the three months ended March 31, 2026, we recorded a tax benefit of $45,108 on pre-tax loss of $2,922,084, resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower rate is primarily due to the nonrecognition for tax purposes of the intangible impairment charge.
For the three months ended March 31, 2025, we recorded a tax benefit of $15,964 on pre-tax loss of $87,235. The effective tax rate was lower than the U.S. statutory tax rate primarily due to the increase in tax deficiencies on share-based compensation.
CSC Holdings
For the three months ended March 31, 2026, we recorded a tax benefit of $45,749 on pre-tax loss of $2,925,136, resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower rate is primarily due to the nonrecognition for tax purposes of the intangible impairment charge.
For the three months ended March 31, 2025, we recorded a tax benefit of $16,452 on pre-tax loss of $90,169. The effective tax rate was lower than the U.S. statutory rate primarily due to the increase in tax deficiencies on share-based compensation.
NOTE 12.    SHARE-BASED COMPENSATION AND LONG-TERM INCENTIVE AWARDS
Share-based Compensation
The following table presents share-based compensation expense (benefit) and unrecognized compensation cost:

	Share-Based Compensation		Unrecognized Compensation Cost as of March 31, 2026
	Three Months Ended March 31,
	2026	2025
Awards issued pursuant to LTIP:
Restricted share units	$6,972	$9,728	$27,866
Cash denominated performance awards	7,937	4,150	51,561
Other	68	1,571	372
	$14,977	$15,449	$79,799
Restricted Share Units
The following table summarizes activity related to restricted share units granted to our employees:

Number of Units
Balance at December 31, 2025	34,012,303
Granted	735,294
Vested	(9,909,562)
Forfeited	(784,533)
Balance at March 31, 2026	24,053,502

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
Cash Denominated Performance Awards
The following table summarizes activity related to cash denominated performance award granted to our employees:

Number of Units
Balance at December 31, 2025	122,516,250
Granted	600,000
Vested	(25,449,976)
Forfeited	(7,393,774)
Balance at March 31, 2026	90,272,500
The cash denominated performance awards cliff vest in three years. The payout of these awards can range from 0% to 200% of the target value based on our achievement of certain revenue and Adjusted EBITDA targets during a three year performance period. These awards will be settled in shares of our Class A common stock, or cash, at our option.
Lightpath Plan Awards
As of March 31, 2026, 581,234 Class A-1 management incentive units and 307,670 Class A-2 management incentive units ("Award Units") granted to certain employees of Lightpath were outstanding. Vested units will be redeemed upon a partial exit, a change in control or the completion of an initial public offering, as defined in the Lightpath Holdings LLC agreement. The grant date fair value of the Award Units outstanding aggregated $31,369 and will be expensed in the period in which a partial exit or a liquidity event is consummated.
Long-term Incentive Awards
Deferred Cash Award
In February 2026, certain employees were granted a time-based Deferred Cash Award (“DCA”). This award vests ratably over three years with one-third payable in cash in each of December 2026, December 2027, and December 2028. The amount granted under the DCA totaled $39,010. As of March 31, 2026, we recorded compensation cost related to these awards of $890.
NOTE 13.    AFFILIATE AND RELATED PARTY TRANSACTIONS
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
The following table summarizes the revenue and expenses related to services provided to or received from affiliates and related parties:

	Three Months Ended March 31,
	2026	2025
Revenue	$55	$118
Operating expenses:
Programming and other direct costs	(1,149)	(1,598)
Other operating expenses, net	(12,948)	(12,922)
Operating expenses, net	(14,097)	(14,520)
Net charges	$(14,042)	$(14,402)
Capital expenditures	$10,142	$21,834

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
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
Capital Expenditures
Capital expenditures primarily include costs for equipment purchased and software development services provided by subsidiaries of Altice Europe.
Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	March 31, 2026	December 31, 2025
Due from:
Altice Europe	$—	$30
Other affiliates and related parties	445	445
	$445	$475
Due to:
Altice Europe	$17,533	$24,938
Other affiliates and related parties	2,475	2,091
	$20,008	$27,029

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
CSC Holdings Transactions with Optimum Communications
During the three months ended March 31, 2025, CSC Holdings made cash equity distribution payments to its parent of $8,547.
The following table provides intercompany balances and activity between CSC Holdings and Optimum Communications as of March 31, 2026 and for the year ended December 31, 2025:

	March 31, 2026	December 31, 2025
Amounts due from Optimum Communications	$8,115	$2,346
Amounts due from (due to) the Captive	605	(201)
Note payable to the Captive	80,500	82,500

Interest expense on intercompany note payable to the Captive for the three months ended March 31, 2026 and 2025, respectively	1,216	1,337
In December 2025, we transferred our interest in i24 NEWS to an entity under common control, for cash consideration of $1,000. In addition, we agreed to reimburse the buyer for certain liabilities incurred by the buyer between the transfer date and March 31, 2026, not to exceed $5,000. The accompanying statement of stockholders' deficiency reflects distributions aggregating $3,446 related to this reimbursement.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
NOTE 14.    COMMITMENTS AND CONTINGENCIES
Legal Matters
On December 7, 2023, Warner Records Inc., Sony Music Publishing (US) LLC and a number of other purported copyright holders (collectively, the “Warner Plaintiffs”) filed a complaint in the U.S. District Court for the Eastern District of Texas (the “Warner Matter”), alleging that certain of our Internet subscribers directly infringed over 10,700 of the Warner Plaintiffs’ copyrighted works. The Warner Plaintiffs seek to hold us liable for claims of contributory infringement of copyright and vicarious copyright infringement. The Warner Plaintiffs also claim that our alleged secondary infringement was willful and seek substantial statutory damages. On July 15, 2025, the Court issued an order staying the case, including the trial scheduled to commence in September 2025, pending the Supreme Court of the United States’ decision in Cox Communications, Inc. v. Sony Music Entertainment. On April 22, 2026, the parties filed a joint stipulation of dismissal together with a proposed order dismissing the action, and on April 29, 2026, the Court dismissed the case.
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
NOTE 15.    SEGMENT REPORTING
We principally deliver broadband, video, telephony and mobile services to residential and business customers, as well as proprietary content and advertising services in the United States. Our connectivity services are provided through a converged fixed and mobile network and key operating activities and resource allocation decisions are managed centrally. Our chief executive officer is the chief operating decision maker ("CODM"). Our CODM assesses performance and decides how to allocate resources based on our consolidated statements of operations. Our CODM manages the business on a consolidated basis such that we have a single operating segment. Our segment performance measure is consolidated net income (loss). The measure of segment assets is the Company's total consolidated assets which are reflected on our balance sheets.
The following table presents significant expenses that are not separately presented on the statements of operations that are reviewed by the CODM.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Programming costs	$441,342	$504,756
Other direct costs (a)	189,787	165,775
Programming and other direct costs	$631,129	$670,531

Sales and marketing (d)	$180,430	$180,895
Network services	122,912	134,150
Other (b)	356,861	383,141
Other operating expenses (c)	$660,203	$698,186

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
(c)Other operating expenses for CSC Holdings for the three months ended March 31, 2026 and 2025 amounted to $661,970 and $699,705, respectively, and include additional costs of $1,767 and $1,519 respectively, that were eliminated at Optimum Communications.
(d)Certain reclassifications have been made to the 2025 amounts to conform to the 2026 presentation.
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
The composition of the Restricted Group was modified as a result of the NYC ABS transaction in July 2025 and an amendment to the CSC Holdings' Credit Facility in November 2025, which resulted in certain subsidiaries being re-designated as unrestricted subsidiaries. The Company’s financial information is now presented to reflect the current composition of the Restricted Group following these re-designations.
The financial information set forth below reflects the financial condition and results of operations of the Restricted Group, presented separately from the financial condition and results of operations of the Unrestricted Group. To provide a meaningful comparison of the current composition of the Restricted Group, the financial information as of and for the three months ended March 31, 2026 and 2025 is presented on a pro forma basis as if the July 2025 designation and the November 2025 designation had, in each case, occurred on January 1, 2025.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)

	As of March 31, 2026
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
ASSETS
Current assets	$988,120	$1,354,255	$(671,399)	$1,670,976
Long term assets	7,417,003	18,795,524	(2,635)	26,209,892
Total assets	$8,405,123	$20,149,779	$(674,034)	$27,880,868

LIABILITIES AND MEMBER'S DEFICIENCY
Current liabilities	$1,698,592	$984,767	$(649,144)	$2,034,215
Long-term debt	21,832,621	4,555,620	—	26,388,241
Long-term liabilities	1,738,009	2,900,281	—	4,638,290
Total liabilities	25,269,222	8,440,668	(649,144)	33,060,746

Total member's deficiency	(16,864,099)	11,682,722	(27,524)	(5,208,901)
Noncontrolling interests	—	26,389	2,634	29,023
Total deficiency	(16,864,099)	11,709,111	(24,890)	(5,179,878)
Total liabilities and member's deficiency	$8,405,123	$20,149,779	$(674,034)	$27,880,868

	Three Months Ended March 31, 2026
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Revenue	$725,767	$1,343,184	$(3,583)	$2,065,368
Operating expenses (a)	2,286,589	2,144,218	(3,583)	4,427,224
Operating income	(1,560,822)	(801,034)	—	(2,361,856)
Other expense, net	(358,817)	(203,732)	(731)	(563,280)
Income (loss) before income taxes	(1,919,639)	(1,004,766)	(731)	(2,925,136)
Income tax benefit (expense)	57,524	(11,775)	—	45,749
Net income (loss)	(1,862,115)	(1,016,541)	(731)	(2,879,387)
Net loss (income) attributable to noncontrolling interests	—	(7,826)	731	(7,095)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(1,862,115)	$(1,024,367)	$—	$(2,886,482)

(a)Includes an impairment charge related to our indefinite-lived cable franchise rights of $1,618,489 for the Restricted Group and $1,081,511 for the Unrestricted Group.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)

	Three Months Ended March 31, 2025
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Revenue	$749,189	$1,407,033	$(3,940)	$2,152,282
Operating expenses	704,689	1,109,594	(3,940)	1,810,343
Operating income	44,500	297,439	—	341,939
Other expense, net	(405,853)	(25,806)	(449)	(432,108)
Income (loss) before income taxes	(361,353)	271,633	(449)	(90,169)
Income tax benefit (expense)	83,432	(66,980)	—	16,452
Net income (loss)	(277,921)	204,653	(449)	(73,717)
Net loss (income) attributable to noncontrolling interests	—	(4,854)	449	(4,405)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(277,921)	$199,799	$—	$(78,122)

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
We operate in a highly competitive, consumer and technology driven and rapidly changing business that is affected by government regulation and economic, strategic, technological, political and social conditions. Various factors could adversely affect our operations, business or financial results in the future and cause our actual results to differ materially from those contained in the forward-looking statements. In addition, important factors that could cause our actual results to differ materially from those in our forward-looking statements include:
•competition for broadband, video, and telephony customers from existing competitors (such as broadband communications companies, direct broadcast satellite providers, wireless data and telephony providers and Internet-based providers) and new fiber-based competitors entering our footprint;
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
•adverse changes in the credit market and availability of capital to refinance or repay future debt obligations, and our ability to adequately address the substantial doubt as to our ability to continue as a going concern;
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
•the outcome of litigation, government investigations and other proceedings; and
•other risks and uncertainties inherent in our cable and broadband communications businesses and our other businesses, including those listed under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 13, 2026 (the "Annual Report").
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
Overview
Our Business
We principally provide broadband communications and video services in the United States and market our services under the Optimum brand. We deliver broadband, video, telephony, and mobile services to approximately 4.3 million residential and business customers across our footprint. Our footprint extends across 21 states (primarily in the New York metropolitan area and various markets in the south-central United States) through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a FTTH network with approximately 10.0 million total passings as of March 31, 2026. Additionally, we offer news programming and advertising services.
Key Factors Impacting Operating Results and Financial Condition
Our future performance is dependent, to a large extent, on the impact of direct competition, general economic conditions (including capital and credit market conditions), our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers. For more information, see "Risk Factors" and "Business–Competition" included in our Annual Report and the cautionary statement regarding forward-looking statements included in this Quarterly Report.
We derive revenue principally through monthly charges to residential customers of our broadband, video, telephony and mobile services. We also derive revenue from digital video recorder, video-on-demand ("VOD"), pay-per-view, installation and home shopping commissions. Our residential broadband, video, telephony and mobile services accounted for approximately 41%, 29%, 3%, and 2%, respectively, of our consolidated revenue for the three months ended March 31, 2026. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and small and medium-sized business ("SMB") customers, including broadband, telephony, networking, video, and mobile services. For the three months ended March 31, 2026, 18% of our consolidated revenue was derived from these business services. In addition, we derive revenue from the sale of advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), digital advertising, data analytics and affiliation fees for news programming, which accounted for approximately 6% of our consolidated revenue for the three months ended March 31, 2026. Our other revenue (which primarily consists of mobile equipment revenue) for the three months ended March 31, 2026 accounted for approximately 1% of our consolidated revenue.
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
We operate in a highly competitive, consumer-driven industry and we compete against a variety of broadband, video, mobile, fixed wireless broadband and fixed-line telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, fiber-based service providers, satellite-based connectivity providers, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. Emerging satellite broadband providers are beginning to offer high-speed connectivity in certain geographies that can compete with traditional broadband, although their overall presence in our footprint remains limited. Our competitors include Verizon Communications Inc., AT&T Inc., T-Mobile US, Inc., Charter Communications, Inc., Comcast Corporation, and emerging satellite-based broadband providers, as well as DirecTV, DISH Network (a wholly-owned subsidiary of EchoStar Corporation), Lumen Technologies, Inc.'s consumer brands, including CenturyLink and Quantum Fiber, and other providers. Consumers' selection of an alternate source of service, whether due to economic constraints, technological advances, or preference, negatively impacts the demand for our services. For more information on our competitive landscape, see "Risk Factors" and "Business–Competition" included in our Annual Report.
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
Historically, we have made substantial investments in our network and the development of new and innovative products and other service offerings for our customers as a way of differentiating ourselves from our competitors and we expect to do so in the future. Our FTTH network build has enabled us to deliver multi-gig broadband speeds to FTTH customers in order to meet the growing data needs of residential and business customers. Additionally, we are investing in our HFC network which includes a multi-gig network upgrade plan through targeted mid-split upgrades. Finally, we offer a full service mobile offering to consumers across our footprint. We may incur greater than anticipated capital expenditures in connection with these initiatives, fail to realize anticipated benefits, experience delays and business disruptions, or encounter other challenges to executing them as planned. See "Liquidity and Capital Resources– Capital Expenditures" for additional information regarding our capital expenditures.
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

Results of Operations - Optimum Communications
(unaudited)

	Three Months Ended March 31,		Favorable (Unfavorable)
	2026	2025
Revenue:
Broadband	$850,039	$899,561	$(49,522)
Video	602,223	665,568	(63,345)
Telephony	58,406	66,412	(8,006)
Mobile	49,549	36,699	12,850
Residential revenue	1,560,217	1,668,240	(108,023)
Business services and wholesale	364,300	363,545	755
News and advertising	119,674	102,410	17,264
Other	21,177	18,087	3,090
Total revenue	2,065,368	2,152,282	(86,914)
Operating expenses:
Programming and other direct costs	631,129	670,531	39,402
Other operating expenses	660,203	698,186	37,983
Restructuring, impairments and other operating items	2,727,629	21,622	(2,706,007)
Depreciation and amortization	406,496	418,485	11,989
Operating income	(2,360,089)	343,458	(2,703,547)
Other income (expense):
Interest expense, net	(457,819)	(428,016)	(29,803)
Gain on investments and sale of affiliate interests	—	5	(5)
Gain (loss) on interest rate swap contracts, net	2,398	(1,719)	4,117
Loss on extinguishment of debt and write-off of deferred financing costs	(106,045)	—	(106,045)
Other expense, net	(529)	(963)	434
Loss before income taxes	(2,922,084)	(87,235)	(2,834,849)
Income tax benefit	45,108	15,964	29,144
Net loss	(2,876,976)	(71,271)	(2,805,705)
Net income attributable to noncontrolling interests	(7,095)	(4,405)	(2,690)
Net loss attributable to Optimum Communications, Inc. stockholders	$(2,884,071)	$(75,676)	$(2,808,395)

The following is a reconciliation of net loss to Adjusted EBITDA (unaudited):

	Three Months Ended March 31,
	2026	2025
Net loss	$(2,876,976)	$(71,271)
Income tax benefit	(45,108)	(15,964)
Other expense, net	529	963
Loss (gain) on interest rate swap contracts, net	(2,398)	1,719
Gain on investments and sale of affiliates interests	—	(5)
Loss on extinguishment of debt and write-off of deferred financing costs	106,045	—
Interest expense, net	457,819	428,016
Depreciation and amortization	406,496	418,485
Restructuring, impairments and other operating items	2,727,629	21,622
Share-based compensation	14,977	15,449
Adjusted EBITDA	$789,013	$799,014
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Three Months Ended March 31,
	2026	2025
Net cash flows from operating activities	$170,283	$187,483
Less: Capital expenditures (cash)	307,704	356,124
Free Cash Flow (Deficit)	$(137,421)	$(168,641)

The following table sets forth certain customer metrics (unaudited):

	March 31, 2026	December 31, 2025	March 31, 2025

	(in thousands)
Total passings (a)	10,045.9	10,008.2	9,856.1
Total customer relationships (b) (i)	4,264.1	4,333.6	4,505.9
Residential (i)	3,897.0	3,963.8	4,130.5
SMB	367.1	369.9	375.3
Residential customers (i):
Broadband (i)	3,749.6	3,811.4	3,963.3
Video (i)	1,570.7	1,628.4	1,792.4
Telephony	994.9	1,041.6	1,200.0
Penetration of total passings (c)	42.4%	43.3%	45.7%
Average revenue per user ("ARPU") (d)	$132.32	$134.49	$133.93
SMB customers:
Broadband	339.7	342.0	345.7
Video	70.4	72.6	78.7
Telephony	179.2	182.5	191.9
Total mobile lines (e)	674.1	622.5	508.6
FTTH total passings (f)	3,121.6	3,096.0	2,995.0
FTTH customer relationships (g)	729.1	715.9	606.7
FTTH Residential	706.7	694.8	590.2
FTTH SMB	22.4	21.2	16.5
Penetration of FTTH total passings (h)	23.4%	23.1%	20.3%

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
(e)Mobile lines represent the number of residential and business customers’ wireless connections, which include mobile phone handsets and other mobile wireless connected devices. An individual customer relationship may have multiple mobile lines. The total mobile ending lines as of March 31, 2026, December 31, 2025 and March 31, 2025 include approximately 20.9 thousand, 17.6 thousand and 7.5 thousand lines related to business customers, respectively. The service revenue related to these business customers is reflected in business services and wholesale in the table above.
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
(i)Customer metrics as of March 31, 2026 reflect adjustments that relate to prior periods resulting in a decrease of 8.6 thousand residential customer relationships, 8.1 thousand broadband customers and 8.6 thousand video customers. The impact of these adjustments to customer relationships, broadband and video customer net additions was not material for any one period presented and as such prior period metrics were not restated.
Comparison of Results for the Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025
Broadband Revenue
Broadband revenue for the three months ended March 31, 2026 and 2025 was $850,039 and $899,561, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Broadband revenue decreased $49,522 (6%) for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease was due primarily to a decline in broadband customers and lower average recurring broadband revenue per broadband subscriber.
Video Revenue
Video revenue for the three months ended March 31, 2026 and 2025 was $602,223 and $665,568, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Video revenue decreased $63,345 (10%) for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease was due primarily to a decline in video customers, partially offset by higher average recurring video revenue per video customer, primarily driven by certain rate increases. In addition, customer credits attributable to the temporary interruption of certain video programming during the three months ended March 31, 2025 partially offset the year-over-year decline.
Telephony Revenue
Telephony revenue for the three months ended March 31, 2026 and 2025 was $58,406 and $66,412, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Telephony revenue decreased $8,006 (12%) for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease was due primarily to declines in telephony customers, partially offset by higher average recurring telephony revenue per telephony customer.
Mobile Service Revenue
Mobile service revenue for the three months ended March 31, 2026 and 2025 was $49,549 and $36,699, respectively. The increase of $12,850 (35%) for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to an increase in mobile lines, as well as an increase in certain fees and surcharges as compared to the prior year.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three months ended March 31, 2026 and 2025 was $364,300 and $363,545, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber-based telecommunications services to the business market, and the sale of broadband, video, telephony, and mobile services to SMB customers.
Business services and wholesale revenue increased $755 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily due to increases in Ethernet and other fees and surcharges revenue from our Lightpath business, partially offset by a decline in SMB customers.

News and Advertising Revenue
News and advertising revenue for the three months ended March 31, 2026 and 2025 was $119,674 and $102,410, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), (ii) digital advertising, (iii) data analytics, and (iv) affiliation fees for news programming.
News and advertising revenue increased $17,264 (17%) for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily due to an increase in linear advertising revenue.
Other Revenue
Other revenue for the three months ended March 31, 2026 and 2025 was $21,177 and $18,087, respectively. Other revenue includes revenue from sales of mobile equipment and other miscellaneous revenue streams. Other revenue increased $3,090 (17%) for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily due to higher mobile equipment sales during 2026 as compared to the same period in the prior year.
Programming and Other Direct Costs
Programming and other direct costs for the three months ended March 31, 2026 and 2025 amounted to $631,129 and $670,531, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs are impacted by changes in contractual rates, changes in the number of customers receiving certain programming services, new channel launches, and channel drops. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the cost of media for advertising spots sold, the cost of mobile devices sold to our customers and direct costs of providing mobile services.
The decrease in programming and other direct costs of $39,402 (6%) for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily attributable to the following:

Decrease in programming costs primarily due to lower video customers, partially offset by net contractual rate increases. This amount reflects the impact of the temporary interruption of certain video programming during the first quarter of 2025	$(63,414)
Decrease in news production costs relating to the sale of our i24 business	(4,357)
Increase in costs of media advertising spots for resale, primarily for linear spots.	22,457
Increase in call completion and transport costs primarily due to higher level of activity	8,862
Other net decreases	(2,950)
$(39,402)
Programming costs
Programming costs aggregated $441,342 and $504,756 for the three months ended March 31, 2026 and 2025, respectively. Our programming costs in 2026 will continue to be impacted by changes in the number of video customers and by changes in programming rates, the latter of which we expect will increase.
Other Operating Expenses
Other operating expenses for the three months ended March 31, 2026 and 2025 amounted to $660,203 and $698,186, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.

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
The decrease in other operating expenses of $37,983 (5%) for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was attributable to the following:

Net decrease in labor related costs and benefits, including lower truck rolls offset by a decrease in capitalizable activity	$(19,094)
Decrease in consulting and professional fees	(10,003)
Decrease in repairs and maintenance costs (including software maintenance and data processing)	(4,812)
Increase in bad debt expense	4,432
Other net decreases	(8,506)
$(37,983)
Restructuring, Impairments and Other Operating Items
Restructuring, impairments and other operating items for the three months ended March 31, 2026 and 2025 amounted to $2,727,629 and $21,622, respectively, and comprised the following:

	Three Months Ended March 31,
	2026	2025
Impairment charge (a)	$2,700,000	$—
Litigation settlements and contract termination costs (b)	2,100	16,369
Contractual payments for terminated employees	7,690	2,486
Facility realignment costs	(306)	571
Impairment of right-of-use operating lease assets	524	411
Transaction costs related to certain transactions not related to our operations and other	17,621	1,785
	$2,727,629	$21,622

(a)See Note 8 for a discussion of the impairment charge related to our indefinite-lived cable franchise rights.
(b)Amounts reflect estimated amounts for certain legal matters, including adjustments to these estimates, and costs to early terminate contracts with vendors.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2026 and 2025 amounted to $406,496 and $418,485, respectively. The decrease in depreciation and amortization of $11,989 (3%) for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to lower amortization.
Adjusted EBITDA
Adjusted EBITDA amounted to $789,013 and $799,014 for the three months ended March 31, 2026 and 2025, respectively.
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

The decrease in Adjusted EBITDA of $10,001 (1%) for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was due to a decrease in revenue, partially offset by a decrease in operating expenses during 2026 (excluding depreciation and amortization, share-based compensation, restructuring, impairments and other operating items), as discussed above.
Free Cash Flow (Deficit)
Free Cash Flow (Deficit) was $(137,421) and $(168,641) for the three months ended March 31, 2026 and 2025, respectively. The decrease in Free Cash Flow (Deficit) of $31,220 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was due to a decrease in capital expenditures, offset by lower net cash provided by operating activities.
Interest Expense, net
Interest expense, net was $457,819 for the three months ended March 31, 2026 as compared to $428,016 for the same periods in the prior year. The increase of $29,803 (7%) for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was attributable to the following:

Increase primarily due to changes in debt balances and an increase in interest rates	$28,253
Decrease related to higher interest income	(4,372)
Other net increase, primarily amortization of deferred financing costs from new debt issuances	5,922
$29,803
Gain (Loss) on Interest Rate Swap Contracts, net
Gain (loss) on interest rate swap contracts, net was $2,398 and $(1,719) for the three months ended March 31, 2026 and 2025, respectively. These amounts primarily represent the change in the fair value of our interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes. The gain for the three months ended March 31, 2026 included a $2,458 gain related to the early termination of Lightpath interest rate swap agreements with an aggregate notional value of $575,000.
Loss on Extinguishment of Debt and Write-off of Deferred Financing Costs
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $106,045 for the three months ended March 31, 2026, and related to the following:

Repayment of NYC ABS receivables facility loan	$98,407
Repayment of Lightpath's 5.625% Senior Notes, 3.875% Senior Secured Notes and Term Loan Facility	7,638
$106,045
Other Expense, net
Other expense, net amounted to $529 and $963 for the three months ended March 31, 2026 and 2025, respectively. These amounts include the non-service benefit or cost components of our pension plans.
Income Tax Benefit
For the three months ended March 31, 2026, we recorded a tax benefit of $45,108 on pre-tax loss of $2,922,084, resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower rate is primarily due to the nonrecognition for tax purposes of the intangible impairment charge.
For the three months ended March 31, 2025, we recorded a tax benefit of $15,964 on pre-tax loss of $87,235. The effective tax rate was lower than the U.S. statutory tax rate primarily due to the increase in tax deficiencies on share-based compensation.
CSC HOLDINGS, LLC
The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Optimum Communications, except for the following (unaudited):

	Three Months Ended March 31,
	2026	2025
Net loss attributable to Optimum Communications stockholders	$(2,884,071)	$(75,676)
Adjustments to reconcile to net loss attributable to CSC Holdings' sole member:
Income tax benefit	641	488
Interest expense, net	(1,285)	(1,415)
Other operating expenses	(1,767)	(1,519)
Net loss attributable to CSC Holdings' sole member	$(2,886,482)	$(78,122)

	Three Months Ended March 31,
	2026	2025

Optimum Communications Adjusted EBITDA	$789,013	$799,014
Adjustments to reconcile to CSC Holdings' Adjusted EBITDA:
Other operating expenses	(1,767)	(1,519)
CSC Holdings Adjusted EBITDA	$787,246	$797,495
Refer to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.
The following is a reconciliation of CSC Holdings' net loss to Adjusted EBITDA (unaudited):

	Three Months Ended March 31,
	2026	2025
Net loss	$(2,879,387)	$(73,717)
Income tax benefit	(45,749)	(16,452)
Other expense, net	529	963
Loss (gain) on interest rate swap contracts, net	(2,398)	1,719
Gain on investments and sale of affiliate interests	—	(5)
Loss on extinguishment of debt and write-off of deferred financing costs	106,045	—
Interest expense, net	459,104	429,431
Depreciation and amortization	406,496	418,485
Restructuring, impairments and other operating items	2,727,629	21,622
Share-based compensation	14,977	15,449
Adjusted EBITDA	$787,246	$797,495
Refer to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.
The following is a reconciliation of CSC Holdings' net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Three Months Ended March 31,
	2026	2025
Net cash flows from operating activities	$164,790	$189,707
Less: Capital expenditures (cash)	307,704	356,124
Free Cash Flow (Deficit)	$(142,914)	$(166,417)
The differences in Adjusted EBITDA and Free Cash Flow (Deficit) between CSC Holdings and Optimum Communications relate to the Captive which holds certain workers' compensation, general and automobile liabilities. See Note 13.

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
The composition of the Restricted Group was modified as a result of the NYC ABS transaction in July 2025 and an amendment to the CSC Holdings' Credit Facility in November 2025, which resulted in certain subsidiaries being re-designated as unrestricted subsidiaries. The Company’s financial information is now presented to reflect the current composition of the Restricted Group following these re-designations.
The financial information set forth below reflects the financial condition and results of operations of the Restricted Group, presented separately from the financial condition and results of operations of the Unrestricted Group. To provide a meaningful comparison of the current composition of the Restricted Group, the financial information as of and for the three months ended March 31, 2026 and 2025 is presented on a pro forma basis as if the July 2025 designation and the November 2025 designation had, in each case, occurred on January 1, 2025.

	Three Months Ended March 31, 2026
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$(1,862,115)	$(1,016,541)	$(731)	$(2,879,387)
Income tax expense (benefit)	(57,524)	11,775	—	(45,749)
Other expense, net	358,817	203,732	731	563,280
Depreciation and amortization	151,079	255,417	—	406,496
Restructuring, impairments and other operating items	1,639,702	1,087,927	—	2,727,629
Share-based compensation	6,546	8,431	—	14,977
Adjusted EBITDA	$236,505	$550,741	$—	$787,246

	Three Months Ended March 31, 2025
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$(277,921)	$204,653	$(449)	$(73,717)
Income tax expense (benefit)	(83,432)	66,980	—	(16,452)
Other expense, net	405,853	25,806	449	432,108
Depreciation and amortization	171,575	246,910	—	418,485
Restructuring, impairments and other operating items	8,711	12,911	—	21,622
Share-based compensation	6,157	9,292	—	15,449
Adjusted EBITDA	$230,943	$566,552	$—	$797,495

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
We believe existing cash balances, operating cash flows and availability under the CSC Holdings revolving credit facility will provide adequate funds to support our current operating plan and make planned capital expenditures for the next twelve months. However, we must refinance or restructure our debt, or raise additional capital sufficient to satisfy our debt maturities in April 2027. Our ability to refinance our debt or access the capital markets is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Competition, market disruptions or a deterioration in economic conditions could lead to lower demand for our products, as well as lower levels of advertising, and increased incidence of customers' inability to pay for the services we provide. These events would adversely impact our results of operations, cash flows and financial position. Although we currently believe amounts available under the CSC Holdings revolving credit facility will be available in accordance with its terms, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets or other conditions beyond our control. The obligations of the financial institutions under the revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.
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
As reflected on the consolidated financial statements, as of March 31, 2026, we had cash and cash equivalents of $1,048,634, and we had principal amounts of debt of $4,130,000 maturing in April 2027 and $2,125,000 maturing in July 2027. Our ability to address these maturities depends on our ability to successfully refinance, restructure or otherwise extend such indebtedness or to raise additional capital to repay the indebtedness.
Because we do not currently have committed financing or cash and cash equivalents combined with projected future cash flows sufficient to satisfy our debt maturities arising within the next twelve months, substantial doubt exists about our ability to continue as a going concern within one year after the date these consolidated financial statements are issued. While management is pursuing efforts to refinance or restructure the Company’s debt, or to raise additional capital sufficient to satisfy these debt maturities, there is no assurance these efforts will be successful. See “Risk Factors—We currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our obligations over the next twelve months, which raises substantial doubt about our ability to continue as a going concern” for additional information on risks related to our indebtedness.

Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums (excluding accrued interest) as of March 31, 2026, as well as interest expense for the three months ended March 31, 2026:

	CSC Holdings Restricted Group	UnSub Group	Lightpath	Optimum Communications/ CSC Holdings
Debt outstanding (a)(b):
Credit facility debt	$4,940,002	$2,918,931	$—	$7,858,933
Senior guaranteed notes	10,683,279	—	—	10,683,279
Senior notes	6,164,888	—	—	6,164,888
Subtotal	21,788,169	2,918,931	—	24,707,100
Secured Fiber Network Revenue Notes	—	—	1,632,002	1,632,002
Finance lease obligations	104,264	—	—	104,264
Total debt	$21,892,433	$2,918,931	$1,632,002	$26,443,366

Interest expense (a)	$364,594	$77,427	$22,813	$464,834

(a)Excludes principal balance of notes payable to affiliate reflected on CSC Holdings' balance sheet and the related interest expense which are eliminated in the Optimum Communications consolidated financial statements. See Note 13.
(b)Includes interest expense of $3,167 related to the NYC ABS receivables facility loan that was repaid in January 2026.
Payment Obligations Related to Debt
As of March 31, 2026, total amounts payable in connection with our outstanding obligations, including related interest, but excluding finance lease obligations and the impact of our interest swap agreements, were as follows:

	CSC Holdings Restricted Group	UnSub Group	Lightpath	Optimum Communications/ CSC Holdings
2026	$1,050,270	$211,575	$70,618	$1,332,463
2027	7,432,554	281,325	93,899	7,807,778
2028	3,939,143	3,358,075	95,451	7,392,669
2029	4,385,844	—	94,417	4,480,261
2030	6,018,844	—	94,417	6,113,261
Thereafter	3,109,375	—	1,694,767	4,804,142
Total	$25,936,030	$3,850,975	$2,143,569	$31,930,574
For financing purposes, we have three debt silos: CSC Holdings, the UnSub Group (defined below) and Lightpath. The CSC Holdings silo is structured as a restricted group (the "CSC Holdings Restricted Group") and an unrestricted group, which includes certain designated subsidiaries. The CSC Holdings Restricted Group is comprised of CSC Holdings and its wholly-owned operating subsidiaries, excluding Lightpath and certain of its designated subsidiaries, Cablevision Litchfield, LLC ("Cablevision Litchfield"), CSC Optimum Holdings, LLC ("CSC Optimum") and certain subsidiaries of CSC Holdings designated as "unrestricted subsidiaries" for the purposes of the CSC Holdings silo (collectively, the "UnSub Group"). The CSC Holdings Restricted Group is subject to the covenants and restrictions of CSC Holdings' credit facility and indentures governing the notes issued by CSC Holdings. The Lightpath silo includes substantially all of Lightpath's operating subsidiaries which are subject to the covenants and restrictions of the secured fiber network revenue notes issued by Lightpath. The UnSub Group is subject to the covenants and restrictions of the UnSub Group Facility.
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
CSC Holdings Credit Facilities
In October 2015, a wholly-owned subsidiary of Optimum Communications, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which, as amended, currently provides for U.S. dollar term loans comprising (i) an incremental term loan amount of $3,000,000 ($2,820,000 outstanding as of March 31, 2026) ("Incremental Term Loan B-5") and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($2,125,000 outstanding as of March 31, 2026) (the "CSC Revolving Credit Facility" and, together with the Incremental Term Loan B-5, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented, or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
In November 2025, the proceeds from the issuance of the Incremental Term Loan B-7 were used to (i) repay the outstanding principal balance of the Incremental Term Loan B-6 and (ii) pay the fees, costs and expenses associated with these transactions.
At March 31, 2026, $200,261 of the CSC Revolving Credit Facility was restricted for certain letters of credit issued on our behalf and $149,739 was undrawn and available, subject to covenant limitations.
As of March 31, 2026, CSC Holdings was in compliance with applicable financial covenants under the CSC Credit Facilities.
See Note 9 to our consolidated financial statements for further information regarding the CSC Credit Facilities Agreement.
Senior Guaranteed Notes and Senior Notes
As of March 31, 2026, CSC Holdings was in compliance with applicable financial covenants under each respective indenture by which the senior guaranteed notes and senior notes were issued.
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
On January 12, 2026, Cablevision Litchfield and CSC Optimum entered into an Amended and Restated Credit Agreement (the "A&R UnSub Credit Agreement"), by and among Cablevision Litchfield and CSC Optimum, each as a borrower, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The A&R UnSub Credit Agreement provided for, among other things, incremental term loans in an aggregate principal amount of $1,100,000 (the "Incremental UnSub Credit Facility Loans" and, together with the Initial UnSub Group Credit Facility Loans, the "Credit Facility Loans"). Effective February 11, 2026, Cablevision Funding joined the A&R UnSub Credit Agreement as borrower under solely the Incremental UnSub Credit Facility Loans. The A&R UnSub Credit Agreement amended and restated the Initial UnSub Group Credit Facility in its entirety (as so amended and restated, the "UnSub Group Credit Facility"). The Incremental UnSub Credit Facility Loans were used to repay in full the NYC ABS Loan and Security Agreement (defined above) and pay certain costs associated with the transactions. The remaining proceeds are being used for other general corporate purposes. The UnSub Group Credit Facility Loans will (i) mature on November 25, 2028, (ii) accrue interest at a fixed rate per annum equal to 9.0%, and (iii) not amortize.
Lightpath

Sources of cash for Lightpath include existing cash balances, operating cash flows from its operating subsidiaries and availability under the Variable Funding Notes and a Liquidity Funding Note facility discussed below.
Lightpath Secured Fiber Network Revenue Notes
On March 3, 2026, Cablevision Lightpath LLC ("Lightpath") refinanced all of its outstanding indebtedness through an asset‑backed securitization ("ABS") transaction. In connection with the refinancing, Lightpath repaid in full and terminated all prior debt facilities, including its senior notes, senior secured notes and its term loan facility balance previously outstanding. Upon repayment, all liens and guarantees associated with the prior facilities were released and all commitments were terminated.
The refinancing was executed through the issuance by Lightpath Fiber Issuer LLC (the “Issuer”) of Secured Fiber Network Revenue Notes, Series 2026‑1 (the “Series 2026‑1 Notes”). The Issuer is a newly formed, wholly owned and bankruptcy-remote indirect subsidiary of Lightpath.
The notes consist of $1,527,000 in aggregate principal amount of Series 2026-1, Class A-2 Notes (the “Class A-2 Notes”) and $130,000 in aggregate principal amount of Series 2026-1, Class B Notes (the “Class B Notes”). The Class A-2 Notes bear interest at a rate of 5.597%, and the Class B Notes bear interest at a rate of 5.890%.
In addition to the Series 2026-1 Notes, the Issuer also entered into a Variable Funding Note (“VFN”) facility with a revolving commitment of up to $100,000 (expandable to $300,000 subject to conditions), and a Liquidity Funding Note facility of up to $45,000, designed to support working capital and liquidity needs within the ABS structure.
Proceeds from the issuance of the Series 2026-1 Notes were used to repay all outstanding Lightpath indebtedness existing prior to the refinancing, fund required reserve accounts, including a liquidity reserve account, pay transaction fees, expenses, and other costs associated with the ABS issuance and general corporate purposes.
The Series 2026‑1 Term Notes are secured by substantially all of the fiber network assets and related customer agreements of Lightpath's asset‑owning securitized subsidiaries, which collectively serve as collateral for the securitization. The Notes are non‑recourse to Lightpath and its non‑securitized subsidiaries, other than through the guarantees provided within the ABS structure by the asset‑owning entities and Lightpath Fiber Guarantor LLC.
Interest on the Series 2026-1 Notes is fixed, payable monthly in arrears, beginning April 2026, and mature in March 2031. The securitization includes customary cash‑flow waterfalls, reserve accounts, financial covenants—including a senior debt service coverage ratio—and provisions for optional and mandatory prepayments.
Following this refinancing, Lightpath's revolving credit facility is no longer available, and borrowings will occur within the ABS structure through the Variable Funding Notes, subject to meeting required borrowing conditions. As of March 31, 2026, $6,088 of the available VFN facility was restricted for certain letters of credit issued on Lightpath's behalf.
Fair Value of Debt
At March 31, 2026, the fair value of our fixed rate debt, comprised of our senior guaranteed, our senior notes, Unsub Group Credit Facility and secured fiber network revenue notes of $14,526,161 was lower than its carrying value of $21,399,100 by $6,872,939. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities or in the case of our UnSub Group Credit Facility loan based on a discounted cash flow model. Our floating rate borrowings, comprised of our term loan and revolving credit facilities bear interest in reference to current SOFR-based market rates and thus their principal values approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2026 would increase the estimated fair value of our fixed rate debt by $404,877 to $14,931,038. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and effectively convert fixed rate borrowings to variable rates to permit us to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. Our interest rate swap contracts are not designated as hedges for accounting purposes. In

February 2026, we terminated all our interest rate swap agreements and received cash of $2,458. For the three months ended March 31, 2026, we recorded a gain on interest rate swap contracts of $2,398.
As of March 31, 2026, we did not hold and have not issued derivative instruments for trading or speculative purposes.
Capital Expenditures
The following table presents our capital expenditures:

	Three Months Ended March 31,
	2026	2025
Customer premise equipment	$96,205	$121,849
Network infrastructure	95,972	113,290
Support and other	39,517	66,499
Business Services	76,010	54,486
Capital expenditures (cash basis)	307,704	356,124
Right-of-use assets acquired in exchange for finance lease obligations	4,934	5,967
Notes payable issued to vendor for the purchase of equipment and other assets	1,877	—
Change in accrued and unpaid purchases and other	(46,771)	(17,352)
Capital expenditures (accrual basis)	$267,744	$344,739
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
Cash Flow Discussion
Optimum Communications
Operating Activities
Net cash provided by operating activities amounted to $170,283 for the three months ended March 31, 2026 as compared to $187,483 for the three months ended March 31, 2025.
The decrease in net cash provided by operating activities of $17,200 in 2026 as compared to 2025 resulted from a decrease of $31,265 due to changes in working capital (including a decrease in interest payments of $67,135, offset by an increase in tax payments of $11,011) as a result of the timing of payments of liabilities, and collections of accounts receivable, among other items, partially offset by an increase in net income before depreciation and amortization and other non-cash items of $14,065.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 was $304,673 compared to $363,549 for the three months ended March 31, 2025. Our investing activities consisted primarily of capital expenditures of $307,704 and $356,124 for the three months ended March 31, 2026 and 2025, respectively.
Financing Activities
Net cash provided by financing activities amounted to $106,025 for the three months ended March 31, 2026, compared to $198,727 for the three months ended March 31, 2025.
In 2026, our financing activities consisted of proceeds from long-term debt of $2,756,954, partially offset by the repayment of debt of $2,524,081, additions to deferred financing costs of $112,630, principal payments on finance lease obligations of $6,289, and other cash payments of $7,929.

In 2025, our financing activities consisted of proceeds from long-term debt of $450,000, partially offset by the repayment of debt of $220,014, principal payments on finance lease obligations of $17,262 and other cash payments of $13,997.
CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $164,790 for the three months ended March 31, 2026 as compared to $189,707 for the three months ended March 31, 2025.
The decrease in cash provided by operating activities of $24,917 in 2026 as compared to 2025 resulted from a decrease of $38,863 due to changes in working capital (including a decrease in interest payments of $67,256, offset by an increase in tax payments of $11,011) as a result of the timing of payments of liabilities and collections of accounts receivable, among other items, partially offset by an increase in net income before depreciation and amortization and other non-cash items of $13,946.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 was $304,673 compared to $363,549 for the three months ended March 31, 2025. CSC Holdings' investing activities consisted primarily of capital expenditures of $307,704 and $356,124 for the three months ended March 31, 2026 and 2025, respectively.
Financing Activities
Net cash provided by financing activities amounted to $109,794 for the three months ended March 31, 2026, compared to $196,677 for the three months ended March 31, 2025.
In 2026, CSC Holdings' financing activities consisted of proceeds from long-term debt of $2,756,954, partially offset by repayment of debt of $2,526,081, additions to deferred financing costs of $112,630, principal payments on finance lease obligations of $6,289, and other cash payments of $2,160.
In 2025, CSC Holdings' financing activities consisted of proceeds from long-term debt of $450,000, partially offset by repayment of debt of $222,014, principal payments on finance lease obligations of $17,262, distributions to parent of $8,547 and other cash payments of $5,500.
Commitments and Contingencies
As of March 31, 2026, our commitments and contingencies not reflected on our balance sheet decreased to approximately $4,000,000 as compared to approximately $4,100,000 as of December 31, 2025. This decrease relates primarily to payments made in 2026 pursuant to programming commitments and a reduction in programming commitments due to a decrease in the number of video customers as of March 31, 2026 as compared to December 31, 2025.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Optimum Communications' management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control
During the three months ended March 31, 2026, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings
Refer to Note 14 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.
Item 1A.    Risk Factors
We currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our obligations over the next twelve months, which raises substantial doubt about our ability to continue as a going concern.
As of the date of this report, we have significant near-term debt maturities, including $4,130,000 principal amount of debt maturing in April 2027. We do not currently have sufficient cash on hand, projected future cash flows from operations or committed financing, or other definitive arrangements, to pay this amount at maturity. These conditions raise substantial doubt about our ability to continue as a going concern, as further discussed in Note 2 in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Our ability to address our future debt obligations will depend on our ability to refinance, restructure or otherwise extend the maturities of such indebtedness or to raise additional capital. While we are pursuing efforts in respect of these alternatives, there can be no assurance that we will be successful in obtaining such financing or completing a transaction on acceptable terms, on a timely basis or at all. Further, if we are unable to successfully raise additional capital, negotiate with debt holders to refinance, restructure or extend the maturities of our indebtedness, or otherwise secure adequate sources of liquidity, we may be forced to delay, curtail or discontinue certain operations or strategic initiatives.
The presence of this uncertainty surrounding our ability to continue as a going concern may also adversely impact the price of our securities, harm our current, future and potential relationships with suppliers, vendors, customers, employees and creditors, and may limit our ability to access additional financing on acceptable terms or at all. There can be no assurance that management’s plans to mitigate these risks will be successful. If we are unable to secure adequate liquidity on an acceptable timeline or at all, we may not be able to continue as a going concern, which could result in a total loss of your investment. In addition, as our cash and cash equivalents balance declines, the risks described above may continue, increase or accelerate at any time and with or without notice. We cannot guarantee the timing or outcome of any resolution and any resolution we may negotiate may materially adversely impact our business, financial condition and operations.
Item 5.    Other Information
None.

Item 6.    Exhibits

EXHIBIT NO.	DESCRIPTION

10.1	Transition, Retention and Retirement Agreement, dated April 1, 2026, between Michael E. Olsen and Optimum Communications, Inc.
31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101
The following financial statements from Optimum Communications' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 filed with the Securities and Exchange Commission on May 7, 2026 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Stockholders' Deficiency; (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Optimum Communications, Inc.

Date:	May 7, 2026		/s/ Marc Sirota
		By:	Marc Sirota Chief Financial Officer