Form 10-Q
period 2026-06-30
Optimum Communications, Inc.
filed 2026-08-06
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Optimum Communications, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	OPTU	NYSE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Number of shares of common stock outstanding as of July 31, 2026	272,565,547

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
FORM 10-Q

Part I.        FINANCIAL INFORMATION
Item 1.     Financial Statements

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$1,296,270	$1,012,201
Restricted cash	62,994	107,384
Accounts receivable, trade (less allowance for credit losses of $27,505 and $35,389, respectively)	310,476	335,820
Prepaid expenses and other current assets ($445 and $475 due from affiliates, respectively)	267,344	189,391
Total current assets	1,937,084	1,644,796
Property, plant and equipment, net of accumulated depreciation of $10,394,257 and $9,835,958, respectively	8,257,432	8,351,391
Right-of-use operating lease assets	223,862	243,626
Other assets	139,771	120,341
Amortizable intangibles, net of accumulated amortization of $6,560,958 and $6,461,571, respectively	581,250	702,467
Indefinite-lived cable franchise rights	8,900,000	11,600,000
Goodwill	8,041,217	8,041,217
Total assets	$28,080,616	$30,703,838
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$782,708	$816,860
Interest payable	438,439	413,709
Accrued employee related costs	139,923	206,192
Deferred revenue	183,906	147,139
Debt	4,147,837	60,842
Other current liabilities ($6,860 and $27,029 due to affiliates, respectively)	375,004	406,280
Total current liabilities	6,067,817	2,051,022
Other liabilities	338,348	316,398
Deferred tax liability	4,040,607	4,232,867
Right-of-use operating lease liability	232,859	250,407
Long-term debt, net of current maturities	22,402,928	26,145,372
Total liabilities	33,082,559	32,996,066
Commitments and contingencies (Note 14)
Redeemable preferred units	508,594	—

Stockholders' Deficiency:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 295,509,858 shares issued and 283,694,377 outstanding as of June 30, 2026 and 288,381,276 shares issued and 287,413,647 outstanding as of December 31, 2025	2,955	2,884
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 108,866,013 shares outstanding as of June 30, 2026 and 183,019,831 shares outstanding as of December 31, 2025	1,830	1,830
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	245,128	252,553
Accumulated deficit	(5,748,849)	(2,573,017)
	(5,498,936)	(2,315,750)
Treasury stock, at cost (11,815,481 shares of Class A common stock at June 30, 2026 and 967,629 at December 31, 2025 and 74,153,348 shares of Class B common stock as of June 30, 2026)	(57,411)	(10)
Accumulated other comprehensive income	7,155	1,604
Total Optimum Communications stockholders' deficiency	(5,549,192)	(2,314,156)
Noncontrolling interests	38,655	21,928
Total stockholders' deficiency	(5,510,537)	(2,292,228)
Total liabilities and stockholders' deficiency	$28,080,616	$30,703,838
See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$2,023,703	$2,147,203	$4,089,071	$4,299,485
Operating expenses:
Programming and other direct costs	587,654	662,690	1,218,783	1,333,221
Other operating expenses	655,956	696,867	1,316,159	1,395,053
Restructuring, impairments and other operating items (See Note 7)	206,968	66,826	2,934,597	88,448
Depreciation and amortization	407,076	409,697	813,572	828,182
	1,857,654	1,836,080	6,283,111	3,644,904
Operating income (loss)	166,049	311,123	(2,194,040)	654,581
Other income (expense):
Interest expense, net	(475,576)	(444,659)	(933,395)	(872,675)
Gain (loss) on investments and sale of affiliate interests	(10,958)	—	(10,958)	5
Gain (loss) on interest rate swap contracts, net	—	430	2,398	(1,289)
Loss on extinguishment of debt and write-off of deferred financing costs	—	(1,693)	(106,045)	(1,693)
Other expense, net	(315)	(834)	(844)	(1,797)
	(486,849)	(446,756)	(1,048,844)	(877,449)
Loss before income taxes	(320,800)	(135,633)	(3,242,884)	(222,868)
Income tax benefit	38,671	47,647	83,779	63,611
Net loss	(282,129)	(87,986)	(3,159,105)	(159,257)
Net income attributable to noncontrolling interests	(9,632)	(8,265)	(16,727)	(12,670)
Net loss attributable to Optimum Communications, Inc. stockholders	$(291,761)	$(96,251)	$(3,175,832)	$(171,927)
Net loss per share:
Basic and diluted net loss per share	$(0.67)	$(0.21)	$(6.93)	$(0.37)
Basic and diluted weighted average common shares (in thousands)	445,703	467,744	458,988	466,311
Cash dividends declared per common share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(282,129)	$(87,986)	$(3,159,105)	$(159,257)
Other comprehensive income (loss):
Defined benefit pension plans	7,012	4,511	7,591	2,971
Applicable income taxes	(1,886)	(1,216)	(2,042)	(801)
Defined benefit pension plans, net of income taxes	5,126	3,295	5,549	2,170
Foreign currency translation adjustment	(15)	938	2	884
Other comprehensive income	5,111	4,233	5,551	3,054
Comprehensive loss	(277,018)	(83,753)	(3,153,554)	(156,203)
Comprehensive income attributable to noncontrolling interests	(9,632)	(8,265)	(16,727)	(12,670)
Comprehensive loss attributable to Optimum Communications, Inc. stockholders	$(286,650)	$(92,018)	$(3,170,281)	$(168,873)

See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Optimum Communications Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2026	$2,884	$1,830	$252,553	$(2,573,017)	$(10)	$1,604	$(2,314,156)	$21,928	$(2,292,228)
Net loss attributable to Optimum Communications stockholders	—	—	—	(2,884,071)	—	—	(2,884,071)	—	(2,884,071)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	7,095	7,095
Pension liability adjustments, net of income taxes	—	—	—	—	—	423	423	—	423
Foreign currency translation adjustment	—	—	—	—	—	17	17	—	17
Share-based compensation expense (equity classified)	—	—	7,565	—	—	—	7,565	—	7,565
Distributions to an entity under common control	—	—	(3,446)	—	—	—	(3,446)	—	(3,446)
Other, net	58	—	(5,827)	—	—	—	(5,769)	—	(5,769)
Balance at March 31, 2026	$2,942	$1,830	$250,845	$(5,457,088)	$(10)	$2,044	$(5,199,437)	$29,023	$(5,170,414)
Net loss attributable to Optimum Communications stockholders	—	—	—	(291,761)	—	—	(291,761)	—	(291,761)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	9,632	9,632
Pension liability adjustments, net of income taxes	—	—	—	—	—	5,126	5,126	—	5,126
Foreign currency translation adjustment	—	—	—	—	—	(15)	(15)	—	(15)
Share-based compensation expense (equity classified)	—	—	3,789	—	—	—	3,789	—	3,789
Distributions to an entity under common control	—	—	(1,461)	—	—	—	(1,461)	—	(1,461)
Accrued dividends related to redeemable preferred units	—	—	(6,833)	—	—	—	(6,833)	—	(6,833)
Common shares held by a subsidiary (See Note 9)	—	—	—	—	(57,401)	—	(57,401)	—	(57,401)
Other, net	13	—	(1,212)	—	—	—	(1,199)	—	(1,199)
Balance at June 30, 2026	$2,955	$1,830	$245,128	$(5,748,849)	$(57,411)	$7,155	$(5,549,192)	$38,655	$(5,510,537)
See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (Continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Optimum Communications Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2025	$2,799	$1,842	$233,953	$(703,993)	$(10)	$(3,826)	$(469,235)	$12,403	$(456,832)
Net loss attributable to Optimum Communications stockholders	—	—	—	(75,676)	—	—	(75,676)	—	(75,676)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	4,405	4,405
Pension liability adjustments, net of income taxes	—	—	—	—	—	(1,125)	(1,125)	—	(1,125)
Foreign currency translation adjustment	—	—	—	—	—	(54)	(54)	—	(54)
Share-based compensation expense (equity classified)	—	—	11,587	—	—	—	11,587	—	11,587
Other, net	46	—	(8,543)	—	—	—	(8,497)	—	(8,497)
Balance at March 31, 2025	$2,845	$1,842	$236,997	$(779,669)	$(10)	$(5,005)	$(543,000)	$16,808	$(526,192)
Net loss attributable to Optimum Communications stockholders	—	—	—	(96,251)	—	—	(96,251)	—	(96,251)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	8,265	8,265
Pension liability adjustments, net of income taxes	—	—	—	—	—	3,295	3,295	—	3,295
Foreign currency translation adjustment	—	—	—	—	—	938	938	—	938
Share-based compensation expense (equity classified)	—	—	12,054	—	—	—	12,054	—	12,054
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(26,452)	(26,452)
Other, net	9	—	(1,160)	—	—	—	(1,151)	—	(1,151)
Balance at June 30, 2025	$2,854	$1,842	$247,891	$(875,920)	$(10)	$(772)	$(624,115)	$(1,379)	$(625,494)

See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,159,105)	$(159,257)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	813,572	828,182
Indefinite-lived cable franchise rights impairment	2,700,000	—
Loss (gain) on investments, sale of assets or sale of affiliate interests	10,958	(5)
Loss on extinguishment of debt and write-off of deferred financing costs	106,045	1,693
Amortization of deferred financing costs and discounts (premiums) on indebtedness	32,406	8,138
Share-based compensation expense	20,616	31,615
Deferred income taxes	(200,891)	(260,615)
Decrease in right-of-use assets	21,802	22,401
Non-cash exchange of shares for redeemable preferred units	156,555	—
Allowance for credit losses	39,616	30,589
Other	3,156	1,253
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(31,839)	2,590
Prepaid expenses and other assets	(117,538)	(62,685)
Amounts due from and due to affiliates	(20,139)	15,072
Accounts payable and accrued liabilities	(58,699)	114,732
Interest payable	24,730	(3,242)
Deferred revenue	56,232	23,425
Interest rate swap contracts	932	5,562
Net cash provided by operating activities	398,409	599,448
Cash flows from investing activities:
Capital expenditures	(627,729)	(739,643)
Payments for acquisitions, net of cash acquired	—	(7,616)
Proceeds related to sale of equipment, net of costs of disposal	12,138	2,337
Other, net	(7,260)	(633)
Net cash used in investing activities	(622,851)	(745,555)
Cash flows from financing activities:
Proceeds from long-term debt	2,856,954	675,000
Repayment of debt	(2,544,621)	(404,839)
Principal payments on finance lease obligations	(12,636)	(92,579)
Additions to deferred financing costs	(128,130)	—
Proceeds from issuance of redeemable preferred units, net	289,197	—
Distributions to noncontrolling interests	—	(26,452)
Other, net	(13,268)	(15,148)
Net cash provided by financing activities	447,496	135,982
Net increase (decrease) in cash and cash equivalents	223,054	(10,125)
Effect of exchange rate changes on cash and cash equivalents	2	884
Net increase (decrease) in cash, cash equivalents and restricted cash	223,056	(9,241)
Cash, cash equivalents and restricted cash at beginning of year	1,141,443	256,824
Cash, cash equivalents and restricted cash at end of period	$1,364,499	$247,583
See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except unit amounts)
	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$1,283,691	$1,001,919
Restricted cash	62,994	107,384
Accounts receivable, trade (less allowance for credit losses of $27,505 and $35,389, respectively)	310,476	335,820
Prepaid expenses and other current assets ($10,239 and $2,821 due from affiliates, respectively)	277,273	191,909
Total current assets	1,934,434	1,637,032
Property, plant and equipment, net of accumulated depreciation of $10,394,257 and $9,835,958, respectively	8,257,432	8,351,391
Right-of-use operating lease assets	223,862	243,626
Other assets	151,005	132,205
Amortizable intangibles, net of accumulated amortization of $6,560,958 and $6,461,571, respectively	581,250	702,467
Indefinite-lived cable franchise rights	8,900,000	11,600,000
Goodwill	8,041,217	8,041,217
Total assets	$28,089,200	$30,707,938

LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$782,708	$816,860
Interest payable	438,439	413,709
Accrued employee related costs	139,923	206,192
Deferred revenue	183,906	147,139
Notes payable to affiliate (Note 13)	78,500	82,500
Debt	4,147,837	60,842
Other current liabilities ($6,860 and $27,230 due to affiliates, respectively)	358,193	388,298
Total current liabilities	6,129,506	2,115,540
Other liabilities	295,904	268,802
Deferred tax liability	4,040,607	4,232,867
Right-of-use operating lease liability	232,859	250,407
Long-term debt, net of current maturities	22,402,928	26,145,372
Total liabilities	33,101,804	33,012,988
Commitments and contingencies (Note 14)
Redeemable preferred units	508,594	—

Member's deficiency (100 membership units issued and outstanding)	(5,567,008)	(2,328,582)
Accumulated other comprehensive income	7,155	1,604
Total member's deficiency	(5,559,853)	(2,326,978)
Noncontrolling interests	38,655	21,928
Total deficiency	(5,521,198)	(2,305,050)
Total liabilities and member's deficiency	$28,089,200	$30,707,938

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$2,023,703	$2,147,203	$4,089,071	$4,299,485
Operating expenses:
Programming and other direct costs	587,654	662,690	1,218,783	1,333,221
Other operating expenses	657,640	701,609	1,319,610	1,401,314
Restructuring, impairments and other operating items (See Note 7)	206,968	66,826	2,934,597	88,448
Depreciation and amortization	407,076	409,697	813,572	828,182
	1,859,338	1,840,822	6,286,562	3,651,165
Operating income (loss)	164,365	306,381	(2,197,491)	648,320
Other income (expense):
Interest expense, net	(476,848)	(446,062)	(935,952)	(875,493)
Gain (loss) on investments and sale of affiliate interests	(10,958)	—	(10,958)	5
Gain (loss) on interest rate swap contracts, net	—	430	2,398	(1,289)
Loss on extinguishment of debt and write-off of deferred financing costs	—	(1,693)	(106,045)	(1,693)
Other expense, net	(315)	(834)	(844)	(1,797)
	(488,121)	(448,159)	(1,051,401)	(880,267)
Loss before income taxes	(323,756)	(141,778)	(3,248,892)	(231,947)
Income tax benefit	39,292	48,760	85,041	65,212
Net loss	(284,464)	(93,018)	(3,163,851)	(166,735)
Net income attributable to noncontrolling interests	(9,632)	(8,265)	(16,727)	(12,670)
Net loss attributable to CSC Holdings, LLC sole member	$(294,096)	$(101,283)	$(3,180,578)	$(179,405)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(284,464)	$(93,018)	$(3,163,851)	$(166,735)
Other comprehensive income (loss):
Defined benefit pension plans	7,012	4,511	7,591	2,971
Applicable income taxes	(1,886)	(1,216)	(2,042)	(801)
Defined benefit pension plans, net of income taxes	5,126	3,295	5,549	2,170
Foreign currency translation adjustment	(15)	938	2	884
Other comprehensive income	5,111	4,233	5,551	3,054
Comprehensive loss	(279,353)	(88,785)	(3,158,300)	(163,681)
Comprehensive income attributable to noncontrolling interests	(9,632)	(8,265)	(16,727)	(12,670)
Comprehensive loss attributable to CSC Holdings, LLC sole member	$(288,985)	$(97,050)	$(3,175,027)	$(176,351)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER'S DEFICIENCY
(In thousands)
(Unaudited)

	Member's Deficiency	Accumulated Other Comprehensive Income	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2026	$(2,328,582)	$1,604	$(2,326,978)	$21,928	$(2,305,050)
Net loss attributable to CSC Holdings, LLC sole member	(2,886,482)	—	(2,886,482)	—	(2,886,482)
Net income attributable to noncontrolling interests	—	—	—	7,095	7,095
Pension liability adjustments, net of income taxes	—	423	423	—	423
Foreign currency translation adjustment	—	17	17	—	17
Share-based compensation expense (equity classified)	7,565	—	7,565	—	7,565
Distributions to an entity under common control	(3,446)	—	(3,446)	—	(3,446)
Balance at March 31, 2026	$(5,210,945)	$2,044	$(5,208,901)	$29,023	$(5,179,878)
Net loss attributable to CSC Holdings, LLC sole member	(294,096)	—	(294,096)	—	(294,096)
Net income attributable to noncontrolling interests	—	—	—	9,632	9,632
Pension liability adjustments, net of income taxes	—	5,126	5,126	—	5,126
Foreign currency translation adjustment	—	(15)	(15)	—	(15)
Share-based compensation expense (equity classified)	3,789	—	3,789	—	3,789
Optimum shares held by a subsidiary (Note 9)	(57,401)	—	(57,401)	—	(57,401)
Accrued dividends related to redeemable preferred units	(6,833)	—	(6,833)	—	(6,833)
Distributions to an entity under common control	(1,461)	—	(1,461)	—	(1,461)
Other	(61)	—	(61)	—	(61)
Balance at June 30, 2026	$(5,567,008)	$7,155	$(5,559,853)	$38,655	$(5,521,198)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER'S DEFICIENCY (Continued)
(In thousands)
(Unaudited)

	Member's Deficiency	Accumulated Other Comprehensive Loss	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2025	$(468,197)	$(3,826)	$(472,023)	$12,403	$(459,620)
Net loss attributable to CSC Holdings, LLC sole member	(78,122)	—	(78,122)	—	(78,122)
Net income attributable to noncontrolling interests	—	—	—	4,405	4,405
Pension liability adjustments, net of income taxes	—	(1,125)	(1,125)	—	(1,125)
Foreign currency translation adjustment	—	(54)	(54)	—	(54)
Share-based compensation expense (equity classified)	11,587	—	11,587	—	11,587
Cash distributions to parent	(8,547)	—	(8,547)	—	(8,547)
Balance at March 31, 2025	$(543,279)	$(5,005)	$(548,284)	$16,808	$(531,476)
Net income attributable to CSC Holdings, LLC sole member	(101,283)	—	(101,283)	—	(101,283)
Net income attributable to noncontrolling interests	—	—	—	8,265	8,265
Pension liability adjustments, net of income taxes	—	3,295	3,295	—	3,295
Foreign currency translation adjustment	—	938	938	—	938
Share-based compensation expense (equity classified)	12,054	—	12,054	—	12,054
Distributions to noncontrolling interests	—	—	—	(26,452)	(26,452)
Distributions to parent	(1,148)	—	(1,148)	—	(1,148)
Balance at June 30, 2025	$(633,656)	$(772)	$(634,428)	$(1,379)	$(635,807)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,163,851)	$(166,735)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	813,572	828,182
Indefinite-lived cable franchise rights impairment	2,700,000	—
Loss (gain) on investments, sale of assets or sale of affiliate interests	10,958	(5)
Loss on extinguishment of debt and write-off of deferred financing costs	106,045	1,693
Amortization of deferred financing costs and discounts (premiums) on indebtedness	32,406	8,138
Share-based compensation expense	20,616	31,615
Deferred income taxes	(201,155)	(260,615)
Decrease in right-of-use assets	21,802	22,401
Non-cash exchange of shares for redeemable preferred units	156,555	—
Allowance for credit losses	39,616	30,589
Other	3,156	1,253
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(31,839)	2,590
Prepaid expenses and other assets	(116,608)	(61,370)
Amounts due from and due to affiliates	(27,788)	15,712
Accounts payable and accrued liabilities	(52,173)	123,518
Interest payable	24,730	(3,242)
Deferred revenue	56,232	23,425
Interest rate swap contracts	932	5,562
Net cash provided by operating activities	393,206	602,711
Cash flows from investing activities:
Capital expenditures	(627,729)	(739,643)
Payments for acquisitions, net of cash acquired	—	(7,616)
Proceeds related to sale of equipment, net of costs of disposal	12,138	2,337
Other, net	(7,260)	(633)
Net cash used in investing activities	(622,851)	(745,555)
Cash flows from financing activities:
Proceeds from long-term debt	2,856,954	675,000
Repayment of debt	(2,548,621)	(408,839)
Distributions to parent	—	(9,738)
Principal payments on finance lease obligations	(12,636)	(92,579)
Additions to deferred financing costs	(128,130)	—
Proceeds from issuance of redeemable preferred units, net	289,197	—
Distributions to noncontrolling interests	—	(26,452)
Other, net	(6,362)	(5,500)
Net cash provided by financing activities	450,402	131,892
Net increase (decrease) in cash and cash equivalents	220,757	(10,952)
Effect of exchange rate changes on cash and cash equivalents	2	884
Net increase (decrease) in cash, cash equivalents and restricted cash	220,759	(10,068)
Cash, cash equivalents and restricted cash at beginning of year	1,131,161	246,616
Cash, cash equivalents and restricted cash at end of period	$1,351,920	$236,548
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
Optimum Communications, through CSC Holdings, LLC (a wholly-owned subsidiary of Cablevision Systems Corporation) and its consolidated subsidiaries ("CSC Holdings", and collectively with Optimum Communications, the "Company", "we", "us" and "our"), principally delivers broadband, video, and telephony services to residential and business customers, as well as proprietary content and advertising services in the United States. We market our residential services under the Optimum brand and provide enterprise services under the Lightpath and Optimum Business brands. In addition, we offer a full service mobile offering to consumers across our footprint. As these businesses are managed on a consolidated basis, we classify our operations in one segment.
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
Reclassifications
Certain reclassifications have been made to the 2025 amounts to conform to the 2026 presentation.
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
As reflected on the consolidated financial statements, as of June 30, 2026, we had cash and cash equivalents of $1,296,270, and we had principal amounts of debt of $4,122,500 maturing in April 2027 and $2,225,000 maturing in July 2027. Our ability to address these maturities depends on our ability to successfully refinance, restructure or otherwise extend such indebtedness or to raise additional capital to repay the indebtedness.
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
ASU No. 2025-11, Interim Reporting (Topic 270)—Narrow-Scope Improvements
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
NOTE 4.    REVENUE
The following table presents the composition of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Residential:
Broadband	$840,919	$885,139	$1,690,958	$1,784,700
Video	587,830	660,540	1,190,053	1,326,108
Telephony	56,296	64,633	114,702	131,045
Mobile	52,553	37,621	102,102	74,320
Residential revenue	1,537,598	1,647,933	3,097,815	3,316,173
Business services and wholesale	366,286	361,788	730,586	725,333
News and advertising	99,978	118,771	219,652	221,181
Other	19,841	18,711	41,018	36,798
Total revenue	$2,023,703	$2,147,203	$4,089,071	$4,299,485
We are assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collect such taxes from our customers. In instances where the tax is being assessed directly on us, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three and six months ended June 30, 2026, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $48,325 and $97,572, respectively. For the three and six months ended June 30, 2025, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $50,585 and $102,155, respectively.
Customer Contract Costs
Deferred enterprise sales commission costs are included in other current and noncurrent assets in the consolidated balance sheet and totaled $21,866 and $21,397 as of June 30, 2026 and December 31, 2025, respectively.
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
Concentration of Credit Risk
We did not have a single customer that represented 10% or more of our consolidated revenues for the three and six months ended June 30, 2026 and 2025 or 10% or more of our consolidated net trade receivables at June 30, 2026 and December 31, 2025, respectively.

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
The Preferred Units outstanding as of June 30, 2026 have cumulative, non-forfeitable rights to dividends. The net loss attributable to common shareholders for the three and six months ended June 30, 2026 was increased by the amount of preferred dividends accumulated for the respective periods.
The holders of the Preferred Units have no contractual obligation to share in the losses of the Company. Accordingly, no allocation of the net loss was allocated to the Preferred Units under the two-class method.
The following table presents the reconciliation of the numerators and denominators used in the basic and diluted net loss per common share calculations for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to Optimum Communications stockholders	$(291,761)	$(96,251)	$(3,175,832)	$(171,927)
Accrued dividends on Redeemable Preferred Units	(6,833)	—	(6,833)	—
Adjusted net loss attributable to Optimum Communications stockholders	(298,594)	(96,251)	(3,182,665)	(171,927)
Weighted-average common shares outstanding — basic and diluted	445,703	467,744	458,988	466,311
Net loss per common share:
Basic and diluted	$(0.67)	$(0.21)	$(6.93)	$(0.37)
For the three and six months ended June 30, 2026, and 2025, we were in a net loss position. Accordingly, the inclusion of shares of incremental potential common stock from options, restricted stock units, and cash denominated performance awards were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive. As a result, basic and diluted loss per share are identical for the periods presented.
CSC Holdings
Net income (loss) per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Optimum Communications.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
Our non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2026	2025
Non-Cash Investing and Financing Activities:
Optimum Communications and CSC Holdings:
Capital expenditures accrued but unpaid	$230,075	$275,827
Vendor financed capital additions	2,511	—
Right-of-use assets acquired in exchange for finance lease obligations	19,186	18,202
Optimum Communications common stock acquired by subsidiary in exchange for redeemable preferred units	55,948	—
Accrued but unpaid dividends on redeemable preferred units	6,833	—
Supplemental Data:
Optimum Communications and CSC Holdings:
Cash interest paid	888,436	872,995
Income taxes paid, net	84,091	72,458
CSC Holdings:
Cash interest paid relating to a note payable to Captive (see Note 13)	2,418	2,657
Reconciliation of cash, cash equivalents and restricted cash:

	June 30,
	2026	2025
Optimum Communications:
Cash and cash equivalents	$1,296,270	$247,290
Restricted cash, short-term (see Note 9)	62,994	293
Restricted cash, long-term, included within the line item “other assets”	5,235	—
Total cash, cash equivalents and restricted cash	$1,364,499	$247,583

	June 30,
	2026	2025
CSC Holdings:
Cash and cash equivalents	$1,283,691	$236,255
Restricted cash, short-term (see Note 9)	62,994	293
Restricted cash, long-term, included within the line item “other assets”	5,235	—
Total cash, cash equivalents and restricted cash	$1,351,920	$236,548

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
NOTE 7.    RESTRUCTURING, IMPAIRMENTS AND OTHER OPERATING ITEMS
Our restructuring, impairments and other operating items are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Impairment charge (a)	$—	$—	$2,700,000	$—
Non-cash exchange of shares for redeemable preferred units (b)	156,555	—	156,555	—
Transaction costs related to certain transactions not related to our operations and other	32,441	9,059	50,062	10,844
Contractual payments for terminated employees	11,004	67,902	18,694	70,388
Litigation settlements and contract termination costs (c)	3,000	(11,311)	5,100	5,058
Impairment of right-of-use operating lease assets	3,201	915	3,725	1,326
Facility realignment costs	767	261	461	832
	$206,968	$66,826	$2,934,597	$88,448

(a)See Note 8 for a discussion of the impairment charge related to our indefinite-lived cable franchise rights.
(b)See Note 9 for a discussion of the Private Exchange Transaction.
(c)Amounts reflect estimated amounts for certain legal matters, including adjustments to these estimates, and costs to early terminate contracts with vendors.
NOTE 8.    GOODWILL AND INTANGIBLE ASSETS
Our amortizable intangible assets primarily consist of customer relationships acquired pursuant to business combinations and represent the value of the business relationship with those customers.
The following table summarizes information relating to our acquired amortizable intangible assets:

	As of June 30, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,067,029	$(5,502,721)	$564,308	$6,089,374	$(5,405,190)	$684,184	1 to 18 years
Trade names	1,010,000	(1,010,000)	—	1,010,000	(1,010,000)	—	4 to 7 years
Other amortizable intangibles	65,179	(48,237)	16,942	64,664	(46,381)	18,283	1 to 15 years
	$7,142,208	$(6,560,958)	$581,250	$7,164,038	$(6,461,571)	$702,467
Amortization expense for the three and six months ended June 30, 2026 aggregated $59,406 and $120,981, respectively, and $72,319 and $146,389 for the three and six months ended June 30, 2025.
The carrying amount of indefinite-lived cable television franchises and goodwill is presented below:

	Indefinite-lived Cable Franchise Rights	Goodwill
Balance as of December 31, 2025	$11,600,000	$8,041,217
Impairment charge	(2,700,000)	—
Balance as of June 30, 2026	$8,900,000	$8,041,217

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
As a result of our quantitative impairment test, we recorded a non-cash impairment charge of $2,700,000 related to our indefinite-lived cable franchise rights during the three months ended March 31, 2026. These intangible assets represent contractual rights to operate cable systems in specific geographic areas. The decline in the estimated fair value of our indefinite-lived franchise rights was attributable to updated long-term financial projections, that reflected a reduction in estimated future cash flows as a result of increased investment in our fiber network and the sustained competitive environment and macroeconomic conditions. The impairment analysis was conducted using a discounted cash flow methodology, which incorporated updated projections of future cash flows, growth rates, and discount rates consistent with current market assumptions. If we experience a significant shortfall in cash flows from new customers, then we may incur future non-cash impairment charges on our indefinite-lived cable franchise rights. This charge is included in "Restructuring, impairments and other operating items" in the consolidated statement of operations and did not impact our cash flow or liquidity. As the carrying value of our franchise rights represent fair value, any reduction in the fair value of these rights would result in an additional impairment charge. A hypothetical 10% reduction in the fair value of our franchise rights would result in an additional impairment charge of approximately $890,000.
In connection with the quantitative test performed on goodwill during the three months ended March 31, 2026, we concluded the estimated fair value of our Telecommunications reporting unit exceeded its carrying value and no impairment was recorded.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
NOTE 9.    DEBT AND REDEEMABLE PREFERRED UNITS
The following table provides details of our outstanding debt:

		Interest Rate at June 30, 2026	June 30, 2026		December 31, 2025
Date Issued	Maturity Date		Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
October 18, 2018	April 1, 2028	7.500%	$4,118	$4,116	$4,118	$4,116
November 27, 2018	April 1, 2028	7.500%	1,045,882	1,045,453	1,045,882	1,045,342
July 10 and October 7, 2019	January 15, 2030	5.750%	2,250,000	2,266,163	2,250,000	2,268,198
June 16 and August 17, 2020	December 1, 2030	4.625%	2,325,000	2,348,140	2,325,000	2,350,423
May 13, 2021	November 15, 2031	5.000%	500,000	498,931	500,000	498,846
			6,125,000	6,162,803	6,125,000	6,166,925
CSC Holdings Senior Guaranteed Notes:
September 23, 2016	April 15, 2027	5.500%	1,310,000	1,309,410	1,310,000	1,309,053
January 29, 2018	February 1, 2028	5.375%	1,000,000	998,311	1,000,000	997,814
January 31, 2019	February 1, 2029	6.500%	1,750,000	1,748,951	1,750,000	1,748,770
June 16, 2020	December 1, 2030	4.125%	1,100,000	1,097,634	1,100,000	1,097,399
August 17, 2020	February 15, 2031	3.375%	1,000,000	998,345	1,000,000	998,183
May 13, 2021	November 15, 2031	4.500%	1,500,000	1,496,828	1,500,000	1,496,573
April 25, 2023	May 15, 2028	11.250%	1,000,000	997,071	1,000,000	996,406
January 25, 2024	January 31, 2029	11.750%	2,050,000	2,038,825	2,050,000	2,037,054
			10,710,000	10,685,375	10,710,000	10,681,252
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility (b)	July 13, 2027	5.975%	2,225,000	2,223,984	2,125,000	2,123,506
Incremental Term Loan B-5 (c)	April 15, 2027	8.250%	2,812,500	2,809,643	2,827,500	2,822,895
			5,037,500	5,033,627	4,952,500	4,946,401
UnSub Group Credit Facility:
November 25, 2025	November 25, 2028	9.000%	3,100,000	2,923,712	2,000,000	1,898,893
NYC ABS Receivables Facility Loan:
July 16, 2025	January 16, 2031		—	—	980,091	881,175

Lightpath Secured Fiber Network Revenue Notes (d):
March 3, 2026	March 25, 2031	5.597%	1,527,000	1,504,956	—	—
March 3, 2026	March 25, 2031	5.890%	130,000	128,123	—	—
			1,657,000	1,633,079	—	—
Lightpath Senior Notes (e):
September 29, 2020	September 15, 2028		—	—	415,000	411,428
Lightpath Senior Secured Notes (e):
September 29, 2020	September 15, 2027		—	—	450,000	447,320
Lightpath Term Loan(e)	November 30, 2027		—	—	669,183	667,201
			1,657,000	1,633,079	1,534,183	1,525,949
Finance lease obligations			112,169	112,169	105,619	105,619
			26,741,669	26,550,765	26,407,393	26,206,214
Less: current maturities			(4,151,284)	(4,147,837)	(60,842)	(60,842)
Long-term debt			$22,590,385	$22,402,928	$26,346,551	$26,145,372

(a)The carrying amount is net of the unamortized deferred financing costs and discounts/premiums, as applicable.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
(b)At June 30, 2026, $174,799 of the revolving credit facility was restricted for certain letters of credit issued on our behalf and $75,201 of the $2,475,000 facility was undrawn and available, subject to covenant limitations. The revolving credit facility bears interest at a rate of Secured Overnight Financing Rate ("SOFR") (plus a credit adjustment spread of 0.10%) plus 2.25% per annum.
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
(d)At June 30, 2026, $6,288 of a $100,000 Variable Funding Note available to Lightpath was restricted for certain letters of credit issued on its behalf. The remaining $93,712 was undrawn, subject to covenant limitations.
(e)Repaid with proceeds from the Lightpath Secured Fiber Network Revenue Notes (see discussion below).
For financing purposes, we have three debt silos: CSC Holdings, the UnSub Group (defined below) and Lightpath. The CSC Holdings silo is structured as a restricted group (the "CSC Holdings Restricted Group") and an unrestricted group, which includes Cablevision Litchfield, LLC ("Cablevision Litchfield"), CSC Optimum Holdings, LLC ("CSC Optimum") and certain subsidiaries of CSC Holdings designated as "unrestricted subsidiaries" for the purposes of the CSC Holdings silo (collectively, the "UnSub Group"). The CSC Holdings Restricted Group is comprised of CSC Holdings and its wholly-owned operating subsidiaries, excluding Lightpath and the UnSub Group). The CSC Holdings Restricted Group is subject to the covenants and restrictions of CSC Holdings' credit facility and indentures governing the notes issued by CSC Holdings. The Lightpath silo includes substantially all of Lightpath's operating subsidiaries which are subject to the covenants and restrictions of the secured fiber network revenue notes issued by Lightpath. The UnSub Group is subject to the covenants and restrictions of the UnSub Group Facility.
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
On January 12, 2026, Cablevision Litchfield and CSC Optimum entered into an Amended and Restated Credit Agreement (the "A&R UnSub Credit Agreement"), by and among Cablevision Litchfield and CSC Optimum, each as a borrower, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The A&R UnSub Credit Agreement provided for, among other things, incremental term loans in an aggregate principal amount of $1,100,000 (the "Incremental UnSub Credit Facility Loans" and, together with the Initial UnSub Group Credit Facility Loans, the "Credit Facility Loans"). Effective February 11, 2026, Cablevision Funding joined the A&R UnSub Credit Agreement as borrower under solely the Incremental UnSub Credit Facility Loans. The A&R UnSub Credit Agreement amended and restated the Initial UnSub Group Credit Facility in its entirety (as so amended and restated, the "UnSub Group Credit Facility"). The Incremental UnSub Credit Facility Loans were used to repay Receivables Facility Loan and Security Agreement, dated as of July 16, 2025 (the “NYC ABS Loan and Security Agreement”), by and among Cablevision Funding LLC, Cablevision SPE Guarantor LLC, the other loan parties party thereto from time to time, each of the financial institutions from time to time party thereto as lenders, Alter Domus (US) LLC, as administrative agent, Citibank, N.A., as Account Bank (as defined therein), Citibank, N.A., as collateral agent, and Goldman Sachs Bank USA and TPG Angelo Gordon, as structuring agents, and pay certain costs associated with the transactions. The remaining proceeds were used for other general corporate purposes. The UnSub Group Credit Facility Loans will (i) mature on November 25, 2028, (ii) accrue interest at a fixed rate per annum equal to 9.0%, and (iii) not amortize.
The Unsub Group entered into a Second Amended and Restated Credit Agreement, dated as of July 6, 2026 (the “Second A&R UnSub Credit Agreement”). The Second A&R UnSub Credit Agreement provides for, among other things, an incremental term loan commitment in an aggregate principal amount of $250,000. The loans made pursuant to such incremental term loan commitment on July 6, 2026 (the “UnSub Incremental Term Loan”) have substantially similar terms as the term loans that have been outstanding under the A&R UnSub Credit Agreement,

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
which term loans will remain outstanding under the Second A&R UnSub Credit Agreement, and will (i) mature on November 25, 2028, (ii) accrue interest at a fixed rate per annum equal to 9.0% and (iii) not amortize. In connection with this transaction, we incurred additional deferred financing costs of $13,760. The proceeds are expected to be used for general corporate purposes.
Lightpath Secured Fiber Network Revenue Notes
On March 3, 2026, Cablevision Lightpath LLC ("Lightpath") refinanced all of its outstanding indebtedness through an asset‑backed securitization ("ABS") transaction. In connection with the refinancing, Lightpath repaid in full and terminated all prior debt facilities, including its senior notes due 2028, senior secured notes due 2027 and its term loan facility balance previously outstanding. Upon repayment, all liens and guarantees associated with this indebtedness were released and all commitments were terminated.
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
Following this refinancing, Lightpath's revolving credit facility is no longer available, and borrowings will occur within the ABS structure through the Variable Funding Notes, subject to meeting required borrowing conditions. As of June 30, 2026, $6,288 of the available VFN facility was restricted for certain letters of credit issued on Lightpath's behalf.
Debt Compliance
As of June 30, 2026, CSC Holdings was in compliance with applicable financial covenants under its credit facility. Lightpath Fiber Issuer LLC was in compliance with applicable covenants under the Secured Fiber Network Revenue Notes. The UnSub Group Credit Facility and the respective indentures by which the senior guaranteed notes and senior notes were issued do not provide for any financial covenants.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
Loss on Extinguishment of Debt and the Write-off of Deferred Financing Costs
The following table provides a summary of the loss on extinguishment of debt and the write-off of deferred financing costs recorded:

Six Months Ended June 30, 2026
Repayment of NYC ABS receivables facility loan	$98,407
Repayment of Lightpath's 5.625% Senior Notes, 3.875% Senior Secured Notes and Term Loan Facility	7,638
$106,045
Summary of Debt Maturities
The future principal payments under our various debt obligations outstanding as of June 30, 2026, excluding finance lease obligations, are as follows:

2026	$15,000
2027	6,332,500
2028	6,150,000
2029	3,800,000
2030	5,675,000
Thereafter	4,657,000
Redeemable Preferred Unit Transactions
Private Placement of Redeemable Preferred Units
On May 29, 2026, CSC Investments II LLC ("CSC II"), an indirect wholly owned subsidiary of Optimum Communications, sold to certain institutional accredited investors newly issued Series A Preferred Units of CSC II (the “Preferred Units”) having an initial stated value of $300,000 for an aggregate purchase price of $300,000 (the “Private Placement Transaction”).
CSC II is an unrestricted subsidiary of CSC Holdings and a holding company for certain of CSC Holdings’ designated unrestricted subsidiaries, including Cablevision Litchfield, LLC, CSC Optimum Holdings, LLC, certain other subsidiaries of CSC Holdings designated as “unrestricted subsidiaries” for the purposes of the debt agreements of CSC Holdings and CSC Holdings’ interest in Cablevision Lightpath LLC.
Proceeds from the Private Placement Transaction were used for general corporate purposes, including to finance the Tender Offer (as defined below) and pay transaction expenses.
The Preferred Units are perpetual preferred interests in CSC II. Dividends are payable in cash or by compounding, at CSC II’s option. Cumulative dividends accrue on the stated value of the Preferred Units and are payable quarterly at a rate of 13.0% per annum if paid in cash or 15.0% if compounded. The dividend rate may increase by 2.0% per annum upon the occurrence and during the continuance of certain triggering events.
The Preferred Units are redeemable by CSC II at any time at a redemption price (the “Redemption Price”) equal to the greater of (i) 100% of the then-current stated value and (ii) the amount necessary to result in an Applicable Minimum MOIC (as defined in the preferred unit agreement), in each case, plus the aggregate amount of accumulated and unpaid dividends that have not yet been paid in cash or compounded up to, but excluding, the redemption date.
The Preferred Units are subject to mandatory redemption upon the occurrence of (i) a sale of all or substantially all of CSC II and its subsidiaries, (ii) any insolvency, liquidation, dissolution or winding up of CSC II or its material subsidiaries (but not a change of control or insolvency, liquidation, dissolution or winding up of Optimum Communications or its subsidiaries (other than CSC II and its subsidiaries)) or (iii) a failure by CSC II to comply with the requirements of a sale demand made by holders of a majority of any Preferred Units that remain outstanding following the eighth anniversary of the issue date.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
The terms of the Preferred Units permit CSC II and its subsidiaries to incur indebtedness, subject to compliance with a consolidated total net debt ratio (excluding the Preferred Units or any senior equity) of 4.50x on a pro forma basis, and to incur senior or pari preferred equity subject to a consolidated total net debt and preferred equity ratio of 4.75x on a pro forma basis (which ratios decrease to 4.00x upon the occurrence of certain events) and certain other exceptions. In addition, upon the occurrence of certain triggering events, restrictions on specified payments or affiliate transactions will also apply.
Due to the existence of contingent redemption features that are not solely within the Company’s control, the Preferred Units are classified as temporary equity in the accompanying consolidated balance sheets. The carrying value is accreted to the redemption value, including the impact of compounding distributions, through charges to retained earnings (or, in the absence of retained earnings, additional paid-in capital).
Accretion of the Preferred Units’ redemption value and distributions reduce income available to common equity holders for purposes of earnings per share.
Private Exchange Transaction
On May 29, 2026, CSC II entered into an exchange transaction (the “Private Exchange Transaction”) with Next Alt and its affiliate, Next Partner, L.P. (“Next Partner” and, together with Next Alt, the “Next Entities”), certain members of Optimum Communications' board of directors and executive management. In the Private Exchange Transaction, CSC II issued additional Preferred Units having an initial stated value of $200,000 to Next Partner in exchange for 5,846,652 shares of Optimum Class A common stock, par value $0.01 per share (“Class A shares”) owned by Next Alt, and 74,153,348 shares of Optimum Class B common stock, par value $0.01 per share (“Class B shares”) owned by Next Alt, implying a price of $2.50 per common share, and Preferred Units having an aggregate initial stated value of $12,503 to such members of Optimum Communications' board of directors and executive management in exchange for 5.0 million Class A shares. Such exchanged common shares are held by CSC II and were not canceled.
As required by GAAP, the Company recognized an expense of $156,555 based on the closing price of the Company's common stock on the transaction date. The expense is included in restructuring, impairments and other operating items in the accompanying consolidated statement of operations. The shares held by CSC II are reflected as treasury shares on the consolidated balance sheet of Optimum Communications.
Next Alt is a personal holding company of Patrick Drahi, who is its controlling shareholder and a member of Optimum Communications’ board of directors. As of May 27, 2026, Next Alt beneficially owned approximately 39.6% of the Company’s outstanding Class A shares and approximately 99.9% of the Company’s outstanding Class B shares, representing in the aggregate approximately 94.0% of the voting power of the Company. After giving effect to the Private Exchange Transaction, Next Alt beneficially owned approximately 27.8% of the Company’s outstanding Class A shares and approximately 99.9% of the Company’s outstanding Class B shares, representing in the aggregate approximately 90.5% of the voting power of the Company.
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
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis and their classification under the fair value hierarchy:

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)

	Fair Value Hierarchy	June 30, 2026	December 31, 2025
Assets:
Money market funds (a)	Level I	$825,563	$937,365
Interest rate swap contracts	Level II	—	2,274
Liabilities:
Interest rate swap contracts	Level II	—	1,342
Contingent consideration related to acquisitions	Level III	4,500	4,941

(a)Money market funds at CSC Holdings amounted to $817,662 and $929,604 as of June 30, 2026 and December 31, 2025, respectively.
Our money market funds which are classified as cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.
The interest rate swap contracts on our consolidated balance sheet at December 31, 2025 were valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility. When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit risk considerations. Such adjustments are generally based on available market evidence. Since model inputs can generally be verified and do not involve significant management judgment, we have concluded that these instruments should be classified within Level II of the fair value hierarchy.
The fair value of the contingent consideration as of June 30, 2026 and December 31, 2025 related to certain acquisitions was determined using a probability assessment of the contingent payment for the respective periods.
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

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)

		June 30, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

Credit facility debt	Level II	$5,033,627	$4,937,500	$5,613,602	$5,621,683
Secured Fiber Network Revenue Notes	Level II	1,633,079	1,653,565	—	—
Senior guaranteed notes and senior secured notes	Level II	10,685,375	6,533,200	11,128,572	7,929,625
Senior notes	Level II	6,162,803	1,431,375	6,578,353	2,841,963
UnSub Group Credit Facility	Level III	2,923,712	3,051,505	1,898,893	1,995,498
NYC ABS receivables facility loan	Level III	—	—	881,175	990,076
		$26,438,596	$17,607,145	$26,100,595	$19,378,845

(a)Amounts are net of unamortized deferred financing costs and discounts/premiums.
The table above excludes the estimated fair value of CSC Holding's note payable to Captive of $78,500 and $82,500 as of June 30, 2026 and December 31, 2025, respectively, as it is eliminated in the Optimum Communications consolidated financial statements (see Note 13). The carrying value of the note payable approximates fair value due to its short-term maturity (less than one year).
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
Optimum Communications
For the three and six months ended June 30, 2026, we recorded a tax benefit of $38,671 and $83,779 on pre-tax loss of $320,800 and $3,242,884, respectively, resulting in an effective tax rate that was lower than the U.S. statutory rate. The lower rate is primarily due to the nonrecognition for tax purposes of the intangible impairment charge recognized in the first quarter of 2026 and the expense related to the Private Exchange transaction recognized in the second quarter of 2026.
For the three and six months ended June 30, 2025, we recorded a tax benefit of $47,647 and $63,611 on pre-tax loss of $135,633 and $222,868, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher rate is due to the impact of state tax expense, certain non-deductible expenses, and tax deficiencies on share-based compensation. As part of state tax expense, the rate increased in the three months ended June 30, 2025 due to a discrete adjustment of $6,823, primarily driven by the extension of the Connecticut Corporation Business Tax surcharge.
CSC Holdings
For the three and six months ended June 30, 2026, we recorded a tax benefit of $39,292 and $85,041 on pre-tax loss of $323,756 and $3,248,892, respectively, resulting in an effective tax rate that was lower than the U.S. statutory rate. The lower rate is primarily due to the nonrecognition for tax purposes of the intangible impairment charge recognized in the first quarter of 2026 and the expense related to the Private Exchange transaction recognized in the second quarter of 2026.
For the three and six months ended June 30, 2025, we recorded a tax benefit of $48,760 and $65,212 on pre-tax loss of $141,778 and $231,947, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher rate is due to the impact of state tax expense, certain non-deductible expenses, and tax deficiencies

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
on share-based compensation. As part of state tax expense, the rate increased in the three months ended June 30, 2025 due to a discrete adjustment of $6,823, primarily driven by the extension of the Connecticut Corporation Business Tax surcharge.
NOTE 12.    SHARE-BASED COMPENSATION AND LONG-TERM INCENTIVE AWARDS
Share-Based Compensation
The following table presents share-based compensation expense and unrecognized compensation cost:

	Share-Based Compensation				Unrecognized Compensation Cost as of June 30, 2026
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Awards issued pursuant to LTIP:
Restricted share units	$3,385	$10,589	$10,357	$20,317	$19,689
Cash denominated performance awards	2,145	4,608	10,082	8,758	35,640
Other	109	969	177	2,540	204
	$5,639	$16,166	$20,616	$31,615	$55,533
Restricted Share Units
The following table summarizes activity related to restricted share units granted to our employees:

Number of Units
Balance at December 31, 2025	34,012,303
Granted	735,294
Vested	(12,031,582)
Forfeited	(2,467,994)
Balance at June 30, 2026	20,248,021
Cash Denominated Performance Awards
The following table summarizes activity related to cash denominated performance award granted to our employees:

Number of Units
Balance at December 31, 2025	122,516,250
Granted	600,000
Vested	(25,449,976)
Forfeited	(14,597,524)
Balance at June 30, 2026	83,068,750
The cash denominated performance awards cliff vest in three years. The payout of these awards can range from 0% to 200% of the target value based on our achievement of certain revenue and Adjusted EBITDA targets during a three year performance period. These awards will be settled in shares of our Class A common stock, or cash, at our option.
Lightpath Plan Awards
As of June 30, 2026, 649,665 Class A-1 management incentive units and 305,754 Class A-2 management incentive units ("Award Units") granted to certain employees of Lightpath were outstanding. Vested units will be redeemed upon a partial exit, a change in control or the completion of an initial public offering, as defined in the Lightpath Holdings LLC agreement. The grant date fair value of the Award Units outstanding aggregated $38,517 and will be expensed in the period in which a partial exit or a liquidity event is consummated.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
Long-Term Incentive Awards
Deferred Cash Award
In February and June 2026, certain employees were granted a time-based Deferred Cash Award (“DCA”). The awards granted in February vest ratably over three years with one-third payable in cash in each of December 2026, December 2027, and December 2028. The awards granted in June 2026 vest ratably over three years with one-third payable in cash in each of June 2027, June 2028, and June 2029. The amount outstanding pursuant to these awards totaled $37,930 (net of forfeitures) as of June 30, 2026. For the six months ended June 30, 2026, we recorded compensation cost related to these awards of $4,896.
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
The following table summarizes the revenue and expenses related to services provided to or received from affiliates and related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$23	$43	$78	$161
Operating expenses:
Programming and other direct costs	(614)	(943)	(1,763)	(2,541)
Other operating expenses, net	(5,117)	(12,540)	(18,065)	(25,462)
Operating expenses, net	(5,731)	(13,483)	(19,828)	(28,003)
Net charges	$(5,708)	$(13,440)	$(19,750)	$(27,842)
Capital expenditures	$6,754	$7,988	$16,896	$29,822
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

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	June 30, 2026	December 31, 2025
Due from:
Altice Europe	$—	$30
Other affiliates and related parties	445	445
	$445	$475
Due to:
Altice Europe	$6,077	$24,938
Other affiliates and related parties	783	2,091
	$6,860	$27,029

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
CSC Holdings Transactions with Optimum Communications
During the three and six months ended June 30, 2025, CSC Holdings made cash equity distribution payments to its parent of $1,191, and $9,738, respectively, and received non-cash equity contributions from its parent of $43 for the three and six months ended June 30, 2025, respectively.
The following table provides intercompany balances and activity between CSC Holdings and Optimum Communications as of June 30, 2026 and for the year ended December 31, 2025:

	June 30, 2026	December 31, 2025
Amounts due from Optimum Communications	$9,253	$2,346
Amounts due from (due to) the Captive	541	(201)
Note payable to the Captive	78,500	82,500

	Six Months Ended June 30,
	2026	2025
Interest expense on intercompany note payable to the Captive	$2,418	$2,657
In December 2025, we transferred our interest in i24 NEWS to an entity under common control, for cash consideration of $1,000. In addition, we agreed to reimburse the buyer for certain liabilities incurred by the buyer, not to exceed $5,000. The accompanying statement of stockholders' deficiency reflects distributions aggregating $4,907 related to this reimbursement.
NOTE 14.    COMMITMENTS AND CONTINGENCIES
Legal Matters
On February 17, 2023, Touchstream Technologies, Inc. filed a patent infringement lawsuit, alleging infringement of certain patents directed to the use of a personal computing device, such as a mobile phone, to control playback of content on a separate display device, such as a TV. Touchstream’s allegation of infringement is based on a remote control and “Watch on TV” functionality previously available to customers through the Company’s Optimum and Optimum TV mobile applications for iPhone and Android devices. The suit, originally filed in the U.S. District Court for the Eastern District of Texas and later transferred to the U.S. District Court for the Eastern District of New York, is in discovery. Although the outcome of this matter cannot be predicted and the impact of the final resolution on our results of operations in a subsequent reporting period is not known, management does not believe that the resolution of the matter will have a material adverse effect on our operations or financial position or our ability to meet our financial obligations as they become due.

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
On June 9, 2026, Paul Berger as trustee for The Paul Berger Revocable Trust, directly on behalf of himself and all other similarly situated stockholders of Optimum Communications, Inc., filed a putative class action suit against Patrick Drahi, Dennis Mathew, Dexter Goei, Charles Stewart, Dennis Okhuijsen, Susan C. Schnabel, Raymond Svider, David Drahi, Mark Mullen, Marc Sirota, Michael Parker, Michael E. Olsen, Next Alt S.a.r.l., and Next Partner, L.P. and Optimum Communications, Inc. in connection with recently disclosed restructuring transactions, the Private Exchange Transaction, and the Tender Offer (as defined below). Plaintiff brings (1) a direct claim for breach of fiduciary duty against the Director defendants and Marc Sirota, (2) a derivative claim for breach of fiduciary duty against the controller defendants (Next Alt S.a.r.l., Next Partner, L.P., and Patrick Drahi), and (3) a derivative claim for breach of fiduciary duty against the director and officer defendants (excluding two directors). Plaintiff also moved for expedited proceedings, though withdrew that motion following the Company’s filing of supplemental disclosures. Plaintiff has until September 8, 2026 to file an amended complaint. Although the outcome of this matter cannot be predicted and the impact of the final resolution on our results of operations in a subsequent reporting period is not known, management does not believe that the resolution of the matter will have a material adverse effect on our operations or financial position or our ability to meet our financial obligations as they become due.
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

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Programming costs	$426,146	$497,520	$867,488	$1,002,276
Other direct costs (a)	161,508	165,170	351,295	330,945
Programming and other direct costs	$587,654	$662,690	$1,218,783	$1,333,221

Sales and marketing (d)	$173,502	$200,381	$353,932	$381,276
Network services	135,540	136,771	258,452	270,921
Other (b)	346,914	359,715	703,775	742,856
Other operating expenses (c)	$655,956	$696,867	$1,316,159	$1,395,053

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
(c)Other operating expenses for CSC Holdings for the three and six months ended June 30, 2026 amounted to $657,640 and $1,319,610, respectively, and include additional costs of $1,684 and $3,451 respectively, that were eliminated at Optimum Communications.
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
The composition of the Restricted Group was modified as a result of the NYC ABS transaction in July 2025 and an amendment to the CSC Holdings' Credit Facility in November 2025, which resulted in certain subsidiaries being re-designated as unrestricted subsidiaries. The financial information presented below reflects the current composition of the Restricted Group following these re-designations.
The financial information set forth below reflects the financial condition and results of operations of the Restricted Group, presented separately from the financial condition and results of operations of the Unrestricted Group. To provide a meaningful comparison of the current composition of the Restricted Group, the financial information as of and for the three and six months ended June 30, 2025 is presented on a pro forma basis as if the July 2025 designation and the November 2025 designation had, in each case, occurred on January 1, 2025.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)

CSC Holdings Restricted Group
As of June 30, 2026
ASSETS
Current assets	$994,485
Long term assets	7,437,843
Total assets	$8,432,328

LIABILITIES AND MEMBER'S DEFICIENCY
Current liabilities	$5,170,018
Long-term debt	17,841,450
Long-term liabilities	1,084,715
Total liabilities	24,096,183

Total member's deficiency	(15,663,855)
Total liabilities and member's deficiency	$8,432,328

	CSC Holdings Restricted Group
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$689,141	$748,845	$1,414,908	$1,498,034
Operating expenses (a)	766,842	691,130	3,053,431	1,395,817
Operating income	(77,701)	57,715	(1,638,523)	102,217
Other expense, net	(375,754)	(424,683)	(734,571)	(830,538)
Loss before income taxes	(453,455)	(366,968)	(2,373,094)	(728,321)
Income tax benefit	108,622	130,600	166,146	214,032
Net loss	$(344,833)	$(236,368)	$(2,206,948)	$(514,289)

(a)Includes an impairment charge related to our indefinite-lived cable franchise rights of $1,618,489 for the six months ended June 30, 2026.
NOTE 17.    SUBSEQUENT EVENTS
Cash Tender Offer
In accordance with the terms and conditions of a tender offer by CSC II (the "Tender Offer") to purchase shares of Class A common stock of Optimum Communications from unaffiliated stockholders at a purchase price of $2.50 per share, in July 2026 CSC II purchased 120,000,000 shares for an aggregate purchase price of $300,000, excluding fees and expenses related to the Tender Offer.

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
•the outcome of litigation, government investigations and other proceedings; and
•other risks and uncertainties inherent in our cable and broadband communications businesses and our other businesses, including those listed under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 13, 2026 (the "Annual Report") and our subsequent Quarterly Reports on Form 10-Q.
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
Overview
Our Business
We principally provide broadband communications and video services in the United States and market our services under the Optimum brand. We deliver broadband, video, telephony, and mobile services to approximately 4.2 million residential and business customers across our footprint. Our footprint extends across 21 states (primarily in the New York metropolitan area and various markets in the south-central United States) through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a FTTH network with approximately 10.1 million total passings as of June 30, 2026. Additionally, we offer news programming and advertising services.
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
We derive revenue principally through monthly charges to residential customers of our broadband, video, telephony and mobile services. We also derive revenue from digital video recorder, video-on-demand ("VOD"), pay-per-view, installation and home shopping commissions. Our residential broadband, video, telephony and mobile services accounted for approximately 41%, 29%, 3%, and 2%, respectively, of our consolidated revenue for the six months ended June 30, 2026. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and small and medium-sized business ("SMB") customers, including broadband, telephony, networking, video, and mobile services. For the six months ended June 30, 2026, 18% of our consolidated revenue was derived from these business services. In addition, we derive revenue from the sale of advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), digital advertising, data analytics and affiliation fees for news programming, which accounted for approximately 5% of our consolidated revenue for the six months ended June 30, 2026. Our other revenue (which primarily consists of mobile equipment revenue) for the three months ended June 30, 2026 accounted for approximately 1% of our consolidated revenue.
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
We operate in a highly competitive, consumer-driven industry and we compete against a variety of broadband, video, mobile, fixed wireless broadband and fixed-line telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, fiber-based service providers, satellite-based connectivity providers, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. Emerging satellite broadband providers are beginning to offer high-speed connectivity in certain geographies that can compete with traditional broadband, although their overall presence in our footprint remains limited. Our competitors include Verizon Communications Inc., AT&T Inc., T-Mobile US, Inc., Charter Communications, Inc., Comcast Corporation, and emerging satellite-based broadband providers, as well as DirecTV, DISH Network (a wholly-owned subsidiary of EchoStar Corporation), and other providers. Consumers' selection of an alternate source of service, whether due to economic constraints, technological advances, or preference, negatively impacts the demand for our services. For more information on our competitive landscape, see "Risk Factors" and "Business–Competition" included in our Annual Report.
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
Adjusted EBITDA eliminates the significant non-cash depreciation and amortization expense that result from the capital-intensive nature of our business and from intangible assets recognized from acquisitions, as well as certain non-cash and other operating items that affect the period-to-period comparability of our operating performance. In addition, Adjusted EBITDA is unaffected by our capital and tax structures and by our investment activities.
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
We also use Free Cash Flow (defined as net cash flows from operating activities less cash capital expenditures), which is a non-GAAP financial measure, as a liquidity measure. We believe this measure is useful to investors in evaluating our ability to service our debt and make continuing investments with internally generated funds, although it may not be directly comparable to similar measures reported by other companies. See reconciliation of net cash flow from operating activities to Free Cash Flow below.

Results of Operations - Optimum Communications
(unaudited)

	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
	2026	2025		2026	2025
Revenue:
Broadband	$840,919	$885,139	$(44,220)	$1,690,958	$1,784,700	$(93,742)
Video	587,830	660,540	(72,710)	1,190,053	1,326,108	(136,055)
Telephony	56,296	64,633	(8,337)	114,702	131,045	(16,343)
Mobile	52,553	37,621	14,932	102,102	74,320	27,782
Residential revenue	1,537,598	1,647,933	(110,335)	3,097,815	3,316,173	(218,358)
Business services and wholesale	366,286	361,788	4,498	730,586	725,333	5,253
News and advertising	99,978	118,771	(18,793)	219,652	221,181	(1,529)
Other	19,841	18,711	1,130	41,018	36,798	4,220
Total revenue	2,023,703	2,147,203	(123,500)	4,089,071	4,299,485	(210,414)
Operating expenses:
Programming and other direct costs	587,654	662,690	75,036	1,218,783	1,333,221	114,438
Other operating expenses	655,956	696,867	40,911	1,316,159	1,395,053	78,894
Restructuring, impairments and other operating items	206,968	66,826	(140,142)	2,934,597	88,448	(2,846,149)
Depreciation and amortization	407,076	409,697	2,621	813,572	828,182	14,610
Operating income (loss)	166,049	311,123	(145,074)	(2,194,040)	654,581	(2,848,621)
Other income (expense):
Interest expense, net	(475,576)	(444,659)	(30,917)	(933,395)	(872,675)	(60,720)
Gain (loss) on investments and sale of affiliate interests	(10,958)	—	(10,958)	(10,958)	5	(10,963)
Gain (loss) on interest rate swap contracts, net	—	430	(430)	2,398	(1,289)	3,687
Loss on extinguishment of debt and write-off of deferred financing costs	—	(1,693)	1,693	(106,045)	(1,693)	(104,352)
Other expense, net	(315)	(834)	519	(844)	(1,797)	953
Loss before income taxes	(320,800)	(135,633)	(185,167)	(3,242,884)	(222,868)	(3,020,016)
Income tax benefit	38,671	47,647	(8,976)	83,779	63,611	20,168
Net loss	(282,129)	(87,986)	(194,143)	(3,159,105)	(159,257)	(2,999,848)
Net income attributable to noncontrolling interests	(9,632)	(8,265)	(1,367)	(16,727)	(12,670)	(4,057)
Net loss attributable to Optimum Communications, Inc. stockholders	$(291,761)	$(96,251)	$(195,510)	$(3,175,832)	$(171,927)	$(3,003,905)

The following is a reconciliation of net loss to Adjusted EBITDA (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(282,129)	$(87,986)	$(3,159,105)	$(159,257)
Income tax benefit	(38,671)	(47,647)	(83,779)	(63,611)
Other expense, net	315	834	844	1,797
Loss (gain) on interest rate swap contracts, net	—	(430)	(2,398)	1,289
Loss (gain) on investments and sale of affiliates interests	10,958	—	10,958	(5)
Loss on extinguishment of debt and write-off of deferred financing costs	—	1,693	106,045	1,693
Interest expense, net	475,576	444,659	933,395	872,675
Depreciation and amortization	407,076	409,697	813,572	828,182
Restructuring, impairments and other operating items	206,968	66,826	2,934,597	88,448
Share-based compensation	5,639	16,166	20,616	31,615
Adjusted EBITDA	$785,732	$803,812	$1,574,745	$1,602,826
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net cash flows from operating activities	$228,126	$411,965	$398,409	$599,448
Less: Capital expenditures (cash)	320,025	383,519	627,729	739,643
Free Cash Flow (Deficit)	$(91,899)	$28,446	$(229,320)	$(140,195)

The following table sets forth certain customer metrics (unaudited):

	June 30, 2026	March 31, 2026	June 30, 2025

	(in thousands)
Total passings (a)	10,114.1	10,045.9	9,891.5
Total customer relationships (b) (i)	4,218.0	4,264.1	4,462.2
Residential (i)	3,855.6	3,897.0	4,088.0
SMB	362.5	367.1	374.3
Residential customers (i):
Broadband (i)	3,714.3	3,749.6	3,928.3
Video (i)	1,526.6	1,570.7	1,736.3
Telephony	951.3	994.9	1,147.8
Penetration of total passings (c)	41.7%	42.4%	45.1%
Average revenue per user ("ARPU") (d)	$132.22	$132.32	$133.68
SMB customers:
Broadband	335.4	339.7	345.6
Video	68.7	70.4	76.6
Telephony	175.0	179.2	188.9
Total mobile lines (e)	724.0	674.1	546.4
FTTH total passings (f)	3,155.8	3,121.6	3,023.4
FTTH customer relationships (g)	748.9	729.1	663.0
FTTH Residential	725.2	706.7	644.6
FTTH SMB	23.7	22.4	18.5
Penetration of FTTH total passings (h)	23.7%	23.4%	21.9%

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
(e)Mobile lines represent the number of residential and business customers’ wireless connections, which include mobile phone handsets and other mobile wireless connected devices. An individual customer relationship may have multiple mobile lines. The total mobile ending lines as of June 30, 2026, March 31, 2026 and June 30, 2025 include approximately 25.5 thousand, 20.9 thousand and 10.8 thousand lines related to business customers, respectively. The service revenue related to these business customers is reflected in business services and wholesale in the table above.
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
Comparison of Results for the Three and Six Months Ended June 30, 2026 compared to the Three and Six Months Ended June 30, 2025
Broadband Revenue
Broadband revenue for the three and six months ended June 30, 2026 was $840,919 and $1,690,958, respectively, and $885,139 and $1,784,700 for the three and six months ended June 30, 2025, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Broadband revenue decreased $44,220 (5%) and $93,742 (5%) for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025. The decrease for the three months ended June 30, 2026 as compared to the same period in the prior year was due primarily to declines in broadband customers, partially offset by higher average recurring broadband revenue per broadband subscriber. The decrease for the six months ended June 30, 2026 as compared to the same period in the prior year was due primarily to declines in broadband customers, as well as lower average recurring broadband revenue per broadband subscriber.
Video Revenue
Video revenue for the three and six months ended June 30, 2026 was $587,830 and $1,190,053, respectively, and $660,540 and $1,326,108 for the three and six months ended June 30, 2025, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Video revenue decreased $72,710 (11%) and $136,055 (10%) for the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025. The decreases were due primarily to declines in video customers, partially offset by higher average recurring video revenue per video customer, primarily driven by certain rate increases. In addition, customer credits attributable to the temporary interruption of certain video programming during the three months ended March 31, 2025 partially offset the year-over-year decline.
Telephony Revenue
Telephony revenue for the three and six months ended June 30, 2026 was $56,296 and $114,702, respectively, and $64,633 and $131,045 for the three and six months ended June 30, 2025, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Telephony revenue decreased $8,337 (13%) and $16,343 (12%) for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025. The decreases were due primarily to declines in telephony customers, partially offset by higher average recurring telephony revenue per telephony customer.
Mobile Service Revenue
Mobile service revenue for the three and six months ended June 30, 2026 was $52,553 and $102,102, respectively, and $37,621 and $74,320, for the three and six months ended June 30, 2025, respectively. The increases of $14,932 (40%) and $27,782 (37%) for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 were primarily due to increases in mobile lines, as well as increases in certain fees and surcharges as compared to the prior year periods.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three and six months ended June 30, 2026 was $366,286 and $730,586, respectively, and $361,788 and $725,333 for the three and six months ended June 30, 2025, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber-based telecommunications services to the business market, and the sale of broadband, video, telephony, and mobile services to SMB customers.

Business services and wholesale revenue increased $4,498 (1%) and $5,253 (1%) for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025. The increases were primarily due to increases in Ethernet and other fees and surcharges revenue from our Lightpath business, partially offset by a decline in SMB customers.
News and Advertising Revenue
News and advertising revenue for the three and six months ended June 30, 2026 was $99,978 and $219,652, respectively, and $118,771 and $221,181 for the three and six months ended June 30, 2025, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), (ii) digital advertising, (iii) data analytics, and (iv) affiliation fees for news programming.
News and advertising revenue decreased $18,793 (16%) and $1,529 (1%) for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025. The decrease for the three months ended June 30, 2026 as compared to the prior year period was primarily due to the sale of our interest in a non-core advertising agency business in May 2026. The decrease for the six months ended June 30, 2026 as compared to the prior year period was primarily due to the sale of our interest in a non-core advertising agency business, partially offset by an increase in linear advertising revenue during the first three months of 2026.
Other Revenue
Other revenue for the three and six months ended June 30, 2026 was $19,841 and $41,018, respectively, and $18,711 and $36,798 for the three and six months ended June 30, 2025, respectively. Other revenue includes revenue from sales of mobile equipment and other miscellaneous revenue streams. Other revenue increased $1,130 (6%) and $4,220 (11%) for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025. The increases were primarily due to higher mobile equipment sales during 2026 as compared to the same periods in the prior year.
Programming and Other Direct Costs
Programming and other direct costs for the three and six months ended June 30, 2026 amounted to $587,654 and $1,218,783, respectively, and $662,690 and $1,333,221 for the three and six months ended June 30, 2025, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs are impacted by changes in contractual rates, changes in the number of customers receiving certain programming services, new channel launches, and channel drops. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the cost of media for advertising spots sold, the cost of mobile devices sold to our customers and direct costs of providing mobile services.

The decreases in programming and other direct costs of $75,036 (11%) and $114,438 (9%) for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 were primarily attributable to the following:

	Three Months	Six Months
Decrease in programming costs primarily due to lower video customers, partially offset by net contractual rate increases. This amount reflects the impact of the temporary interruption of certain video programming during the first quarter of 2025	$(71,374)	$(134,788)
Decrease in news production costs relating to the sale of our i24 business	(4,820)	(9,177)
Three month decrease relates to lower costs for media advertising spots for resale primarily due to the sale of our interest in a non-core advertising agency business in May 2026. Six month increase relates to higher cost of media advertising spots for resale due to higher linear revenue during the first three months of 2026, partially offset by the sale of our interest in the non-core advertising agency business	(7,468)	14,989
Increase in call completion and transport costs primarily due to higher level of activity	9,257	18,119
Other net decreases	(631)	(3,581)
	$(75,036)	$(114,438)
Programming costs
Programming costs aggregated $426,146 and $867,488 for the three and six months ended June 30, 2026, respectively, and $497,520 and $1,002,276 for the three and six months ended June 30, 2025, respectively. Our programming costs in 2026 will continue to be impacted by changes in the number of video customers and by changes in programming rates, the latter of which we expect will increase.
Other Operating Expenses
Other operating expenses for the three and six months ended June 30, 2026 amounted to $655,956 and $1,316,159, respectively, and $696,867 and $1,395,053 for the three and six months ended June 30, 2025, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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

The decreases in other operating expenses of $40,911 (6%) and $78,894 (6%) for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 were attributable to the following:

	Three Months	Six Months
Net decrease in labor related costs and benefits, including lower truck rolls, partially offset by a decrease in capitalizable activity	$(21,442)	$(40,536)
Decrease in consulting and professional fees	(11,188)	(21,191)
Decrease in share based compensation	(10,527)	(10,999)
Decrease in marketing costs, including costs related to the temporary interruption of certain video programming during the first quarter of 2025	(10,041)	(9,830)
Decrease in repairs and maintenance costs (including software maintenance and data processing)	(3,717)	(8,529)
Increase in certain managed service costs due to a credit received in the prior year period	16,332	14,655
Increase in bad debt expense	4,595	9,027
Other net decreases	(4,923)	(11,491)
	$(40,911)	$(78,894)
Restructuring, Impairments and Other Operating Items
Restructuring, impairments and other operating items for the three and six months ended June 30, 2026 amounted to $206,968 and $2,934,597, respectively, as compared to $66,826 and $88,448 for the three and six months ended June 30, 2025, and comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Impairment charge (a)	$—	$—	$2,700,000	$—
Non-cash exchange of shares for redeemable preferred units (b)	156,555	—	156,555	—
Transaction costs related to certain transactions not related to our operations and other	32,441	9,059	50,062	10,844
Contractual payments for terminated employees	11,004	67,902	18,694	70,388
Litigation settlements and contract termination costs (c)	3,000	(11,311)	5,100	5,058
Impairment of right-of-use operating lease assets	3,201	915	3,725	1,326
Facility realignment costs	767	261	461	832
	$206,968	$66,826	$2,934,597	$88,448

(a)See Note 8 for a discussion of the impairment charge related to our indefinite-lived cable franchise rights.
(b)See Note 9 for a discussion of the Private Exchange Transaction. As required by GAAP, the Company recognized an expense of $156,555 based on the closing price of its common stock on the transaction date, rather than other indicators of economic value, including those that were taken into account by the special committee of the board of CSC Investments II LLC that approved the transaction.
(c)Amounts reflect estimated amounts for certain legal matters, including adjustments to these estimates, and costs to early terminate contracts with vendors.
Depreciation and Amortization
Depreciation and amortization for the three and six months ended June 30, 2026 amounted to $407,076 and $813,572, respectively, and $409,697 and $828,182 for the three and six months ended June 30, 2025, respectively. The decreases in depreciation and amortization of $2,621 (1%) and $14,610 (2%) for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 were primarily due to lower amortization related to customer relationships.

Adjusted EBITDA
Adjusted EBITDA amounted to $785,732 and $1,574,745 for the three and six months ended June 30, 2026, respectively, as compared to $803,812 and $1,602,826 for the three and six months ended June 30, 2025, respectively.
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
The decreases in Adjusted EBITDA of $18,080 (2%) and $28,081 (2%) for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 were due to a decrease in revenue, partially offset by a decrease in operating expenses during 2026 (excluding depreciation and amortization, share-based compensation, restructuring, impairments and other operating items), as discussed above.
Free Cash Flow (Deficit)
Free Cash Flow (Deficit) was $(91,899) and $(229,320) for the three and six months ended June 30, 2026, respectively, as compared to $28,446 and $(140,195) for the three and six months ended June 30, 2025, respectively. The decreases in Free Cash Flow of $120,345 and $89,125 for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 were due to lower net cash provided by operating activities, partially offset by lower capital expenditures.
Free Cash Flow is a non-GAAP measure that is defined as net cash flows from operating activities less cash capital expenditures. See reconciliation of net cash flow from operating activities to Free Cash Flow above.
Interest Expense, net
Interest expense, net was $475,576 and $933,395 for the three and six months ended June 30, 2026 as compared to $444,659 and $872,675 for the same periods in the prior year. The increases of $30,917 (7%) and $60,720 (7%) for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 were attributable to the following:

	Three Months	Six Months
Increase primarily due to changes in debt balances and an increase in interest rates	$17,319	$45,572
Decrease related to higher interest income	(4,749)	(9,121)
Other net increase, primarily amortization of deferred financing costs from new debt issuances	18,347	24,269
	$30,917	$60,720
Gain (loss) on Investments and Sale of Affiliate Interests
For the three and six months ended June 30, 2026, we recognized a loss of $10,958 on the sale of our interest in a non-core advertising agency business.
Gain (loss) on Interest Rate Swap Contracts, net
Gain (loss) on interest rate swap contracts, net was $2,398 for the six months ended June 30, 2026, compared to $430 and $(1,289) for the three and six months ended June 30, 2025, respectively. These amounts primarily represent the change in the fair value of our interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes. The six months ended June 30, 2026 included a $2,458 gain related to the early termination of Lightpath interest rate swap agreements with an aggregate notional value of $575,000.
Loss on Extinguishment of Debt and Write-off of Deferred Financing Costs
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $106,045 for the six months ended June 30, 2026, and related to the following:

Six Months Ended June 30, 2026
Repayment of NYC ABS receivables facility loan	$98,407
Repayment of Lightpath's 5.625% Senior Notes, 3.875% Senior Secured Notes and Term Loan Facility	7,638
$106,045
Other Expense, net
Other expense, net amounted to $315 and $844 for the three and six months ended June 30, 2026 compared to $834 and $1,797 for the three and six months ended June 30, 2025, respectively. These amounts include the non-service benefit or cost components of our pension plans.
Income Tax Benefit
For the three and six months ended June 30, 2026, we recorded a tax benefit of $38,671 and $83,779 on pre-tax loss of $320,800 and $3,242,884, respectively, resulting in an effective tax rate that was lower than the U.S. statutory rate. The lower rate is primarily due to the nonrecognition for tax purposes of the intangible impairment charge recognized in the first quarter of 2026 and the expense related to the Private Exchange transaction recognized in the second quarter of 2026.
For the three and six months ended June 30, 2025, we recorded a tax benefit of $47,647 and $63,611 on pre-tax loss of $135,633 and $222,868, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher rate is due to the impact of state tax expense, certain non-deductible expenses, and tax deficiencies on share-based compensation. As part of state tax expense, the rate increased in the three months ended June 30, 2025 due to a discrete adjustment of $6,823, primarily driven by the extension of the Connecticut Corporation Business Tax surcharge.
CSC HOLDINGS, LLC
The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Optimum Communications, except for the following (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to Optimum Communications stockholders	$(291,761)	$(96,251)	$(3,175,832)	$(171,927)
Adjustments to reconcile to net loss attributable to CSC Holdings' sole member:
Income tax benefit	621	1,113	1,262	1,601
Interest expense, net	(1,272)	(1,403)	(2,557)	(2,818)
Other operating expenses	(1,684)	(4,742)	(3,451)	(6,261)
Net loss attributable to CSC Holdings' sole member	$(294,096)	$(101,283)	$(3,180,578)	$(179,405)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Optimum Communications Adjusted EBITDA	$785,732	$803,812	$1,574,745	$1,602,826
Adjustments to reconcile to CSC Holdings' Adjusted EBITDA:
Other operating expenses	(1,684)	(4,742)	(3,451)	(6,261)
CSC Holdings Adjusted EBITDA	$784,048	$799,070	$1,571,294	$1,596,565
Refer to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

The following is a reconciliation of CSC Holdings' net loss to Adjusted EBITDA (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(284,464)	$(93,018)	$(3,163,851)	$(166,735)
Income tax benefit	(39,292)	(48,760)	(85,041)	(65,212)
Other expense, net	315	834	844	1,797
Loss (gain) on interest rate swap contracts, net	—	(430)	(2,398)	1,289
Loss (gain) on investments and sale of affiliate interests	10,958	—	10,958	(5)
Loss on extinguishment of debt and write-off of deferred financing costs	—	1,693	106,045	1,693
Interest expense, net	476,848	446,062	935,952	875,493
Depreciation and amortization	407,076	409,697	813,572	828,182
Restructuring, impairments and other operating items	206,968	66,826	2,934,597	88,448
Share-based compensation	5,639	16,166	20,616	31,615
Adjusted EBITDA	$784,048	$799,070	$1,571,294	$1,596,565
Refer to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.
The following is a reconciliation of CSC Holdings' net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net cash flows from operating activities	$228,416	$413,004	$393,206	$602,711
Less: Capital expenditures (cash)	320,025	383,519	627,729	739,643
Free Cash Flow (Deficit)	$(91,609)	$29,485	$(234,523)	$(136,932)
The differences in Adjusted EBITDA and Free Cash Flow (Deficit) between CSC Holdings and Optimum Communications relate to the Captive which holds certain workers' compensation, general and automobile liabilities. See Note 13.

SUPPLEMENTAL FINANCIAL INFORMATION
Presented below are balance sheets for the UnSub Group and CSC Investments II (unaudited). See Note 9 of our consolidated financial statements.

	As of June 30, 2026
	Unsub Group	CSC Investments II
ASSETS
Current Assets:
Cash and cash equivalents	$782,942	$1,170,316
Restricted cash	293	62,994
Accounts receivable, trade	65,389	117,608
Prepaid expenses and other current assets	76,119	110,166
Amounts due from affiliates	—	—
Current assets	924,743	1,461,084
Property, plant and equipment, net of accumulated depreciation	3,838,186	5,002,957
Right-of-use operating lease assets	144,266	156,400
Other assets	25,815	38,478
Amortizable intangibles, net of accumulated amortization	501,156	563,924
Indefinite-lived cable franchise rights	6,270,000	7,080,000
Goodwill	5,766,625	5,872,519
Total assets	$17,470,791	$20,175,362

LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
Accounts payable	$444,005	$471,879
Interest payable	60,122	61,674
Accrued employee related costs	25,012	79,900
Deferred revenue	37,020	140,739
Debt	—	287
Other current liabilities	125,095	161,095
Amounts due to affiliates	552,886	574,927
Current liabilities	1,244,140	1,490,501
Other liabilities	41,422	72,579
Deferred tax liability	3,235,280	3,240,001
Right-of-use operating lease liability	160,945	169,287
Long-term debt	2,923,712	4,561,478
Total liabilities	7,605,499	9,533,846

Redeemable preferred units	—	508,594

Member's equity	9,865,704	10,099,748
Accumulated other comprehensive loss	(412)	(412)
Total member's equity	9,865,292	10,099,336
Noncontrolling interests	—	33,586
Total equity	9,865,292	10,132,922
Total liabilities and member's equity	$17,470,791	$20,175,362

Presented below are Statements of Operations of the UnSub Group for the three and six months ended June 30, 2026 and 2025 (unaudited):

	UnSub Group
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,210,328	$1,282,836	$2,430,369	$2,574,362
Operating expenses:
Programming and other direct costs	385,961	436,047	782,227	870,915
Other operating expenses	357,379	368,216	708,933	731,632
Restructuring, impairments and other operating items (a)	12,897	38,146	1,570,558	50,734
Depreciation and amortization (including impairments)	255,157	231,155	482,232	447,992
Operating income (loss)	198,934	209,272	(1,113,581)	473,089
Other income (expense):
Interest expense, net	(88,111)	(176)	(165,617)	(328)
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	(98,407)	—
Other expense, net	(284)	(698)	(734)	(1,535)
Income (loss) before income taxes	110,539	208,398	(1,378,339)	471,226
Income tax expense	(46,526)	(65,790)	(80,924)	(148,631)
Net income (loss)	$64,013	$142,608	$(1,459,263)	$322,595
Presented below are Statements of Operations of CSC Investments II for the three and six months ended June 30, 2026 and 2025 (unaudited):

	CSC Investments II LLC
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,322,984	$1,387,988	$2,657,130	$2,785,030
Operating expenses:
Programming and other direct costs	398,163	445,745	806,400	891,195
Other operating expenses	386,829	398,985	769,716	792,894
Restructuring, impairments and other operating items	13,747	38,534	1,101,674	51,419
Depreciation and amortization (including impairments)	283,775	257,399	539,192	504,309
Operating income (loss)	240,470	247,325	(559,852)	545,213
Other income (expense):
Interest expense, net	(111,888)	(23,140)	(211,614)	(46,559)
Gain (loss) on interest rate swap contracts, net	—	430	2,398	(1,289)
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	(106,045)	—
Other expense, net	(310)	(728)	(781)	(1,596)
Income (loss) before income taxes	128,272	223,887	(875,894)	495,769
Income tax expense	(46,620)	(65,893)	(81,094)	(148,807)
Net income (loss)	81,652	157,994	(956,988)	346,962
Net income attributable to noncontrolling interests	(9,315)	(8,454)	(17,357)	(13,387)
Net income (loss) attributable to CSC Investments II, LLC sole member	$72,337	$149,540	$(974,345)	$333,575

Presented below are Statements of Cash Flows of the UnSub Group (unaudited):

UnSub Group
	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(1,459,263)	$322,595
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	482,232	447,992
Indefinite-lived cable franchise rights impairment	1,551,511	—
Loss on extinguishment of debt and write-off of deferred financing costs	98,407	—
Amortization of deferred financing costs on indebtedness	28,177	—
Share-based compensation expense	11,925	19,683
Deferred income taxes	(54,829)	(22,496)
Decrease in right-of-use assets	11,288	12,290
Allowance for credit losses	17,840	15,888
Other	3,172	1,204
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(23,938)	(10,591)
Prepaid expenses and other assets	(22,537)	(35,695)
Amounts due from and due to affiliates	189,240	28,371
Accounts payable and accrued liabilities	6,441	(159,316)
Interest payable	40,020	—
Deferred revenue	(4,827)	(2,232)
Net cash provided by operating activities	874,859	617,693
Cash flows from investing activities:
Capital expenditures	(284,007)	(278,495)
Other, net	(1,089)	669
Net cash used in investing activities	(285,096)	(277,826)
Cash flows from financing activities:
Proceeds from long-term debt	1,100,000	—
Repayment of debt	(980,091)	—
Contributions from (distributions to) parent	52,139	(347,611)
Additions to deferred financing costs	(102,849)	—
Net cash provided by (used in) financing activities	69,199	(347,611)
Net increase (decrease) in cash and cash equivalents	658,962	(7,744)
Effect of exchange rate changes on cash and cash equivalents	2	(47)
Net increase (decrease) in cash, cash equivalents and restricted cash	658,964	(7,791)
Cash, cash equivalents and restricted cash at beginning of year	124,271	8,254
Cash, cash equivalents and restricted cash at end of period	$783,235	$463

Presented below are Statements of Cash Flows of CSC Investments II LLC (unaudited):

CSC Investments II LLC
	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(956,988)	$346,962
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	539,192	504,309
Indefinite-lived cable franchise rights impairment	1,081,511	—
Loss on extinguishment of debt and write-off of deferred financing costs	106,045	—
Amortization of deferred financing costs and discounts on indebtedness	30,178	1,737
Share-based compensation expense	11,925	19,683
Deferred income taxes	(54,818)	(22,423)
Decrease in right-of-use assets	13,876	14,773
Allowance for credit losses	17,391	15,884
Other	3,173	1,204
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(19,452)	4,339
Prepaid expenses and other assets	(22,029)	(41,804)
Amounts due from and due to affiliates	187,793	26,541
Accounts payable and accrued liabilities	54,385	(170,586)
Interest payable	27,193	(288)
Deferred revenue	52,056	21,107
Interest rate swap contracts	932	5,562
Net cash provided by operating activities	1,072,363	727,000
Cash flows from investing activities:
Capital expenditures	(425,305)	(363,176)
Payments for acquisitions, net of cash acquired	—	(9,000)
Other, net	(1,095)	670
Net cash used in investing activities	(426,400)	(371,506)
Cash flows from financing activities:
Proceeds from long-term debt	2,756,954	—
Repayment of debt	(2,514,274)	(3,446)
Issuance of preferred units, net of fees	289,197	—
Principal payments on finance lease obligations	(299)	(327)
Additions to deferred financing costs	(128,130)	—
Distributions to parent	—	(371,428)
Distributions to noncontrolling interests, net	—	(29,097)
Other, net	(1,452)	—
Net cash provided by (used in) financing activities	401,996	(404,298)
Net increase (decrease) in cash and cash equivalents	1,047,959	(48,804)
Effect of exchange rate changes on cash and cash equivalents	2	(47)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,047,961	(48,851)
Cash, cash equivalents and restricted cash at beginning of year	185,349	111,168
Cash, cash equivalents and restricted cash at end of period	$1,233,310	$62,317

Presented below is a reconciliation of the net loss to adjusted EBITDA for CSC Holdings Restricted Group (unaudited):

	CSC Holdings Restricted Group
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(344,833)	$(236,368)	$(2,206,948)	$(514,289)
Income tax benefit	(108,622)	(130,600)	(166,146)	(214,032)
Other income, net	(294)	(110)	(1,033)	(516)
Loss (gain) on investments and sale of affiliate interests, net	10,958	—	10,958	(5)
Loss on extinguishment of debt and write-off of deferred financing costs	—	1,693	—	1,693
Interest expense, net	365,090	423,100	724,646	829,366
Depreciation and amortization	123,301	152,298	274,380	323,873
Restructuring, impairments and other operating items (a)	193,220	28,239	1,832,922	36,950
Share-based compensation	2,145	5,775	8,691	11,932
Adjusted EBITDA	$240,965	$244,027	$477,470	$474,972

(a)Includes an impairment charge related to our indefinite-lived cable franchise rights of $1,618,489 for the six months ended June 30, 2026.
Presented below is a reconciliation of the net income (loss) to adjusted EBITDA for the UnSub Group (unaudited):

	The UnSub Group
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$64,013	$142,608	$(1,459,263)	$322,595
Income tax expense	46,526	65,790	80,924	148,631
Other expense, net	284	698	734	1,535
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	98,407	—
Interest expense, net	88,111	176	165,617	328
Depreciation and amortization	255,157	231,155	482,232	447,992
Restructuring, impairments and other operating items (a)	12,897	38,146	1,570,558	50,734
Share-based compensation	3,494	10,391	11,925	19,683
Adjusted EBITDA	$470,482	$488,964	$951,134	$991,498

(a)Includes an impairment charge related to our indefinite-lived cable franchise rights of $1,551,511 for the six months ended June 30, 2026.

Presented below is a reconciliation of the net income (loss) to adjusted EBITDA for CSC Investments II (unaudited):

	CSC Investments II
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$81,652	$157,994	$(956,988)	$346,962
Income tax expense	46,620	65,893	81,094	148,807
Other expense, net	310	728	781	1,596
Loss (gain) on interest rate swap contracts, net	—	(430)	(2,398)	1,289
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	106,045	—
Interest expense, net	111,888	23,140	211,614	46,559
Depreciation and amortization	283,775	257,399	539,192	504,309
Restructuring, impairments and other operating items (a)	13,747	38,534	1,101,674	51,419
Share-based compensation	3,494	10,391	11,925	19,683
Adjusted EBITDA	$541,486	$553,649	$1,092,939	$1,120,624

(a)Includes an impairment charge related to our indefinite-lived cable franchise rights of $1,081,511 for the six months ended June 30, 2026.

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
We believe existing cash balances, operating cash flows and availability under the CSC Holdings revolving credit facility will provide adequate funds to support our current operating plan and make planned capital expenditures for the next twelve months. However, we must refinance or restructure our debt, or raise additional capital sufficient to satisfy our debt maturities in April 2027 and July 2027.
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
As reflected on the consolidated financial statements, as of June 30, 2026, we had cash and cash equivalents of $1,296,270, and we had principal amounts of debt of $4,122,500 maturing in April 2027 and $2,225,000 maturing in July 2027. Our ability to address these maturities depends on our ability to successfully refinance, restructure or otherwise extend such indebtedness or to raise additional capital to repay the indebtedness.
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

Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums (excluding accrued interest) as of June 30, 2026, as well as interest expense for the six months ended June 30, 2026:

	CSC Holdings Restricted Group	The UnSub Group	Lightpath	Optimum Communications/ CSC Holdings
Debt outstanding (a)(b):
Credit facility debt	$5,033,627	$2,923,712	$—	$7,957,339
Senior guaranteed notes	10,685,375	—	—	10,685,375
Senior notes	6,162,803	—	—	6,162,803
Subtotal	21,881,805	2,923,712	—	24,805,517
Secured Fiber Network Revenue Notes	—	—	1,633,079	1,633,079
Finance lease obligations	112,169	—	—	112,169
Total debt	$21,993,974	$2,923,712	$1,633,079	$26,550,765

Interest expense (a)	$730,475	$169,218	$47,963	$947,656

(a)Excludes principal balance of notes payable to affiliate reflected on CSC Holdings' balance sheet and the related interest expense which are eliminated in the Optimum Communications consolidated financial statements. See Note 13.
(b)Includes interest expense of $3,167 related to the NYC ABS receivables facility loan that was repaid in January 2026.
Payment Obligations Related to Debt
As of June 30, 2026, total amounts payable in connection with our outstanding obligations, including related interest, but excluding finance lease obligations and the impact of our interest swap agreements, were as follows:

	CSC Holdings Restricted Group	UnSub Group	Lightpath	Optimum Communications/ CSC Holdings
2026	$740,110	$141,825	$47,338	$929,273
2027	7,536,246	281,325	93,899	7,911,470
2028	3,939,143	3,358,075	95,451	7,392,669
2029	4,385,844	—	94,417	4,480,261
2030	6,018,844	—	94,417	6,113,261
Thereafter	3,109,375	—	1,703,313	4,812,688
Total	$25,729,562	$3,781,225	$2,128,835	$31,639,622
For financing purposes, we have three debt silos: CSC Holdings, the UnSub Group (defined below) and Lightpath. The CSC Holdings silo is structured as a restricted group (the "CSC Holdings Restricted Group") and an unrestricted group, which includes Cablevision Litchfield, LLC ("Cablevision Litchfield"), CSC Optimum Holdings, LLC ("CSC Optimum") and certain subsidiaries of CSC Holdings designated as "unrestricted subsidiaries" for the purposes of the CSC Holdings silo (collectively, the "UnSub Group"). The CSC Holdings Restricted Group is comprised of CSC Holdings and its wholly-owned operating subsidiaries, excluding Lightpath and the UnSub Group. The CSC Holdings Restricted Group is subject to the covenants and restrictions of CSC Holdings' credit facility and indentures governing the notes issued by CSC Holdings. The Lightpath silo includes substantially all of Lightpath's operating subsidiaries which are subject to the covenants and restrictions of the secured fiber network revenue notes issued by Lightpath. The UnSub Group is subject to the covenants and restrictions of the UnSub Group Facility.
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
CSC Holdings Credit Facilities
In October 2015, a wholly-owned subsidiary of Optimum Communications, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which, as amended, currently provides for U.S. dollar term loans comprising (i) an incremental term loan amount of $3,000,000 ($2,812,500 outstanding as of June 30, 2026) ("Incremental Term Loan B-5") and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($2,225,000 outstanding as of June 30, 2026) (the "CSC Revolving Credit Facility" and, together with the Incremental Term Loan B-5, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented, or otherwise modified from time to time, the "CSC Credit Facilities Agreement").
In November 2025, the proceeds from the issuance of the Incremental Term Loan B-7 were used to (i) repay the outstanding principal balance of the Incremental Term Loan B-6 and (ii) pay the fees, costs and expenses associated with these transactions.
At June 30, 2026, $174,799 of the CSC Revolving Credit Facility was restricted for certain letters of credit issued on our behalf and $75,201 was undrawn and available, subject to covenant limitations.
As of June 30, 2026, CSC Holdings was in compliance with applicable financial covenants under the CSC Credit Facilities.
See Note 9 to our consolidated financial statements for further information regarding the CSC Credit Facilities Agreement.
Senior Guaranteed Notes and Senior Notes
As of June 30, 2026, CSC Holdings was in compliance with the covenants under each respective indenture by which the senior guaranteed notes and senior notes were issued.
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
The Unsub Group entered into a Second Amended and Restated Credit Agreement, dated as of July 6, 2026 (the “Second A&R UnSub Credit Agreement”). The Second A&R UnSub Credit Agreement provides for, among other things, an incremental term loan commitment in an aggregate principal amount of $250 million. The loans made pursuant to such incremental term loan commitment on July 6, 2026 (the “UnSub Incremental Term Loan”) have substantially similar terms as the term loans that have been outstanding under the A&R UnSub Credit Agreement, which term loans will remain outstanding under the Second A&R UnSub Credit Agreement, and will (i) mature on November 25, 2028, (ii) accrue interest at a fixed rate per annum equal to 9.000% and (iii) not amortize. We received an additional $250,000 of proceeds and incurred additional deferred financing costs of $13,760. The proceeds from the UnSub Incremental Term Loan are expected to be used for general corporate purposes.
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
Following this refinancing, Lightpath's revolving credit facility is no longer available, and borrowings will occur within the ABS structure through the Variable Funding Notes, subject to meeting required borrowing conditions. As of June 30, 2026, $6,288 of the available VFN facility was restricted for certain letters of credit issued on Lightpath's behalf.
Private Placement of Redeemable Preferred Units
On May 29, 2026, CSC Investments II LLC ("CSC II"), an indirect wholly owned subsidiary of Optimum Communications, sold to certain institutional accredited investors newly issued Series A Preferred Units of CSC II (the “Preferred Units”) having an initial stated value of $300,000 for an aggregate purchase price of $300,000 (the “Private Placement Transaction”). See Note 9 of the accompanying consolidated financial statements for further details.
Private Exchange Transaction
On May 29, 2026, CSC II entered into an exchange transaction (the “Private Exchange Transaction”) with Next Alt and its affiliate, Next Partner, L.P. (“Next Partner” and, together with Next Alt, the “Next Entities”), certain members of Optimum Communications' board of directors and executive management. In the Private Exchange Transaction, CSC II issued additional Preferred Units having an initial stated value of $200,000 to Next Partner in exchange for 5,846,652 shares of Optimum Class A common stock, par value $0.01 per share (“Class A shares”) owned by Next

Alt, and 74,153,348 shares of Optimum Class B common stock, par value $0.01 per share (“Class B shares”) owned by Next Alt, implying a price of $2.50 per common share, and Preferred Units having an aggregate initial stated value of $12,503 to such members of Optimum Communications' board of directors and executive management in exchange for 5.0 million Class A shares. Such exchanged common shares are held by CSC II and were not canceled. See Note 9 of the accompanying consolidated financial statements for further details.
Next Alt is a personal holding company of Patrick Drahi, who is its controlling shareholder and a member of Optimum Communications’ board of directors. As of May 27, 2026, Next Alt beneficially owned approximately 39.6% of the Company’s outstanding Class A shares and approximately 99.9% of the Company’s outstanding Class B shares, representing in the aggregate approximately 94.0% of the voting power of the Company. After giving effect to the Private Exchange Transaction, Next Alt beneficially owned approximately 27.8% of the Company’s outstanding Class A shares and approximately 99.9% of the Company’s outstanding Class B shares, representing in the aggregate approximately 90.5% of the voting power of the Company.
Cash Tender Offer
In July 2026, in accordance with the terms and conditions of a tender offer by CSC II (the "Tender Offer") to purchase shares of Class A common stock of Optimum Communications from unaffiliated stockholders at a purchase price of $2.50 per share, CSC II purchased 120,000,000 shares for an aggregate purchase price of $300,000, excluding fees and expenses related to the Tender Offer. See Note 17 of the accompanying consolidated financial statements for further details.
Fair Value of Debt
At June 30, 2026, the fair value of our fixed rate debt, comprised of our senior guaranteed, our senior notes, Unsub Group Credit Facility and secured fiber network revenue notes of $12,669,645 was lower than its carrying value of $21,404,969 by $8,735,324. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities or in the case of our UnSub Group Credit Facility loan based on a discounted cash flow model. Our floating rate borrowings, comprised of our term loan and revolving credit facilities bear interest in reference to current SOFR-based market rates and thus their principal values approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2026 would increase the estimated fair value of our fixed rate debt by $316,374 to $12,986,019. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and effectively convert fixed rate borrowings to variable rates to permit us to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. Our interest rate swap contracts are not designated as hedges for accounting purposes. In February 2026, we terminated all our interest rate swap agreements and received cash of $2,458. For the six months ended June 30, 2026, we recorded a gain on interest rate swap contracts of $2,398.
As of June 30, 2026, we did not hold and have not issued derivative instruments for trading or speculative purposes.

Capital Expenditures
The following table presents our capital expenditures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer premise equipment	$83,692	$86,173	$179,897	$208,022
Network infrastructure	99,565	156,104	195,537	269,394
Support and other	48,459	85,468	87,976	151,967
Business Services	88,309	55,774	164,319	110,260
Capital expenditures (cash basis)	320,025	383,519	627,729	739,643
Right-of-use assets acquired in exchange for finance lease obligations	14,252	12,235	19,186	18,202
Notes payable issued to vendor for the purchase of equipment and other assets	634	—	2,511	—
Change in accrued and unpaid purchases and other	9,089	(22,083)	(37,682)	(39,435)
Capital expenditures (accrual basis)	$344,000	$373,671	$611,744	$718,410
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
Cash Flow Discussion
Optimum Communications
Operating Activities
Net cash provided by operating activities amounted to $398,409 for the six months ended June 30, 2026 as compared to $599,448 for the six months ended June 30, 2025.
The decrease in net cash provided by operating activities of $201,039 in 2026 as compared to 2025 resulted from a decrease of $241,775 due to changes in working capital (including a decrease in interest payments of $15,441, offset by an increase in tax payments of $11,633) as a result of the timing of payments of liabilities, and collections of accounts receivable, among other items, partially offset by an increase in net income before depreciation and amortization and other non-cash items of $40,736.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 was $622,851 compared to $745,555 for the six months ended June 30, 2025. Our investing activities consisted primarily of capital expenditures of $627,729 and $739,643 for the six months ended June 30, 2026 and 2025, respectively.
Financing Activities
Net cash provided by financing activities amounted to $447,496 for the six months ended June 30, 2026, compared to $135,982 for the six months ended June 30, 2025.
In 2026, our financing activities consisted of proceeds from long-term debt of $2,856,954 and proceeds from issuance of redeemable preferred units, net of fees paid of $289,197, partially offset by the repayment of debt of $2,544,621, additions to deferred financing costs of $128,130, principal payments on finance lease obligations of $12,636, and other cash payments of $13,268.
In 2025, our financing activities consisted primarily of proceeds from long-term debt of $675,000, partially offset by the repayment of debt of $404,839, principal payments on finance lease obligations of $92,579, distributions to noncontrolling interests of $26,452 and other cash payments of $15,148.

CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $393,206 for the six months ended June 30, 2026 as compared to $602,711 for the six months ended June 30, 2025.
The decrease in cash provided by operating activities of $209,505 in 2026 as compared to 2025 resulted from a decrease of $252,709 due to changes in working capital (including a decrease in interest payments of $15,202, offset by an increase in tax payments of $11,633) as a result of the timing of payments of liabilities and collections of accounts receivable, among other items, partially offset by an increase in net income before depreciation and amortization and other non-cash items of $43,204.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 was $622,851 compared to $745,555 for the six months ended June 30, 2025. CSC Holdings' investing activities consisted primarily of capital expenditures of $627,729 and $739,643 for the six months ended June 30, 2026 and 2025, respectively.
Financing Activities
Net cash provided by financing activities amounted to $450,402 for the six months ended June 30, 2026, compared to $131,892 for the six months ended June 30, 2025.
In 2026, CSC Holdings' financing activities consisted of proceeds from long-term debt of $2,856,954 and proceeds from issuance of redeemable preferred units of $289,197, partially offset by repayment of debt of $2,548,621, additions to deferred financing costs of $128,130, principal payments on finance lease obligations of $12,636, and other cash payments of $6,362.
In 2025, CSC Holdings' financing activities consisted primarily of proceeds from long-term debt of $675,000, partially offset by repayment of debt of $408,839, principal payments on finance lease obligations of $92,579, distributions to noncontrolling interests of $26,452, distributions to parent of $9,738 and other cash payments of $5,500.
Commitments and Contingencies
As of June 30, 2026, our commitments and contingencies not reflected on our balance sheet decreased to approximately $3,400,000 as compared to approximately $4,100,000 as of December 31, 2025. This decrease relates primarily to payments made in 2026 pursuant to programming commitments and a reduction in programming commitments due to a decrease in the number of video customers as of June 30, 2026 as compared to December 31, 2025.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Optimum Communications' management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control
During the three months ended June 30, 2026, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
As of the date of this report, we have significant near-term debt maturities, including $4,122,500 principal amount of debt maturing in April 2027 and $2,225,000 maturing in July 2027. We do not currently have sufficient cash on hand, projected future cash flows from operations or committed financing, or other definitive arrangements, to pay this amount at maturity. These conditions raise substantial doubt about our ability to continue as a going concern, as further discussed in Note 2 in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Item 5.    Other Information
None.

Item 6.    Exhibits

EXHIBIT NO.	DESCRIPTION

10.1#	Certificate of Designation of Series A Preferred Units of CSC Investments II LLC
10.2	First Amendment, dated May 29, 2026, to Amended and Restated Credit Agreement, dated as of January 12, 2026, by and among Cablevision Litchfield, LLC and CSC Optimum Holdings, LLC, each as a borrower, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on June 1, 2026).
10.3	Second Amended and Restated Credit Agreement, dated as of July 6, 2026, by and among Cablevision Litchfield, LLC and CSC Optimum Holdings, LLC, each as a borrower, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on July 6, 2026).
31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101
The following financial statements from Optimum Communications' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 filed with the Securities and Exchange Commission on August 6, 2026 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Stockholders' Deficiency; (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

#    Certain confidential information contained in this agreement (indicated by brackets and asterisks) has been omitted because it is both (i) not material and (ii) the type of information that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Optimum Communications, Inc.

Date:	August 6, 2026		/s/ Marc Sirota
		By:	Marc Sirota Chief Financial Officer