Form 10-K/A
period 2025-12-31
Optimum Communications, Inc.
filed 2026-11-06
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K/A
(Amendment No.1)
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Optimum Communications, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act	Yes	☐	No	☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act	Yes	☐	No	☒

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
☒

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
Documents incorporated by reference - Optimum Communications, Inc. filed with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required to be disclosed under Part III of Form 10-K.

*Some or all of these items are omitted because Optimum Communications, Inc. filed with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required to be disclosed under Part III of Form 10-K.

Explanatory Note
This Amendment No. 1 to our Annual Report on Form 10-K/A (the "Form 10-K/A") amends and restates certain information included in our Annual Report on Form 10-K of Optimum Communications, Inc. (the "Company") for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the "SEC") on February 13, 2026 (the "Original 2025 Annual Report").
As previously disclosed in our Current Report on Form 8-K filed with the SEC on September 21, 2026, the Audit Committee of the Company’s Board of Directors (the "Audit Committee"), in consultation with management concluded that the Company’s previously issued financial statements identified below should no longer be relied upon because the Company inadvertently failed to recognize non-cash deferred tax benefits associated with two previous non-cash impairment charges of its indefinite-lived cable franchise rights during the three and nine months ended September 30, 2025, and the three months ended March 31, 2026. (the "Restatement Items").
These errors, identified subsequent to the issuance of the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2026, understated deferred income tax benefits and overstated the related deferred tax liability, which accordingly also impacted total liabilities, accumulated deficit, total stockholders’ deficiency and net loss during the affected periods.
The following previously issued financial statements and other information should no longer be relied upon:
•the consolidated financial statements as of and for the three and nine months ended September 30, 2025 included in our Quarterly Report on Form 10-Q filed with the SEC on November 6, 2025;
• the consolidated financial statements as of and for the year ended December 31, 2025 included in our Original 2025 Annual Report;
• the consolidated financial statements as of and for the three months ended March 31, 2026 included in our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2026;
• the consolidated financial statements as of and for the three and six months ended June 30, 2026 included in our Quarterly Report on Form 10-Q filed with the SEC on August 6, 2026; and
• the amended information discussed herein that is contained in any previously issued or filed earnings releases, shareholder communications, investor presentations, or other materials describing relevant portions of such financial statements.
Accordingly, the Company is restating its financial statements as of and for the year ended December 31, 2025 and for the three and nine months ended September 30, 2025 (included herein), the three months ended March 31, 2026 (on Form 10-Q/A filed on November 6, 2026) and the three and six months ended June 30, 2026 (on Form 10-Q/A filed on November 6, 2026). Additionally, because the errors also impact the consolidated financial statements of the Company’s wholly-owned subsidiary, CSC Holdings, LLC, we restated those consolidated financial statements for the corresponding periods which are furnished in the amended Quarterly Reports and amended Annual Report of the Company.
The restatements reduced our previously reported net losses by increasing deferred income tax benefits and reducing the related deferred tax liability by (i) approximately $430 million for the three and nine month periods ended September 30, 2025, and for the year ended December 31, 2025, and (ii) approximately $720 million for the three month period ended March 31, 2026 and the six month period ended June 30, 2026. The restatements had no impact on our reported revenues, operating loss, Adjusted EBITDA, net cash provided by operating activities, Free Cash Flow, or compliance with any debt covenants for any of the affected periods.

In connection with the restatement, management has assessed the effectiveness of our internal control over financial reporting. Based on this assessment, management identified a material weakness in our internal control over financial reporting related to accounting for income taxes, resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2025. Management is taking steps to remediate the material weakness in our internal control over financial reporting, as described in Part II, Item 9A, "Controls and Procedures."
In this Form 10-K/A, the Company:
•Restates its Consolidated Balance Sheet as of December 31, 2025, and the related Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Stockholders’

Deficiency, and Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2025, and the related notes;
•Amends Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," ("MD&A") for the fiscal year ended December 31, 2025 and also includes the quarterly and year-to-date periods ended September 30, 2025;
•Restates its unaudited interim financial statements for the three and nine months ended September 30, 2025 and the related notes (see Note 4, "Unaudited Quarterly Financial Data and Restatement of Previously Issued Unaudited Interim Consolidated Financial Statements," in Part II, Item 8);
•Updates its liquidity and going concern disclosures to reflect current conditions, including substantial doubt about our ability to continue as a going concern, which arose subsequent to the original issuance of our 2025 consolidated financial statements (see Note 3, "Reissuance of Previously Issued Consolidated Financial Statements," in Part II, Item 8);
•Amends Part II, Item 9A, "Controls and Procedures," to reflect the identification of a material weakness in our internal control over financial reporting and the resulting reassessment of the effectiveness of our disclosure controls and procedures as of December 31, 2025; and
•Amends Part I, Item 1A, "Risk Factors," to include additional risk factors related to our liquidity and ability to continue as a going concern and the material weakness in our internal control over financial reporting.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company is also including with this Form 10-K/A currently dated certifications of the Company’s Chief Executive Officer and Principal Financial Officer (attached as Exhibits 31.1, 31.2 and 32), respectively, as well as an updated Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.
Except for the amendments related to the Restatement Items and the other matters expressly described herein, including disclosures concerning the Company’s liquidity and going concern assessment, no other changes have been made to the Original 2025 Annual Report. Except as expressly described herein, this Form 10-K/A has not been updated for events occurring after the filing of the Original 2025 Annual Report and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the Original 2025 Annual Report. Information regarding matters occurring subsequent to the filing of the Original 2025 Annual Report may be found in the Company's Quarterly Reports on Form 10-Q, including Form 10-Q/As filed concurrently with this Form 10-K/A, and other filings with the SEC and Note 3 to the consolidated financial statements included herein.
The Company is filing this Form 10-K/A in order to amend the following sections of the Original 2025 Annual Report:
•Part I, Item 1A. Risk Factors
•Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 8. Financial Statements and Supplementary Data
•Part II, Item 9A. Controls and Procedures
•Part IV, Item 15. Exhibits, Financial Statement Schedules

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
The following table presents certain financial data and metrics for Optimum Communications:

	Years ended December 31,
	2025	2024	2023
	(as restated)
	(in thousands, except percentage data)
Customer Relationships (a)	4,333.6	4,550.3	4,743.5
Revenue	$8,590,467	$8,954,417	$9,237,064
Adjusted EBITDA (b)	$3,335,633	$3,413,181	$3,608,890
Adjusted EBITDA as % of Revenue	38.8%	38.1%	39.1%
Net income (loss) attributable to Optimum Communications stockholders	$(1,437,245)	$(102,918)	$53,198

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
Enterprise Customers
Lightpath, our fiber enterprise business, provides ethernet, data transport, IP-based virtual private networks, Internet access, telephony services, including session-initiated protocol ("SIP") trunking and VoIP services to the business market primarily in the New York, Boston, and Miami metropolitan areas, and dark fiber and transport services in Phoenix, Columbus, and eastern Pennsylvania. In 2024, Lightpath acquired a fiber network between New York City and Ashburn, Virginia, as well as a metro network in New York City and New Jersey. Lightpath also provides managed services to businesses, including hosted telephony services (cloud based SIP-based private branch exchange), managed WiFi, managed desktop and server backup and managed collaboration services including audio and web conferencing. Through Lightpath, we also offer fiber-to-the-tower ("FTTT") services to wireless carriers for cell tower backhaul that enables wireline communications service providers to connect to towers that their own wireline networks do not reach. Lightpath's enterprise customers include companies in health care, financial, education, legal and professional services, and other industries, as well as the public sector and communication providers, incumbent local exchange carriers ("ILEC"), competitive local exchange carriers ("CLEC"), and hyperscaler customers. As of December 31, 2025, Lightpath had approximately 17,700 locations connected to its fiber network, which includes approximately 12,000 unique route miles (in each case, comprised of route miles that are owned by Lightpath or currently utilized by Lightpath pursuant to indefeasible right of use agreements with Optimum Communications and other parties). "Unique route miles" reflect the total aggregate distance measured in miles of all routes contained within the network that do not include overlap for multiple sheaths on similar routes.

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
Broadcast stations must elect either "must carry" or retransmission consent every three years. A substantial number of local broadcast stations currently carried by our cable systems have elected to negotiate for retransmission consent. In the most recent retransmission consent negotiations, popular television stations have demanded substantial compensation increases, thereby increasing our operating costs. In the event a cable operator and a broadcast station electing retransmission consent cannot agree on terms and conditions for carriage, a cable operator must cease carrying the station until such an agreement is reached. The FCC recently adopted rules requiring cable operators to report such "blackouts" lasting more than 24 hours to the FCC. The FCC has also proposed that cable operators provide subscribers with a rebate if a broadcast station is blacked out during a retransmission consent dispute. The proposed rebate requirement would also apply if other video programming services are blacked out during a carriage dispute. This proposal remains pending at the FCC.
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
Net Neutrality.   The FCC's 2015 and 2024 Orders would have imposed "net neutrality" requirements on providers of broadband Internet access services, which included prohibitions on blocking, throttling and prioritizing Internet traffic. A number of states, including California and New York, have adopted legislation or executive orders that apply "net neutrality" rules to ISPs. The California legislation took effect in March 2021, and was upheld in 2022 by the Ninth Circuit Court of Appeals against a challenge by internet service providers. New York and New Jersey each have in place an executive order that requires entities contracting with state agencies to commit to and certify compliance with net neutrality principles across the market. These state requirements currently remain in place notwithstanding the court decision overturning the FCC’s net neutrality rules. In the wake of the Sixth Circuit decision, Congress may consider legislation codifying some form of "net neutrality" rules. The FCC or Congress could also address the extent to which states may also impose such rules or otherwise regulate broadband service.
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
•The financial markets are subject to volatility and disruptions.
•We currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our obligations over the next twelve months, which raises substantial doubt about our ability to continue as a going concern.
•We are highly leveraged and have substantial indebtedness and may incur additional indebtedness. We need to refinance or repay our debt obligations as they come due and otherwise comply with our obligations under the governing agreements.
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
•We depend on third-party vendors for certain equipment, hardware, licenses, and services.
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
•Our business depends on intellectual property rights and not infringing on others' intellectual property rights.
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
•Not effectively remediating the material weakness in our internal control over financial reporting related to the accounting for income taxes could cause us to not be able to accurately report our financial results.
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
•Offering telephone services may subject us to additional regulatory burdens.
•Our mobile service exposes us to regulatory risk.
•We may be materially adversely affected by regulatory, legal, and economic changes relating to our physical plant.
•We may be adversely affected if other parties are able to receive government subsidies to overbuild our plant, or if subsidies we receive are modified or run out.
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
We face intense competition from the delivery of video content over the Internet directly to consumers (OTT). This competition originates from various sources, including Netflix, Hulu, Disney+, Apple TV, YouTube TV, Amazon Prime, Sling TV, DirecTV (including its streaming service), and emerging specialized sports platforms. Major content trends, such as the consolidation of content ownership, the proliferation of "Free Ad-Supported Streaming TV" services, and the aggressive migration of marquee live sports and premium content to exclusive streaming platforms, are diminishing the perceived value of the traditional cable bundle. Content owners such as Warner Bros.

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
Our ability to repay or refinance our debt obligations when they become due depends, in part, on the availability of capital and the willingness of market participants to provide credit to us. In addition, certain of our creditors (collectively, the "Co-Op") have entered into a cooperation agreement, which may restrict such creditors from participating in financing transactions with us, except as approved by the Co-Op. Members of the Co-Op represent a significant percentage of the holders of our outstanding indebtedness, and the existence of the Co-Op may result in a significant limitation on our ability to access the syndicated loan market or the market for high yield bonds, along with our ability to refinance our existing indebtedness, extend the maturities of our indebtedness or consummate strategic transactions to manage our liabilities, on favorable terms, or at all.
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
However, we may not be able to refinance existing obligations or raise any required additional capital on terms acceptable to us or at all. Borrowing costs related to future capital raising activities may be significantly higher than our current borrowing costs and we may not be able to raise additional capital on favorable terms, or at all, if financial markets experience volatility. The continued existence of the Co-Op may result in a significant limitation on our ability to access the syndicated loan market or the market for high yield bonds, along with our ability to refinance our existing indebtedness, extend the maturities of our indebtedness or consummate strategic transactions to manage our liabilities, on favorable terms, or at all. See also "Risk Factors Relating to our Business and Our Indebtedness—We are highly leveraged and have substantial indebtedness, which must be repaid or refinanced periodically."
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
The law in most cases limits the liability of private network operators for information carried on, stored on or disseminated through their networks. However, these limitations on liability are subject to certain exceptions and the contours of those exceptions are not fully settled. Among other things, the limitation of copyright liability for network operators with respect to materials transmitted over their networks is conditioned upon the network operators’ terminating the accounts of repeat infringers in certain circumstances, and the law is unsettled as to the circumstances in which such termination is required to maintain the operator’s limitation of liability. As such, we could be exposed to legal claims relating to content disseminated on our networks or asserting that we are not eligible for statutory limitations on liability for network operators with respect to such content. Claims could involve matters such as defamation, invasion of privacy or copyright infringement. For example, we have been in active litigation on two recent cases relating to copyright infringement, one of which is ongoing and one of which has been settled. Each of the complaints were filed in the U.S. District Court for the Eastern District of Texas and alleged that certain of our Internet subscribers infringed the plaintiffs' copyrighted works. There can be no assurance as to the outcome of these types of litigation. We may incur significant costs in defending these or similar actions, and if we need to take measures to reduce our exposure to these risks or are required to pay damages in relation to, such claims or choose to settle such claims, our business, reputation, financial condition, and results of operations could be materially adversely affected. See "Note 19. Commitments and Contingencies—Legal Matters."
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
Updates in Connection with this Form 10-K/A
The following two risk factors have been included to reflect our current liquidity conditions and ability to continue as a going concern and the material weakness in our internal control over financial reporting identified in connection with the restatements described in this Form 10-K/A.
We currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our obligations over the next twelve months, which raises substantial doubt about our ability to continue as a going concern.
As of the date of this Form 10-K/A, we have significant near-term debt maturities, including approximately $4.1 billion principal amount of debt maturing in April 2027 and approximately $2.2 billion principal amount of debt maturing in July 2027. We do not currently have sufficient cash on hand, projected future cash flows from operations or committed financing, or other definitive arrangements, to pay these amounts at maturity. These conditions raise substantial doubt about our ability to continue as a going concern, as further discussed in Note 3 in the notes to our consolidated financial statements included in this Form 10-K/A.
Our ability to address our future debt obligations will depend on our ability to restructure, refinance or otherwise extend the maturities of such indebtedness or to raise additional capital. While we are pursuing efforts in respect of these alternatives, there can be no assurance that we will be successful in obtaining such financing or completing a transaction on acceptable terms, on a timely basis or at all. Further, if we are unable to successfully raise additional capital, negotiate with debt holders to restructure, refinance or extend the maturities of our indebtedness, or otherwise secure adequate sources of liquidity, we may be forced to delay, curtail or discontinue certain operations or strategic initiatives.
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
We recently identified a material weakness in our internal control over financial reporting related to the accounting for income taxes. If we do not effectively remediate the material weakness or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results.
Effective internal controls over financial reporting are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. Management identified the following deficiency in internal control over financial reporting as of December 31, 2025:
Subsequent to the issuance of the consolidated financial statements for the three and six months ended June 30, 2026, we identified an accounting error related to our income tax accounting under ASC 740 (Income Taxes). Specifically, we determined that we inadvertently failed to recognize a non-cash deferred income tax benefit associated with an impairment charge on our indefinite-lived cable franchise rights recorded in prior periods. This resulted in an understatement of income tax benefit on our consolidated statements of operations and an overstatement of non-current deferred tax liabilities on our consolidated balance sheets. As a result of this error, our Audit Committee, in consultation with management, concluded that certain of the Company’s previously issued financial statements should no longer be relied upon, and such financial statements have been restated.
In connection with the restatement of our consolidated financial statements as of and for the year ended December 31, 2025, management identified a material weakness in our internal control over financial reporting related to the accounting for income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls at a sufficient level of precision to identify and evaluate the deferred tax consequences of a non-routine impairment charge involving indefinite-lived cable franchise rights. The material weakness resulted from an insufficient depth of specialized tax expertise, lack of a formal tax consultation policy, and ineffective controls to identify and evaluate the deferred tax consequences of a non-routine matter.
See Item 9A, "Controls and Procedures," in this Form 10-K/A for additional information regarding the identified material weakness and our actions to date to remediate the material weakness.
If we do not effectively remediate the material weakness in a timely manner or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results.
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
Cable operators also face significant regulation affecting the carriage of broadcast and other programming channels. We can be required to devote substantial capacity to the carriage of programming that we might not otherwise carry voluntarily, including certain local broadcast signals; local public, educational and governmental access programming; and unaffiliated, commercial leased access programming (channel capacity designated for use by programmers unaffiliated with the cable operator). Regulatory changes in this area could disrupt existing programming commitments and contracts, interfere with our preferred use of limited channel capacity and limit our ability to offer services that would maximize our revenue potential. It is possible that other legal restraints will be adopted limiting our discretion over programming decisions. Broadcast consolidation could give broadcasters greater leverage in carriage negotiations with us, potentially increasing the carriage fees we pay them. The FCC is considering several changes to broadcast ownership rules that could increase consolidation. Recent FCC broadcast ownership initiatives are described in "Business—Regulation—Cable Television— Ownership Limitations."
Increasing regulation of our Internet-based products and services could adversely affect our ability to provide new products and services.
On February 26, 2015, the FCC adopted a new "net neutrality" or Open Internet order (the "2015 Order") that: (1) reclassified broadband Internet access service from an information service to a Title II common carrier service, (2) applied certain existing Title II provisions and associated regulations; (3) forbore from applying a range of other existing Title II provisions and associated regulations, but to varying degrees indicated that this forbearance may be only temporary and (4) issued new rules expanding disclosure requirements and prohibiting blocking, throttling, paid prioritization and unreasonable interference with the ability of end users and edge providers to reach each other. The 2015 Order also subjected broadband providers' Internet traffic exchange rates and practices to potential FCC oversight and created a mechanism for third parties to file complaints regarding these matters. The 2015 Order could have had a material adverse impact on our business by limiting our ability to efficiently manage our cable systems and respond to operational and competitive challenges. In December 2017, the FCC adopted an order (the "2017 Order") that in large part reverses the 2015 Order and reestablishes the "information service" classification for broadband services. The 2017 Order was affirmed in part on appeal in October 2019 insofar as it classified broadband Internet access services as information services subject to lesser federal regulation. However, the 2017 Order was also vacated in part on appeal insofar as it preempted states from subjecting broadband Internet access services to any requirements more stringent than the federal requirements. As a result, the precise extent to which state rules may impose such requirements on broadband Internet access service providers, as well as other regulations that differ from federal requirements, is not fully settled. A number of states, including California and New York, have adopted legislation and executive orders that apply "net neutrality" rules to ISPs. The California legislation took effect in March 2021, and was upheld in 2022 by the Ninth Circuit Court of Appeals against a challenge by internet service providers. New York has in place an executive order that requires entities contracting with state agencies to commit to and certify compliance with net neutrality principles across the market. In 2024 the FCC reclassified broadband service as a common carrier telecommunications service and reinstituted net neutrality rules substantially similar to those in the 2015 Order. The 2024 Order was stayed and, in 2025, vacated by the U.S. Sixth Circuit Court of Appeals. The Sixth Circuit denied a request for en banc rehearing, and that decision was not appealed. New York and New Jersey each have in place an executive order that requires entities contracting with state agencies to commit to and certify compliance with net neutrality principles across the market. These state net neutrality requirements currently remain in place notwithstanding the court decision overturning the FCC’s net neutrality rules. In the wake of the Sixth Circuit decision, Congress may consider legislation codifying some form of "net neutrality" rules. The FCC or Congress could also address the extent to which states may also impose such rules or otherwise regulate broadband service. While neither the FCC nor states currently regulate the price for broadband services generally, the state of New York enacted legislation that would regulate the price and terms for the broadband service offered to low-income households. This law was enjoined by a New York federal court, but the injunction was vacated on appeal and the Supreme Court has declined to hear an appeal. In 2025, the State of Connecticut also enacted legislation, which goes into effect in 2026, requiring certain broadband internet service providers to offer broadband service to low-income households at reduced rates.
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
We have experienced, and will continue to experience, cyber incidents in the normal course of our business. Notwithstanding the approach we take to cybersecurity risk management, we may not be successful in preventing or mitigating a cybersecurity incident that could have a significant adverse impact on our business and reputation. See "Risk Factors" above for additional information on risks related our business, including from risks related to cyber attacks, data security incidents, information and system breaches and technology disruptions and failures. As of the date of this report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.
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
Item 3.    Legal Proceedings
Refer to Note 19 to our consolidated financial statements included in this Form 10-K/A for a discussion of our legal proceedings.
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
Equity Compensation Plan Information
The Equity Compensation Plan information under which the our equity securities are authorized for issuance required under Item 5 is hereby incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders, which was filed with the SEC on April 30, 2026.
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
Restatement
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") gives effect to certain adjustments made to our previously reported consolidated financial statements as of and for the year ended December 31, 2025, and as of and for the quarterly and year to date periods ended September 30, 2025. Due to the restatement of these periods, the data set forth in this MD&A may not be comparable to discussions and data included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2025 and Form 10-Q for the three and nine months ended September 30, 2025. Refer to Note 3, "Reissuance of Previously Issued Consolidated Financial Statements," and Note 4, "Unaudited Quarterly Financial Data and Restatement of Previously Issued Unaudited Interim Consolidated Financial Statements," of the accompanying audited financial statements for further details related to the restatement and the impact on our consolidated financial statements.
Overview
This Form 10-K/A contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Act of 1934, as amended.  In this Form 10-K/A there are statements concerning our future operating results and future financial performance. Words such as "expects", "anticipates", "believes", "estimates", "may", "will", "should", "could", "potential", "continue", "intends", "plans," and similar words and terms used in the discussion of future operating results, future financial performance, and future events identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors.
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
Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. Except to the extent expressly updated in this Form 10-K/A, the forward-looking statements contained in the Original 2025 Annual Report are made only as of the date of the Original 2025 Annual Report, and the forward-looking statements included or expressly updated in this Form 10-K/A are made only as of the date of this Form 10-K/A. Except to the extent required by law, we do not undertake, and specifically decline any obligation, to update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
You should read this Form 10-K/A with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. We qualify all forward-looking statements by these cautionary statements.
Certain numerical figures included in this Form 10-K/A have been subject to rounding adjustments. Accordingly, such numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.
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
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
In this Item 7, we discuss the results of operations for the years ended December 31, 2025 and 2024 and comparisons of the 2025 results to the 2024 results. Discussions of the results of operations for the year ended December 31, 2024 and comparisons of the 2024 results to the 2023 results can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed on February 13, 2025.
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

Results of Operations - Optimum Communications

	Years Ended December 31,		Favorable (Unfavorable)
	2025	2024
	(as restated)
Revenue:
Broadband	$3,542,230	$3,645,460	$(103,230)
Video	2,590,790	2,896,600	(305,810)
Telephony	253,677	277,938	(24,261)
Mobile	164,568	117,084	47,484
Residential revenue	6,551,265	6,937,082	(385,817)
Business services and wholesale	1,489,061	1,471,764	17,297
News and advertising	471,800	486,172	(14,372)
Other	78,341	59,399	18,942
Total revenue	8,590,467	8,954,417	(363,950)
Operating expenses:
Programming and other direct costs	2,637,181	2,896,570	259,389
Other operating expenses	2,681,740	2,711,828	30,088
Restructuring, impairments and other operating items	1,687,130	23,696	(1,663,434)
Depreciation and amortization	1,696,974	1,642,231	(54,743)
Operating income	(112,558)	1,680,092	(1,792,650)
Other income (expense):
Interest expense, net	(1,791,462)	(1,763,166)	(28,296)
Gain on investments and sale of affiliate interests	5	670	(665)
Gain on interest rate swap contracts, net	613	18,632	(18,019)
Loss on extinguishment of debt and write-off of deferred financing costs	(23,502)	(12,901)	(10,601)
Other expense, net	(3,051)	(5,675)	2,624
Loss before income taxes	(1,929,955)	(82,348)	(1,847,607)
Income tax benefit	528,687	4,071	524,616
Net loss	(1,401,268)	(78,277)	(1,322,991)
Net income attributable to noncontrolling interests	(35,977)	(24,641)	(11,336)
Net loss attributable to Optimum Communications stockholders	$(1,437,245)	$(102,918)	$(1,334,327)
The following is a reconciliation of net loss to Adjusted EBITDA (unaudited), as restated:

	Years Ended December 31,
	2025	2024
	(as restated)
Net loss	$(1,401,268)	$(78,277)
Income tax benefit	(528,687)	(4,071)
Other expense, net	3,051	5,675
Gain on interest rate swap contracts, net	(613)	(18,632)
Gain on investments and sale of affiliate interests	(5)	(670)
Loss on extinguishment of debt and write-off of deferred financing costs	23,502	12,901
Interest expense, net	1,791,462	1,763,166
Depreciation and amortization	1,696,974	1,642,231
Restructuring, impairments and other operating items	1,687,130	23,696
Share-based compensation	64,087	67,162
Adjusted EBITDA	$3,335,633	$3,413,181

The following is a reconciliation of net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Years Ended December 31,
	2025	2024
Net cash flows from operating activities	$1,228,457	$1,582,401
Less: Capital expenditures (cash)	1,347,294	1,433,013
Free Cash Flow (Deficit)	$(118,837)	$149,388
The following table sets forth certain customer metrics (unaudited):

	December 31,		Increase (Decrease)
	2025	2024

	(in thousands)
Total passings (a)	10,008.2	9,830.8	177.3
Total customer relationships (b)	4,333.6	4,550.3	(216.6)
Residential	3,963.8	4,173.7	(209.9)
SMB	369.9	376.6	(6.7)
Residential customers:
Broadband	3,811.4	3,999.9	(188.4)
Video	1,628.4	1,880.1	(251.7)
Telephony	1,041.6	1,269.2	(227.7)
Penetration of total passings (c)	43.3%	46.3%	(3.0)%
Average revenue per user ("ARPU") (d)	$134.49	$133.95	$0.54
SMB customers:
Broadband	342.0	346.1	(4.1)
Video	72.6	81.0	(8.5)
Telephony	182.5	194.5	(12.0)
Total mobile lines (e)	622.5	459.6	162.9
FTTH total passings (f)	3,096.0	2,961.8	134.2
FTTH customer relationships (g)	715.9	538.2	177.8
FTTH Residential	694.8	523.4	171.3
FTTH SMB	21.2	14.7	6.4
Penetration of FTTH total passings (h)	23.1%	18.2%	5.0%

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

(a)We recorded an impairment charge related to our indefinite-lived cable franchise rights in 2025. See Note 12 for additional information.
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
Income Tax Benefit
We recorded an income tax benefit of $528,687, as restated, for the year ended December 31, 2025, resulting in an effective tax rate of 27.4% that was higher than the U.S. statutory tax rate primarily due to the impact of federal and state tax credits. We recorded an income tax benefit of $4,071 for the year ended December 31, 2024, resulting in an effective tax rate of 4.9% that was lower than the U.S. statutory tax rate primarily due to the impact of tax deficiencies on share-based compensation and the increase in our uncertain tax positions reserve (See Note 16).

CSC HOLDINGS, LLC
The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Optimum Communications, except for the following:

	CSC Holdings
	Years ended December 31,
	2025	2024
	(as restated)
Net loss attributable to Optimum Communications stockholders	$(1,437,245)	$(102,918)
Adjustments to reconcile to net loss attributable to CSC Holdings' sole member:
Income tax benefit	3,267	4,201
Interest expense, net	(5,546)	(1,530)
Other operating expenses	(10,053)	(1,814)
Net loss attributable to CSC Holdings' sole member	$(1,449,577)	$(102,061)

	CSC Holdings
	Years ended December 31,
	2025	2024

Optimum Communications Adjusted EBITDA	$3,335,633	$3,413,181
Adjustments to reconcile to CSC Holdings' Adjusted EBITDA:
Other operating expenses	(10,053)	(1,814)
CSC Holdings Adjusted EBITDA	$3,325,580	$3,411,367
Refer to Optimum Communications' Management's Discussion and Analysis of Financial Condition and Results of Operations herein.
The following is a reconciliation of CSC Holdings' net income (loss) to Adjusted EBITDA (unaudited), as restated:

	CSC Holdings
	Years ended December 31,
	2025	2024
	(as restated)
Net loss	$(1,413,600)	$(77,420)
Income tax benefit	(531,954)	(8,272)
Other expense, net	3,051	5,675
Gain on interest rate swap contracts, net	(613)	(18,632)
Gain on investments and sale of affiliate interests, net	(5)	(670)
Loss on extinguishment of debt and write-off of deferred financing costs	23,502	12,901
Interest expense, net	1,797,008	1,764,696
Depreciation and amortization	1,696,974	1,642,231
Restructuring, impairments and other operating items	1,687,130	23,696
Share-based compensation	64,087	67,162
Adjusted EBITDA	$3,325,580	$3,411,367
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
The differences in Adjusted EBITDA and Free Cash Flow (Deficit) between CSC Holdings and Optimum Communications relate to the transfer of certain workers' compensation, general and automobile liability liabilities to the Captive during 2024. See Note 18.
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
In July 2025, Cablevision Funding LLC ("Cablevision Funding"), an indirect wholly-owned subsidiary of CSC Holdings, entered into a Receivables Facility Loan and Security Agreement, by and among Cablevision Funding, the guarantors party thereto, and certain lenders and agents. In connection with this financing, certain subsidiaries of CSC Holdings that constitute substantially all of CSC Holdings’ operations in the Bronx and Brooklyn service area and network assets located in that area were declared as unrestricted subsidiaries (the "July Designation").
In November 2025, we entered into an amendment to the CSC Holdings' Credit Facility. In connection with this amendment, we changed the composition of the Restricted Group by designating certain additional subsidiaries of CSC Holdings as unrestricted subsidiaries (the "November Designation"). This shift was intended to provide us with greater operational and financial flexibility.
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

	Year Ended December 31, 2025
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
	(as restated)
Net income (loss)	$(2,139,734)	$731,086	$(4,952)	$(1,413,600)
Income tax expense (benefit)	(800,451)	268,497	—	(531,954)
Other expense, net	1,654,784	163,207	4,952	1,822,943
Depreciation and amortization	637,056	1,059,918	—	1,696,974
Restructuring, impairments and other operating items	1,620,740	66,390	—	1,687,130
Share-based compensation	24,346	39,741	—	64,087
Adjusted EBITDA	$996,741	$2,328,839	$—	$3,325,580

	Year Ended December 31, 2024
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$(975,045)	$900,546	$(2,921)	$(77,420)
Income tax expense (benefit)	(269,117)	260,845	—	(8,272)
Other expense, net	1,666,602	94,447	2,921	1,763,970
Depreciation and amortization	576,534	1,065,697	—	1,642,231
Restructuring, impairments and other operating items	26,380	(2,684)	—	23,696
Share-based compensation	24,376	42,786	—	67,162
Adjusted EBITDA	$1,049,730	$2,361,637	$—	$3,411,367

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
As of December 31, 2025, we had approximately $7.4 billion of long-term debt maturing in 2027. Our ability to repay this debt in 2027 will be dependent on our ability to successfully refinance the debt or raise additional capital. While management is pursuing refinancing this debt and raising additional capital, there is no assurance these efforts will be successful. A failure to secure committed sources of funding to refinance this debt by April 2026 may raise substantial doubt about our ability to continue as a going concern in the future. See "Risk Factors—Risk Factors Relating to Our Business and Our Indebtedness" for additional information on risks related to our indebtedness.
Subsequent Developments
The foregoing discussion reflects management's liquidity assessment as of the filing date of the Original 2025 Annual Report on February 13, 2026. Subsequent to the original issuance of our December 31, 2025 consolidated financial statements on February 13, 2026, we determined that substantial doubt about the Company’s ability to continue as a going concern arose due to a lack of committed sources of funding to satisfy debt maturities beginning in April 2027. For an update regarding the Company's liquidity and going concern assessment in connection with this Form 10-K/A, see Note 3 to the accompanying consolidated financial statements and Item 1A, “Risk Factors.”

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

(a)Excludes principal balance of notes payable to affiliate reflected on CSC Holdings balance sheet and the related interest expense which are eliminated in the Optimum Communications consolidated financial statements. See Note 18.
The amounts in the table above do not include the effects of the January 2026 debt transactions discussed in Note 13.
See Note 13 to our consolidated financial statements for further information regarding our outstanding debt.
Payment Obligations Related to Debt
As of December 31, 2025, total amounts payable in connection with our outstanding debt obligations, including related interest, but excluding finance lease obligations and the impact of our interest swap agreements, are as follows (see Note 11 to our consolidated financial statements for information regarding our finance lease obligations):

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
The amounts in the table above do not include the effects of the January 2026 debt transactions discussed in Note 13.
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
See Note 13 to our consolidated financial statements for further information regarding the CSC Credit Facilities Agreement.
CSC Holdings Senior Guaranteed Notes and Senior Notes
See Note 13 of our consolidated financial statements for further details of our outstanding senior guaranteed notes and senior notes.
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

Lightpath Credit Facility
Lightpath is party to a credit agreement which provides a term loan in an aggregate principal amount of $700,000, as amended ($669,183 outstanding at December 31, 2025) and revolving loan commitments in an aggregate principal amount of $115,000, as amended. As of December 31, 2025, there were no borrowings outstanding under the Lightpath revolving credit facility. See Note 13 to our consolidated financial statements for further information regarding the Lightpath credit agreement.
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
Lightpath ABS
On February 10, 2026, Lightpath Fiber Issuer LLC (the "Issuer") priced an offering of $1,657,000 in aggregate principal amount of Secured Fiber Network Revenue Notes, Series 2026-1 (the "Notes"), in a securitization transaction (the "Offering"). The Issuer is a newly formed, wholly owned and bankruptcy-remote indirect subsidiary of Lightpath, which is an indirect, majority-owned subsidiary of the Company. The Issuer, Lightpath Fiber Guarantor LLC, as guarantor, and certain other obligors party thereto entered into a Note Purchase Agreement on February 10, 2026, with the initial purchasers named thereto, related to the issuance and sale of the Notes. The Notes consist of $1,527,000 in aggregate principal amount of Series 2026-1, Class A-2 Notes (the "Class A-2 Notes") and $130,000 in aggregate principal amount of Series 2026-1, Class B Notes (the "Class B Notes"). The Class A-2 Notes will bear interest at a rate of 5.597%, and the Class B Notes will bear interest at a rate of 5.890%. The Notes will pay interest monthly in arrears, beginning April 2026, and mature in March 2031. The proceeds of the Offering, if and when consummated, will be used, together with cash on the balance sheet, to (i) pay transaction fees and expenses, (ii) deposit funds into the liquidity reserve accounts, (iii) repay Lightpath’s existing indebtedness and associated repayment costs, and (iv) for general corporate purposes. We expect the Offering to close on or around March 3, 2026, subject to satisfaction of customary closing conditions.
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
Contractual Obligations and Off Balance Sheet Commitments
Our contractual obligations as of December 31, 2025 consist primarily of our debt obligations, purchase obligations which primarily include contractual commitments with various programming vendors to provide video services to our customers and minimum purchase obligations to purchase goods or services, operating and finance lease obligations, outstanding letters of credit and guarantees. Note 13 to our consolidated financial statements contains further information regarding our debt obligations, Note 19 contains information regarding our off-balance sheet obligations and Note 11 contains information regarding our leases.
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
Recently Issued Accounting Standards
See Note 5 to the accompanying consolidated financial statements contained in "Part II. Item 8. Financial Statements and Supplementary Data" for a discussion of recently issued accounting standards.
Comparison of the three and nine month periods ended September 30, 2025 and September 30, 2024 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our accompanying restated unaudited interim consolidated financial statements disclosed in financial statement Note 4, "Unaudited Quarterly Financial Data and Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements," and notes thereto included within this report.
Results of Operations as Restated
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
Key Factors Impacting Operating Results and Financial Condition
Our future performance is dependent, to a large extent, on the impact of direct competition, general economic conditions (including capital and credit market conditions), our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers. For more information, see "Risk Factors" and "Business-Competition" included in our Form 10-K/A and the cautionary statement regarding forward-looking statements included in this Form 10-K/A.
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
We operate in a highly competitive consumer-driven industry and we compete against a variety of broadband, video, mobile, fixed wireless broadband and fixed-line telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, fiber-based service providers, satellite delivered video signals, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. Our competitors include AT&T Inc., DirecTV, DISH Network (a wholly-owned subsidiary of EchoStar Corporation), Frontier Communications Parent, Inc., Lumen Technologies, Inc., T-Mobile US, Inc., and Verizon Communications Inc. Consumers' selection of an alternate source of service, whether due to economic constraints, technological advances, or preference, negatively impacts the demand for our services. For more information on our competitive landscape, see "Risk Factors" and "Business-Competition".
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

Results of Operations - Altice USA
(unaudited)

	Three Months Ended September 30,		Favorable (Unfavorable)	Nine Months Ended September 30,		Favorable (Unfavorable)
	(as restated)			(as restated)
	2025	2024		2025	2024
Revenue:
Broadband	$873,449	$913,417	$(39,968)	$2,658,149	$2,745,400	$(87,251)
Video	645,207	715,117	(69,910)	1,971,315	2,210,156	(238,841)
Telephony	61,791	69,877	(8,086)	192,836	212,545	(19,709)
Mobile	42,277	30,563	11,714	116,597	82,935	33,662
Residential revenue	1,622,724	1,728,974	(106,250)	4,938,897	5,251,036	(312,139)
Business services and wholesale	361,886	366,355	(4,469)	1,087,219	1,100,506	(13,287)
News and advertising	105,863	117,682	(11,819)	327,044	328,687	(1,643)
Other	17,637	14,689	2,948	54,435	39,161	15,274
Total revenue	2,108,110	2,227,700	(119,590)	6,407,595	6,719,390	(311,795)
Operating expenses:
Programming and other direct costs	639,012	711,330	72,318	1,972,233	2,174,677	202,444
Other operating expenses	650,454	674,564	24,110	2,045,507	2,019,356	(26,151)
Restructuring, impairments and other operating items	1,568,120	10,871	(1,557,249)	1,656,568	15,525	(1,641,043)
Depreciation and amortization	415,308	386,342	(28,966)	1,243,490	1,170,503	(72,987)
Operating income	(1,164,784)	444,593	(1,609,377)	(510,203)	1,339,329	(1,849,532)
Other income (expense):
Interest expense, net	(459,124)	(448,168)	(10,956)	(1,331,799)	(1,328,264)	(3,535)
Gain on investments and sale of affiliate interests	—	—	—	5	292	(287)
Gain (loss) on interest rate swap contracts, net	1,147	(45,657)	46,804	(142)	10,220	(10,362)
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	—	(1,693)	(7,035)	5,342
Other expense, net	(591)	(1,495)	904	(2,388)	(4,526)	2,138
Income (loss) before income taxes	(1,623,352)	(50,727)	(1,572,625)	(1,846,220)	10,016	(1,856,236)
Income tax benefit (expense)	433,762	9,892	423,870	497,373	(42,045)	539,418
Net loss	(1,189,590)	(40,835)	(1,148,755)	(1,348,847)	(32,029)	(1,316,818)
Net income attributable to noncontrolling interests	(3,944)	(2,135)	(1,809)	(16,614)	(16,773)	159
Net loss attributable to Altice USA, Inc. stockholders	$(1,193,534)	$(42,970)	$(1,150,564)	$(1,365,461)	$(48,802)	$(1,316,659)

The following is a reconciliation of net loss to Adjusted EBITDA (unaudited), as restated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(as restated)		(as restated)
Net loss	$(1,189,590)	$(40,835)	$(1,348,847)	$(32,029)
Income tax expense (benefit)	(433,762)	(9,892)	(497,373)	42,045
Other expense, net	591	1,495	2,388	4,526
Loss (gain) on interest rate swap contracts, net	(1,147)	45,657	142	(10,220)
Gain on investments and sale of affiliates interests	—	—	(5)	(292)
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	1,693	7,035
Interest expense, net	459,124	448,168	1,331,799	1,328,264
Depreciation and amortization	415,308	386,342	1,243,490	1,170,503
Restructuring, impairments and other operating items	1,568,120	10,871	1,656,568	15,525
Share-based compensation	12,013	20,170	43,628	50,351
Adjusted EBITDA	$830,657	$861,976	$2,433,483	$2,575,708
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net cash flows from operating activities	$147,448	$436,024	$746,896	$1,142,479
Less: Capital expenditures (cash)	325,520	359,159	1,065,163	1,042,975
Free Cash Flow (Deficit)	$(178,072)	$76,865	$(318,267)	$99,504
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

(a)See Note 12 for a discussion of the impairment charge related to our indefinite-lived cable franchise rights.
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
Income Tax Benefit (Expense)
For the three and nine months ended September 30, 2025, we recorded a tax benefit of $433,762 and $497,373, as restated, on pre-tax loss of $1,623,352 and $1,846,220, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher rate is primarily due to the impact of state taxes during the three and nine months ended September 30, 2025.
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
CSC HOLDINGS, LLC
The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Altice USA, except for the following (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(as restated)		(as restated)
Net loss attributable to Altice USA stockholders	$(1,193,534)	$(42,970)	$(1,365,461)	$(48,802)
Adjustments to reconcile to net loss attributable to CSC Holdings' sole member:
Income tax benefit	752	172	2,353	172
Interest expense, net	(1,382)	(60)	(4,200)	(60)
Other operating expenses	(2,923)	(802)	(9,184)	(802)
Net loss attributable to CSC Holdings' sole member	$(1,197,087)	$(43,660)	$(1,376,492)	$(49,492)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Altice USA Adjusted EBITDA	$830,657	$861,976	$2,433,483	$2,575,708
Adjustments to reconcile to CSC Holdings' Adjusted EBITDA:
Other operating expenses	(2,923)	(802)	(9,184)	(802)
CSC Holdings Adjusted EBITDA	$827,734	$861,174	$2,424,299	$2,574,906
Refer to "Comparison of the three and nine month periods ended September 30, 2025 and September 30, 2024 - Management’s Discussion and Analysis of Financial Condition and Results of Operations" above.
The following is a reconciliation of CSC Holdings' net loss to Adjusted EBITDA (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(as restated)		(as restated)
Net loss	$(1,193,143)	$(41,525)	$(1,359,878)	$(32,719)
Income tax expense (benefit)	(434,514)	(10,064)	(499,726)	41,873
Other expense, net	591	1,495	2,388	4,526
Loss (gain) on interest rate swap contracts, net	(1,147)	45,657	142	(10,220)
Gain on investments and sale of affiliate interests	—	—	(5)	(292)
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	1,693	7,035
Interest expense, net	460,506	448,228	1,335,999	1,328,324
Depreciation and amortization	415,308	386,342	1,243,490	1,170,503
Restructuring, impairments and other operating items	1,568,120	10,871	1,656,568	15,525
Share-based compensation	12,013	20,170	43,628	50,351
Adjusted EBITDA	$827,734	$861,174	$2,424,299	$2,574,906
Refer to "Comparison of the three and nine month periods ended September 30, 2025 and September 30, 2024 - Management’s Discussion and Analysis of Financial Condition and Results of Operations" above.

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
The differences in Adjusted EBITDA and Free Cash Flow between CSC Holdings and Altice USA relate to the Captive which holds certain workers' compensation, general and automobile liabilities. See Note 18.
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
Presented below is financial information that reflects a reconciliation of net income (loss), as restated, to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 (unaudited).

	Three Months Ended September 30, 2025
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
	(as restated)			(as restated)
Net income (loss)	$(1,230,187)	$37,614	$(570)	$(1,193,143)
Income tax expense (benefit)	(445,577)	11,063	—	(434,514)
Other expense, net	415,854	43,515	581	459,950
Depreciation and amortization	357,101	58,218	(11)	415,308
Restructuring, impairments and other operating items	1,566,432	1,688	—	1,568,120
Share-based compensation	12,013	—	—	12,013
Adjusted EBITDA	$675,636	$152,098	$—	$827,734

	Nine Months Ended September 30, 2025
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
	(as restated)			(as restated)
Net income (loss)	$(1,417,542)	$59,617	$(1,953)	$(1,359,878)
Income tax expense (benefit)	(514,629)	14,903	—	(499,726)
Other expense, net	1,247,567	90,663	1,987	1,340,217
Depreciation and amortization	1,128,965	114,559	(34)	1,243,490
Restructuring, impairments and other operating items	1,654,117	2,451	—	1,656,568
Share-based compensation	43,628	—	—	43,628
Adjusted EBITDA	$2,142,106	$282,193	$—	$2,424,299

	Three Months Ended September 30, 2024
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$(44,935)	$3,655	$(245)	$(41,525)
Income tax expense (benefit)	(10,728)	664	—	(10,064)
Other expense, net	463,125	31,999	256	495,380
Depreciation and amortization	361,391	24,962	(11)	386,342
Restructuring, impairments and other operating items	10,389	482	—	10,871
Share-based compensation	20,170	—	—	20,170
Adjusted EBITDA	$799,412	$61,762	$—	$861,174

	Nine Months Ended September 30, 2024
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$(60,163)	$29,299	$(1,855)	$(32,719)
Income tax expense	37,573	4,300	—	41,873
Other expense, net	1,259,799	67,686	1,888	1,329,373
Depreciation and amortization	1,093,611	76,925	(33)	1,170,503
Restructuring, impairments and other operating items	12,409	3,116	—	15,525
Share-based compensation	50,251	100	—	50,351
Adjusted EBITDA	$2,393,480	$181,426	$—	$2,574,906
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
Subsequent Developments
The foregoing discussion reflects management's liquidity assessment as of the filing date of the Original 2025 Annual Report on February 13, 2026. Subsequent to the original issuance of our December 31, 2025, consolidated financial statements on February 13, 2026, we determined that substantial doubt about the Company’s ability to continue as a going concern arose due to a lack of committed sources of funding to satisfy debt maturities beginning in April 2027. For information regarding the Company's subsequent liquidity developments and management's going concern assessment in connection with such reissuance, see Note 3 to the accompanying consolidated financial statements.

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

(a)Excludes principal balance of notes payable to affiliate reflected on CSC Holdings balance sheet and the related interest expense which are eliminated in the Altice USA consolidated financial statements. See Note 18.
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
See Note 13 to our consolidated financial statements for further information regarding the CSC Credit Facilities Agreement.
Senior Guaranteed Notes and Senior Notes
As of September 30, 2025, CSC Holdings was in compliance with applicable financial covenants under each respective indenture by which the senior guaranteed notes and senior notes were issued.
NYC ABS
Loan and Security Agreement
On July 16, 2025, Cablevision Funding LLC ("Cablevision Funding"), a newly formed, bankruptcy remote, indirect wholly owned subsidiary of the Company, entered into an asset-backed security transaction (the "NYC ABS"), in accordance with a receivables facility loan and security agreement, by and among Cablevision Funding, certain guarantors party thereto (collectively, the "Guarantors"), Goldman Sachs Bank USA and certain funds managed by TPG Angelo Gordon, as initial lenders, Goldman Sachs Bank USA and TPG Angelo Gordon, as structuring agents, Alter Domus (US) LLC, as administrative agent, and Citibank, N.A., as collateral agent (the "Collateral Agent") and account bank (the "Loan and Security Agreement"). The obligations under the Loan and Security Agreement are secured by substantially all of the assets of Cablevision Funding and its subsidiary, Cablevision Systems New York City LLC ("NYC AssetCo"), and the Guarantors, consisting of, among other things, certain receivables generated by our Bronx and Brooklyn service area and network assets located in that area.

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
See Note 13 to our consolidated financial statements for further information on the above debt obligations.
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
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and effectively convert fixed rate borrowings to variable rates to permit us to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. See Note 14 to our consolidated financial statements for a summary of interest rate swap contracts outstanding at September 30, 2025. Our outstanding interest rate swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statements of operations. For the three and nine months ended September 30, 2025, we recorded a gain (loss) on interest rate swap contracts of $1,147 and $(142), respectively, and had a fair value at September 30, 2025 of $2,414 recorded as other assets, long-term and $511 recorded as other liabilities, long-term on the consolidated balance sheet.
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
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit us to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. See Note 14 to our consolidated financial statements for a summary of interest rate swap contracts outstanding at December 31, 2025. Our outstanding interest rate swap contracts are not designated as hedges for accounting purposes. Accordingly, the changes in the fair value of these interest rate swap contracts are recorded through the statements of operations. For the year ended December 31, 2025, we recorded a gain on interest rate swap contracts of $613, and had a fair value at December 31, 2025 of $2,274 recorded as prepaid expenses and other current assets, and a fair value of $1,342 recorded as other current liabilities on the consolidated balance sheet.
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
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)    Evaluation of Disclosure Controls and Procedures
In connection with the restatement of our consolidated financial statements as of and for the year ended December 31, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2025. Based on that re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 because of the material weakness in internal control over financial reporting described below. This conclusion supersedes the conclusion regarding our disclosure controls and procedures included in our Annual Report on Form 10-K for the year ended December 31, 2025, as originally filed on February 13, 2026.
Notwithstanding the material weakness described below, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in conformity with accounting principles generally accepted in the United States of America.
(b)    Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are made only in accordance with authorizations of management and our Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, with the participation of our Chief Executive Officer and Chief Financial Officer and under the oversight of our Board of Directors, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the Original 2025 Annual Report, management concluded that our internal control over financial reporting was effective as of December 31, 2025. In connection with the restatement, management reassessed the effectiveness of our internal control over financial reporting and, based on this reassessment, concluded that our internal control over financial reporting was not effective as of December 31, 2025, because of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with the restatement of our consolidated financial statements as of and for the year ended December 31, 2025, management identified a material weakness in our internal control over financial reporting related to the accounting for income taxes. We did not design and maintain effective controls at a sufficient level of precision to identify and evaluate the deferred tax consequences of a non-routine impairment charge involving indefinite-lived cable franchise rights. The material weakness resulted from an insufficient depth of specialized tax expertise, lack of a formal tax consultation policy, and ineffective controls to identify and evaluate the deferred tax consequences of a non-routine matter.
This material weakness resulted in the failure to recognize deferred tax benefits associated with impairment charges on indefinite-lived cable franchise rights and the restatement of our consolidated financial statements for the year ended December 31, 2025. See Note 3, "Reissuance of Previously Issued Consolidated Financial Statements," to the consolidated financial statements included in this Form 10-K/A. Additionally, this material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K/A, has issued an adverse report on the effectiveness of our internal control over financial reporting as of December 31, 2025. That report appears on page [F-2] of this Form 10-K/A.
(c)    Changes in Internal Control
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(d)    Remediation Plan
To remediate the material weakness, management plans to (i) enhance the technical accounting and income tax knowledge of personnel responsible for income tax accounting through targeted training and, as appropriate, the use of qualified tax specialists; (ii) design and implement a tax consultation policy and controls over the identification, evaluation and review of the income tax consequences of non-routine transactions; and (iii) design and implement controls that operate at a level of precision sufficient to identify, evaluate and review temporary differences and the related deferred tax effects, arising from impairment charges on indefinite-lived intangible assets.
The material weakness will not be considered remediated until the applicable controls have been implemented, have operated for a sufficient period of time and management has concluded, through testing, that the controls are designed and operating effectively. Management may modify the remediation plan or adopt additional measures as it continues to evaluate and improve our internal control over financial reporting.

Item 9B.     Other Information
Item 1.01    Entry Into a Material Definitive Agreement
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
Special Retention Awards
On February 11, 2026, following approvals by the Compensation Committee and Board of Directors (the "Board") of Optimum Communications, Inc. (the "Company"), Dennis Mathew and Dexter Goei were each granted special retention cash awards ("Retention Awards") in the amounts of $5.0 million and $16.0 million respectively. The Retention Awards are expected to be paid in February 2026, but remain subject to repayment through December 31, 2027 unless the individual remains employed by or in continuous service to the Company, respectively, through such date. If the individual’s employment or service ceases prior to such date, the individual is required to repay to the Company the after-tax value of the Retention Award within twenty (20) days following a termination of employment or service, unless such cessation was as a result of a termination by the Company without "cause" (as defined in the award agreement) or the individual’s death or "disability" (as defined in the award agreement), in which case no repayment would be required. Mr. Mathew is also not required to repay the after-tax value of the Retention Award if he were to leave for "good reason" (as defined in the award agreement). The preceding description of the Retention Awards is a summary and is qualified in its entirety by the actual terms of the Retention Awards, which are filed with this Annual Report as Exhibits 10.38 and 10.39.
Director Cash Awards
On February 11, 2026, in connection with its annual review of director compensation, the Company’s Board approved providing a cash award to the independent directors of the Board in the amount of $200,000. This represents an increase from the $150,000 restricted stock unit award historically provided to independent directors. The director cash awards are expected to be paid in February 2026 and will be subject to repayment until the first anniversary of the effective date, subject to the director’s continuous service on the Board through such date. If the director voluntarily resigns from the Board or is removed as a director for "cause" (as defined in the award agreement) prior to the anniversary date, the director will be required to repay to the Company the after-tax value of the director cash award within twenty (20) days following such termination of service. If the director’s service on the Board is terminated for any other reason (including as a result of his or her death or "disability" (as defined in the award agreement)) then the director shall not be required to repay any portion of the award. The preceding description of the cash awards is a summary and is qualified in its entirety by the actual terms of the cash award agreement, a form of which is filed with this Annual Report as Exhibit 10.40.
Item 8.01     Other Events
Lightpath Securitization Transaction
On February 10, 2026, Lightpath Fiber Issuer LLC (the "Issuer") priced an offering of $1,657.0 million in aggregate principal amount of Secured Fiber Network Revenue Notes, Series 2026-1 (the "Notes"), in a securitization transaction (the "Offering"). The Issuer is a newly formed, wholly owned and bankruptcy-remote indirect subsidiary of Cablevision Lightpath LLC ("Lightpath"), which is an indirect, majority-owned subsidiary of Optimum Communications, Inc. (the "Company").
The Issuer, Lightpath Fiber Guarantor LLC, as guarantor, and certain other obligors party thereto entered into a Note Purchase Agreement on February 10, 2026, with the initial purchasers named thereto, related to the issuance and sale of the Notes.
The Notes consist of $1,527.0 million in aggregate principal amount of Series 2026-1, Class A-2 Notes (the "Class A-2 Notes") and $130.0 million in aggregate principal amount of Series 2026-1, Class B Notes (the "Class B Notes"). The Class A-2 Notes will bear interest at a rate of 5.597%, and the Class B Notes will bear interest at a rate of 5.890%. The Notes will pay interest monthly in arrears, beginning April 2026, and mature in March 2031.
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
Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Information required under Item 10, Directors, Executive Officers and Corporate Governance, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13, Certain Relationships and Related Transactions, and Director Independence and Item 14, Principal Accountant Fees and Services, is hereby incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders, which was filed with the SEC on April 30, 2026.
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

10.27
Optimum Communications, Inc. (f/k/a Altice USA, Inc.) 2017 Long Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K filed on February 13, 2026).

10.28
Optimum Communications, Inc. (f/k/a Altice USA, Inc.) 2017 Long Term Incentive Plan, Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K filed on February 13, 2026).

Exhibit No.	Exhibit Description

10.29
Altice USA 2017 Long Term Incentive Plan, Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-38126) filed on December 30, 2021).

10.30
Optimum Communications, Inc. (f/k/a Altice USA, Inc.) 2017 Long Term Incentive Plan, Form of Cash Performance Award Agreement (incorporated herein by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K filed on February 13, 2026).

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
10.38
Retention Cash Award Agreement, dated as of February 11, 2026, by and between Optimum Communications, Inc. and Dennis Mathew (incorporated herein by reference to Exhibit 10.38 of the Company's Annual Report on Form 10-K filed on February 13, 2026)

10.39
Retention Cash Award Agreement, dated as of February 11, 2026, by and between Optimum Communications, Inc. and Dexter Goei (incorporated herein by reference to Exhibit 10.39 of the Company's Annual Report on Form 10-K filed on February 13, 2026).

10.40	Form of Independent Director Cash Award Agreement (incorporated herein by reference to Exhibit 10.40 of the Company's Annual Report on Form 10-K filed on on February 13, 2026).
10.41	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-38126) filed on August 1, 2024).
19	Optimum Communications, Inc. Insider Trading Policy (incorporated herein by reference to Exhibit 19 of the Company's Annual Report on Form 10-K filed on February 13, 2026).
21	List of subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 of the Company's Annual Report on Form 10-K filed on February 13, 2026).
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Section 302 Certification of the CEO.
31.2*	Section 302 Certification of the CFO.

32*	Section 906 Certifications of the CEO and CFO.
97
Optimum Communications, Inc. Dodd-Frank Clawback Policy, effective as of November 1, 2023 (incorporated herein by reference to Exhibit 97 of the Company's Annual Report on Form 10-K filed on February 13, 2026).

101	The following financial statements of Optimum Communications, Inc. included in the Optimum Communications Form 10-K/A for the year ended December 31, 2025, filed with the Securities and Exchange Commission on November 6, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders' Deficiency; (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.
104*	The cover page from this Annual Report on Form 10-K/A formatted in Inline XBRL.

+    Shares of Class A common stock and Class B common stock of the Company are issued in uncertificated form. Therefore, the Company has not filed specimen Class A common stock or Class B common stock certificates. Reference is made to Exhibits 3.1 and 3.2 hereto.
*    Filed herewith.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of November, 2026.

Optimum Communications, Inc.

By:	/s/ Marc Sirota
Name:	Marc Sirota
Title:	Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	F-2
Auditor Name: KPMG LLP
Auditor Location: New York, New York
Auditor Firm ID: 185

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Financial Statements
Consolidated Balance Sheets - December 31, 2025 (as restated) and 2024	F-8
Consolidated Statements of Operations - years ended December 31, 2025 (as restated), 2024 and 2023	F-9
Consolidated Statements of Comprehensive Income (Loss) - years ended December 31, 2025 (as restated), 2024 and 2023	F-10
Consolidated Statements of Stockholders' Deficiency - years ended December 31, 2025 (as restated), 2024 and 2023	F-11
Consolidated Statements of Cash Flows - years ended December 31, 2025 (as restated), 2024 and 2023	F-14
Combined Notes to Consolidated Financial Statements	F-20
Supplemental Financial Statements Furnished:
CSC HOLDINGS, LLC AND SUBSIDIARIES
Consolidated Financial Statements
Consolidated Balance Sheets - December 31, 2025 (as restated) and 2024	F-15
Consolidated Statements of Operations - years ended December 31, 2025 (as restated), 2024 and 2023	F-16
Consolidated Statements of Comprehensive Income (Loss) - years ended December 31, 2025 (as restated), 2024 and 2023	F-17
Consolidated Statements of Member's Deficiency - years ended December 31, 2025 (as restated), 2024 and 2023	F-18
Consolidated Statements of Cash Flows - years ended December 31, 2025 (as restated), 2024 and 2023	F-19
Combined Notes to Consolidated Financial Statements	F-20

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Optimum Communications, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Optimum Communications, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficiency, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 13, 2026, except for Note 3, as to which the date is November 6, 2026, expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective controls in the accounting for income taxes has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
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
November 6, 2026

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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 6, 2026 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Correction of a Misstatement
As discussed in Note 3 to the consolidated financial statements, the 2025 consolidated financial statements have been restated to correct a misstatement.
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
Evaluation of goodwill and indefinite-lived cable franchise rights for impairment
As discussed in Note 12 to the consolidated financial statements, the Company’s goodwill and indefinite-lived cable franchise rights balances as of December 31, 2025, were $8,041 million and $11,600 million, respectively. The Company assesses recoverability of goodwill at the reporting unit level and indefinite-lived cable franchise rights as a single unit of account annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount more likely than not exceeds its fair value. The Company recognized an impairment charge of $1,611 million for the year ended December 31, 2025 to reduce the carrying value of the indefinite-lived cable franchise rights to its fair value.

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
New York, New York
February 13, 2026, except for Note 3, as to which the date is November 6, 2026.

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
Correction of a Misstatement
As discussed in Note 3 to the consolidated financial statements, the 2025 consolidated financial statements have been restated to correct a misstatement.
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
Evaluation of goodwill and indefinite-lived cable franchise rights for impairment
As discussed in Note 12 to the consolidated financial statements, the Company’s goodwill and indefinite-lived cable franchise rights balances as of December 31, 2025, were $8,041 million and $11,600 million, respectively. The Company assesses recoverability of goodwill at the reporting unit level and indefinite-lived cable franchise rights as a single unit of account annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount more likely than not exceeds its fair value. The Company recognized an impairment charge of $1,611 million for the year ended December 31, 2025 to reduce the carrying value of the indefinite-lived cable franchise rights to its fair value.
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
New York, New York
February 13, 2026, except for Note 3, as to which the date is November 6, 2026.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2025	2024
	(as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,012,201	$256,534
Restricted cash	107,384	290
Accounts receivable, trade (less allowance for credit losses of $35,389 and $24,232, respectively)	335,820	332,271
Prepaid expenses and other current assets ($475 and $314 due from affiliates, respectively)	189,391	141,897
Total current assets	1,644,796	730,992
Property, plant and equipment, net of accumulated depreciation of $9,835,958 and $8,762,014, respectively	8,351,391	8,414,632
Right-of-use operating lease assets	243,626	248,013
Other assets	120,341	94,403
Amortizable intangibles, net of accumulated amortization of $6,461,571 and $6,190,154, respectively	702,467	960,805
Indefinite-lived cable franchise rights	11,600,000	13,211,308
Goodwill	8,041,217	8,041,217
Total assets	$30,703,838	$31,701,370
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$816,860	$971,499
Interest payable	413,709	406,208
Accrued employee related costs	206,192	191,990
Deferred revenue	147,139	74,167
Debt	60,842	185,473
Other current liabilities ($27,029 and $26,944 due to affiliates, respectively)	406,280	425,459
Total current liabilities	2,051,022	2,254,796
Other liabilities	316,398	320,435
Deferred tax liability	3,801,088	4,455,840
Right-of-use operating lease liability	250,407	255,116
Long-term debt, net of current maturities	26,145,372	24,872,015
Total liabilities	32,564,287	32,158,202
Commitments and contingencies (Note 19)
Stockholders' Deficiency:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 288,381,276 shares issued and 287,413,647 outstanding as of December 31, 2025 and 279,948,159 shares issued and 278,980,530 outstanding as of December 31, 2024	2,884	2,799
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 183,019,831 shares outstanding as of December 31, 2025 and 184,224,015 shares outstanding as of December 31, 2024	1,830	1,842
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	252,553	233,953
Accumulated deficit	(2,141,238)	(703,993)
	(1,883,971)	(465,399)
Treasury stock, at cost (967,629 shares of Class A common stock)	(10)	(10)
Accumulated other comprehensive income (loss)	1,604	(3,826)
Total Optimum Communications, Inc. stockholders' deficiency	(1,882,377)	(469,235)
Noncontrolling interests	21,928	12,403
Total stockholders' deficiency	(1,860,449)	(456,832)
Total liabilities and stockholders' deficiency	$30,703,838	$31,701,370
See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2025, 2024 and 2023
(In thousands, except per share amounts)

	2025	2024	2023
	(as restated)
Revenue (including revenue from affiliates of $214, $459 and $1,471, respectively) (See Note 18)	$8,590,467	$8,954,417	$9,237,064
Operating expenses:
Programming and other direct costs (including charges from affiliates of $6,491, $11,645 and $13,794, respectively) (See Note 18)	2,637,181	2,896,570	3,029,842
Other operating expenses (including charges from affiliates of $52,766, $45,708 and $57,063, respectively) (See Note 18)	2,681,740	2,711,828	2,646,258
Restructuring, impairments and other operating items (See Note 9)	1,687,130	23,696	214,727
Depreciation and amortization	1,696,974	1,642,231	1,644,297
	8,703,025	7,274,325	7,535,124
Operating income (loss)	(112,558)	1,680,092	1,701,940
Other income (expense):
Interest expense, net	(1,791,462)	(1,763,166)	(1,639,120)
Gain on investments and sale of affiliate interests, net	5	670	180,237
Loss on derivative contracts, net	—	—	(166,489)
Gain on interest rate swap contracts, net	613	18,632	32,664
Gain (loss) on extinguishment of debt and write-off of deferred financing costs	(23,502)	(12,901)	4,393
Other income (expense), net	(3,051)	(5,675)	4,940
	(1,817,397)	(1,762,440)	(1,583,375)
Income (loss) before income taxes	(1,929,955)	(82,348)	118,565
Income tax benefit (expense)	528,687	4,071	(39,528)
Net income (loss)	(1,401,268)	(78,277)	79,037
Net income attributable to noncontrolling interests	(35,977)	(24,641)	(25,839)
Net income (loss) attributable to Optimum Communications, Inc. stockholders	$(1,437,245)	$(102,918)	$53,198
Income (loss) per share:
Basic income (loss) per share	$(3.07)	$(0.22)	$0.12
Basic weighted average common shares (in thousands)	467,782	459,888	454,723

Diluted income (loss) per share	$(3.07)	$(0.22)	$0.12
Diluted weighted average common shares (in thousands)	467,782	459,888	455,034
Cash dividends declared per common share	$—	$—	$—

See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023
	(as restated)
Net income (loss)	$(1,401,268)	$(78,277)	$79,037
Other comprehensive income (loss):
Defined benefit pension plans	(158)	12,926	(5,424)
Applicable income taxes	42	(3,477)	1,463
Defined benefit pension plans, net of income taxes	(116)	9,449	(3,961)
Foreign currency translation adjustment	594	(424)	(689)
Other comprehensive income (loss)	478	9,025	(4,650)
Comprehensive income (loss)	(1,400,790)	(69,252)	74,387
Comprehensive income attributable to noncontrolling interests	(35,977)	(24,641)	(25,839)
Comprehensive income (loss) attributable to Optimum Communications, Inc. stockholders	$(1,436,767)	$(93,893)	$48,548

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
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Optimum Communications Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2025	$2,799	$1,842	$233,953	$(703,993)	$(10)	$(3,826)	$(469,235)	$12,403	$(456,832)
Net loss attributable to Optimum Communications stockholders, as restated	—	—	—	(1,437,245)	—	—	(1,437,245)	—	(1,437,245)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	35,977	35,977
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(26,452)	(26,452)
Pension liability adjustments, net of income taxes	—	—	—	—	—	(116)	(116)	—	(116)
Foreign currency translation adjustment	—	—	—	—	—	594	594	—	594
Share-based compensation expense (equity classified)	—	—	45,131	—	—	—	45,131	—	45,131
Transfer of i24 NEWS to an entity under common control	—	—	(14,465)	—	—	4,952	(9,513)	—	(9,513)
Other	85	(12)	(12,066)	—	—	—	(11,993)	—	(11,993)
Balance at December 31, 2025, as restated	$2,884	$1,830	$252,553	$(2,141,238)	$(10)	$1,604	$(1,882,377)	$21,928	$(1,860,449)

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023
	(as restated)
Cash flows from operating activities:
Net income (loss)	$(1,401,268)	$(78,277)	$79,037
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,696,974	1,642,231	1,644,297
Gain on investments, sale of assets, or sale of affiliate interests	(55,119)	(670)	(180,237)
Loss on derivative contracts, net	—	—	166,489
Loss (gain) on extinguishment of debt and write-off of deferred financing costs	23,502	12,901	(4,393)
Amortization of deferred financing costs and discounts (premiums) on indebtedness	26,479	19,628	34,440
Share-based compensation expense	64,088	67,162	47,926
Deferred income taxes	(654,666)	(396,052)	(226,915)
Decrease in right-of-use assets	44,756	44,632	46,108
Allowance for credit losses	67,792	86,561	84,461
Indefinite-lived cable franchise rights impairment	1,611,308	—	—
Goodwill impairment	—	—	163,055
Other	4,398	6,436	11,169
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(72,322)	(58,917)	(77,703)
Prepaid expenses and other assets	(63,901)	30,205	(54,782)
Amounts due from and due to affiliates	117	(44,486)	50,831
Accounts payable and accrued liabilities	(138,688)	3,880	(68,784)
Interest payable	7,501	131,701	29,528
Deferred revenue	59,972	11,018	9,164
Interest rate swap contracts	7,534	104,448	72,707
Net cash provided by operating activities	1,228,457	1,582,401	1,826,398
Cash flows from investing activities:
Capital expenditures	(1,347,294)	(1,433,013)	(1,704,811)
Payments for acquisitions, net of cash acquired	(7,616)	(38,532)	—
Proceeds related to sale of equipment, net of costs of disposal	65,513	6,311	8
Additions to other intangible assets	(4,399)	(1,362)	(924)
Other, net	—	11,083	(796)
Net cash used in investing activities	(1,293,796)	(1,455,513)	(1,706,523)
Cash flows from financing activities:
Proceeds from long-term debt	3,835,000	4,214,750	2,700,000
Repayment of debt	(2,560,602)	(4,223,233)	(2,688,009)
Proceeds from derivative contracts in connection with the settlement of collateralized debt	—	—	38,902
Principal payments on finance lease obligations	(103,241)	(127,349)	(149,297)
Payments related to acquisition of noncontrolling interest	—	(7,261)	(14,070)
Additions to deferred financing costs	(170,544)	(19,560)	(7,247)
Distributions to noncontrolling interest	(26,452)	—	—
Other, net	(24,797)	(9,325)	(2,870)
Net cash provided by (used in) financing activities	949,364	(171,978)	(122,591)
Net increase (decrease) in cash and cash equivalents	884,025	(45,090)	(2,716)
Effect of exchange rate changes on cash and cash equivalents	594	(424)	(697)
Net increase (decrease) in cash and cash equivalents	884,619	(45,514)	(3,413)
Cash, cash equivalents and restricted cash at beginning of year	256,824	302,338	305,751
Cash, cash equivalents and restricted cash at end of year	$1,141,443	$256,824	$302,338
See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	December 31,
	2025	2024
	(as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,001,919	$246,326
Restricted cash	107,384	290
Accounts receivable, trade (less allowance for credit losses of $35,389 and $24,232, respectively)	335,820	332,271
Prepaid expenses and other current assets ($2,821 and $905 due from affiliates, respectively)	191,909	142,694
Total current assets	1,637,032	721,581
Property, plant and equipment, net of accumulated depreciation of $9,835,958 and $8,762,014, respectively	8,351,391	8,414,632
Right-of-use operating lease assets	243,626	248,013
Other assets	132,205	108,855
Amortizable intangibles, net of accumulated amortization of $6,461,571 and $6,190,154, respectively	702,467	960,805
Indefinite-lived cable franchise rights	11,600,000	13,211,308
Goodwill	8,041,217	8,041,217
Total assets	$30,707,938	$31,706,411

LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$816,860	$971,499
Interest payable	413,709	406,208
Accrued employee related costs	206,192	191,990
Deferred revenue	147,139	74,167
Note payable to affiliate (Note 18)	82,500	90,500
Debt	60,842	185,473
Other current liabilities ($27,230 and $26,944 due to affiliates, respectively)	388,298	407,540
Total current liabilities	2,115,540	2,327,377
Other liabilities	268,802	255,683
Deferred tax liability	3,801,088	4,455,840
Right-of-use operating lease liability	250,407	255,116
Long-term debt, net of current maturities	26,145,372	24,872,015
Total liabilities	32,581,209	32,166,031
Commitments and contingencies (Note 19)
Member's deficiency (100 membership units issued and outstanding)	(1,896,803)	(468,197)
Accumulated other comprehensive income (loss)	1,604	(3,826)
Total member's deficiency	(1,895,199)	(472,023)
Noncontrolling interests	21,928	12,403
Total deficiency	(1,873,271)	(459,620)
Total liabilities and member's deficiency	$30,707,938	$31,706,411

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023
	(as restated)
Revenue (including revenue from affiliates of $214, $459 and $1,471, respectively) (See Note 18)	$8,590,467	$8,954,417	$9,237,064
Operating expenses:
Programming and other direct costs (including charges from affiliates of $6,491, $11,645 and $13,794, respectively) (See Note 18)	2,637,181	2,896,570	3,029,842
Other operating expenses (including charges from affiliates of $52,766, $45,708 and $57,063 respectively) (See Note 18)	2,691,793	2,713,642	2,646,258
Restructuring, impairments and other operating items (See Note 9)	1,687,130	23,696	214,727
Depreciation and amortization	1,696,974	1,642,231	1,644,297
	8,713,078	7,276,139	7,535,124
Operating income (loss)	(122,611)	1,678,278	1,701,940
Other income (expense):
Interest expense, net	(1,797,008)	(1,764,696)	(1,639,120)
Gain on investments and sale of affiliate interests, net	5	670	180,237
Loss on derivative contracts, net	—	—	(166,489)
Gain on interest rate swap contracts, net	613	18,632	32,664
Gain (loss) on extinguishment of debt and write-off of deferred financing costs	(23,502)	(12,901)	4,393
Other income (expense), net	(3,051)	(5,675)	4,940
	(1,822,943)	(1,763,970)	(1,583,375)
Income (loss) before income taxes	(1,945,554)	(85,692)	118,565
Income tax benefit (expense)	531,954	8,272	(42,577)
Net income (loss)	(1,413,600)	(77,420)	75,988
Net income attributable to noncontrolling interests	(35,977)	(24,641)	(25,839)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(1,449,577)	$(102,061)	$50,149

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023
	(as restated)
Net income (loss)	$(1,413,600)	$(77,420)	$75,988
Other comprehensive income (loss):
Defined benefit pension plans	(158)	12,926	(5,424)
Applicable income taxes	42	(3,477)	1,463
Defined benefit pension plans, net of income taxes	(116)	9,449	(3,961)
Foreign currency translation adjustment	594	(424)	(689)
Other comprehensive income (loss)	478	9,025	(4,650)
Comprehensive income (loss)	(1,413,122)	(68,395)	71,338
Comprehensive income attributable to noncontrolling interests	(35,977)	(24,641)	(25,839)
Comprehensive income (loss) attributable to CSC Holdings, LLC's sole member	$(1,449,099)	$(93,036)	$45,499

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL MEMBER'S DEFICIENCY
Years ended December 31, 2025, 2024 and 2023
(In thousands)

	Member's Equity (Deficiency)	Accumulated Other Comprehensive Income (Loss)	Total Member's Equity (Deficiency)	Noncontrolling Interests	Total Equity (Deficiency)

Balance at January 1, 2023	$(475,650)	$(8,201)	$(483,851)	$(28,701)	$(512,552)
Net income attributable to CSC Holdings' sole member	50,149	—	50,149	—	50,149
Net income attributable to noncontrolling interests	—	—	—	25,839	25,839
Distributions to noncontrolling interests	—	—	—	(1,077)	(1,077)
Pension liability adjustments, net of income taxes	—	(3,961)	(3,961)	—	(3,961)
Foreign currency translation adjustment	—	(689)	(689)	(8)	(697)
Share-based compensation expense (equity classified)	19,090	—	19,090	—	19,090
Cash distributions to parent, net	(1,793)	—	(1,793)	—	(1,793)
Change in noncontrolling interest	(12,815)	—	(12,815)	(8,291)	(21,106)
Non-cash contributions from parent	8,183	—	8,183	—	8,183
Balance at December 31, 2023	(412,836)	(12,851)	(425,687)	(12,238)	(437,925)
Net loss attributable to CSC Holdings' sole member	(102,061)	—	(102,061)	—	(102,061)
Net income attributable to noncontrolling interests	—	—	—	24,641	24,641
Pension liability adjustments, net of income taxes	—	9,449	9,449	—	9,449
Foreign currency translation adjustment	—	(424)	(424)	—	(424)
Share-based compensation expense (equity classified)	49,305	—	49,305	—	49,305
Cash distributions to parent	(8,399)	—	(8,399)	—	(8,399)
Non-cash contributions from parent	5,794	—	5,794	—	5,794
Balance at December 31, 2024	(468,197)	(3,826)	(472,023)	12,403	(459,620)
Net loss attributable to CSC Holdings' sole member, as restated	(1,449,577)	—	(1,449,577)	—	(1,449,577)
Net income attributable to noncontrolling interests	—	—	—	35,977	35,977
Distributions to noncontrolling interests	—	—	—	(26,452)	(26,452)
Pension liability adjustments, net of income taxes	—	(116)	(116)	—	(116)
Foreign currency translation adjustment	—	594	594	—	594
Share-based compensation expense (equity classified)	45,131	—	45,131	—	45,131
Distributions to parent, net	(9,695)	—	(9,695)	—	(9,695)
Transfer of i24 NEWS to an entity under common control	(14,465)	4,952	(9,513)	—	(9,513)
Balance at December 31, 2025, as restated	$(1,896,803)	$1,604	$(1,895,199)	$21,928	$(1,873,271)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2025, 2024 and 2023

	2025	2024	2023
	(as restated)
Cash flows from operating activities:
Net income (loss)	$(1,413,600)	$(77,420)	$75,988
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,696,974	1,642,231	1,644,297
Gain on investments, sale of assets or sale of affiliate interests	(55,119)	(670)	(180,237)
Loss on derivative contracts, net	—	—	166,489
Loss (gain) on extinguishment of debt and write-off of deferred financing costs	23,502	12,901	(4,393)
Amortization of deferred financing costs and discounts (premiums) on indebtedness	26,479	19,628	34,440
Share-based compensation expense	64,088	67,162	47,926
Deferred income taxes	(652,856)	(399,551)	(232,048)
Decrease in right-of-use assets	44,756	44,632	46,108
Allowance for credit losses	67,792	86,561	84,461
Indefinite-lived cable franchise rights impairment	1,611,308	—	—
Goodwill impairment	—	—	163,055
Other	4,398	6,436	11,169
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(72,322)	(58,917)	(77,703)
Prepaid expenses and other assets	(63,089)	15,547	(54,782)
Amounts due from and due to affiliates	(1,394)	(45,141)	59,013
Accounts payable and accrued liabilities	(121,797)	(78,792)	(68,784)
Interest payable	7,501	131,701	29,528
Deferred revenue	59,972	11,018	9,164
Interest rate swap contracts	7,534	104,448	72,707
Net cash provided by operating activities	1,234,127	1,481,774	1,826,398
Cash flows from investing activities:
Capital expenditures	(1,347,294)	(1,433,013)	(1,704,811)
Payment for acquisitions, net of cash acquired	(7,616)	(38,532)	—
Proceeds related to sale of equipment, net of costs of disposal	65,513	6,311	8
Additions to other intangible assets	(4,399)	(1,362)	(924)
Other, net	—	11,083	(796)
Net cash used in investing activities	(1,293,796)	(1,455,513)	(1,706,523)
Cash flows from financing activities:
Proceeds from long-term debt	3,835,000	4,214,750	2,700,000
Repayment of debt	(2,568,602)	(4,225,233)	(2,688,009)
Proceeds from note payable to affiliates	—	92,500	—
Proceeds from derivative contracts in connection with the settlement of collateralized debt	—	—	38,902
Distributions to parent	(9,738)	(8,399)	(1,793)
Principal payments on finance lease obligations	(103,241)	(127,349)	(149,297)
Payment related to acquisition of a noncontrolling interest	—	(7,261)	(14,070)
Additions to deferred financing costs	(170,544)	(19,560)	(7,247)
Other, net	(12,803)	(1,000)	(1,077)
Distributions to noncontrolling interests	(26,452)	—	—
Net cash provided by (used in) financing activities	943,620	(81,552)	(122,591)
Net increase (decrease) in cash and cash equivalents	883,951	(55,291)	(2,716)
Effect of exchange rate changes on cash and cash equivalents	594	(424)	(697)
Net increase (decrease) in cash and cash equivalents	884,545	(55,715)	(3,413)
Cash, cash equivalents and restricted cash at beginning of year	246,616	302,331	305,744
Cash, cash equivalents and restricted cash at end of year	$1,131,161	$246,616	$302,331
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
See Note 17 to the consolidated financial statements for additional information about our share-based compensation.
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
The assessment of recoverability may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit or the indefinite-lived cable franchise right is less than its carrying amount. These qualitative factors include macroeconomic conditions such as changes in interest rates, industry and market considerations, recent and projected

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
financial performance of the reporting units, as well as other factors. A quantitative test is performed if we conclude that it is more likely than not that the fair value of a reporting unit or an indefinite-lived cable franchise right is less than its carrying amount or if a qualitative assessment is not performed. In 2025, we performed quantitative assessments as of September 30, 2025 and qualitative assessments as of our annual impairment test date for our goodwill and our indefinite-lived cable franchise rights impairment tests. In 2024, we performed quantitative assessments as of our annual impairment test date for our goodwill and our indefinite-lived cable franchise rights recoverability tests. See Note 12 for a discussion of the results of our annual impairment tests.
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
CSC Holdings
CSC Holdings may make distributions on its membership interests only if sufficient funds exist as determined under Delaware law. See Note 18 for a discussion of equity distributions that CSC Holdings made to its parent.
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
Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note 15 for a discussion of fair value estimates.
Reclassifications
Certain reclassifications have been made to the 2024 amounts to conform to the 2025 presentation.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
NOTE 3. REISSUANCE OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
Correction of an Error
On September 16, 2026, the Audit Committee of the Company's Board of Directors (the "Audit Committee"), in consultation with management, concluded that our 2025 consolidated financial statements, included in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2025 and our unaudited consolidated financial statements for the three and nine months ended September 30, 2025 included in our Quarterly Report on Form 10-Q (collectively the "Prior Period Financial Statements") should be restated to correct errors related to our income tax accounting under ASC 740 Income Taxes (the "Restatement Items"). Specifically, we failed to recognize non-cash deferred tax benefits associated with non-cash impairment charges of our indefinite-lived cable franchise rights recorded during the three and nine months ended September 30, 2025. Such errors resulted in understatements of deferred income tax benefits and overstatements of the related deferred tax liability, which accordingly also impacted total liabilities, accumulated deficit, total stockholders’ deficiency/total member's deficiency, net loss and loss per share.
Details of the restated consolidated financial statements as of and for the year ended December 31, 2025 are provided below. In addition, details of the restated interim financial information for the three and nine months ended September 30, 2025 are presented in Note 4, "Unaudited Quarterly Financial Data and Restatement of Previously Issued Unaudited Interim Consolidated Financial Statements."
Consolidated Balance Sheets
The following tables present the Restatement Items on the consolidated balance sheets for the periods indicated:

Optimum Communications, Inc. and Subsidiaries
	December 31, 2025
	As Previously Reported	Restatement Adjustments	As Restated
Deferred tax liability	4,232,867	(431,779)	3,801,088
Total liabilities	32,996,066	(431,779)	32,564,287
Accumulated deficit	(2,573,017)	431,779	(2,141,238)
Total Optimum Communications, Inc. stockholders' deficiency	(2,314,156)	431,779	(1,882,377)
Total stockholders' deficiency	(2,292,228)	431,779	(1,860,449)

CSC Holdings, LLC and Subsidiaries
December 31, 2025
As Previously Reported	Restatement Adjustments	As Restated

Deferred tax liability	4,232,867	(431,779)	3,801,088
Total liabilities	33,012,988	(431,779)	32,581,209
Member's deficiency	(2,328,582)	431,779	(1,896,803)
Total member's deficiency	(2,326,978)	431,779	(1,895,199)
Total deficiency	(2,305,050)	431,779	(1,873,271)

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
Consolidated Statements of Operations
The following tables present the effect of the Restatement Items on the consolidated statements of operations for the periods indicated:

Optimum Communications, Inc. and Subsidiaries
	For the Year Ended December 31, 2025
	As Previously Reported	Restatement Adjustments	As Restated
Loss before income taxes	$(1,929,955)	$—	$(1,929,955)
Income tax benefit	96,908	431,779	528,687
Net income (loss)	(1,833,047)	431,779	(1,401,268)
Net income (loss) attributable to Optimum Communications, Inc. stockholders	(1,869,024)	431,779	(1,437,245)
Income (loss) per share:
Basic income (loss) per share	$(4.00)	$0.92	$(3.07)
Basic weighted average common shares (in thousands)	467,782	467,782	467,782
Diluted income (loss) per share	$(4.00)	$0.92	$(3.07)
Diluted weighted average common shares (in thousands)	467,782	467,782	467,782

CSC Holdings, LLC and Subsidiaries
	For the Year Ended December 31, 2025
	As Previously Reported	Restatement Adjustments	As Restated
Income (loss) before income taxes	$(1,945,554)	$—	$(1,945,554)
Income tax benefit	100,175	431,779	531,954
Net income (loss)	(1,845,379)	431,779	(1,413,600)
Net income (loss) attributable to CSC Holdings, LLC sole member	(1,881,356)	431,779	(1,449,577)
Consolidated Statements of Comprehensive Loss
The following tables present the effect of the Restatement Items, on the consolidated statements of comprehensive loss for the periods indicated:

Optimum Communications, Inc. and Subsidiaries
	For the Year Ended December 31, 2025
	As Previously Reported	Restatement Adjustments	As Restated
Net income (loss)	$(1,833,047)	$431,779	$(1,401,268)
Comprehensive income (loss)	(1,832,569)	431,779	(1,400,790)
Comprehensive income (loss) attributable to Optimum Communications, Inc. stockholders	(1,868,546)	431,779	(1,436,767)

CSC Holdings, LLC and Subsidiaries
	For the Year Ended December 31, 2025
	As Previously Reported	Restatement Adjustments	As Restated
Net income (loss)	$(1,845,379)	$431,779	$(1,413,600)
Comprehensive income (loss)	(1,844,901)	431,779	(1,413,122)
Comprehensive income (loss) attributable to CSC Holdings, LLC's sole member	(1,880,878)	431,779	(1,449,099)

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
Consolidated Statements of Stockholders’/Member's Equity (Deficiency)
The following tables present the effect of the Restatement Items on the consolidated statements of stockholders’ equity (deficiency) for the periods indicated:

Optimum Communications, Inc. and Subsidiaries
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Optimum Communications Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at December 31, 2025, as previously reported	$2,884	$1,830	$252,553	$(2,573,017)	$(10)	$1,604	$(2,314,156)	$21,928	$(2,292,228)
Restatement Items	—	—	—	431,779	—	—	431,779	—	431,779
Balance at December 31, 2025, as restated	$2,884	$1,830	$252,553	$(2,141,238)	$(10)	$1,604	$(1,882,377)	$21,928	$(1,860,449)

CSC Holdings, LLC and Subsidiaries
	Member's Equity (Deficiency)	Accumulated Other Comprehensive Income (Loss)	Total Member's Equity (Deficiency)	Noncontrolling Interests	Total Equity (Deficiency)
Balance at December 31, 2025, as previously reported	$(2,328,582)	$1,604	$(2,326,978)	$21,928	$(2,305,050)
Restatement Items	431,779	—	431,779	—	431,779
Balance at December 31, 2025, as restated	$(1,896,803)	$1,604	$(1,895,199)	$21,928	$(1,873,271)
Consolidated Statements of Cash Flows
The following tables present the effect of the Restatement Items on the consolidated statements of cash flows for the periods indicated:

Optimum Communications, Inc. and Subsidiaries
	For the Year Ended December 31, 2025
	As Previously Reported	Restatement Adjustments	As Restated
Net income (loss)	$(1,833,047)	$431,779	$(1,401,268)
Deferred income taxes	(222,887)	(431,779)	(654,666)

CSC Holdings, LLC and Subsidiaries
	For the Year Ended December 31, 2025
	As Previously Reported	Restatement Adjustments	As Restated
Net income (loss)	$(1,845,379)	$431,779	$(1,413,600)
Deferred income taxes	(221,077)	(431,779)	(652,856)
In addition, Note 16 "Income Taxes" and Note 21 "Supplemental Information" has been updated to reflect the restated amounts.
Emergence of Substantial Doubt About Ability to Continue as a Going Concern
As of February 13, 2026, the date the Company’s financial statements as of and for the year ended December 31, 2025 were originally issued, management concluded that substantial doubt did not exist regarding the Company’s ability to continue as a going concern within one year following that date. At the time, the Company’s significant debt maturities in April and July 2027 fell outside the applicable one-year assessment period. In connection with the reissuance of these consolidated financial statements, the Company is providing the following update regarding its

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
liquidity and ability to continue as a going concern based on conditions and events arising subsequent to February 13, 2026.
As of June 30, 2026, we had cash and cash equivalents of $1,296,270, and we had principal amounts of debt of $4,122,500 maturing in April 2027 and $2,225,000 maturing in July 2027. Our ability to address these maturities depends on our ability to successfully restructure, refinance or otherwise extend such indebtedness or to raise additional capital to repay the indebtedness.
Because we do not currently have committed financing or cash and cash equivalents combined with projected future cash flows sufficient to satisfy the foregoing debt maturities, substantial doubt exists about our ability to continue as a going concern. While management is pursuing efforts to restructure or refinance the Company’s debt, or to raise additional capital sufficient to satisfy these debt maturities, there is no assurance these efforts will be successful.
The consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we not continue as a going concern.
NOTE 4.    UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect the adjustments to the financial statements as of and for the three and nine months ended September 30, 2025 to correct for the Restatement Items as discussed in Note 3, "Reissuance of Previously Issued Consolidated Financial Statements."
Consolidated Balance Sheet
The following tables present the Restatement Items on the unaudited interim consolidated balance sheets for the periods indicated (unaudited):

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

Optimum Communications, Inc. and Subsidiaries
	As of September 30, 2025
	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$938,759	$—	$938,759
Restricted cash	82,201	—	82,201
Accounts receivable, trade, less allowance for credit losses	327,727	—	327,727
Prepaid expenses and other current assets	173,564	—	173,564
Total current assets	1,522,251	—	1,522,251
Property, plant and equipment, net	8,430,127	—	8,430,127
Right-of-use operating lease assets	248,673	—	248,673
Other assets	123,147	—	123,147
Amortizable intangibles, net	764,506	—	764,506
Indefinite-lived cable franchise rights	11,600,000	—	11,600,000
Goodwill	8,041,217	—	8,041,217
Total assets	$30,729,921	$—	$30,729,921
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$775,665	$—	$775,665
Interest payable	340,462	—	340,462
Accrued employee related costs	193,357	—	193,357
Deferred revenue	146,939	—	146,939
Debt	95,214	—	95,214
Other current liabilities	426,828	—	426,828
Total current liabilities	1,978,465	—	1,978,465
Other liabilities	313,484	—	313,484
Deferred tax liability	4,278,892	(432,365)	3,846,527
Right-of-use operating lease liability	256,266	—	256,266
Long-term debt, net of current maturities	26,142,404	—	26,142,404
Total liabilities	32,969,511	(432,365)	32,537,146
Stockholders' Deficiency:
Preferred stock	—	—	—
Class A common stock	2,864	—	2,864
Class B common stock	1,842	—	1,842
Class C common stock	—	—	—
Paid-in capital	256,363	—	256,363
Accumulated deficit	(2,501,819)	432,365	(2,069,454)
	(2,240,750)	432,365	(1,808,385)
Treasury stock, at cost	(10)	—	(10)
Accumulated other comprehensive loss	(1,395)	—	(1,395)
Total Optimum Communications, Inc. stockholders' deficiency	(2,242,155)	432,365	(1,809,790)
Noncontrolling interests	2,565	—	2,565
Total stockholders' deficiency	(2,239,590)	432,365	(1,807,225)
Total liabilities and stockholders' deficiency	$30,729,921	$—	$30,729,921

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

CSC Holdings, LLC and subsidiaries
	As of September 30, 2025
	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$927,598	$—	$927,598
Restricted cash	82,201	—	82,201
Accounts receivable, trade, less allowance for credit losses	327,727	—	327,727
Prepaid expenses and other current assets	175,091	—	175,091
Total current assets	1,512,617	—	1,512,617
Property, plant and equipment, net	8,430,127	—	8,430,127
Right-of-use operating lease assets	248,673	—	248,673
Other assets	135,471	—	135,471
Amortizable intangibles, net	764,506	—	764,506
Indefinite-lived cable franchise rights	11,600,000	—	11,600,000
Goodwill	8,041,217	—	8,041,217
Total assets	$30,732,611	$—	$30,732,611

LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$775,665	$—	$775,665
Interest payable	340,462	—	340,462
Accrued employee related costs	193,357	—	193,357
Deferred revenue	146,939	—	146,939
Notes payable to affiliate (Note 14)	84,500	—	84,500
Debt	95,214	—	95,214
Other current liabilities	410,111	—	410,111
Total current liabilities	2,046,248	—	2,046,248
Other liabilities	261,043	—	261,043
Deferred tax liability	4,278,892	(432,365)	3,846,527
Right-of-use operating lease liability	256,266	—	256,266
Long-term debt, net of current maturities	26,142,404	—	26,142,404
Total liabilities	32,984,853	(432,365)	32,552,488
Commitments and contingencies
Member's deficiency	(2,253,412)	432,365	(1,821,047)
Accumulated other comprehensive loss	(1,395)	—	(1,395)
Total member's deficiency	(2,254,807)	432,365	(1,822,442)
Noncontrolling interests	2,565	—	2,565
Total deficiency	(2,252,242)	432,365	(1,819,877)
Total liabilities and member's deficiency	$30,732,611	$—	$30,732,611

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
Consolidated Statements of Operations
The following tables present the effect of the Restatement Items on the unaudited interim consolidated statements of operations for the periods indicated (unaudited):

Optimum Communications, Inc. and Subsidiaries
	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Revenue	$2,108,110	$—	$2,108,110	$6,407,595	$—	$6,407,595
Operating expenses:
Programming and other direct costs	639,012	—	639,012	1,972,233	—	1,972,233
Other operating expenses	650,454	—	650,454	2,045,507	—	2,045,507
Restructuring, impairments and other operating items	1,568,120	—	1,568,120	1,656,568	—	1,656,568
Depreciation and amortization	415,308	—	415,308	1,243,490	—	1,243,490
	3,272,894	—	3,272,894	6,917,798	—	6,917,798
Operating loss	(1,164,784)	—	(1,164,784)	(510,203)	—	(510,203)
Other income (expense):
Interest expense, net	(459,124)	—	(459,124)	(1,331,799)	—	(1,331,799)
Gain on investments and sale of affiliate interests	—	—	—	5	—	5
Gain (loss) on interest rate swap contracts, net	1,147	—	1,147	(142)	—	(142)
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	—	(1,693)	—	(1,693)
Other expense, net	(591)	—	(591)	(2,388)	—	(2,388)
	(458,568)	—	(458,568)	(1,336,017)	—	(1,336,017)
Loss before income taxes	(1,623,352)	—	(1,623,352)	(1,846,220)	—	(1,846,220)
Income tax benefit	1,397	432,365	433,762	65,008	432,365	497,373
Net loss	(1,621,955)	432,365	(1,189,590)	(1,781,212)	432,365	(1,348,847)
Net income attributable to noncontrolling interests	(3,944)	—	(3,944)	(16,614)	—	(16,614)
Net loss attributable to Optimum Communications, Inc. stockholders	$(1,625,899)	$432,365	$(1,193,534)	$(1,797,826)	$432,365	$(1,365,461)
Net loss per share:
Basic and diluted net loss per share attributable to Optimum Communications, Inc. stockholders	$(3.47)	$0.92	$(2.55)	$(3.85)	$0.93	$(2.92)
Basic and diluted weighted average common shares (in thousands)	468,676	468,676	468,676	467,108	467,108	467,108
Cash dividends declared per common share	$—	$—	$—	$—	$—	$—

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

CSC Holdings, LLC and subsidiaries
	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Revenue	$2,108,110	$—	$2,108,110	$6,407,595	$—	$6,407,595
Operating expenses:
Programming and other direct costs	639,012	—	639,012	1,972,233	—	1,972,233
Other operating expenses	653,377	—	653,377	2,054,691	—	2,054,691
Restructuring, impairments and other operating items	1,568,120	—	1,568,120	1,656,568	—	1,656,568
Depreciation and amortization	415,308	—	415,308	1,243,490	—	1,243,490
	3,275,817	—	3,275,817	6,926,982	—	6,926,982
Operating loss	(1,167,707)	—	(1,167,707)	(519,387)	—	(519,387)
Other income (expense):
Interest expense, net	(460,506)	—	(460,506)	(1,335,999)	—	(1,335,999)
Gain on investments and sale of affiliate interests	—	—	—	5	—	5
Gain (loss) on interest rate swap contracts, net	1,147	—	1,147	(142)	—	(142)
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	—	(1,693)	—	(1,693)
Other expense, net	(591)	—	(591)	(2,388)	—	(2,388)
	(459,950)	—	(459,950)	(1,340,217)	—	(1,340,217)
Loss before income taxes	(1,627,657)	—	(1,627,657)	(1,859,604)	—	(1,859,604)
Income tax benefit	2,149	432,365	434,514	67,361	432,365	499,726
Net loss	(1,625,508)	432,365	(1,193,143)	(1,792,243)	432,365	(1,359,878)
Net income attributable to noncontrolling interests	(3,944)	—	(3,944)	(16,614)	—	(16,614)
Net loss attributable to CSC Holdings, LLC sole member	$(1,629,452)	$432,365	$(1,197,087)	$(1,808,857)	$432,365	$(1,376,492)

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
Consolidated Statements of Comprehensive Loss
The following tables present the effect of the Restatement Items on the unaudited interim consolidated statements of comprehensive loss (unaudited):

Optimum Communications, Inc. and subsidiaries
	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(1,621,955)	$432,365	$(1,189,590)	$(1,781,212)	$432,365	$(1,348,847)
Other comprehensive income (loss):
Defined benefit pension plans	(127)	—	(127)	2,844	—	2,844
Applicable income taxes	34	—	34	(767)	—	(767)
Defined benefit pension plans, net of income taxes	(93)	—	(93)	2,077	—	2,077
Foreign currency translation adjustment	(530)	—	(530)	354	—	354
Other comprehensive income (loss)	(623)	—	(623)	2,431	—	2,431
Comprehensive loss	(1,622,578)	432,365	(1,190,213)	(1,778,781)	432,365	(1,346,416)
Comprehensive income attributable to noncontrolling interests	(3,944)	—	(3,944)	(16,614)	—	(16,614)
Comprehensive loss attributable to Optimum Communications, Inc. stockholders	(1,626,522)	432,365	(1,194,157)	(1,795,395)	432,365	(1,363,030)

CSC Holdings, LLC and subsidiaries
	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(1,625,508)	$432,365	$(1,193,143)	$(1,792,243)	$432,365	$(1,359,878)
Other comprehensive income (loss):
Defined benefit pension plans	(127)	—	(127)	2,844	—	2,844
Applicable income taxes	34	—	34	(767)	—	(767)
Defined benefit pension plans, net of income taxes	(93)	—	(93)	2,077	—	2,077
Foreign currency translation adjustment	(530)	—	(530)	354	—	354
Other comprehensive income (loss)	(623)	—	(623)	2,431	—	2,431
Comprehensive loss	(1,626,131)	432,365	(1,193,766)	(1,789,812)	432,365	(1,357,447)
Comprehensive income attributable to noncontrolling interests	(3,944)	—	(3,944)	(16,614)	—	(16,614)
Comprehensive loss attributable to CSC Holdings, LLC sole member	$(1,630,075)	$432,365	$(1,197,710)	$(1,806,426)	$432,365	$(1,374,061)

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
Consolidated Statements of Stockholders’/Member's Equity (Deficiency)
The following tables present the effect of the Restatement Items on the unaudited interim consolidated statements of stockholders’/member's equity (deficiency) (unaudited):

Optimum Communications, Inc. and subsidiaries
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Altice USA Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at September 30, 2025 (as previously reported)	$2,864	$1,842	$256,363	$(2,501,819)	$(10)	$(1,395)	$(2,242,155)	$2,565	$(2,239,590)
Restatement Items	—	—	—	432,365	—	—	432,365	—	432,365
Balance at September 30, 2025 (as restated)	$2,864	$1,842	$256,363	$(2,069,454)	$(10)	$(1,395)	$(1,809,790)	$2,565	$(1,807,225)

CSC Holdings, LLC and subsidiaries
	Member's Deficiency	Accumulated Other Comprehensive Loss	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at September 30, 2025 (as previously reported)	$(2,253,412)	$(1,395)	$(2,254,807)	$2,565	$(2,252,242)
Restatement Items	432,365	—	432,365	—	432,365
Balance at September 30, 2025 (as restated)	$(1,821,047)	$(1,395)	$(1,822,442)	$2,565	$(1,819,877)

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
Consolidated Statements of Cash Flows
The following tables present the effect of the Restatement Items on the unaudited interim consolidated statements of cash flows (unaudited):

Optimum Communications, Inc. and subsidiaries
	Nine Months Ended September 30, 2025
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(1,781,212)	$432,365	$(1,348,847)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,243,490	—	1,243,490
Indefinite-lived cable franchise rights impairment	1,611,308	—	1,611,308
Gain on investments, sale of assets or sale of affiliate interests	(55,119)	—	(55,119)
Loss on extinguishment of debt and write-off of deferred financing costs	1,693	—	1,693
Amortization of deferred financing costs and discounts (premiums) on indebtedness	15,802	—	15,802
Share-based compensation expense	43,628	—	43,628
Deferred income taxes	(177,714)	(432,365)	(610,079)
Decrease in right-of-use assets	33,708	—	33,708
Allowance for credit losses	47,624	—	47,624
Other	892	—	892
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(42,578)	—	(42,578)
Prepaid expenses and other assets	(45,616)	—	(45,616)
Amounts due from and due to affiliates	(5,520)	—	(5,520)
Accounts payable and accrued liabilities	(143,007)	—	(143,007)
Interest payable	(65,746)	—	(65,746)
Deferred revenue	58,700	—	58,700
Interest rate swap contracts	6,563	—	6,563
Net cash provided by operating activities	746,896	—	746,896
Cash flows from investing activities:
Capital expenditures	(1,065,163)	—	(1,065,163)
Payments for acquisitions, net of cash acquired	(7,616)	—	(7,616)
Proceeds related to sale of equipment, net of costs of disposal	62,729	—	62,729
Additions to other intangible assets	(643)	—	(643)
Net cash used in investing activities	(1,010,693)	—	(1,010,693)
Cash flows from financing activities:
Proceeds from long-term debt	1,835,000	—	1,835,000
Repayment of debt	(577,619)	—	(577,619)
Principal payments on finance lease obligations	(98,347)	—	(98,347)
Additions to deferred financing costs	(65,937)	—	(65,937)
Distributions to noncontrolling interests	(26,452)	—	(26,452)
Other, net	(16,362)	—	(16,362)
Net cash provided by (used in) financing activities	1,050,283	—	1,050,283
Net increase (decrease) in cash and cash equivalents	786,486	—	786,486
Effect of exchange rate changes on cash and cash equivalents	354	—	354
Net increase (decrease) in cash, cash equivalents and restricted cash	786,840	—	786,840
Cash, cash equivalents and restricted cash at beginning of year	256,824	—	256,824
Cash, cash equivalents and restricted cash at end of period	$1,043,664	$—	$1,043,664

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

CSC Holdings, LLC and subsidiaries
	Nine Months Ended September 30, 2025
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(1,792,243)	$432,365	(1,359,878)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,243,490	—	1,243,490
Indefinite-lived cable franchise rights impairment	1,611,308	—	1,611,308
Gain on investments, sale of assets or sale of affiliate interests	(55,119)	—	(55,119)
Loss on extinguishment of debt and write-off of deferred financing costs	1,693	—	1,693
Amortization of deferred financing costs and discounts (premiums) on indebtedness	15,802	—	15,802
Share-based compensation expense	43,628	—	43,628
Deferred income taxes	(177,714)	(432,365)	(610,079)
Decrease in right-of-use assets	33,708	—	33,708
Allowance for credit losses	47,624	—	47,624
Other	892	—	892
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(42,578)	—	(42,578)
Prepaid expenses and other assets	(43,433)	—	(43,433)
Amounts due from and due to affiliates	(6,262)	—	(6,262)
Accounts payable and accrued liabilities	(129,494)	—	(129,494)
Interest payable	(65,746)	—	(65,746)
Deferred revenue	58,700	—	58,700
Interest rate swap contracts	6,563	—	6,563
Net cash provided by operating activities	750,819	—	750,819
Cash flows from investing activities:
Capital expenditures	(1,065,163)	—	(1,065,163)
Payments for acquisitions, net of cash acquired	(7,616)	—	(7,616)
Proceeds related to sale of equipment, net of costs of disposal	62,729	—	62,729
Additions to other intangible assets	(643)	—	(643)
Net cash used in investing activities	(1,010,693)	—	(1,010,693)
Cash flows from financing activities:
Proceeds from long-term debt	1,835,000	—	1,835,000
Repayment of debt	(583,619)	—	(583,619)
Distributions to parent	(9,738)	—	(9,738)
Principal payments on finance lease obligations	(98,347)	—	(98,347)
Additions to deferred financing costs	(65,937)	—	(65,937)
Other, net	(5,500)	—	(5,500)
Distributions to noncontrolling interests	(26,452)	—	(26,452)
Net cash provided by (used in) financing activities	1,045,407	—	1,045,407
Net increase (decrease) in cash and cash equivalents	785,533	—	785,533
Effect of exchange rate changes on cash and cash equivalents	354	—	354
Net increase (decrease) in cash, cash equivalents and restricted cash	785,887	—	785,887
Cash, cash equivalents and restricted cash at beginning of year	246,616	—	246,616
Cash, cash equivalents and restricted cash at end of period	$1,032,503	$—	$1,032,503
The following reflects the effect of the Restatement Items on the Income Taxes disclosure for the three and nine months ended September 30, 2025 (unaudited):
For the three and nine months ended September 30, 2025, we recorded a tax benefit of $433,762 and $497,373, as restated, on pre-tax loss of $1,623,352 and $1,846,220, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
The following tables reflect the effect of the Restatement Items on the Company's Restricted Group financial information as of and for the three and nine months ended September 30, 2025 (unaudited):

	As of September 30, 2025
	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Current assets	$1,328,819	$—	$1,328,819
Long term assets	25,053,596	—	25,053,596
Total assets	26,382,415	—	26,382,415

LIABILITIES AND MEMBER'S DEFICIENCY
Current liabilities	2,752,308	—	2,752,308
Long-term debt	23,743,976	—	23,743,976
Long-term liabilities	4,573,559	(432,365)	4,141,194
Total liabilities	31,069,843	(432,365)	30,637,478

Total member's deficiency	(4,687,428)	432,365	(4,255,063)
Noncontrolling interests	—	—	—
Total deficiency	(4,687,428)	432,365	(4,255,063)
Total liabilities and member's deficiency	26,382,415	—	26,382,415

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Revenue	$1,795,298	$—	$1,795,298	$5,860,208	$—	$5,860,208
Operating expenses	3,055,208	—	3,055,208	6,544,812	—	6,544,812
Operating income	(1,259,910)	—	(1,259,910)	(684,604)	—	(684,604)
Other expense, net	(415,854)	—	(415,854)	(1,247,567)	—	(1,247,567)
Income (loss) before income taxes	(1,675,764)	—	(1,675,764)	(1,932,171)	—	(1,932,171)
Income tax benefit (expense)	13,212	432,365	445,577	82,264	432,365	514,629
Net income (loss)	(1,662,552)	432,365	(1,230,187)	(1,849,907)	432,365	(1,417,542)
Net loss (income) attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to CSC Holdings, LLC sole member	$(1,662,552)	$432,365	$(1,230,187)	$(1,849,907)	$432,365	$(1,417,542)
NOTE 5.    ACCOUNTING STANDARDS
Accounting Standards Adopted in 2025
ASU No. 2023-09 Income Taxes—Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes—Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
income taxes paid. We adopted ASU No. 2023-09 for the year ended December 31, 2025. See Note 16 for additional disclosures.
Accounting Standards Adopted in 2024
ASU No. 2023-07 Segment Reporting—Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities. ASU No. 2023-07 is meant to enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and provide new segment disclosure requirements for entities with a single reportable segment. We adopted ASU 2023-07 for the year ended December 31, 2024. See Note 20 for further information.
Accounting Standards Adopted in 2023
ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, to enhance transparency about an entity’s use of supplier finance programs. ASU 2022-04 requires the buyer in a supplier finance program to disclose (a) information about the key terms of the program, (b) the amount outstanding that remains unpaid by the buyer as of the end of the period, (c) a rollforward of such amounts during each annual period, and (d) a description of where in the financial statements outstanding amounts are being presented. We adopted ASU 2022-04 on January 1, 2023. See Note 13 for further information.
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
The following table presents a reconciliation of weighted average shares used in the calculations of the basic and diluted net income per share attributable to Optimum Communications stockholders:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Basic weighted average shares outstanding	467,782	459,888	454,723
Effect of dilution:
Restricted stock	—	—	74
Deferred cash-denominated awards (Note 17)	—	—	237
Diluted weighted average shares outstanding	467,782	459,888	455,034

Weighted average shares excluded from diluted weighted average shares outstanding:
Anti-dilutive shares	29,901	32,488	46,084
Share-based compensation awards whose performance metrics have not been achieved	24,339	23,950	20,831
Net income (loss) per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Optimum Communications.
NOTE 7.    ALLOWANCE FOR CREDIT LOSSES
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

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
NOTE 8.    SUPPLEMENTAL CASH FLOW INFORMATION
Our non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2025	2024	2023
Non-Cash Investing and Financing Activities:

Optimum Communications and CSC Holdings:
Capital expenditures accrued but unpaid	$269,438	$331,826	$317,000
Vendor financed capital additions	3,218	34,883	—
Notes payable for the purchase of equipment and other assets	—	50,642	213,325
Right-of-use assets acquired in exchange for finance lease obligations	63,498	44,356	133,056
Additions to other intangible assets	8,356	—	—
Payable relating to acquisition of noncontrolling interest	—	—	7,036
Contingent consideration related to acquisitions	—	11,474	—
Other non-cash investing and financing transactions	—	—	249
Principal amount of Incremental Term Loan B-7 issued	2,000,000	—	—
Principal amount of Incremental Term Loan B-7 redeemed	(2,000,000)	—	—
Transfer of i24 NEWS to an entity under common control	(9,513)	—	—

CSC Holdings:
Contributions from parent, net	43	5,794	8,183
Supplemental Data:
Optimum Communications and CSC Holdings:
Cash interest paid, net of capitalized interest of $—, $2,720 and $15,830, respectively	1,781,107	1,619,970	1,582,646
CSC Holdings:
Cash interest paid relating to a note payable to Captive (see Note 18)	5,234	1,460	—
Reconciliation of cash, cash equivalents and restricted cash:

	Years Ended December 31,
	2025	2024
Optimum Communications:
Cash and cash equivalents	$1,012,201	$256,534
Restricted cash, short-term (see Note 13)	107,384	290
Restricted cash, long-term, included within the line item "other assets" (see Note 13)	21,858	—
Total cash, cash equivalents and restricted cash	$1,141,443	$256,824

	Years Ended December 31,
	2025	2024
CSC Holdings:
Cash and cash equivalents	$1,001,919	$246,326
Restricted cash, short-term (see Note 13)	107,384	290
Restricted cash, long-term, included within the line item "other assets" (see Note 13)	21,858	—
Total cash, cash equivalents and restricted cash	$1,131,161	$246,616

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
NOTE 9.    RESTRUCTURING, IMPAIRMENTS AND OTHER OPERATING ITEMS
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

(a)We recorded an impairment charge related to our indefinite-lived cable franchise rights in 2025 and we recorded an impairment charge relating to our News and Advertising reporting unit in 2023. See Note 12 for additional information.
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
NOTE 10.    PROPERTY, PLANT AND EQUIPMENT
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
NOTE 11.    LEASES
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

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
NOTE 13.    DEBT
The following table provides details of our outstanding debt:

		Interest Rate at December 31, 2025	December 31, 2025		December 31, 2024
Date Issued	Maturity Date		Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
October 18, 2018	April 1, 2028	7.500%	$4,118	$4,116	$4,118	$4,115
November 27, 2018	April 1, 2028	7.500%	1,045,882	1,045,342	1,045,882	1,045,130
July 10 and October 7, 2019	January 15, 2030	5.750%	2,250,000	2,268,198	2,250,000	2,272,150
June 16 and August 17. 2020	December 1, 2030	4.625%	2,325,000	2,350,423	2,325,000	2,354,856
May 13, 2021	November 15, 2031	5.000%	500,000	498,846	500,000	498,681
			6,125,000	6,166,925	6,125,000	6,174,932
CSC Holdings Senior Guaranteed Notes:
September 23, 2016	April 15, 2027	5.500%	1,310,000	1,309,053	1,310,000	1,308,363
January 29, 2018	February 1, 2028	5.375%	1,000,000	997,814	1,000,000	996,853
January 31, 2019	February 1, 2029	6.500%	1,750,000	1,748,770	1,750,000	1,748,423
June 16, 2020	December 1, 2030	4.125%	1,100,000	1,097,399	1,100,000	1,096,940
August 17, 2020	February 15, 2031	3.375%	1,000,000	998,183	1,000,000	997,864
May 13, 2021	November 15, 2031	4.500%	1,500,000	1,496,573	1,500,000	1,496,075
April 25, 2023	May 15, 2028	11.250%	1,000,000	996,406	1,000,000	995,174
January 25, 2024	January 31, 2029	11.750%	2,050,000	2,037,054	2,050,000	2,033,786
			10,710,000	10,681,252	10,710,000	10,673,478
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility (b)	July 13, 2027	6.100%	2,125,000	2,123,506	1,700,000	1,697,559
Incremental Term Loan B-5 (c)	April 15, 2027	8.250%	2,827,500	2,822,895	2,857,500	2,849,460
Incremental Term Loan B-6 (d)	January 15, 2028		—	—	1,966,908	1,936,863
Incremental Term Loan B-7 (d)			—	—	—	—
			4,952,500	4,946,401	6,524,408	6,483,882
UnSub Group Credit Facility:
November 25, 2025	November 25, 2028	9.000%	2,000,000	1,898,893	—	—
Receivables Facility Loan:
July 16, 2025	January 16, 2031	8.875%	980,091	881,175	—	—
Lightpath Senior Notes:
September 29, 2020	September 15, 2028	5.625%	415,000	411,428	415,000	410,249
Lightpath Senior Secured Notes:
September 29, 2020	September 15, 2027	3.875%	450,000	447,320	450,000	445,836
Lightpath Credit Agreement:
Lightpath Term Loan Facility(e)	November 30, 2027	6.750%	669,183	667,201	676,000	673,107
Lightpath Revolving Credit Facility (f)			—	—	—	—
			1,534,183	1,525,949	1,541,000	1,529,192
Finance Lease Obligations (see Note 11)			105,619	105,619	145,362	145,362
Supply Chain Financing			—	—	50,642	50,642
			26,407,393	26,206,214	25,096,412	25,057,488
Less: current maturities			(60,842)	(60,842)	(185,473)	(185,473)
Long-term debt			$26,346,551	$26,145,372	$24,910,939	$24,872,015

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
(c)Incremental Term Loan B-5 requires quarterly installments of $7,500 and bore interest at a rate equal to Synthetic USD London Interbank Offered Rate ("LIBOR") plus 2.50% per annum through March 31, 2025. Thereafter, we are required to pay interest at a rate equal to the alternate base rate ("ABR"), plus the applicable margin, where the ABR is the greater of (x) prime rate or (y) the federal funds effective rate plus 50 basis points and the applicable margin for any ABR loan is 1.50% per annum.
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
Lightpath Credit Facility
On September 29, 2020, Lightpath entered into a credit agreement between, inter alios, certain lenders party thereto and Goldman Sachs Bank USA, as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent (the "Lightpath Credit Agreement"), which initially provided for, among other things, (i) a term loan in an

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
aggregate principal amount of $600,000 (the "Lightpath Term Loan Facility") at a price of 99.50% of the aggregate principal amount, which was drawn on November 30, 2020, and (ii) revolving loan commitments in an aggregate principal amount of $100,000 (the "Lightpath Revolving Credit Facility").
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
Lightpath ABS
On February 10, 2026, Lightpath Fiber Issuer LLC (the "Issuer") priced an offering of $1,657,000 in aggregate principal amount of Secured Fiber Network Revenue Notes, Series 2026-1 (the "Notes"), in a securitization transaction (the "Offering"). The Issuer is a newly formed, wholly owned and bankruptcy-remote indirect subsidiary of Lightpath. The Issuer, Lightpath Fiber Guarantor LLC, as guarantor, and certain other obligors party thereto entered into a Note Purchase Agreement on February 10, 2026, with the initial purchasers named thereto, related to the issuance and sale of the Notes. The Notes consist of $1,527,000 in aggregate principal amount of Series 2026-1, Class A-2 Notes (the "Class A-2 Notes") and $130,000 in aggregate principal amount of Series 2026-1, Class B Notes (the "Class B Notes"). The Class A-2 Notes will bear interest at a rate of 5.597%, and the Class B Notes will bear interest at a rate of 5.890%. The Notes will pay interest monthly in arrears, beginning April 2026, and mature in March 2031. The proceeds of the Offering, if and when consummated, will be used, together with cash on the balance sheet, to (i) pay transaction fees and expenses, (ii) deposit funds into the liquidity reserve accounts, (iii) repay Lightpath’s existing indebtedness and associated repayment costs, and (iv) for general corporate purposes. We expect the Offering to close on or around March 3, 2026, subject to satisfaction of customary closing conditions.
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

	For the Year Ended December 31,
	2025	2024	2023
Settlement of collateralized debt (see Note 14)	$—	$—	$4,393
Incremental borrowing under the Lightpath Term Loan Facility	—	(5,866)	—
Repayment of CSC Holdings Term Loan B and Incremental Term Loan B-3	—	(2,598)	—
Redemption of 5.250% Senior Notes and 5.250% Series B Senior Notes due June 2024	—	(4,437)	—
Repayment of CSC Holdings Term Loan B-6	(21,809)	—	—
Early termination of certain finance leases	(1,693)	—	—
	$(23,502)	$(12,901)	$4,393

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
Summary of Debt Maturities
The future principal payments under our various debt obligations outstanding as of December 31, 2025, excluding finance lease obligations (see Note 11), are as follows:

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
NOTE 14.    DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS
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
NOTE 15.    FAIR VALUE MEASUREMENT
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
The table above excludes the estimated fair value of CSC Holding's note payable to Captive of $82,500 and $90,500 for the years ended December 31, 2025 and 2024, as it is eliminated in the Optimum Communications' consolidated financial statements (see Note 18). The carrying value of the note payable approximates fair value due to its short-term maturity (less than one year).
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
NOTE 16.    INCOME TAXES
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
Pre-tax income (loss) for the years ended December 31, 2025, 2024 and 2023 consist of the following components:

	Optimum Communications			CSC Holdings
	Years Ended December 31,			Years Ended December 31,
	2025	2024	2023	2025	2024	2023
U.S	$(1,871,460)	$(43,023)	$148,464	$(1,887,059)	$(46,367)	$148,464
International	(58,495)	(39,325)	(29,899)	(58,495)	(39,325)	(29,899)
	(1,929,955)	(82,348)	118,565	(1,945,554)	(85,692)	118,565
Income tax expense for the years ended December 31, 2025, 2024 and 2023 consist of the following components:

	Optimum Communications			CSC Holdings
	Years Ended December 31,			Years Ended December 31,
	2025	2024	2023	2025	2024	2023
	(as restated)			(as restated)
Current expense (benefit):
Federal	$93,502	$312,330	$227,189	$88,425	$311,628	$227,189
State	32,681	79,651	39,149	32,681	79,651	47,331
Foreign	(204)	—	105	(204)	—	105
Total current	125,979	391,981	266,443	120,902	391,279	274,625
Deferred expense (benefit):
Federal	(499,330)	(321,244)	(210,378)	(497,520)	(321,245)	(210,378)
State	(155,380)	(74,872)	(16,547)	(155,380)	(78,370)	(21,680)
Foreign	44	64	10	44	64	10
Total deferred	(654,666)	(396,052)	(226,915)	(652,856)	(399,551)	(232,048)
Income tax expense (benefit)	$(528,687)	$(4,071)	$39,528	$(531,954)	$(8,272)	$42,577
The income tax expense (benefit) attributable to operations differs from the amount derived by applying the statutory federal rate to pretax income (loss) principally due to the effect of the following items:

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	Optimum Communications
	Years Ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(as restated)
Federal tax expense (benefit) at statutory rate	$(405,291)	21.00%	$(17,293)	21.00%	$24,899	21.00%
State income taxes, net of federal impact (a)	(139,568)	7.23%	(75,578)	91.78%	27,329	23.05%
Foreign tax effects:
Israel:
NOLs net of changes in the valuation allowance	12,167	(0.63)%	8,444	(10.25)%	6,806	5.74%
Other Foreign Jurisdictions	98	(0.01)%	(214)	0.26%	(131)	(0.11)%
Effect of Cross-Border Tax Laws	(12,235)	0.63%	(8,363)	10.16%	(6,097)	(5.14)%
Tax credits	(5,837)	0.30%	(3,882)	4.72%	(3,529)	(2.98)%
Nontaxable or Nondeductible Items:
Excess tax deficiencies related to share-based compensation	2,030	(0.11)%	12,353	(15.00)%	11,696	9.86%
Goodwill impairment	—	—%	—	—%	34,241	28.88%
Noncontrolling interests	(7,394)	0.38%	(5,274)	6.40%	(5,529)	(4.66)%
Business dispositions	5,694	(0.30)%	16,887	(20.51)%	(36,748)	(30.99)%
Other, net	12,134	(0.61)%	4,907	(5.97)%	901	0.76%
Changes in unrecognized tax benefits	9,515	(0.49)%	63,942	(77.65)%	(14,310)	(12.07)%
Income tax expense (benefit)	$(528,687)	27.39%	$(4,071)	4.94%	$39,528	33.34%

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

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	CSC Holdings
	Years Ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(as restated)
Federal tax expense (benefit) at statutory rate	$(408,567)	21.00%	$(17,995)	21.00%	$24,899	21.00%
State income taxes, net of federal impact (a)	(139,568)	7.17%	(79,077)	92.28%	30,378	25.62%
Foreign tax effects:
Israel:
NOLs net of changes in the valuation allowance	12,167	(0.63)%	8,444	(9.85)%	6,806	5.74%
Other Foreign Jurisdictions	98	(0.01)%	(214)	0.25%	(131)	(0.11)%
Effect of Cross-Border Tax Laws	(12,235)	0.63%	(8,363)	9.76%	(6,097)	(5.14)%
Tax credits	(5,837)	0.30%	(3,882)	4.53%	(3,529)	(2.98)%
Nontaxable or Nondeductible Items:
Excess tax deficiencies related to share-based compensation	2,030	(0.10)%	12,353	(14.42)%	11,696	9.86%
Goodwill impairment	—	—%	—	—%	34,241	28.88%
Noncontrolling interests	(7,394)	0.38%	(5,274)	6.15%	(5,529)	(4.66)%
Business dispositions	5,694	(0.29)%	16,887	(19.71)%	(36,748)	(30.99)%
Other, net	12,143	(0.62)%	4,907	(5.72)%	901	0.76%
Changes in unrecognized tax benefits	9,515	(0.49)%	63,942	(74.62)%	(14,310)	(12.07)%
Income tax expense (benefit)	$(531,954)	27.34%	$(8,272)	9.65%	$42,577	35.91%

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
In 2024, we decided to exit the commitment we made in May 2021 of investing $600,000 in capital gains generated from the 49.99% sale of Lightpath in 2020, into Qualified Opportunity Zones ("QOZ") over the next 5 years, which allowed for tax deferral recognition until 2026. The tax expense impact of this exit is approximately $1,269 for the year ended December 31, 2024.
Also during 2024, we increased our unrecognized tax benefit ("UTB") reserve liability for tax years 2023 and 2024 relating to the qualified emerging technology company ("QETC") position taken in 2022, as well as for the state impact on the QOZ exit discussed above.
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
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)
The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance are as follows:

	Optimum Communications		CSC Holdings
	December 31,		December 31,
	2025	2024	2025	2024
	(as restated)		(as restated)
Noncurrent
NOLs, capital loss, and tax credit carry forwards	$106,672	$129,444	$86,332	$109,103
Nondeductible interest	1,005,148	781,826	1,005,148	781,826
Other nondeductible accruals	185,500	160,090	183,689	160,090
Other	6,656	42,388	6,656	42,388
Deferred tax assets	1,303,976	1,113,748	1,281,825	1,093,407
Less: Valuation allowance	(44,592)	(93,005)	(24,252)	(72,664)
Net deferred tax assets, noncurrent	1,259,384	1,020,743	1,257,573	1,020,743

Deferred tax liabilities:
Franchise rights intangibles	(2,938,973)	(3,355,488)	(2,938,973)	(3,355,488)
Fixed assets	(1,604,996)	(1,545,836)	(1,604,996)	(1,545,836)
Other intangibles	(256,429)	(307,235)	(256,429)	(307,235)
Partnership investments	(183,100)	(185,473)	(183,100)	(185,473)
Other	(76,738)	(82,272)	(76,738)	(82,272)
Deferred tax liability, noncurrent	(5,060,236)	(5,476,304)	(5,060,236)	(5,476,304)
Total net deferred tax liabilities	$(3,800,852)	$(4,455,561)	$(3,802,663)	$(4,455,561)
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
In January 2023, we commenced a stock option exchange program (the "Exchange Offer") pursuant to which eligible employees were provided the opportunity to exchange eligible stock options for a number of restricted stock units ("RSU") and deferred cash-denominated awards ("DCA") at the exchange ratio of one RSU and $10 of DCAs for every seven eligible options tendered. In connection with the Exchange Offer, we canceled 24,015,508 options and granted 3,430,433 restricted stock units and $34,309 of DCAs awards. The exchange of these options was accounted for as a modification of share-based compensation awards. Accordingly, we recognized the unamortized compensation cost related to the cancelled options of approximately $33,475, as well as the incremental compensation cost associated with the replacement awards of $34,000 over their two year vesting term.
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
NOTE 18.    AFFILIATE AND RELATED PARTY TRANSACTIONS
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
Legal Matters
On December 7, 2023, Warner Records Inc., Sony Music Publishing (US) LLC and a number of other purported copyright holders (collectively, the "Warner Plaintiffs") filed a complaint in the U.S. District Court for the Eastern District of Texas (the "Warner Matter"), alleging that certain of our Internet subscribers directly infringed over 10,700 of the Warner Plaintiffs’ copyrighted works. The Warner Plaintiffs seek to hold us liable for claims of contributory infringement of copyright and vicarious copyright infringement. The Warner Plaintiffs also claim that our alleged secondary infringement was willful and seek substantial statutory damages. On July 15, 2025, the Court issued an order staying the case, including the trial scheduled to commence in September 2025, pending the Supreme Court of the United States’ decision in Cox Communications, Inc. v. Sony Music Entertainment.
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
NOTE 20.    SEGMENT REPORTING
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
NOTE 21.    SUPPLEMENTAL INFORMATION
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
In July 2025, Cablevision Funding LLC ("Cablevision Funding"), an indirect wholly-owned subsidiary of CSC Holdings, entered into a Receivables Facility Loan and Security Agreement, by and among Cablevision Funding, the guarantors party thereto, and certain lenders and agents. In connection with this financing, certain subsidiaries of CSC Holdings that constitute substantially all of CSC Holdings’ operations in the Bronx and Brooklyn service area and network assets located in that area were declared as unrestricted subsidiaries (the "July Designation").
In November 2025, we entered into an amendment to the CSC Holdings' Credit Facility. In connection with this amendment, we changed the composition of the Restricted Group by designating certain additional subsidiaries of CSC Holdings as unrestricted subsidiaries (the "November Designation"). This shift was intended to provide us with greater operational and financial flexibility.
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

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CSC HOLDINGS, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share and per share amounts)

	As of December 31, 2025
	Restricted Group	Unrestricted Group	Eliminations (a)	CSC Holdings
	(as restated)			(as restated)
ASSETS
Current assets	$1,627,555	$433,473	$(423,996)	$1,637,032
Long term assets	9,067,171	20,005,634	(1,899)	29,070,906
Total assets	$10,694,726	$20,439,107	$(425,895)	$30,707,938

LIABILITIES AND MEMBER'S EQUITY (DEFICIENCY)
Current liabilities	$1,104,672	$1,448,584	$(437,716)	$2,115,540
Long-term debt	21,841,184	4,304,188	—	26,145,372
Long-term liabilities	2,575,699	1,752,947	(8,349)	4,320,297
Total liabilities	25,521,555	7,505,719	(446,065)	32,581,209

Total member's equity (deficiency)	(14,826,829)	12,905,013	26,617	(1,895,199)
Noncontrolling interests	—	28,375	(6,447)	21,928
Total equity (deficiency)	(14,826,829)	12,933,388	20,170	(1,873,271)
Total liabilities and member's equity (deficiency)	$10,694,726	$20,439,107	$(425,895)	$30,707,938

	As of December 31, 2024
	Restricted Group	Unrestricted Group	Eliminations (a)	CSC Holdings
ASSETS
Current assets	$773,050	$358,100	$(409,569)	$721,581
Long term assets	10,782,713	20,203,037	(920)	30,984,830
Total assets	$11,555,763	$20,561,137	$(410,489)	$31,706,411

LIABILITIES AND MEMBER'S EQUITY (DEFICIENCY)
Current liabilities	$1,314,432	$1,434,428	$(421,483)	$2,327,377
Long-term debt	23,344,591	1,527,424	—	24,872,015
Long-term liabilities	3,185,142	1,786,638	(5,141)	4,966,639
Total liabilities	27,844,165	4,748,490	(426,624)	32,166,031

Total member's equity (deficiency)	(16,288,402)	15,796,020	20,359	(472,023)
Noncontrolling interests	—	16,627	(4,224)	12,403
Total equity (deficiency)	(16,288,402)	15,812,647	16,135	(459,620)
Total liabilities and member's equity (deficiency)	$11,555,763	$20,561,137	$(410,489)	$31,706,411

(a)The "Eliminations" column primarily reflects the elimination of intercompany balances between the Restricted and Unrestricted Groups, including income tax receivables and payables, which are reflected on a net basis in consolidation at the CSC Holdings level.

	Year Ended December 31, 2025
	Restricted Group	Unrestricted Group	Eliminations (b)	CSC Holdings
	(as restated)			(as restated)
Revenue	$2,992,936	$5,612,340	$(14,809)	$8,590,467
Operating expenses (a)	4,278,337	4,449,550	(14,809)	8,713,078
Operating income	(1,285,401)	1,162,790	—	(122,611)
Other expense, net	(1,654,784)	(163,207)	(4,952)	(1,822,943)
Income (loss) before income taxes	(2,940,185)	999,583	(4,952)	(1,945,554)
Income tax benefit (expense)	800,451	(268,497)	—	531,954
Net income (loss)	(2,139,734)	731,086	(4,952)	(1,413,600)
Net loss (income) attributable to noncontrolling interests	—	(40,241)	4,264	(35,977)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(2,139,734)	$690,845	$(688)	$(1,449,577)

	Year Ended December 31, 2024
	Restricted Group	Unrestricted Group	Eliminations (b)	CSC Holdings
Revenue	$3,130,218	$5,840,746	$(16,547)	$8,954,417
Operating expenses	2,707,778	4,584,908	(16,547)	7,276,139
Operating income	422,440	1,255,838	—	1,678,278
Other expense, net	(1,666,602)	(94,447)	(2,921)	(1,763,970)
Income (loss) before income taxes	(1,244,162)	1,161,391	(2,921)	(85,692)
Income tax benefit (expense)	269,117	(260,845)	—	8,272
Net income (loss)	(975,045)	900,546	(2,921)	(77,420)
Net loss (income) attributable to noncontrolling interests	—	(27,562)	2,921	(24,641)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(975,045)	$872,984	$—	$(102,061)

(a)Restricted Group operating expenses for 2025 include an impairment charge of $1,611,308 related to our indefinite-lived cable franchise rights (see Note 12).
(b)The "Eliminations" column primarily reflects the elimination of intercompany transactions between the Restricted and Unrestricted Groups.