Form 10-Q/A
period 2026-03-31
Optimum Communications, Inc.
filed 2026-11-06
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Optimum Communications, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	OPTU	NYSE

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
FORM 10-Q/A

Explanatory Note
This Amendment No. 1 to our Quarterly Report on Form 10-Q/A (the "Form 10-Q/A") amends and restates certain information included in our Quarterly Report on Form 10-Q of Optimum Communications, Inc. (the "Company") for the three months ended March 31, 2026, which was filed with the Securities and Exchange Commission (the "SEC") on May 7, 2026 (the "Original First Quarter 2026 Quarterly Report").
As previously disclosed in our Current Report on Form 8-K filed with the SEC on September 21, 2026, the Audit Committee of the Company’s Board of Directors (the "Audit Committee"), in consultation with management, concluded that the Company’s previously issued financial statements identified below should no longer be relied upon because the Company inadvertently failed to recognize non-cash deferred tax benefits associated with two previous non-cash impairment charges of its indefinite-lived cable franchise rights during the three and nine months ended September 30, 2025 and the three months ended March 31, 2026 (the "Restatement Items").
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
• the consolidated financial statements as of and for the year ended December 31, 2025 included in our 2025 Annual Report filed with the SEC on February 13, 2026;
• the consolidated financial statements as of and for the three months ended March 31, 2026 included in our Original First Quarter 2026 Quarterly Report;
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
Accordingly, the Company is restating its financial statements as of and for the year ended December 31, 2025 and for the three and nine months ended September 30, 2025 (on Form 10-K/A filed on November 6, 2026), the three months ended March 31, 2026 (included herein) and the three and six months ended June 30, 2026 (on Form 10-Q/A filed on November 6, 2026). Additionally, because the errors also impact the consolidated financial statements of the Company’s wholly-owned subsidiary, CSC Holdings, LLC, we restated those consolidated financial statements for the corresponding periods which are furnished in the amended Quarterly Reports and amended Annual Report of the Company.
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
In connection with the restatement, management has assessed the effectiveness of our internal control over financial reporting. Based on this assessment, management identified a material weakness in our internal control over financial reporting related to accounting for income taxes, resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2025, and that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2025, December 31, 2025, March 31, 2026 and June 30, 2026.
In this Form 10-Q/A, the Company:
•Restates its Consolidated Balance Sheet as of March 31, 2026 and as of December 31, 2025, and the related Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss, Consolidated

Statements of Stockholders’ Deficiency, and Consolidated Statements of Cash Flows for the three months ended March 31, 2026, and the related notes;
•Amends Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," ("MD&A") for the three months ended March 31, 2026 to reflect the Restatement Items;
•Restates its unaudited interim financial statements for the three months ended March 31, 2026 and the related notes (see Note 2, "Basis of Presentation," in Part I, Item 1);
•Amends Part I, Item 4, "Controls and Procedures," to reflect the identification of a material weakness in our internal control over financial reporting and the resulting reassessment of the effectiveness of our disclosure controls and procedures as of March 31, 2026; and
•Amends Part II, Item 1A, "Risk Factors," to include an additional risk factor related to the material weakness in our internal control over financial reporting.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company is also including with this Form 10-Q/A currently dated certifications of the Company’s Chief Executive Officer and Principal Financial Officer (attached as Exhibits 31.1, 31.2 and 32), respectively.
Except for the amendments related to the Restatement Items and the other matters expressly described herein, no other changes have been made to the Original First Quarter 2026 Quarterly Report. Except as expressly described herein, this Form 10-Q/A has not been updated for events occurring after the filing of the Original First Quarter 2026 Quarterly Report and no attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the Original First Quarter 2026 Quarterly Report. Information regarding matters occurring subsequent to the filing of the Original First Quarter 2026 Quarterly Report may be found in the Company's Quarterly Reports on Form 10-Q, including Form 10-Q/As filed concurrently with this Form 10-Q/A, and other filings with the SEC and Note 2 to the consolidated financial statements included herein.
The Company is filing this Form 10-Q/A in order to amend the following sections of the Original First Quarter 2026 Quarterly Report:
•Part I, Item 1. Financial Statements
•Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I, Item 4. Controls and Procedures
•Part II, Item 1A. Risk Factors
•Part II, Item 6. Exhibits

Part I.        FINANCIAL INFORMATION
Item 1.     Financial Statements

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
	March 31, 2026 (Unaudited)	December 31, 2025
	(as restated)	(as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,048,634	$1,012,201
Restricted cash	64,461	107,384
Accounts receivable, trade (less allowance for credit losses of $26,580 and $35,389, respectively)	301,251	335,820
Prepaid expenses and other current assets ($445 and $475 due from affiliates, respectively)	259,769	189,391
Total current assets	1,674,115	1,644,796
Property, plant and equipment, net of accumulated depreciation of $10,133,696 and $9,835,958, respectively	8,270,834	8,351,391
Right-of-use operating lease assets	238,093	243,626
Other assets	106,748	120,341
Amortizable intangibles, net of accumulated amortization of $6,523,147 and $6,461,571, respectively	641,406	702,467
Indefinite-lived cable franchise rights	8,900,000	11,600,000
Goodwill	8,041,217	8,041,217
Total assets	$27,872,413	$30,703,838
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$798,677	$816,860
Interest payable	387,098	413,709
Accrued employee related costs	143,541	206,192
Deferred revenue	166,679	147,139
Debt	55,125	60,842
Other current liabilities ($20,008 and $27,029 due to affiliates, respectively)	419,789	406,280
Total current liabilities	1,970,909	2,051,022
Other liabilities	315,954	316,398
Deferred tax liability	2,968,556	3,801,088
Right-of-use operating lease liability	244,487	250,407
Long-term debt, net of current maturities	26,388,241	26,145,372
Total liabilities	31,888,147	32,564,287
Commitments and contingencies (Note 14)
Stockholders' Deficiency:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 294,231,378 shares issued and 293,263,749 outstanding as of March 31, 2026 and 288,381,276 shares issued and 287,413,647 outstanding as of December 31, 2025	2,942	2,884
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 183,019,308 shares outstanding as of March 31, 2026 and 183,019,831 shares outstanding as of December 31, 2025	1,830	1,830
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	250,845	252,553
Accumulated deficit	(4,302,408)	(2,141,238)
	(4,046,791)	(1,883,971)
Treasury stock, at cost (967,629 shares of Class A common stock)	(10)	(10)
Accumulated other comprehensive income	2,044	1,604
Total Optimum Communications stockholders' deficiency	(4,044,757)	(1,882,377)
Noncontrolling interests	29,023	21,928
Total stockholders' deficiency	(4,015,734)	(1,860,449)
Total liabilities and stockholders' deficiency	$27,872,413	$30,703,838
See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(as restated)
Revenue (including revenue from affiliates of $55 and $118, respectively) (See Note 13)	$2,065,368	$2,152,282
Operating expenses:
Programming and other direct costs (including charges from affiliates of $1,149 and $1,598, respectively) (See Note 13)	631,129	670,531
Other operating expenses (including charges from affiliates of $12,948 and $12,922, respectively) (See Note 13)	660,203	698,186
Restructuring, impairments and other operating items (See Note 7)	2,727,629	21,622
Depreciation and amortization	406,496	418,485
	4,425,457	1,808,824
Operating income	(2,360,089)	343,458
Other income (expense):
Interest expense, net	(457,819)	(428,016)
Gain on investments and sale of affiliate interests	—	5
Gain (loss) on interest rate swap contracts, net	2,398	(1,719)
Loss on extinguishment of debt and write-off of deferred financing costs	(106,045)	—
Other expense, net	(529)	(963)
	(561,995)	(430,693)
Loss before income taxes	(2,922,084)	(87,235)
Income tax benefit	768,009	15,964
Net loss	(2,154,075)	(71,271)
Net income attributable to noncontrolling interests	(7,095)	(4,405)
Net loss attributable to Optimum Communications, Inc. stockholders	$(2,161,170)	$(75,676)
Net loss per share:
Basic and diluted net loss per share	$(4.57)	$(0.16)
Basic and diluted weighted average common shares (in thousands)	472,420	464,862
Cash dividends declared per common share	$—	$—

See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(as restated)
Net loss	$(2,154,075)	$(71,271)
Other comprehensive income (loss):
Defined benefit pension plans	579	(1,540)
Applicable income taxes	(156)	415
Defined benefit pension plans, net of income taxes	423	(1,125)
Foreign currency translation adjustment	17	(54)
Other comprehensive income (loss)	440	(1,179)
Comprehensive loss	(2,153,635)	(72,450)
Comprehensive income attributable to noncontrolling interests	(7,095)	(4,405)
Comprehensive loss attributable to Optimum Communications, Inc. stockholders	$(2,160,730)	$(76,855)

See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Optimum Communications Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2026, as restated	$2,884	$1,830	$252,553	$(2,141,238)	$(10)	$1,604	$(1,882,377)	$21,928	$(1,860,449)
Net loss attributable to Optimum Communications stockholders	—	—	—	(2,161,170)	—	—	(2,161,170)	—	(2,161,170)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	7,095	7,095
Pension liability adjustments, net of income taxes	—	—	—	—	—	423	423	—	423
Foreign currency translation adjustment	—	—	—	—	—	17	17	—	17
Share-based compensation expense (equity classified)	—	—	7,565	—	—	—	7,565	—	7,565
Distributions to an entity under common control	—	—	(3,446)	—	—	—	(3,446)	—	(3,446)
Other, net	58	—	(5,827)	—	—	—	(5,769)	—	(5,769)
Balance at March 31, 2026, as restated	$2,942	$1,830	$250,845	$(4,302,408)	$(10)	$2,044	$(4,044,757)	$29,023	$(4,015,734)

Balance at January 1, 2025	$2,799	$1,842	$233,953	$(703,993)	$(10)	$(3,826)	$(469,235)	$12,403	$(456,832)
Net loss attributable to Optimum Communications stockholders	—	—	—	(75,676)	—	—	(75,676)	—	(75,676)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	4,405	4,405
Pension liability adjustments, net of income taxes	—	—	—	—	—	(1,125)	(1,125)	—	(1,125)
Foreign currency translation adjustment	—	—	—	—	—	(54)	(54)	—	(54)
Share-based compensation expense (equity classified)	—	—	11,587	—	—	—	11,587	—	11,587
Other, net	46	—	(8,543)	—	—	—	(8,497)	—	(8,497)
Balance at March 31, 2025	$2,845	$1,842	$236,997	$(779,669)	$(10)	$(5,005)	$(543,000)	$16,808	$(526,192)
See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(as restated)
Cash flows from operating activities:
Net loss	$(2,154,075)	$(71,271)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	406,496	418,485
Indefinite-lived cable franchise rights impairment	2,700,000	—
Gain on investments, sale of assets or sale of affiliate interests	—	(5)
Loss on extinguishment of debt and write-off of deferred financing costs	106,045	—
Amortization of deferred financing costs and discounts (premiums) on indebtedness	9,911	3,992
Share-based compensation expense	14,977	15,449
Deferred income taxes	(834,342)	(127,410)
Decrease in right-of-use assets	10,931	11,150
Allowance for credit losses	20,628	16,196
Other	479	399
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	13,941	17,187
Prepaid expenses and other assets	(79,588)	(55,377)
Amounts due from and due to affiliates	(8,277)	13,905
Accounts payable and accrued liabilities	(29,207)	42,958
Interest payable	(26,611)	(120,856)
Deferred revenue	18,043	18,816
Interest rate swap contracts	932	3,865
Net cash provided by operating activities	170,283	187,483
Cash flows from investing activities:
Capital expenditures	(307,704)	(356,124)
Payments for acquisitions, net of cash acquired	—	(7,616)
Other, net	3,031	191
Net cash used in investing activities	(304,673)	(363,549)
Cash flows from financing activities:
Proceeds from long-term debt	2,756,954	450,000
Repayment of debt	(2,524,081)	(220,014)
Principal payments on finance lease obligations	(6,289)	(17,262)
Additions to deferred financing costs	(112,630)	—
Other, net	(7,929)	(13,997)
Net cash provided by financing activities	106,025	198,727
Net increase (decrease) in cash and cash equivalents	(28,365)	22,661
Effect of exchange rate changes on cash and cash equivalents	17	(54)
Net increase (decrease) in cash, cash equivalents and restricted cash	(28,348)	22,607
Cash, cash equivalents and restricted cash at beginning of year	1,141,443	256,824
Cash, cash equivalents and restricted cash at end of period	$1,113,095	$279,431
See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except unit amounts)
	March 31, 2026 (Unaudited)	December 31, 2025
	(as restated)	(as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,036,628	$1,001,919
Restricted cash	64,461	107,384
Accounts receivable, trade (less allowance for credit losses of $26,580 and $35,389, respectively)	301,251	335,820
Prepaid expenses and other current assets ($9,165 and $2,821 due from affiliates, respectively)	268,636	191,909
Total current assets	1,670,976	1,637,032
Property, plant and equipment, net of accumulated depreciation of $10,133,696 and $9,835,958, respectively	8,270,834	8,351,391
Right-of-use operating lease assets	238,093	243,626
Other assets	118,342	132,205
Amortizable intangibles, net of accumulated amortization of $6,523,147 and $6,461,571, respectively	641,406	702,467
Indefinite-lived cable franchise rights	8,900,000	11,600,000
Goodwill	8,041,217	8,041,217
Total assets	$27,880,868	$30,707,938

LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$798,677	$816,860
Interest payable	387,098	413,709
Accrued employee related costs	143,541	206,192
Deferred revenue	166,679	147,139
Notes payable to affiliate (Note 13)	80,500	82,500
Debt	55,125	60,842
Other current liabilities ($20,008 and $27,230 due to affiliates, respectively)	402,595	388,298
Total current liabilities	2,034,215	2,115,540
Other liabilities	270,567	268,802
Deferred tax liability	2,968,556	3,801,088
Right-of-use operating lease liability	244,487	250,407
Long-term debt, net of current maturities	26,388,241	26,145,372
Total liabilities	31,906,066	32,581,209
Commitments and contingencies (Note 14)
Member's deficiency (100 membership units issued and outstanding)	(4,056,265)	(1,896,803)
Accumulated other comprehensive income	2,044	1,604
Total member's deficiency	(4,054,221)	(1,895,199)
Noncontrolling interests	29,023	21,928
Total deficiency	(4,025,198)	(1,873,271)
Total liabilities and member's deficiency	$27,880,868	$30,707,938

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(as restated)
Revenue (including revenue from affiliates of $55 and $118, respectively) (See Note 13)	$2,065,368	$2,152,282
Operating expenses:
Programming and other direct costs (including charges from affiliates of $1,149 and $1,598, respectively) (See Note 13)	631,129	670,531
Other operating expenses (including charges from affiliates of $12,948 and $12,922, respectively) (See Note 13)	661,970	699,705
Restructuring, impairments and other operating items (See Note 7)	2,727,629	21,622
Depreciation and amortization	406,496	418,485
	4,427,224	1,810,343
Operating income	(2,361,856)	341,939
Other income (expense):
Interest expense, net	(459,104)	(429,431)
Gain on investments and sale of affiliate interests	—	5
Gain (loss) on interest rate swap contracts, net	2,398	(1,719)
Loss on extinguishment of debt and write-off of deferred financing costs	(106,045)	—
Other expense, net	(529)	(963)
	(563,280)	(432,108)
Loss before income taxes	(2,925,136)	(90,169)
Income tax benefit	768,650	16,452
Net loss	(2,156,486)	(73,717)
Net income attributable to noncontrolling interests	(7,095)	(4,405)
Net loss attributable to CSC Holdings, LLC sole member	$(2,163,581)	$(78,122)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(as restated)
Net loss	$(2,156,486)	$(73,717)
Other comprehensive income (loss):
Defined benefit pension plans	579	(1,540)
Applicable income taxes	(156)	415
Defined benefit pension plans, net of income taxes	423	(1,125)
Foreign currency translation adjustment	17	(54)
Other comprehensive income (loss)	440	(1,179)
Comprehensive loss	(2,156,046)	(74,896)
Comprehensive income attributable to noncontrolling interests	(7,095)	(4,405)
Comprehensive loss attributable to CSC Holdings, LLC sole member	$(2,163,141)	$(79,301)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER'S DEFICIENCY
(In thousands)
(Unaudited)

	Member's Deficiency	Accumulated Other Comprehensive Income	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2026, as restated	$(1,896,803)	$1,604	$(1,895,199)	$21,928	$(1,873,271)
Net loss attributable to CSC Holdings, LLC sole member	(2,163,581)	—	(2,163,581)	—	(2,163,581)
Net income attributable to noncontrolling interests	—	—	—	7,095	7,095
Pension liability adjustments, net of income taxes	—	423	423	—	423
Foreign currency translation adjustment	—	17	17	—	17
Share-based compensation expense (equity classified)	7,565	—	7,565	—	7,565
Distributions to an entity under common control	(3,446)	—	(3,446)	—	(3,446)
Balance at March 31, 2026, as restated	$(4,056,265)	$2,044	$(4,054,221)	$29,023	$(4,025,198)

	Member's Deficiency	Accumulated Other Comprehensive Loss	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2025	$(468,197)	$(3,826)	$(472,023)	$12,403	$(459,620)
Net loss attributable to CSC Holdings, LLC sole member	(78,122)	—	(78,122)	—	(78,122)
Net income attributable to noncontrolling interests	—	—	—	4,405	4,405
Pension liability adjustments, net of income taxes	—	(1,125)	(1,125)	—	(1,125)
Foreign currency translation adjustment	—	(54)	(54)	—	(54)
Share-based compensation expense (equity classified)	11,587	—	11,587	—	11,587
Cash distributions to parent	(8,547)	—	(8,547)	—	(8,547)
Balance at March 31, 2025	$(543,279)	$(5,005)	$(548,284)	$16,808	$(531,476)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(as restated)
Cash flows from operating activities:
Net loss	$(2,156,486)	$(73,717)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	406,496	418,485
Indefinite-lived cable franchise rights impairment	2,700,000	—
Gain on investments, sale of assets or sale of affiliate interests	—	(5)
Loss on extinguishment of debt and write-off of deferred financing costs	106,045	—
Amortization of deferred financing costs and discounts (premiums) on indebtedness	9,911	3,992
Share-based compensation expense	14,977	15,449
Deferred income taxes	(834,496)	(127,410)
Decrease in right-of-use assets	10,931	11,150
Allowance for credit losses	20,628	16,196
Other	479	399
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	13,941	17,187
Prepaid expenses and other assets	(79,139)	(54,549)
Amounts due from and due to affiliates	(14,852)	14,733
Accounts payable and accrued liabilities	(26,009)	45,974
Interest payable	(26,611)	(120,858)
Deferred revenue	18,043	18,816
Interest rate swap contracts	932	3,865
Net cash provided by operating activities	164,790	189,707
Cash flows from investing activities:
Capital expenditures	(307,704)	(356,124)
Payments for acquisitions, net of cash acquired	—	(7,616)
Other, net	3,031	191
Net cash used in investing activities	(304,673)	(363,549)
Cash flows from financing activities:
Proceeds from long-term debt	2,756,954	450,000
Repayment of debt	(2,526,081)	(222,014)
Distributions to parent	—	(8,547)
Principal payments on finance lease obligations	(6,289)	(17,262)
Additions to deferred financing costs	(112,630)	—
Other, net	(2,160)	(5,500)
Net cash provided by (used in) financing activities	109,794	196,677
Net increase (decrease) in cash and cash equivalents	(30,089)	22,835
Effect of exchange rate changes on cash and cash equivalents	17	(54)
Net increase (decrease) in cash, cash equivalents and restricted cash	(30,072)	22,781
Cash, cash equivalents and restricted cash at beginning of year	1,131,161	246,616
Cash, cash equivalents and restricted cash at end of period	$1,101,089	$269,397

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
The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended.
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
In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.
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
Restatement
On September 16, 2026, the Audit Committee of the Company's Board of Directors (the "Audit Committee"), in consultation with management, concluded that our unaudited consolidated financial statements for the three months ended March 31, 2026 included in our Quarterly Report on Form 10-Q should be restated to correct errors related to our income tax accounting under ASC 740 Income Taxes (the "Restatement Items"). Specifically, we failed to recognize non-cash deferred tax benefits associated with non-cash impairment charges of our indefinite-lived cable franchise rights recorded during the three months ended March 31, 2026. Such errors resulted in understatements of deferred income tax benefits and overstatements of the related deferred tax liability, which accordingly also impacted total liabilities, accumulated deficit, total stockholders’ deficiency/total member's deficiency, net loss and loss per share.
Details of the restated consolidated financial statements as of and for the three months ended March 31, 2026 are provided below.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
Consolidated Balance Sheets
The following tables present the effect of the Restatement Items on the consolidated balance sheets for the periods indicated:

Optimum Communications, Inc. and subsidiaries	As of March 31, 2026
	As Previously Reported	Restatement Adjustments	As Restated
Deferred tax liability	$4,123,236	$(1,154,680)	$2,968,556
Total liabilities	33,042,827	(1,154,680)	31,888,147
Accumulated deficit	(5,457,088)	1,154,680	(4,302,408)
Total Optimum Communications stockholders' deficiency	(5,199,437)	1,154,680	(4,044,757)
Total stockholders' deficiency	(5,170,414)	1,154,680	(4,015,734)

CSC Holdings, LLC and subsidiaries	As of March 31, 2026
	As Previously Reported	Restatement Adjustments	As Restated

Deferred tax liability	$4,123,236	$(1,154,680)	$2,968,556
Total liabilities	33,060,746	(1,154,680)	31,906,066
Member's deficiency	(5,210,945)	1,154,680	(4,056,265)
Total member's deficiency	(5,208,901)	1,154,680	(4,054,221)
Total deficiency	(5,179,878)	1,154,680	(4,025,198)
Consolidated Statements of Operations
The following tables present the effect of the Restatement Items on the consolidated statements of operations for the periods indicated:

Optimum Communications, Inc. and subsidiaries	Three Months Ended March 31,
	As Previously Reported	Restatement Adjustments	As Restated
Loss before income taxes	$(2,922,084)	$—	$(2,922,084)
Income tax benefit	45,108	722,901	768,009
Net loss	(2,876,976)	722,901	(2,154,075)
Net loss attributable to Optimum Communications, Inc. stockholders	(2,884,071)	722,901	(2,161,170)
Net loss per share:
Basic and diluted net loss per share	$(6.10)	$1.53	$(4.57)
Basic and diluted weighted average common shares (in thousands)	472,420	472,420	472,420

CSC Holdings, LLC and subsidiaries	Three Months Ended March 31,
	As Previously Reported	Restatement Adjustments	As Restated
Loss before income taxes	$(2,925,136)	$—	$(2,925,136)
Income tax benefit	45,749	722,901	768,650
Net loss	(2,879,387)	722,901	(2,156,486)
Net loss attributable to CSC Holdings, LLC sole member	(2,886,482)	722,901	(2,163,581)

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
Consolidated Statements of Comprehensive Loss
The following tables present the effect of the Restatement Items, on the consolidated statements of comprehensive loss for the periods indicated:

Optimum Communications, Inc. and subsidiaries	Three Months Ended March 31, 2026
	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(2,876,976)	$722,901	$(2,154,075)
Comprehensive loss	(2,876,536)	722,901	(2,153,635)
Comprehensive loss attributable to Optimum Communications, Inc. stockholders	(2,883,631)	722,901	(2,160,730)

CSC Holdings, LLC and subsidiaries	Three Months Ended March 31, 2026
	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(2,879,387)	$722,901	$(2,156,486)
Comprehensive loss	(2,878,947)	722,901	(2,156,046)
Comprehensive loss attributable to CSC Holdings, LLC sole member	(2,886,042)	722,901	(2,163,141)
Consolidated Statements of Stockholders’/Member's Equity (Deficiency)
The following tables present the effect of the Restatement Items on the consolidated statements of stockholders’ equity (deficiency) for the periods indicated:

Optimum Communications, Inc. and subsidiaries
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Optimum Communications Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at March 31, 2026 (as previously reported)	$2,942	$1,830	$250,845	$(5,457,088)	$(10)	$2,044	$(5,199,437)	$29,023	$(5,170,414)
Restatement items relating to 2025	—	—	—	431,779	—	—	431,779	—	431,779
Restatement items relating to 2026	—	—	—	722,901	—	—	722,901	—	722,901
Balance at March 31, 2026 (as restated)	$2,942	$1,830	$250,845	$(4,302,408)	$(10)	$2,044	$(4,044,757)	$29,023	$(4,015,734)

CSC Holdings, LLC and subsidiaries
	Member's Deficiency	Accumulated Other Comprehensive Income	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at March 31, 2026 (as previously reported)	$(5,210,945)	$2,044	$(5,208,901)	$29,023	$(5,179,878)
Restatement items relating to 2025	431,779	—	431,779	—	431,779
Restatement items relating to 2026	722,901	—	722,901	—	722,901
Balance at March 31, 2026 (as restated)	$(4,056,265)	$2,044	$(4,054,221)	$29,023	$(4,025,198)

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
Consolidated Statements of Cash Flows
The following tables present the effect of the Restatement Items on the consolidated statements of cash flows for the periods indicated:

Optimum Communications, Inc. and subsidiaries	Three Months Ended March 31, 2026
	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(2,876,976)	$722,901	$(2,154,075)
Deferred income taxes	(111,441)	(722,901)	(834,342)

CSC Holdings, LLC and subsidiaries	Three Months Ended March 31, 2026
	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(2,879,387)	$722,901	$(2,156,486)
Deferred income taxes	(111,595)	(722,901)	(834,496)
In addition Note 11 "Income Taxes" and Note 16 "Supplemental Information" has been updated to reflect the restated amounts.
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
On January 12, 2026, Cablevision Litchfield and CSC Optimum entered into an Amended and Restated Credit Agreement (the "A&R UnSub Credit Agreement"), by and among Cablevision Litchfield and CSC Optimum, each as a borrower, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The A&R UnSub Credit Agreement provided for, among other things, incremental term loans in an aggregate principal amount of $1,100,000 (the "Incremental UnSub Credit Facility Loans" and, together with the Initial UnSub Group Credit Facility Loans, the "Credit Facility Loans"). Effective February 11, 2026, Cablevision Funding joined the A&R UnSub Credit Agreement as borrower under solely the Incremental UnSub Credit Facility Loans. The A&R UnSub Credit Agreement amended and restated the Initial UnSub Group Credit Facility in its entirety (as so amended and restated, the "UnSub Group Credit Facility"). The Incremental UnSub Credit Facility Loans were used to repay Receivables Facility Loan and Security Agreement, dated as of July 16, 2025 (the "NYC ABS Loan and Security Agreement"), by and among Cablevision Funding LLC, Cablevision SPE Guarantor LLC, the other loan parties party thereto from time to time, each of the financial institutions from time to time party thereto as lenders, Alter Domus (US) LLC, as administrative agent, Citibank, N.A., as Account Bank (as defined therein), Citibank, N.A., as collateral agent, and Goldman Sachs Bank USA and TPG Angelo Gordon, as structuring agents, and pay certain costs associated with the transactions. The remaining proceeds are being used for other general corporate purposes. The UnSub Group Credit Facility Loans will (i) mature on November 25, 2028, (ii) accrue interest at a fixed rate per annum equal to 9.0%, and (iii) not amortize.
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
The refinancing was executed through the issuance by Lightpath Fiber Issuer LLC (the "Issuer") of Secured Fiber Network Revenue Notes, Series 2026‑1 (the "Series 2026‑1 Notes"). The Issuer is a newly formed, wholly owned and bankruptcy-remote indirect subsidiary of Lightpath.
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
Optimum Communications
For the three months ended March 31, 2026, we recorded a tax benefit of $768,009, as restated, on pre-tax loss of $2,922,084, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher rate is primarily due to the impact of state taxes.
For the three months ended March 31, 2025, we recorded a tax benefit of $15,964 on pre-tax loss of $87,235. The effective tax rate was lower than the U.S. statutory tax rate primarily due to the increase in tax deficiencies on share-based compensation.
CSC Holdings
For the three months ended March 31, 2026, we recorded a tax benefit of $768,650, as restated, on pre-tax loss of $2,925,136, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher rate is primarily due to the impact of state taxes.
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
Long-term Incentive Awards
Deferred Cash Award
In February 2026, certain employees were granted a time-based Deferred Cash Award ("DCA"). This award vests ratably over three years with one-third payable in cash in each of December 2026, December 2027, and December 2028. The amount granted under the DCA totaled $39,010. As of March 31, 2026, we recorded compensation cost related to these awards of $890.
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

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)

	As of March 31, 2026
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
	(as restated)	(as restated)		(as restated)
ASSETS
Current assets	$988,120	$1,354,255	$(671,399)	$1,670,976
Long term assets	7,417,003	18,795,524	(2,635)	26,209,892
Total assets	$8,405,123	$20,149,779	$(674,034)	$27,880,868

LIABILITIES AND MEMBER'S DEFICIENCY
Current liabilities	$1,698,592	$984,767	$(649,144)	$2,034,215
Long-term debt	21,832,621	4,555,620	—	26,388,241
Long-term liabilities	895,201	2,588,409	—	3,483,610
Total liabilities	24,426,414	8,128,796	(649,144)	31,906,066

Total member's deficiency	(16,021,291)	11,994,594	(27,524)	(4,054,221)
Noncontrolling interests	—	26,389	2,634	29,023
Total deficiency	(16,021,291)	12,020,983	(24,890)	(4,025,198)
Total liabilities and member's deficiency	$8,405,123	$20,149,779	$(674,034)	$27,880,868

	Three Months Ended March 31, 2026
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
	(as restated)	(as restated)		(as restated)
Revenue	$725,767	$1,343,184	$(3,583)	$2,065,368
Operating expenses (a)	2,286,589	2,144,218	(3,583)	4,427,224
Operating income	(1,560,822)	(801,034)	—	(2,361,856)
Other expense, net	(358,817)	(203,732)	(731)	(563,280)
Income (loss) before income taxes	(1,919,639)	(1,004,766)	(731)	(2,925,136)
Income tax benefit (expense)	468,553	300,097	—	768,650
Net income (loss)	(1,451,086)	(704,669)	(731)	(2,156,486)
Net loss (income) attributable to noncontrolling interests	—	(7,826)	731	(7,095)
Net income (loss) attributable to CSC Holdings, LLC sole member	$(1,451,086)	$(712,495)	$—	$(2,163,581)

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Restatement
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") gives effect to certain adjustments made to our previously reported consolidated financial statements as of and for the three months ended March 31, 2026. Due to the restatement of these periods, the data set forth in this MD&A may not be comparable to discussions and data included in our previously filed Quarterly Report on Form 10-Q for the three months ended March 31, 2026. Refer to Note 2, "Basis of Presentation," of the accompanying unaudited financial statements for further details related to the restatement and the impact on our consolidated financial statements.
Overview
This Form 10-Q/A contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Act of 1934, as amended. In this Form 10-Q/A there are statements concerning our future operating results and future financial performance. Words such as "expects", "anticipates", "believes", "estimates", "may", "will", "should", "could", "potential", "continue", "intends", "plans" and similar words and terms used in the discussion of future operating results, future financial performance and future events identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors.
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
•our ability to effectively remediate the material weakness in our internal control over financial reporting related to the accounting for income taxes and any impact on our ability to accurately report our financial results;
•the outcome of litigation, government investigations and other proceedings; and
•other risks and uncertainties inherent in our cable and broadband communications businesses and our other businesses, including those listed under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 13, 2026, as amended (the "Annual Report").
These factors are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could cause our actual results to differ materially from those expressed in any of our forward-looking statements.
Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. Except to the extent expressly updated in this Form 10-Q/A, the forward-looking statements contained in the Original First Quarter 2026 Quarterly Report are made only as of the date of the Original First Quarter 2026 Quarterly Report, and the forward-looking statements included or expressly updated in this Form 10-Q/A are made only as of the date of this Form 10-Q/A. Except to the extent required by law, we do not undertake, and specifically decline any obligation, to update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
You should read this Form 10-Q/A with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. We qualify all forward-looking statements by these cautionary statements.
Certain numerical figures included in this Form 10-Q/A have been subject to rounding adjustments. Accordingly, such numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.
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

Key Factors Impacting Operating Results and Financial Condition
Our future performance is dependent, to a large extent, on the impact of direct competition, general economic conditions (including capital and credit market conditions), our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers. For more information, see "Risk Factors" and "Business–Competition" included in our Annual Report and the cautionary statement regarding forward-looking statements included in this Form 10-Q/A.
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

Results of Operations - Optimum Communications
(unaudited)

	Three Months Ended March 31,		Favorable (Unfavorable)
	2026	2025
	(as restated)
Revenue:
Broadband	$850,039	$899,561	$(49,522)
Video	602,223	665,568	(63,345)
Telephony	58,406	66,412	(8,006)
Mobile	49,549	36,699	12,850
Residential revenue	1,560,217	1,668,240	(108,023)
Business services and wholesale	364,300	363,545	755
News and advertising	119,674	102,410	17,264
Other	21,177	18,087	3,090
Total revenue	2,065,368	2,152,282	(86,914)
Operating expenses:
Programming and other direct costs	631,129	670,531	39,402
Other operating expenses	660,203	698,186	37,983
Restructuring, impairments and other operating items	2,727,629	21,622	(2,706,007)
Depreciation and amortization	406,496	418,485	11,989
Operating income	(2,360,089)	343,458	(2,703,547)
Other income (expense):
Interest expense, net	(457,819)	(428,016)	(29,803)
Gain on investments and sale of affiliate interests	—	5	(5)
Gain (loss) on interest rate swap contracts, net	2,398	(1,719)	4,117
Loss on extinguishment of debt and write-off of deferred financing costs	(106,045)	—	(106,045)
Other expense, net	(529)	(963)	434
Loss before income taxes	(2,922,084)	(87,235)	(2,834,849)
Income tax benefit	768,009	15,964	752,045
Net loss	(2,154,075)	(71,271)	(2,082,804)
Net income attributable to noncontrolling interests	(7,095)	(4,405)	(2,690)
Net loss attributable to Optimum Communications, Inc. stockholders	$(2,161,170)	$(75,676)	$(2,085,494)

The following is a reconciliation of net loss to Adjusted EBITDA (unaudited):

	Three Months Ended March 31,
	2026	2025
	(as restated)
Net loss	$(2,154,075)	$(71,271)
Income tax benefit	(768,009)	(15,964)
Other expense, net	529	963
Loss (gain) on interest rate swap contracts, net	(2,398)	1,719
Gain on investments and sale of affiliates interests	—	(5)
Loss on extinguishment of debt and write-off of deferred financing costs	106,045	—
Interest expense, net	457,819	428,016
Depreciation and amortization	406,496	418,485
Restructuring, impairments and other operating items	2,727,629	21,622
Share-based compensation	14,977	15,449
Adjusted EBITDA	$789,013	$799,014
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Three Months Ended March 31,
	2026	2025
Net cash flows from operating activities	$170,283	$187,483
Less: Capital expenditures (cash)	307,704	356,124
Free Cash Flow (Deficit)	$(137,421)	$(168,641)

The following table sets forth certain customer metrics (unaudited):

	March 31, 2026	December 31, 2025	March 31, 2025

	(in thousands)
Total passings (a)	10,045.9	10,008.2	9,856.1
Total customer relationships (b) (i)	4,264.1	4,333.6	4,505.9
Residential (i)	3,897.0	3,963.8	4,130.5
SMB	367.1	369.9	375.3
Residential customers (i):
Broadband (i)	3,749.6	3,811.4	3,963.3
Video (i)	1,570.7	1,628.4	1,792.4
Telephony	994.9	1,041.6	1,200.0
Penetration of total passings (c)	42.4%	43.3%	45.7%
Average revenue per user ("ARPU") (d)	$132.32	$134.49	$133.93
SMB customers:
Broadband	339.7	342.0	345.7
Video	70.4	72.6	78.7
Telephony	179.2	182.5	191.9
Total mobile lines (e)	674.1	622.5	508.6
FTTH total passings (f)	3,121.6	3,096.0	2,995.0
FTTH customer relationships (g)	729.1	715.9	606.7
FTTH Residential	706.7	694.8	590.2
FTTH SMB	22.4	21.2	16.5
Penetration of FTTH total passings (h)	23.4%	23.1%	20.3%

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
Income Tax Benefit
For the three months ended March 31, 2026, we recorded a tax benefit of $768,009, as restated, on pre-tax loss of $2,922,084, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher rate is primarily due to the impact of state taxes.
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
CSC HOLDINGS, LLC
The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Optimum Communications, except for the following (unaudited):

	Three Months Ended March 31,
	2026	2025
	(as restated)
Net loss attributable to Optimum Communications stockholders	$(2,161,170)	$(75,676)
Adjustments to reconcile to net loss attributable to CSC Holdings' sole member:
Income tax benefit	641	488
Interest expense, net	(1,285)	(1,415)
Other operating expenses	(1,767)	(1,519)
Net loss attributable to CSC Holdings' sole member	$(2,163,581)	$(78,122)

	Three Months Ended March 31,
	2026	2025

Optimum Communications Adjusted EBITDA	$789,013	$799,014
Adjustments to reconcile to CSC Holdings' Adjusted EBITDA:
Other operating expenses	(1,767)	(1,519)
CSC Holdings Adjusted EBITDA	$787,246	$797,495
Refer to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.
The following is a reconciliation of CSC Holdings' net loss to Adjusted EBITDA (unaudited):

	Three Months Ended March 31,
	2026	2025
	(as restated)
Net loss	$(2,156,486)	$(73,717)
Income tax benefit	(768,650)	(16,452)
Other expense, net	529	963
Loss (gain) on interest rate swap contracts, net	(2,398)	1,719
Gain on investments and sale of affiliate interests	—	(5)
Loss on extinguishment of debt and write-off of deferred financing costs	106,045	—
Interest expense, net	459,104	429,431
Depreciation and amortization	406,496	418,485
Restructuring, impairments and other operating items	2,727,629	21,622
Share-based compensation	14,977	15,449
Adjusted EBITDA	$787,246	$797,495
Refer to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.
The following is a reconciliation of CSC Holdings' net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Three Months Ended March 31,
	2026	2025
Net cash flows from operating activities	$164,790	$189,707
Less: Capital expenditures (cash)	307,704	356,124
Free Cash Flow (Deficit)	$(142,914)	$(166,417)
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

	Three Months Ended March 31, 2026
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
	(as restated)	(as restated)		(as restated)
Net income (loss)	$(1,451,086)	$(704,669)	$(731)	$(2,156,486)
Income tax expense (benefit)	(468,553)	(300,097)	—	(768,650)
Other expense, net	358,817	203,732	731	563,280
Depreciation and amortization	151,079	255,417	—	406,496
Restructuring, impairments and other operating items	1,639,702	1,087,927	—	2,727,629
Share-based compensation	6,546	8,431	—	14,977
Adjusted EBITDA	$236,505	$550,741	$—	$787,246

	Three Months Ended March 31, 2025
	Restricted Group	Unrestricted Group	Eliminations	CSC Holdings
Net income (loss)	$(277,921)	$204,653	$(449)	$(73,717)
Income tax expense (benefit)	(83,432)	66,980	—	(16,452)
Other expense, net	405,853	25,806	449	432,108
Depreciation and amortization	171,575	246,910	—	418,485
Restructuring, impairments and other operating items	8,711	12,911	—	21,622
Share-based compensation	6,157	9,292	—	15,449
Adjusted EBITDA	$230,943	$566,552	$—	$797,495

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
Because we do not currently have committed financing or cash and cash equivalents combined with projected future cash flows sufficient to satisfy our debt maturities arising within the next twelve months, substantial doubt exists about our ability to continue as a going concern within one year after the date these consolidated financial statements are issued. While management is pursuing efforts to refinance or restructure the Company’s debt, or to raise additional capital sufficient to satisfy these debt maturities, there is no assurance these efforts will be successful. See "Risk Factors—We currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our obligations over the next twelve months, which raises substantial doubt about our ability to continue as a going concern" for additional information on risks related to our indebtedness.

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
The refinancing was executed through the issuance by Lightpath Fiber Issuer LLC (the "Issuer") of Secured Fiber Network Revenue Notes, Series 2026‑1 (the "Series 2026‑1 Notes"). The Issuer is a newly formed, wholly owned and bankruptcy-remote indirect subsidiary of Lightpath.
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
Item 4.    Controls and Procedures
(a)    Evaluation of Disclosure Controls and Procedures
In connection with the restatement of our consolidated financial statements as of and for the three months ended March 31, 2026, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2026. Based on that re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026, because of the material weakness in internal control over financial reporting described below. This conclusion supersedes the conclusion regarding our disclosure controls and procedures included in our Original First Quarter 2026 Quarterly Report.
Notwithstanding the material weakness described below, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the three months ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.
(b)    Material Weakness in Internal Control over Financial Reporting
In connection with the restatement of our consolidated financial statements as of and for the three months ended March 31, 2026, management identified a material weakness in our internal control over financial reporting related to the accounting for income taxes. We did not design and maintain effective controls at a sufficient level of precision to identify and evaluate the deferred tax consequences of a non-routine impairment charge involving indefinite-lived cable franchise rights. The material weakness resulted from an insufficient depth of specialized tax expertise, lack of a formal tax consultation policy, and ineffective controls to identify and evaluate the deferred tax consequences of a non-routine matter.
This material weakness resulted in the failure to recognize deferred tax benefits associated with impairment charges on indefinite-lived cable franchise rights and the restatement of our consolidated financial statements for the three months ended March 31, 2026. See Note 2, "Basis of Presentation," to the consolidated financial statements included in this Form 10-Q/A. Additionally, this material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
(c)    Changes in Internal Control
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings
Refer to Note 14 to our consolidated financial statements included in this Form 10-Q/A for a discussion of our legal proceedings.
Item 1A.    Risk Factors
We currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our obligations over the next twelve months, which raises substantial doubt about our ability to continue as a going concern.
As of the date of this report, we have significant near-term debt maturities, including $4,130,000 principal amount of debt maturing in April 2027. We do not currently have sufficient cash on hand, projected future cash flows from operations or committed financing, or other definitive arrangements, to pay this amount at maturity. These conditions raise substantial doubt about our ability to continue as a going concern, as further discussed in Note 2 in the notes to our consolidated financial statements included in this Form 10-Q/A.
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
Updates in Connection with this Form 10-Q/A
The following risk factor has been included to reflect the material weakness in our internal control over financial reporting identified in connection with the restatements described in this Form 10-Q/A.
We recently identified a material weakness in our internal control over financial reporting related to the accounting for income taxes. If we do not effectively remediate the material weakness or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results.
Effective internal controls over financial reporting are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. Management identified the following deficiency in internal control over financial reporting as of March 31, 2026:
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

In connection with the restatement of our consolidated financial statements as of and for the three months ended March 31, 2026, management identified a material weakness in our internal control over financial reporting related to the accounting for income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls at a sufficient level of precision to identify and evaluate the deferred tax consequences of a non-routine impairment charge involving indefinite-lived cable franchise rights. The material weakness resulted from an insufficient depth of specialized tax expertise, lack of a formal tax consultation policy, and ineffective controls to identify and evaluate the deferred tax consequences of a non-routine matter.
See Item 4, "Controls and Procedures," in this Form 10-Q/A for additional information regarding the identified material weakness and our actions to date to remediate the material weakness.
If we do not effectively remediate the material weakness in a timely manner or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results.
Item 5.    Other Information
None.
Item 6.    Exhibits

EXHIBIT NO.	DESCRIPTION

10.1	Transition, Retention and Retirement Agreement, dated April 1, 2026, between Michael E. Olsen and Optimum Communications, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-38126) filed on May 7, 2026).
31.1*	Section 302 Certification of the CEO.
31.2*	Section 302 Certification of the CFO.
32**	Section 906 Certifications of the CEO and CFO.
101
The following financial statements from Optimum Communications' Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2026 filed with the Securities and Exchange Commission on November 6, 2026 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Stockholders' Deficiency; (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q/A formatted in Inline XBRL.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Optimum Communications, Inc.

Date:	November 6, 2026		/s/ Marc Sirota
		By:	Marc Sirota Chief Financial Officer