Form 10-Q/A
period 2026-06-30
Optimum Communications, Inc.
filed 2026-11-06
CIK 1702780

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
FORM 10-Q/A

Explanatory Note
This Amendment No. 1 to our Quarterly Report on Form 10-Q/A (the "Form 10-Q/A") amends and restates certain information included in our Quarterly Report on Form 10-Q of Optimum Communications, Inc. (the "Company") for the three and six months ended June 30, 2026, which was filed with the Securities and Exchange Commission (the "SEC") on August 6, 2026 (the "Original Second Quarter 2026 Quarterly Report").
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
• the consolidated financial statements as of and for the three and six months ended June 30, 2026 included in our Original Second Quarter 2026 Quarterly Report; and
• the amended information discussed herein that is contained in any previously issued or filed earnings releases, shareholder communications, investor presentations, or other materials describing relevant portions of such financial statements.
Accordingly, the Company is restating its financial statements as of and for the year ended December 31, 2025, and for the three and nine months ended September 30, 2025 (on Form 10-K/A filed on November 6, 2026), the three months ended March 31, 2026 (on Form 10-Q/A filed on November 6, 2026) and the three and six months ended June 30, 2026 (included herein). Additionally, because the errors also impact the consolidated financial statements of the Company’s wholly-owned subsidiary, CSC Holdings, LLC, we restated those consolidated financial statements for the corresponding periods which are furnished in the amended Quarterly Reports and amended Annual Report of the Company.
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
In this Form 10-Q/A, the Company:
•Restates its Consolidated Balance Sheet as of June 30, 2026 and as of December 31, 2025, and the related Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss, Consolidated

Statements of Stockholders’ Deficiency, and Consolidated Statements of Cash Flows for the three and six months ended June 30, 2026, and the related notes;
•Amends Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," ("MD&A") for the three and six months ended June 30, 2026 to reflect the Restatement Items;
•Restates its unaudited interim financial statements for the three and six months ended June 30, 2026 and the related notes (see Note 2, "Basis of Presentation," in Part I, Item 1);
•Amends Part I, Item 4, "Controls and Procedures," to reflect the identification of a material weakness in our internal control over financial reporting and the resulting reassessment of the effectiveness of our disclosure controls and procedures as of June 30, 2026;
•Amends Part II, Item 1A, "Risk Factors," to include an additional risk factor related to the material weakness in our internal control over financial reporting; and
•Amends Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” to update information concerning repurchases of shares during the quarter.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company is also including with this Form 10-Q/A currently dated certifications of the Company’s Chief Executive Officer and Principal Financial Officer (attached as Exhibits 31.1, 31.2 and 32), respectively.
Except for the amendments related to the Restatement Items and the other matters expressly described herein, no other changes have been made to the original Form 10-Q. Except as expressly described herein, this Form 10-Q/A has not been updated for events occurring after the filing of the Original Second Quarter 2026 Quarterly Report and no attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the Original Second Quarter 2026 Quarterly Report. Information regarding matters occurring subsequent to the filing of the Original Second Quarter 2026 Quarterly Report may be found in the Company's Quarterly Reports on Form 10-Q, including Form 10-Q/As filed concurrently with this Form 10-Q/A, and other filings with the SEC and Note 2 to the consolidated financial statements included herein.
The Company is filing this Form 10-Q/A in order to amend the following sections of the Original Second Quarter 2026 Quarterly Report:
•Part I, Item 1. Financial Statements
•Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I, Item 4. Controls and Procedures
•Part II, Item 1A. Risk Factors
•Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
•Part II, Item 6. Exhibits

Part I.        FINANCIAL INFORMATION
Item 1.     Financial Statements

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
	June 30, 2026 (Unaudited)	December 31, 2025
	(as restated)	(as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,296,270	$1,012,201
Restricted cash	62,994	107,384
Accounts receivable, trade (less allowance for credit losses of $27,505 and $35,389, respectively)	310,476	335,820
Prepaid expenses and other current assets ($445 and $475 due from affiliates, respectively)	267,344	189,391
Total current assets	1,937,084	1,644,796
Property, plant and equipment, net of accumulated depreciation of $10,394,257 and $9,835,958, respectively	8,257,432	8,351,391
Right-of-use operating lease assets	223,862	243,626
Other assets	139,771	120,341
Amortizable intangibles, net of accumulated amortization of $6,560,958 and $6,461,571, respectively	581,250	702,467
Indefinite-lived cable franchise rights	8,900,000	11,600,000
Goodwill	8,041,217	8,041,217
Total assets	$28,080,616	$30,703,838
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$782,708	$816,860
Interest payable	438,439	413,709
Accrued employee related costs	139,923	206,192
Deferred revenue	183,906	147,139
Debt	4,147,837	60,842
Other current liabilities ($6,860 and $27,029 due to affiliates, respectively)	375,004	406,280
Total current liabilities	6,067,817	2,051,022
Other liabilities	338,348	316,398
Deferred tax liability	2,884,672	3,801,088
Right-of-use operating lease liability	232,859	250,407
Long-term debt, net of current maturities	22,402,928	26,145,372
Total liabilities	31,926,624	32,564,287
Commitments and contingencies (Note 14)
Redeemable preferred units	508,594	—

Stockholders' Deficiency:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 295,509,858 shares issued and 283,694,377 outstanding as of June 30, 2026 and 288,381,276 shares issued and 287,413,647 outstanding as of December 31, 2025	2,955	2,884
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 108,866,013 shares outstanding as of June 30, 2026 and 183,019,831 shares outstanding as of December 31, 2025	1,830	1,830
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	245,128	252,553
Accumulated deficit	(4,592,914)	(2,141,238)
	(4,343,001)	(1,883,971)
Treasury stock, at cost (11,815,481 shares of Class A common stock at June 30, 2026 and 967,629 at December 31, 2025 and 74,153,348 shares of Class B common stock as of June 30, 2026)	(57,411)	(10)
Accumulated other comprehensive income	7,155	1,604
Total Optimum Communications stockholders' deficiency	(4,393,257)	(1,882,377)
Noncontrolling interests	38,655	21,928
Total stockholders' deficiency	(4,354,602)	(1,860,449)
Total liabilities and stockholders' deficiency	$28,080,616	$30,703,838
See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as restated)		(as restated)
Revenue	$2,023,703	$2,147,203	$4,089,071	$4,299,485
Operating expenses:
Programming and other direct costs	587,654	662,690	1,218,783	1,333,221
Other operating expenses	655,956	696,867	1,316,159	1,395,053
Restructuring, impairments and other operating items (See Note 7)	206,968	66,826	2,934,597	88,448
Depreciation and amortization	407,076	409,697	813,572	828,182
	1,857,654	1,836,080	6,283,111	3,644,904
Operating income (loss)	166,049	311,123	(2,194,040)	654,581
Other income (expense):
Interest expense, net	(475,576)	(444,659)	(933,395)	(872,675)
Gain (loss) on investments and sale of affiliate interests	(10,958)	—	(10,958)	5
Gain (loss) on interest rate swap contracts, net	—	430	2,398	(1,289)
Loss on extinguishment of debt and write-off of deferred financing costs	—	(1,693)	(106,045)	(1,693)
Other expense, net	(315)	(834)	(844)	(1,797)
	(486,849)	(446,756)	(1,048,844)	(877,449)
Loss before income taxes	(320,800)	(135,633)	(3,242,884)	(222,868)
Income tax benefit	39,926	47,647	807,935	63,611
Net loss	(280,874)	(87,986)	(2,434,949)	(159,257)
Net income attributable to noncontrolling interests	(9,632)	(8,265)	(16,727)	(12,670)
Net loss attributable to Optimum Communications, Inc. stockholders	$(290,506)	$(96,251)	$(2,451,676)	$(171,927)
Net loss per share:
Basic and diluted net loss per share	$(0.67)	$(0.21)	$(5.36)	$(0.37)
Basic and diluted weighted average common shares (in thousands)	445,703	467,744	458,988	466,311
Cash dividends declared per common share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as restated)		(as restated)
Net loss	$(280,874)	$(87,986)	$(2,434,949)	$(159,257)
Other comprehensive income (loss):
Defined benefit pension plans	7,012	4,511	7,591	2,971
Applicable income taxes	(1,886)	(1,216)	(2,042)	(801)
Defined benefit pension plans, net of income taxes	5,126	3,295	5,549	2,170
Foreign currency translation adjustment	(15)	938	2	884
Other comprehensive income	5,111	4,233	5,551	3,054
Comprehensive loss	(275,763)	(83,753)	(2,429,398)	(156,203)
Comprehensive income attributable to noncontrolling interests	(9,632)	(8,265)	(16,727)	(12,670)
Comprehensive loss attributable to Optimum Communications, Inc. stockholders	$(285,395)	$(92,018)	$(2,446,125)	$(168,873)

See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Optimum Communications Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2026, as restated	$2,884	$1,830	$252,553	$(2,141,238)	$(10)	$1,604	$(1,882,377)	$21,928	$(1,860,449)
Net loss attributable to Optimum Communications stockholders	—	—	—	(2,161,170)	—	—	(2,161,170)	—	(2,161,170)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	7,095	7,095
Pension liability adjustments, net of income taxes	—	—	—	—	—	423	423	—	423
Foreign currency translation adjustment	—	—	—	—	—	17	17	—	17
Share-based compensation expense (equity classified)	—	—	7,565	—	—	—	7,565	—	7,565
Distributions to an entity under common control	—	—	(3,446)	—	—	—	(3,446)	—	(3,446)
Other, net	58	—	(5,827)	—	—	—	(5,769)	—	(5,769)
Balance at March 31, 2026, as restated	$2,942	$1,830	$250,845	$(4,302,408)	$(10)	$2,044	$(4,044,757)	$29,023	$(4,015,734)
Net loss attributable to Optimum Communications stockholders	—	—	—	(290,506)	—	—	(290,506)	—	(290,506)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	9,632	9,632
Pension liability adjustments, net of income taxes	—	—	—	—	—	5,126	5,126	—	5,126
Foreign currency translation adjustment	—	—	—	—	—	(15)	(15)	—	(15)
Share-based compensation expense (equity classified)	—	—	3,789	—	—	—	3,789	—	3,789
Distributions to an entity under common control	—	—	(1,461)	—	—	—	(1,461)	—	(1,461)
Accrued dividends related to redeemable preferred units	—	—	(6,833)	—	—	—	(6,833)	—	(6,833)
Common shares held by a subsidiary (See Note 9)	—	—	—	—	(57,401)	—	(57,401)	—	(57,401)
Other, net	13	—	(1,212)	—	—	—	(1,199)	—	(1,199)
Balance at June 30, 2026, as restated	$2,955	$1,830	$245,128	$(4,592,914)	$(57,411)	$7,155	$(4,393,257)	$38,655	$(4,354,602)
See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (Continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Optimum Communications Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2025	$2,799	$1,842	$233,953	$(703,993)	$(10)	$(3,826)	$(469,235)	$12,403	$(456,832)
Net loss attributable to Optimum Communications stockholders	—	—	—	(75,676)	—	—	(75,676)	—	(75,676)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	4,405	4,405
Pension liability adjustments, net of income taxes	—	—	—	—	—	(1,125)	(1,125)	—	(1,125)
Foreign currency translation adjustment	—	—	—	—	—	(54)	(54)	—	(54)
Share-based compensation expense (equity classified)	—	—	11,587	—	—	—	11,587	—	11,587
Other, net	46	—	(8,543)	—	—	—	(8,497)	—	(8,497)
Balance at March 31, 2025	$2,845	$1,842	$236,997	$(779,669)	$(10)	$(5,005)	$(543,000)	$16,808	$(526,192)
Net loss attributable to Optimum Communications stockholders	—	—	—	(96,251)	—	—	(96,251)	—	(96,251)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	8,265	8,265
Pension liability adjustments, net of income taxes	—	—	—	—	—	3,295	3,295	—	3,295
Foreign currency translation adjustment	—	—	—	—	—	938	938	—	938
Share-based compensation expense (equity classified)	—	—	12,054	—	—	—	12,054	—	12,054
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(26,452)	(26,452)
Other, net	9	—	(1,160)	—	—	—	(1,151)	—	(1,151)
Balance at June 30, 2025	$2,854	$1,842	$247,891	$(875,920)	$(10)	$(772)	$(624,115)	$(1,379)	$(625,494)

See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(as restated)
Cash flows from operating activities:
Net loss	$(2,434,949)	$(159,257)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	813,572	828,182
Indefinite-lived cable franchise rights impairment	2,700,000	—
Loss (gain) on investments, sale of assets or sale of affiliate interests	10,958	(5)
Loss on extinguishment of debt and write-off of deferred financing costs	106,045	1,693
Amortization of deferred financing costs and discounts (premiums) on indebtedness	32,406	8,138
Share-based compensation expense	20,616	31,615
Deferred income taxes	(925,047)	(260,615)
Decrease in right-of-use assets	21,802	22,401
Non-cash exchange of shares for redeemable preferred units	156,555	—
Allowance for credit losses	39,616	30,589
Other	3,156	1,253
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(31,839)	2,590
Prepaid expenses and other assets	(117,538)	(62,685)
Amounts due from and due to affiliates	(20,139)	15,072
Accounts payable and accrued liabilities	(58,699)	114,732
Interest payable	24,730	(3,242)
Deferred revenue	56,232	23,425
Interest rate swap contracts	932	5,562
Net cash provided by operating activities	398,409	599,448
Cash flows from investing activities:
Capital expenditures	(627,729)	(739,643)
Payments for acquisitions, net of cash acquired	—	(7,616)
Proceeds related to sale of equipment, net of costs of disposal	12,138	2,337
Other, net	(7,260)	(633)
Net cash used in investing activities	(622,851)	(745,555)
Cash flows from financing activities:
Proceeds from long-term debt	2,856,954	675,000
Repayment of debt	(2,544,621)	(404,839)
Principal payments on finance lease obligations	(12,636)	(92,579)
Additions to deferred financing costs	(128,130)	—
Proceeds from issuance of redeemable preferred units, net	289,197	—
Distributions to noncontrolling interests	—	(26,452)
Other, net	(13,268)	(15,148)
Net cash provided by financing activities	447,496	135,982
Net increase (decrease) in cash and cash equivalents	223,054	(10,125)
Effect of exchange rate changes on cash and cash equivalents	2	884
Net increase (decrease) in cash, cash equivalents and restricted cash	223,056	(9,241)
Cash, cash equivalents and restricted cash at beginning of year	1,141,443	256,824
Cash, cash equivalents and restricted cash at end of period	$1,364,499	$247,583
See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except unit amounts)
	June 30, 2026 (Unaudited)	December 31, 2025
	(as restated)	(as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,283,691	$1,001,919
Restricted cash	62,994	107,384
Accounts receivable, trade (less allowance for credit losses of $27,505 and $35,389, respectively)	310,476	335,820
Prepaid expenses and other current assets ($10,239 and $2,821 due from affiliates, respectively)	277,273	191,909
Total current assets	1,934,434	1,637,032
Property, plant and equipment, net of accumulated depreciation of $10,394,257 and $9,835,958, respectively	8,257,432	8,351,391
Right-of-use operating lease assets	223,862	243,626
Other assets	151,005	132,205
Amortizable intangibles, net of accumulated amortization of $6,560,958 and $6,461,571, respectively	581,250	702,467
Indefinite-lived cable franchise rights	8,900,000	11,600,000
Goodwill	8,041,217	8,041,217
Total assets	$28,089,200	$30,707,938

LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$782,708	$816,860
Interest payable	438,439	413,709
Accrued employee related costs	139,923	206,192
Deferred revenue	183,906	147,139
Notes payable to affiliate (Note 13)	78,500	82,500
Debt	4,147,837	60,842
Other current liabilities ($6,860 and $27,230 due to affiliates, respectively)	358,193	388,298
Total current liabilities	6,129,506	2,115,540
Other liabilities	295,904	268,802
Deferred tax liability	2,884,672	3,801,088
Right-of-use operating lease liability	232,859	250,407
Long-term debt, net of current maturities	22,402,928	26,145,372
Total liabilities	31,945,869	32,581,209
Commitments and contingencies (Note 14)
Redeemable preferred units	508,594	—

Member's deficiency (100 membership units issued and outstanding)	(4,411,073)	(1,896,803)
Accumulated other comprehensive income	7,155	1,604
Total member's deficiency	(4,403,918)	(1,895,199)
Noncontrolling interests	38,655	21,928
Total deficiency	(4,365,263)	(1,873,271)
Total liabilities and member's deficiency	$28,089,200	$30,707,938

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as restated)		(as restated)
Revenue	$2,023,703	$2,147,203	$4,089,071	$4,299,485
Operating expenses:
Programming and other direct costs	587,654	662,690	1,218,783	1,333,221
Other operating expenses	657,640	701,609	1,319,610	1,401,314
Restructuring, impairments and other operating items (See Note 7)	206,968	66,826	2,934,597	88,448
Depreciation and amortization	407,076	409,697	813,572	828,182
	1,859,338	1,840,822	6,286,562	3,651,165
Operating income (loss)	164,365	306,381	(2,197,491)	648,320
Other income (expense):
Interest expense, net	(476,848)	(446,062)	(935,952)	(875,493)
Gain (loss) on investments and sale of affiliate interests	(10,958)	—	(10,958)	5
Gain (loss) on interest rate swap contracts, net	—	430	2,398	(1,289)
Loss on extinguishment of debt and write-off of deferred financing costs	—	(1,693)	(106,045)	(1,693)
Other expense, net	(315)	(834)	(844)	(1,797)
	(488,121)	(448,159)	(1,051,401)	(880,267)
Loss before income taxes	(323,756)	(141,778)	(3,248,892)	(231,947)
Income tax benefit	40,547	48,760	809,197	65,212
Net loss	(283,209)	(93,018)	(2,439,695)	(166,735)
Net income attributable to noncontrolling interests	(9,632)	(8,265)	(16,727)	(12,670)
Net loss attributable to CSC Holdings, LLC sole member	$(292,841)	$(101,283)	$(2,456,422)	$(179,405)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as restated)		(as restated)
Net loss	$(283,209)	$(93,018)	$(2,439,695)	$(166,735)
Other comprehensive income (loss):
Defined benefit pension plans	7,012	4,511	7,591	2,971
Applicable income taxes	(1,886)	(1,216)	(2,042)	(801)
Defined benefit pension plans, net of income taxes	5,126	3,295	5,549	2,170
Foreign currency translation adjustment	(15)	938	2	884
Other comprehensive income	5,111	4,233	5,551	3,054
Comprehensive loss	(278,098)	(88,785)	(2,434,144)	(163,681)
Comprehensive income attributable to noncontrolling interests	(9,632)	(8,265)	(16,727)	(12,670)
Comprehensive loss attributable to CSC Holdings, LLC sole member	$(287,730)	$(97,050)	$(2,450,871)	$(176,351)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER'S DEFICIENCY
(In thousands)
(Unaudited)

	Member's Deficiency	Accumulated Other Comprehensive Income	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2026, as restated	$(1,896,803)	$1,604	$(1,895,199)	$21,928	$(1,873,271)
Net loss attributable to CSC Holdings, LLC sole member	(2,163,581)	—	(2,163,581)	—	(2,163,581)
Net income attributable to noncontrolling interests	—	—	—	7,095	7,095
Pension liability adjustments, net of income taxes	—	423	423	—	423
Foreign currency translation adjustment	—	17	17	—	17
Share-based compensation expense (equity classified)	7,565	—	7,565	—	7,565
Distributions to an entity under common control	(3,446)	—	(3,446)	—	(3,446)
Balance at March 31, 2026, as restated	$(4,056,265)	$2,044	$(4,054,221)	$29,023	$(4,025,198)
Net loss attributable to CSC Holdings, LLC sole member	(292,841)	—	(292,841)	—	(292,841)
Net income attributable to noncontrolling interests	—	—	—	9,632	9,632
Pension liability adjustments, net of income taxes	—	5,126	5,126	—	5,126
Foreign currency translation adjustment	—	(15)	(15)	—	(15)
Share-based compensation expense (equity classified)	3,789	—	3,789	—	3,789
Optimum shares held by a subsidiary (Note 9)	(57,401)	—	(57,401)	—	(57,401)
Accrued dividends related to redeemable preferred units	(6,833)	—	(6,833)	—	(6,833)
Distributions to an entity under common control	(1,461)	—	(1,461)	—	(1,461)
Other	(61)	—	(61)	—	(61)
Balance at June 30, 2026, as restated	$(4,411,073)	$7,155	$(4,403,918)	$38,655	$(4,365,263)

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

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(as restated)
Cash flows from operating activities:
Net loss	$(2,439,695)	$(166,735)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	813,572	828,182
Indefinite-lived cable franchise rights impairment	2,700,000	—
Loss (gain) on investments, sale of assets or sale of affiliate interests	10,958	(5)
Loss on extinguishment of debt and write-off of deferred financing costs	106,045	1,693
Amortization of deferred financing costs and discounts (premiums) on indebtedness	32,406	8,138
Share-based compensation expense	20,616	31,615
Deferred income taxes	(925,311)	(260,615)
Decrease in right-of-use assets	21,802	22,401
Non-cash exchange of shares for redeemable preferred units	156,555	—
Allowance for credit losses	39,616	30,589
Other	3,156	1,253
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(31,839)	2,590
Prepaid expenses and other assets	(116,608)	(61,370)
Amounts due from and due to affiliates	(27,788)	15,712
Accounts payable and accrued liabilities	(52,173)	123,518
Interest payable	24,730	(3,242)
Deferred revenue	56,232	23,425
Interest rate swap contracts	932	5,562
Net cash provided by operating activities	393,206	602,711
Cash flows from investing activities:
Capital expenditures	(627,729)	(739,643)
Payments for acquisitions, net of cash acquired	—	(7,616)
Proceeds related to sale of equipment, net of costs of disposal	12,138	2,337
Other, net	(7,260)	(633)
Net cash used in investing activities	(622,851)	(745,555)
Cash flows from financing activities:
Proceeds from long-term debt	2,856,954	675,000
Repayment of debt	(2,548,621)	(408,839)
Distributions to parent	—	(9,738)
Principal payments on finance lease obligations	(12,636)	(92,579)
Additions to deferred financing costs	(128,130)	—
Proceeds from issuance of redeemable preferred units, net	289,197	—
Distributions to noncontrolling interests	—	(26,452)
Other, net	(6,362)	(5,500)
Net cash provided by financing activities	450,402	131,892
Net increase (decrease) in cash and cash equivalents	220,757	(10,952)
Effect of exchange rate changes on cash and cash equivalents	2	884
Net increase (decrease) in cash, cash equivalents and restricted cash	220,759	(10,068)
Cash, cash equivalents and restricted cash at beginning of year	1,131,161	246,616
Cash, cash equivalents and restricted cash at end of period	$1,351,920	$236,548
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
Restatement
On September 16, 2026, the Audit Committee of the Company's Board of Directors (the "Audit Committee"), in consultation with management, concluded that our unaudited consolidated financial statements for the three and six months ended June 30, 2026 included in our Quarterly Report on Form 10-Q should be restated to correct errors related to our income tax accounting under ASC 740 Income Taxes (the "Restatement Items"). Specifically, we failed to recognize non-cash deferred tax benefits associated with non-cash impairment charges of our indefinite-lived cable franchise rights recorded during the three and six months ended June 30, 2026. Such errors resulted in understatements of deferred income tax benefits and overstatements of the related deferred tax liability, which accordingly also impacted total liabilities, accumulated deficit, total stockholders’ deficiency/total member's deficiency, net loss and loss per share.
Details of the restated consolidated financial statements as of and for the three and six months ended June 30, 2026 are provided below.
Consolidated Balance Sheets
The following tables present the effect of the Restatement Items on the consolidated balance sheets for the periods indicated:

Optimum Communications, Inc. and subsidiaries	As of June 30, 2026
	As Previously Reported	Restatement Adjustments	As Restated
Deferred tax liability	$4,040,607	$(1,155,935)	$2,884,672
Total liabilities	33,082,559	(1,155,935)	31,926,624
Accumulated deficit	(5,748,849)	1,155,935	(4,592,914)
Total Optimum Communications stockholders' deficiency	(5,549,192)	1,155,935	(4,393,257)
Total stockholders' deficiency	(5,510,537)	1,155,935	(4,354,602)

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)

CSC Holdings, LLC and subsidiaries	As of June 30, 2026
	As Previously Reported	Restatement Adjustments	As Restated

Deferred tax liability	$4,040,607	$(1,155,935)	$2,884,672
Total liabilities	33,101,804	(1,155,935)	31,945,869
Member's deficiency	(5,567,008)	1,155,935	(4,411,073)
Total member's deficiency	(5,559,853)	1,155,935	(4,403,918)
Total deficiency	(5,521,198)	1,155,935	(4,365,263)
Consolidated Statements of Operations
The following tables present the effect of the Restatement Items on the consolidated statements of operations for the periods indicated:

Optimum Communications, Inc. and subsidiaries
	Three months ended June 30, 2026			Six months ended June 30, 2026
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Loss before income taxes	$(320,800)	$—	$(320,800)	$(3,242,884)	$—	$(3,242,884)
Income tax benefit	38,671	1,255	39,926	83,779	724,156	807,935
Net loss	(282,129)	1,255	(280,874)	(3,159,105)	724,156	(2,434,949)
Net loss attributable to Optimum Communications, Inc. stockholders	(291,761)	1,255	(290,506)	(3,175,832)	724,156	(2,451,676)
Net loss per share:
Basic and diluted net loss per share	$(0.67)	$—	$(0.67)	$(6.93)	$1.57	$(5.36)
Basic and diluted weighted average common shares (in thousands)	445,703	445,703	445,703	458,988	458,988	458,988

CSC Holdings, LLC and subsidiaries
	Three months ended June 30, 2026			Six months ended June 30, 2026
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Loss before income taxes	$(323,756)	$—	$(323,756)	$(3,248,892)	$—	$(3,248,892)
Income tax benefit	39,292	1,255	40,547	85,041	724,156	809,197
Net loss	(284,464)	1,255	(283,209)	(3,163,851)	724,156	(2,439,695)
Net loss attributable to CSC Holdings, LLC sole member	(294,096)	1,255	(292,841)	(3,180,578)	724,156	(2,456,422)

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
Consolidated Statements of Comprehensive Loss
The following tables present the effect of the Restatement Items on the consolidated statements of comprehensive loss for the periods indicated:

Optimum Communications, Inc. and subsidiaries
	Three months ended June 30, 2026			Six months ended June 30, 2026
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(282,129)	$1,255	$(280,874)	$(3,159,105)	$724,156	$(2,434,949)
Comprehensive loss	(277,018)	1,255	(275,763)	(3,153,554)	724,156	(2,429,398)
Comprehensive loss attributable to Optimum Communications, Inc. stockholders	(286,650)	1,255	(285,395)	(3,170,281)	724,156	(2,446,125)

CSC Holdings, LLC and subsidiaries
	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(284,464)	$1,255	$(283,209)	$(3,163,851)	$724,156	$(2,439,695)
Comprehensive loss	(279,353)	1,255	(278,098)	(3,158,300)	724,156	(2,434,144)
Comprehensive loss attributable to CSC Holdings, LLC sole member	(288,985)	1,255	(287,730)	(3,175,027)	724,156	(2,450,871)
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

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)

	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Optimum Communications Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at June 30, 2026 (as previously reported)	$2,955	$1,830	$245,128	$(5,748,849)	$(57,411)	$7,155	$(5,549,192)	$38,655	$(5,510,537)
Restatement items relating to 2025	—	—	—	431,779	—	—	431,779	—	431,779
Restatement items relating to 2026	—	—	—	724,156	—	—	724,156	—	724,156
Balance at June 30, 2026 (as restated)	$2,955	$1,830	$245,128	$(4,592,914)	$(57,411)	$7,155	$(4,393,257)	$38,655	$(4,354,602)

CSC Holdings, LLC and subsidiaries
	Member's Deficiency	Accumulated Other Comprehensive Income	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at March 31, 2026 (as previously reported)	$(5,210,945)	$2,044	$(5,208,901)	$29,023	$(5,179,878)
Restatement items relating to 2025	431,779	—	431,779	—	431,779
Restatement items relating to 2026	722,901	—	722,901	—	722,901
Balance at March 31, 2026 (as restated)	$(4,056,265)	$2,044	$(4,054,221)	$29,023	$(4,025,198)

	Member's Deficiency	Accumulated Other Comprehensive Income	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at June 30, 2026 (as previously reported)	$(5,567,008)	$7,155	$(5,559,853)	$38,655	$(5,521,198)
Restatement items relating to 2025	431,779	—	431,779	—	431,779
Restatement items relating to 2026	724,156	—	724,156	—	724,156
Balance at June 30, 2026 (as restated)	$(4,411,073)	$7,155	$(4,403,918)	$38,655	$(4,365,263)
Consolidated Statements of Cash Flows
The following tables present the effect of the Restatement Items on the consolidated statements of cash flows for the periods indicated:

Optimum Communications, Inc. and subsidiaries	Six Months Ended June 30, 2026
	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(3,159,105)	$724,156	$(2,434,949)
Deferred income taxes	(200,891)	(724,156)	(925,047)

CSC Holdings, LLC and subsidiaries	Six Months Ended June 30, 2026
	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(3,163,851)	$724,156	$(2,439,695)
Deferred income taxes	(201,155)	(724,156)	(925,311)
In addition, Note 5 "Net Income (Loss) Per Share," Note 11 "Income Taxes" and Note 16 "Supplemental Information" have been updated to reflect the restated amounts.

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
The following table presents the reconciliation of the numerators and denominators used in the basic and diluted net loss per common share calculations for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as restated)		(as restated)
Net loss attributable to Optimum Communications stockholders	$(290,506)	$(96,251)	$(2,451,676)	$(171,927)
Accrued dividends on Redeemable Preferred Units	(6,833)	—	(6,833)	—
Adjusted net loss attributable to Optimum Communications stockholders	(297,339)	(96,251)	(2,458,509)	(171,927)
Weighted-average common shares outstanding — basic and diluted	445,703	467,744	458,988	466,311
Net loss per common share:
Basic and diluted	$(0.67)	$(0.21)	$(5.36)	$(0.37)

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
NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
Our non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2026	2025
Non-Cash Investing and Financing Activities:
Optimum Communications and CSC Holdings:
Capital expenditures accrued but unpaid	$230,075	$275,827
Vendor financed capital additions	2,511	—
Right-of-use assets acquired in exchange for finance lease obligations	19,186	18,202
Optimum Communications common stock acquired by subsidiary in exchange for redeemable preferred units	55,948	—
Accrued but unpaid dividends on redeemable preferred units	6,833	—
Supplemental Data:
Optimum Communications and CSC Holdings:
Cash interest paid	888,436	872,995
Income taxes paid, net	84,091	72,458
CSC Holdings:
Cash interest paid relating to a note payable to Captive (see Note 13)	2,418	2,657
Reconciliation of cash, cash equivalents and restricted cash:

	June 30,
	2026	2025
Optimum Communications:
Cash and cash equivalents	$1,296,270	$247,290
Restricted cash, short-term (see Note 9)	62,994	293
Restricted cash, long-term, included within the line item "other assets"	5,235	—
Total cash, cash equivalents and restricted cash	$1,364,499	$247,583

	June 30,
	2026	2025
CSC Holdings:
Cash and cash equivalents	$1,283,691	$236,255
Restricted cash, short-term (see Note 9)	62,994	293
Restricted cash, long-term, included within the line item "other assets"	5,235	—
Total cash, cash equivalents and restricted cash	$1,351,920	$236,548

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
In connection with the quantitative tests performed on goodwill in March 2026, we concluded the estimated fair value of our Telecommunications reporting unit exceeded its carrying value and no impairment was recorded.

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
The Unsub Group entered into a Second Amended and Restated Credit Agreement, dated as of July 6, 2026 (the "Second A&R UnSub Credit Agreement"). The Second A&R UnSub Credit Agreement provides for, among other things, an incremental term loan commitment in an aggregate principal amount of $250,000. The loans made pursuant to such incremental term loan commitment on July 6, 2026 (the "UnSub Incremental Term Loan") have substantially similar terms as the term loans that have been outstanding under the A&R UnSub Credit Agreement,

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
which term loans will remain outstanding under the Second A&R UnSub Credit Agreement, and will (i) mature on November 25, 2028, (ii) accrue interest at a fixed rate per annum equal to 9.0% and (iii) not amortize. In connection with this transaction, we incurred additional deferred financing costs of $13,760. The proceeds are expected to be used for general corporate purposes.
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
The refinancing was executed through the issuance by Lightpath Fiber Issuer LLC (the "Issuer") of Secured Fiber Network Revenue Notes, Series 2026‑1 (the "Series 2026‑1 Notes"). The Issuer is a newly formed, wholly-owned and bankruptcy-remote indirect subsidiary of Lightpath.
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
Redeemable Preferred Unit Transactions
Private Placement of Redeemable Preferred Units
On May 29, 2026, CSC Investments II LLC ("CSC II"), an indirect wholly-owned subsidiary of Optimum Communications, sold to certain institutional accredited investors newly issued Series A Preferred Units of CSC II (the "Preferred Units") having an initial stated value of $300,000 for an aggregate purchase price of $300,000 (the "Private Placement Transaction").
CSC II is an unrestricted subsidiary of CSC Holdings and a holding company for certain of CSC Holdings’ designated unrestricted subsidiaries, including Cablevision Litchfield, LLC, CSC Optimum Holdings, LLC, certain other subsidiaries of CSC Holdings designated as "unrestricted subsidiaries" for the purposes of the debt agreements of CSC Holdings and CSC Holdings’ interest in Cablevision Lightpath LLC.
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
The Preferred Units are redeemable by CSC II at any time at a redemption price (the "Redemption Price") equal to the greater of (i) 100% of the then-current stated value and (ii) the amount necessary to result in an Applicable Minimum MOIC (as defined in the preferred unit agreement), in each case, plus the aggregate amount of accumulated and unpaid dividends that have not yet been paid in cash or compounded up to, but excluding, the redemption date.
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
Private Exchange Transaction
On May 29, 2026, CSC II entered into an exchange transaction (the "Private Exchange Transaction") with Next Alt and its affiliate, Next Partner, L.P. ("Next Partner" and, together with Next Alt, the "Next Entities"), certain members of Optimum Communications' board of directors and executive management. In the Private Exchange Transaction, CSC II issued additional Preferred Units having an initial stated value of $200,000 to Next Partner in exchange for 5,846,652 shares of Optimum Class A common stock, par value $0.01 per share ("Class A shares") owned by Next Alt, and 74,153,348 shares of Optimum Class B common stock, par value $0.01 per share ("Class B shares") owned by Next Alt, implying a price of $2.50 per common share, and Preferred Units having an aggregate initial stated value of $12,503 to such members of Optimum Communications' board of directors and executive management in exchange for 5.0 million Class A shares. Such exchanged common shares are held by CSC II and were not canceled.
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
Optimum Communications
For the three and six months ended June 30, 2026, we recorded a tax benefit of $39,926, as restated, and $807,935, as restated on pre-tax loss of $320,800 and $3,242,884, respectively. For the three months ended June 30, 2026, the effective tax rate was lower than the U.S. statutory tax rate primarily due to the nonrecognition for tax purposes of the Private Exchange transaction. For the six months ended June 30, 2026, the effective tax rate was higher than the U.S. statutory tax rate primarily due to the impact of state taxes.
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
CSC Holdings
For the three and six months ended June 30, 2026, we recorded a tax benefit of $40,547, as restated, and $809,197, as restated, on pre-tax loss of $323,756 and $3,248,892, respectively. For the three months ended June 30, 2026, the effective tax rate was lower than the U.S. statutory tax rate primarily due to the nonrecognition for tax purposes of the Private Exchange transaction. For the six months ended June 30, 2026, the effective tax rate was higher than the U.S. statutory tax rate primarily due to the impact of state taxes.
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

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
Long-Term Incentive Awards
Deferred Cash Award
In February and June 2026, certain employees were granted a time-based Deferred Cash Award ("DCA"). The awards granted in February vest ratably over three years with one-third payable in cash in each of December 2026, December 2027, and December 2028. The awards granted in June 2026 vest ratably over three years with one-third payable in cash in each of June 2027, June 2028, and June 2029. The amount outstanding pursuant to these awards totaled $37,930 (net of forfeitures) as of June 30, 2026. For the six months ended June 30, 2026, we recorded compensation cost related to these awards of $4,896.
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
NOTE 14.    COMMITMENTS AND CONTINGENCIES
Legal Matters
On February 17, 2023, Touchstream Technologies, Inc. filed a patent infringement lawsuit, alleging infringement of certain patents directed to the use of a personal computing device, such as a mobile phone, to control playback of content on a separate display device, such as a TV. Touchstream’s allegation of infringement is based on a remote control and "Watch on TV" functionality previously available to customers through the Company’s Optimum and Optimum TV mobile applications for iPhone and Android devices. The suit, originally filed in the U.S. District Court for the Eastern District of Texas and later transferred to the U.S. District Court for the Eastern District of New York, is in discovery. Although the outcome of this matter cannot be predicted and the impact of the final resolution on our results of operations in a subsequent reporting period is not known, management does not believe that the resolution of the matter will have a material adverse effect on our operations or financial position or our ability to meet our financial obligations as they become due.

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

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)

CSC Holdings Restricted Group
As of June 30, 2026
(as restated)
ASSETS
Current assets	$994,485
Long term assets	7,437,843
Total assets	$8,432,328

LIABILITIES AND MEMBER'S DEFICIENCY
Current liabilities	$5,170,018
Long-term debt	17,841,450
Long-term liabilities	240,653
Total liabilities	23,252,121

Total member's deficiency	(14,819,793)
Total liabilities and member's deficiency	$8,432,328

	CSC Holdings Restricted Group
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as restated)		(as restated)
Revenue	$689,141	$748,845	$1,414,908	$1,498,034
Operating expenses (a)	766,842	691,130	3,053,431	1,395,817
Operating income	(77,701)	57,715	(1,638,523)	102,217
Other expense, net	(375,754)	(424,683)	(734,571)	(830,538)
Loss before income taxes	(453,455)	(366,968)	(2,373,094)	(728,321)
Income tax benefit	109,877	130,600	578,430	214,032
Net loss	$(343,578)	$(236,368)	$(1,794,664)	$(514,289)

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Restatement
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") gives effect to certain adjustments made to our previously reported consolidated financial statements as of and for the three and six months ended June 30, 2026. Due to the restatement of these periods, the data set forth in this MD&A may not be comparable to discussions and data included in our previously filed Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026. Refer to Note 2, "Basis of Presentation," of the accompanying unaudited financial statements for further details related to the restatement and the impact on our consolidated financial statements.
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
•the outcome of litigation, government investigations and other proceedings; and
•other risks and uncertainties inherent in our cable and broadband communications businesses and our other businesses, including those listed under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 13, 2026, as amended (the "Annual Report") and our subsequent Quarterly Reports on Form 10-Q, as amended.
These factors are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could cause our actual results to differ materially from those expressed in any of our forward-looking statements.
Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. Except to the extent expressly updated in this Form 10-Q/A, the forward-looking statements contained in the Original Second Quarter 2026 Quarterly Report are made only as of the date of the Original Second Quarter 2026 Quarterly Report, and the forward-looking statements included or expressly updated in this Form 10-Q/A are made only as of the date of this Form 10-Q/A. Except to the extent required by law, we do not undertake, and specifically decline any obligation, to update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
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

Results of Operations - Optimum Communications
(unaudited)

	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
	2026	2025		2026	2025
	(as restated)			(as restated)
Revenue:
Broadband	$840,919	$885,139	$(44,220)	$1,690,958	$1,784,700	$(93,742)
Video	587,830	660,540	(72,710)	1,190,053	1,326,108	(136,055)
Telephony	56,296	64,633	(8,337)	114,702	131,045	(16,343)
Mobile	52,553	37,621	14,932	102,102	74,320	27,782
Residential revenue	1,537,598	1,647,933	(110,335)	3,097,815	3,316,173	(218,358)
Business services and wholesale	366,286	361,788	4,498	730,586	725,333	5,253
News and advertising	99,978	118,771	(18,793)	219,652	221,181	(1,529)
Other	19,841	18,711	1,130	41,018	36,798	4,220
Total revenue	2,023,703	2,147,203	(123,500)	4,089,071	4,299,485	(210,414)
Operating expenses:
Programming and other direct costs	587,654	662,690	75,036	1,218,783	1,333,221	114,438
Other operating expenses	655,956	696,867	40,911	1,316,159	1,395,053	78,894
Restructuring, impairments and other operating items	206,968	66,826	(140,142)	2,934,597	88,448	(2,846,149)
Depreciation and amortization	407,076	409,697	2,621	813,572	828,182	14,610
Operating income (loss)	166,049	311,123	(145,074)	(2,194,040)	654,581	(2,848,621)
Other income (expense):
Interest expense, net	(475,576)	(444,659)	(30,917)	(933,395)	(872,675)	(60,720)
Gain (loss) on investments and sale of affiliate interests	(10,958)	—	(10,958)	(10,958)	5	(10,963)
Gain (loss) on interest rate swap contracts, net	—	430	(430)	2,398	(1,289)	3,687
Loss on extinguishment of debt and write-off of deferred financing costs	—	(1,693)	1,693	(106,045)	(1,693)	(104,352)
Other expense, net	(315)	(834)	519	(844)	(1,797)	953
Loss before income taxes	(320,800)	(135,633)	(185,167)	(3,242,884)	(222,868)	(3,020,016)
Income tax benefit	39,926	47,647	(7,721)	807,935	63,611	744,324
Net loss	(280,874)	(87,986)	(192,888)	(2,434,949)	(159,257)	(2,275,692)
Net income attributable to noncontrolling interests	(9,632)	(8,265)	(1,367)	(16,727)	(12,670)	(4,057)
Net loss attributable to Optimum Communications, Inc. stockholders	$(290,506)	$(96,251)	$(194,255)	$(2,451,676)	$(171,927)	$(2,279,749)

The following is a reconciliation of net loss to Adjusted EBITDA (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as restated)		(as restated)
Net loss	$(280,874)	$(87,986)	$(2,434,949)	$(159,257)
Income tax benefit	(39,926)	(47,647)	(807,935)	(63,611)
Other expense, net	315	834	844	1,797
Loss (gain) on interest rate swap contracts, net	—	(430)	(2,398)	1,289
Loss (gain) on investments and sale of affiliates interests	10,958	—	10,958	(5)
Loss on extinguishment of debt and write-off of deferred financing costs	—	1,693	106,045	1,693
Interest expense, net	475,576	444,659	933,395	872,675
Depreciation and amortization	407,076	409,697	813,572	828,182
Restructuring, impairments and other operating items	206,968	66,826	2,934,597	88,448
Share-based compensation	5,639	16,166	20,616	31,615
Adjusted EBITDA	$785,732	$803,812	$1,574,745	$1,602,826
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net cash flows from operating activities	$228,126	$411,965	$398,409	$599,448
Less: Capital expenditures (cash)	320,025	383,519	627,729	739,643
Free Cash Flow (Deficit)	$(91,899)	$28,446	$(229,320)	$(140,195)

The following table sets forth certain customer metrics (unaudited):

	June 30, 2026	March 31, 2026	June 30, 2025

	(in thousands)
Total passings (a)	10,114.1	10,045.9	9,891.5
Total customer relationships (b) (i)	4,218.0	4,264.1	4,462.2
Residential (i)	3,855.6	3,897.0	4,088.0
SMB	362.5	367.1	374.3
Residential customers (i):
Broadband (i)	3,714.3	3,749.6	3,928.3
Video (i)	1,526.6	1,570.7	1,736.3
Telephony	951.3	994.9	1,147.8
Penetration of total passings (c)	41.7%	42.4%	45.1%
Average revenue per user ("ARPU") (d)	$132.22	$132.32	$133.68
SMB customers:
Broadband	335.4	339.7	345.6
Video	68.7	70.4	76.6
Telephony	175.0	179.2	188.9
Total mobile lines (e)	724.0	674.1	546.4
FTTH total passings (f)	3,155.8	3,121.6	3,023.4
FTTH customer relationships (g)	748.9	729.1	663.0
FTTH Residential	725.2	706.7	644.6
FTTH SMB	23.7	22.4	18.5
Penetration of FTTH total passings (h)	23.7%	23.4%	21.9%

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
Income Tax Benefit
For the three and six months ended June 30, 2026, we recorded a tax benefit of $39,926, as restated, and $807,935, as restated, on pre-tax loss of $320,800 and $3,242,884, respectively. For the three months ended June 30, 2026, the effective tax rate was lower than the U.S. statutory tax rate primarily due to the nonrecognition for tax purposes of the Private Exchange transaction. For the six months ended June 30, 2026, the effective tax rate was higher than the U.S. statutory tax rate primarily due to the impact of state taxes.
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
CSC HOLDINGS, LLC
The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Optimum Communications, except for the following (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as restated)		(as restated)
Net loss attributable to Optimum Communications stockholders	$(290,506)	$(96,251)	$(2,451,676)	$(171,927)
Adjustments to reconcile to net loss attributable to CSC Holdings' sole member:
Income tax benefit	621	1,113	1,262	1,601
Interest expense, net	(1,272)	(1,403)	(2,557)	(2,818)
Other operating expenses	(1,684)	(4,742)	(3,451)	(6,261)
Net loss attributable to CSC Holdings' sole member	$(292,841)	$(101,283)	$(2,456,422)	$(179,405)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Optimum Communications Adjusted EBITDA	$785,732	$803,812	$1,574,745	$1,602,826
Adjustments to reconcile to CSC Holdings' Adjusted EBITDA:
Other operating expenses	(1,684)	(4,742)	(3,451)	(6,261)
CSC Holdings Adjusted EBITDA	$784,048	$799,070	$1,571,294	$1,596,565
Refer to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

The following is a reconciliation of CSC Holdings' net loss to Adjusted EBITDA (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as restated)		(as restated)
Net loss	$(283,209)	$(93,018)	$(2,439,695)	$(166,735)
Income tax benefit	(40,547)	(48,760)	(809,197)	(65,212)
Other expense, net	315	834	844	1,797
Loss (gain) on interest rate swap contracts, net	—	(430)	(2,398)	1,289
Loss (gain) on investments and sale of affiliate interests	10,958	—	10,958	(5)
Loss on extinguishment of debt and write-off of deferred financing costs	—	1,693	106,045	1,693
Interest expense, net	476,848	446,062	935,952	875,493
Depreciation and amortization	407,076	409,697	813,572	828,182
Restructuring, impairments and other operating items	206,968	66,826	2,934,597	88,448
Share-based compensation	5,639	16,166	20,616	31,615
Adjusted EBITDA	$784,048	$799,070	$1,571,294	$1,596,565
Refer to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.
The following is a reconciliation of CSC Holdings' net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net cash flows from operating activities	$228,416	$413,004	$393,206	$602,711
Less: Capital expenditures (cash)	320,025	383,519	627,729	739,643
Free Cash Flow (Deficit)	$(91,609)	$29,485	$(234,523)	$(136,932)
The differences in Adjusted EBITDA and Free Cash Flow (Deficit) between CSC Holdings and Optimum Communications relate to the Captive which holds certain workers' compensation, general and automobile liabilities. See Note 13.

SUPPLEMENTAL FINANCIAL INFORMATION
Presented below are balance sheets for the UnSub Group and CSC Investments II (unaudited). See Note 9 of our consolidated financial statements.

	As of June 30, 2026
	Unsub Group	CSC Investments II
	(as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$782,942	$1,170,316
Restricted cash	293	62,994
Accounts receivable, trade	65,389	117,608
Prepaid expenses and other current assets	76,119	110,166
Amounts due from affiliates	—	—
Current assets	924,743	1,461,084
Property, plant and equipment, net of accumulated depreciation	3,838,186	5,002,957
Right-of-use operating lease assets	144,266	156,400
Other assets	25,815	38,478
Amortizable intangibles, net of accumulated amortization	501,156	563,924
Indefinite-lived cable franchise rights	6,270,000	7,080,000
Goodwill	5,766,625	5,872,519
Total assets	$17,470,791	$20,175,362

LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
Accounts payable	$444,005	$471,879
Interest payable	60,122	61,674
Accrued employee related costs	25,012	79,900
Deferred revenue	37,020	140,739
Debt	—	287
Other current liabilities	125,095	161,095
Amounts due to affiliates	552,886	574,927
Current liabilities	1,244,140	1,490,501
Other liabilities	41,422	72,579
Deferred tax liability	2,787,875	2,928,128
Right-of-use operating lease liability	160,945	169,287
Long-term debt	2,923,712	4,561,478
Total liabilities	7,158,094	9,221,973

Redeemable preferred units	—	508,594

Member's equity	10,313,109	10,411,621
Accumulated other comprehensive loss	(412)	(412)
Total member's equity	10,312,697	10,411,209
Noncontrolling interests	—	33,586
Total equity	10,312,697	10,444,795
Total liabilities and member's equity	$17,470,791	$20,175,362

Presented below are Statements of Operations of the UnSub Group for the three and six months ended June 30, 2026 and 2025 (unaudited):

	UnSub Group
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as restated)		(as restated)
Revenue	$1,210,328	$1,282,836	$2,430,369	$2,574,362
Operating expenses:
Programming and other direct costs	385,961	436,047	782,227	870,915
Other operating expenses	357,379	368,216	708,933	731,632
Restructuring, impairments and other operating items (a)	12,897	38,146	1,570,558	50,734
Depreciation and amortization (including impairments)	255,157	231,155	482,232	447,992
Operating income (loss)	198,934	209,272	(1,113,581)	473,089
Other income (expense):
Interest expense, net	(88,111)	(176)	(165,617)	(328)
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	(98,407)	—
Other expense, net	(284)	(698)	(734)	(1,535)
Income (loss) before income taxes	110,539	208,398	(1,378,339)	471,226
Income tax benefit (expense)	(46,526)	(65,790)	366,481	(148,631)
Net income (loss)	$64,013	$142,608	$(1,011,858)	$322,595
Presented below are Statements of Operations of CSC Investments II for the three and six months ended June 30, 2026 and 2025 (unaudited):

	CSC Investments II LLC
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as restated)		(as restated)
Revenue	$1,322,984	$1,387,988	$2,657,130	$2,785,030
Operating expenses:
Programming and other direct costs	398,163	445,745	806,400	891,195
Other operating expenses	386,829	398,985	769,716	792,894
Restructuring, impairments and other operating items	13,747	38,534	1,101,674	51,419
Depreciation and amortization (including impairments)	283,775	257,399	539,192	504,309
Operating income (loss)	240,470	247,325	(559,852)	545,213
Other income (expense):
Interest expense, net	(111,888)	(23,140)	(211,614)	(46,559)
Gain (loss) on interest rate swap contracts, net	—	430	2,398	(1,289)
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	(106,045)	—
Other expense, net	(310)	(728)	(781)	(1,596)
Income (loss) before income taxes	128,272	223,887	(875,894)	495,769
Income tax benefit (expense)	(46,620)	(65,893)	230,778	(148,807)
Net income (loss)	81,652	157,994	(645,116)	346,962
Net income attributable to noncontrolling interests	(9,315)	(8,454)	(17,357)	(13,387)
Net income (loss) attributable to CSC Investments II, LLC sole member	$72,337	$149,540	$(662,473)	$333,575

Presented below are Statements of Cash Flows of the UnSub Group (unaudited):

UnSub Group
	Six Months Ended June 30,
	2026	2025
	(as restated)
Cash flows from operating activities:
Net income (loss)	$(1,011,858)	$322,595
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	482,232	447,992
Indefinite-lived cable franchise rights impairment	1,551,511	—
Loss on extinguishment of debt and write-off of deferred financing costs	98,407	—
Amortization of deferred financing costs on indebtedness	28,177	—
Share-based compensation expense	11,925	19,683
Deferred income taxes	(502,234)	(22,496)
Decrease in right-of-use assets	11,288	12,290
Allowance for credit losses	17,840	15,888
Other	3,172	1,204
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(23,938)	(10,591)
Prepaid expenses and other assets	(22,537)	(35,695)
Amounts due from and due to affiliates	189,240	28,371
Accounts payable and accrued liabilities	6,441	(159,316)
Interest payable	40,020	—
Deferred revenue	(4,827)	(2,232)
Net cash provided by operating activities	874,859	617,693
Cash flows from investing activities:
Capital expenditures	(284,007)	(278,495)
Other, net	(1,089)	669
Net cash used in investing activities	(285,096)	(277,826)
Cash flows from financing activities:
Proceeds from long-term debt	1,100,000	—
Repayment of debt	(980,091)	—
Contributions from (distributions to) parent	52,139	(347,611)
Additions to deferred financing costs	(102,849)	—
Net cash provided by (used in) financing activities	69,199	(347,611)
Net increase (decrease) in cash and cash equivalents	658,962	(7,744)
Effect of exchange rate changes on cash and cash equivalents	2	(47)
Net increase (decrease) in cash, cash equivalents and restricted cash	658,964	(7,791)
Cash, cash equivalents and restricted cash at beginning of year	124,271	8,254
Cash, cash equivalents and restricted cash at end of period	$783,235	$463

Presented below are Statements of Cash Flows of CSC Investments II LLC (unaudited):

CSC Investments II LLC
	Six Months Ended June 30,
	2026	2025
	(as restated)
Cash flows from operating activities:
Net income (loss)	$(645,116)	$346,962
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	539,192	504,309
Indefinite-lived cable franchise rights impairment	1,081,511	—
Loss on extinguishment of debt and write-off of deferred financing costs	106,045	—
Amortization of deferred financing costs and discounts on indebtedness	30,178	1,737
Share-based compensation expense	11,925	19,683
Deferred income taxes	(366,690)	(22,423)
Decrease in right-of-use assets	13,876	14,773
Allowance for credit losses	17,391	15,884
Other	3,173	1,204
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(19,452)	4,339
Prepaid expenses and other assets	(22,029)	(41,804)
Amounts due from and due to affiliates	187,793	26,541
Accounts payable and accrued liabilities	54,385	(170,586)
Interest payable	27,193	(288)
Deferred revenue	52,056	21,107
Interest rate swap contracts	932	5,562
Net cash provided by operating activities	1,072,363	727,000
Cash flows from investing activities:
Capital expenditures	(425,305)	(363,176)
Payments for acquisitions, net of cash acquired	—	(9,000)
Other, net	(1,095)	670
Net cash used in investing activities	(426,400)	(371,506)
Cash flows from financing activities:
Proceeds from long-term debt	2,756,954	—
Repayment of debt	(2,514,274)	(3,446)
Issuance of preferred units, net of fees	289,197	—
Principal payments on finance lease obligations	(299)	(327)
Additions to deferred financing costs	(128,130)	—
Distributions to parent	—	(371,428)
Distributions to noncontrolling interests, net	—	(29,097)
Other, net	(1,452)	—
Net cash provided by (used in) financing activities	401,996	(404,298)
Net increase (decrease) in cash and cash equivalents	1,047,959	(48,804)
Effect of exchange rate changes on cash and cash equivalents	2	(47)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,047,961	(48,851)
Cash, cash equivalents and restricted cash at beginning of year	185,349	111,168
Cash, cash equivalents and restricted cash at end of period	$1,233,310	$62,317

Presented below is a reconciliation of the net loss to adjusted EBITDA for CSC Holdings Restricted Group (unaudited):

	CSC Holdings Restricted Group
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as restated)		(as restated)
Net loss	$(343,578)	$(236,368)	$(1,794,664)	$(514,289)
Income tax benefit	(109,877)	(130,600)	(578,430)	(214,032)
Other income, net	(294)	(110)	(1,033)	(516)
Loss (gain) on investments and sale of affiliate interests, net	10,958	—	10,958	(5)
Loss on extinguishment of debt and write-off of deferred financing costs	—	1,693	—	1,693
Interest expense, net	365,090	423,100	724,646	829,366
Depreciation and amortization	123,301	152,298	274,380	323,873
Restructuring, impairments and other operating items (a)	193,220	28,239	1,832,922	36,950
Share-based compensation	2,145	5,775	8,691	11,932
Adjusted EBITDA	$240,965	$244,027	$477,470	$474,972

(a)Includes an impairment charge related to our indefinite-lived cable franchise rights of $1,618,489 for the six months ended June 30, 2026.
Presented below is a reconciliation of the net income (loss) to adjusted EBITDA for the UnSub Group (unaudited):

	The UnSub Group
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as restated)		(as restated)
Net income (loss)	$64,013	$142,608	$(1,011,858)	$322,595
Income tax expense (benefit)	46,526	65,790	(366,481)	148,631
Other expense, net	284	698	734	1,535
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	98,407	—
Interest expense, net	88,111	176	165,617	328
Depreciation and amortization	255,157	231,155	482,232	447,992
Restructuring, impairments and other operating items (a)	12,897	38,146	1,570,558	50,734
Share-based compensation	3,494	10,391	11,925	19,683
Adjusted EBITDA	$470,482	$488,964	$951,134	$991,498

(a)Includes an impairment charge related to our indefinite-lived cable franchise rights of $1,551,511 for the six months ended June 30, 2026.

Presented below is a reconciliation of the net income (loss) to adjusted EBITDA for CSC Investments II (unaudited):

	CSC Investments II
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as restated)		(as restated)
Net income (loss)	$81,652	$157,994	$(645,116)	$346,962
Income tax expense (benefit)	46,620	65,893	(230,778)	148,807
Other expense, net	310	728	781	1,596
Loss (gain) on interest rate swap contracts, net	—	(430)	(2,398)	1,289
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	106,045	—
Interest expense, net	111,888	23,140	211,614	46,559
Depreciation and amortization	283,775	257,399	539,192	504,309
Restructuring, impairments and other operating items (a)	13,747	38,534	1,101,674	51,419
Share-based compensation	3,494	10,391	11,925	19,683
Adjusted EBITDA	$541,486	$553,649	$1,092,939	$1,120,624

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
The Unsub Group entered into a Second Amended and Restated Credit Agreement, dated as of July 6, 2026 (the "Second A&R UnSub Credit Agreement"). The Second A&R UnSub Credit Agreement provides for, among other things, an incremental term loan commitment in an aggregate principal amount of $250 million. The loans made pursuant to such incremental term loan commitment on July 6, 2026 (the "UnSub Incremental Term Loan") have substantially similar terms as the term loans that have been outstanding under the A&R UnSub Credit Agreement, which term loans will remain outstanding under the Second A&R UnSub Credit Agreement, and will (i) mature on November 25, 2028, (ii) accrue interest at a fixed rate per annum equal to 9.000% and (iii) not amortize. We received an additional $250,000 of proceeds and incurred additional deferred financing costs of $13,760. The proceeds from the UnSub Incremental Term Loan are expected to be used for general corporate purposes.
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
The refinancing was executed through the issuance by Lightpath Fiber Issuer LLC (the "Issuer") of Secured Fiber Network Revenue Notes, Series 2026‑1 (the "Series 2026‑1 Notes"). The Issuer is a newly formed, wholly-owned and bankruptcy-remote indirect subsidiary of Lightpath.
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
Private Placement of Redeemable Preferred Units
On May 29, 2026, CSC Investments II LLC ("CSC II"), an indirect wholly-owned subsidiary of Optimum Communications, sold to certain institutional accredited investors newly issued Series A Preferred Units of CSC II (the "Preferred Units") having an initial stated value of $300,000 for an aggregate purchase price of $300,000 (the "Private Placement Transaction"). See Note 9 of the accompanying consolidated financial statements for further details.
Private Exchange Transaction
On May 29, 2026, CSC II entered into an exchange transaction (the "Private Exchange Transaction") with Next Alt and its affiliate, Next Partner, L.P. ("Next Partner" and, together with Next Alt, the "Next Entities"), certain members of Optimum Communications' board of directors and executive management. In the Private Exchange Transaction, CSC II issued additional Preferred Units having an initial stated value of $200,000 to Next Partner in exchange for 5,846,652 shares of Optimum Class A common stock, par value $0.01 per share ("Class A shares") owned by Next

Alt, and 74,153,348 shares of Optimum Class B common stock, par value $0.01 per share ("Class B shares") owned by Next Alt, implying a price of $2.50 per common share, and Preferred Units having an aggregate initial stated value of $12,503 to such members of Optimum Communications' board of directors and executive management in exchange for 5.0 million Class A shares. Such exchanged common shares are held by CSC II and were not canceled. See Note 9 of the accompanying consolidated financial statements for further details.
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
Item 4.    Controls and Procedures
(a)    Evaluation of Disclosure Controls and Procedures
In connection with the restatement of our consolidated financial statements as of and for the three and six months ended June 30, 2026, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2026. Based on that re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026, because of the material weakness in internal control over financial reporting described below. This conclusion supersedes the conclusion regarding our disclosure controls and procedures included in our Original Second Quarter 2026 Quarterly Report.

Notwithstanding the material weakness described below, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.
(b)    Material Weakness in Internal Control over Financial Reporting
In connection with the restatement of our consolidated financial statements as of and for the three and six months ended June 30, 2026, management identified a material weakness in our internal control over financial reporting related to the accounting for income taxes. We did not design and maintain effective controls at a sufficient level of precision to identify and evaluate the deferred tax consequences of a non-routine impairment charge involving indefinite-lived cable franchise rights. The material weakness resulted from an insufficient depth of specialized tax expertise, lack of a formal tax consultation policy, and ineffective controls to identify and evaluate the deferred tax consequences of a non-routine matter.
This material weakness resulted in the failure to recognize deferred tax benefits associated with impairment charges on indefinite-lived cable franchise rights and the restatement of our consolidated financial statements for the three and six months ended June 30, 2026. See Note 2, "Basis of Presentation," to the consolidated financial statements included in this Form 10-Q/A. Additionally, this material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
(c)    Changes in Internal Control
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Effective internal controls over financial reporting are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. Management identified the following deficiency in internal control over financial reporting as of June 30, 2026:
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

In connection with the restatement of our consolidated financial statements as of and for the three and six months ended June 30, 2026, management identified a material weakness in our internal control over financial reporting related to the accounting for income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls at a sufficient level of precision to identify and evaluate the deferred tax consequences of a non-routine impairment charge involving indefinite-lived cable franchise rights. The material weakness resulted from an insufficient depth of specialized tax expertise, lack of a formal tax consultation policy, and ineffective controls to identify and evaluate the deferred tax consequences of a non-routine matter.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(c)    Purchases of Equity Securities by the Issuer
Set forth below is information related to share transactions for the quarter ended June 30, 2026.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1- April 30	—	$—	—	$—
May 1- May 31	85,001,200	2.50	—	—
June 1 - June 30	—	—	—	—
Total	85,001,200	2.50	—	—
On May 29, 2026, CSC II entered into an exchange transaction (the "Private Exchange Transaction") with Next Alt and its affiliate, Next Partner, L.P. ("Next Partner" and, together with Next Alt, the "Next Entities"), certain members of Optimum Communications' board of directors and executive management. In the Private Exchange Transaction, CSC II issued Preferred Units having an initial stated value of $200,000 to Next Partner in exchange for 5,846,652 shares of Optimum Class A common stock, par value $0.01 per share ("Class A shares") owned by Next Alt, and 74,153,348 shares of Optimum Class B common stock, par value $0.01 per share ("Class B shares") owned by Next Alt, implying a price of $2.50 per common share, and Preferred Units having an aggregate initial stated value of $12,503 to such members of Optimum Communications' board of directors and executive management in exchange for 5.0 million Class A shares. Such exchanged common shares are held by CSC II and were not canceled.
Item 5.    Other Information
None.

Item 6.    Exhibits

EXHIBIT NO.	DESCRIPTION

10.1#	Certificate of Designation of Series A Preferred Units of CSC Investments II LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-38126) filed on August 6, 2026)
10.2	First Amendment, dated May 29, 2026, to Amended and Restated Credit Agreement, dated as of January 12, 2026, by and among Cablevision Litchfield, LLC and CSC Optimum Holdings, LLC, each as a borrower, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on June 1, 2026).
10.3	Second Amended and Restated Credit Agreement, dated as of July 6, 2026, by and among Cablevision Litchfield, LLC and CSC Optimum Holdings, LLC, each as a borrower, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38126) filed on July 6, 2026).
31.1*	Section 302 Certification of the CEO.
31.2*	Section 302 Certification of the CFO.
32**	Section 906 Certifications of the CEO and CFO.
101
The following financial statements from Optimum Communications' Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2026 filed with the Securities and Exchange Commission on November 6, 2026 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Stockholders' Deficiency; (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.

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