Form 10-Q
period 2026-09-30
Optimum Communications, Inc.
filed 2026-11-06
CIK 1702780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

001-38126				38-3980194
Optimum Communications, Inc.
Delaware
1 Court Square West
	Long Island City,	New York	11101
	(516)	803-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	OPTU	NYSE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Number of shares of common stock outstanding as of October 30, 2026	273,578,000

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
FORM 10-Q

Part I.        FINANCIAL INFORMATION
Item 1.     Financial Statements

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
	September 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$1,100,796	$1,012,201
Restricted cash	61,545	107,384
Accounts receivable, trade (less allowance for credit losses of $26,141 and $35,389, respectively)	299,994	335,820
Prepaid expenses and other current assets ($445 and $475 due from affiliates, respectively)	253,284	189,391
Total current assets	1,715,619	1,644,796
Property, plant and equipment, net of accumulated depreciation of $10,669,498 and $9,835,958, respectively	8,312,575	8,351,391
Right-of-use operating lease assets	197,538	243,626
Other assets	159,436	120,341
Amortizable intangibles, net of accumulated amortization of $6,610,749 and $6,461,571, respectively	531,459	702,467
Indefinite-lived cable franchise rights	5,700,000	11,600,000
Goodwill	8,041,217	8,041,217
Total assets	$24,657,844	$30,703,838
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$813,595	$816,860
Interest payable	389,605	413,709
Accrued employee related costs	140,524	206,192
Deferred revenue	196,242	147,139
Debt	6,371,609	60,842
Other current liabilities ($7,865 and $27,029 due to affiliates, respectively)	413,743	406,280
Total current liabilities	8,325,318	2,051,022
Other liabilities	355,394	316,398
Deferred tax liability	2,141,850	3,801,088
Right-of-use operating lease liability	227,245	250,407
Long-term debt, net of current maturities	20,445,294	26,145,372
Total liabilities	31,495,101	32,564,287
Commitments and contingencies (Note 14)
Redeemable preferred units	528,248	—

Stockholders' Deficiency:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock: $0.01 par value, 4,000,000,000 shares authorized, 296,316,796 shares issued and 164,501,315 outstanding as of September 30, 2026 and 288,381,276 shares issued and 287,413,647 outstanding as of December 31, 2025	2,963	2,884
Class B common stock: $0.01 par value, 1,000,000,000 shares authorized, 490,086,674 issued, 108,865,694 shares outstanding as of September 30, 2026 and 183,019,831 shares outstanding as of December 31, 2025	1,830	1,830
Class C common stock: $0.01 par value, 4,000,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	248,542	252,553
Accumulated deficit	(7,477,039)	(2,141,238)
	(7,223,704)	(1,883,971)
Treasury stock, at cost (131,815,481 shares of Class A common stock at September 30, 2026 and 967,629 at December 31, 2025 and 74,153,348 shares of Class B common stock as of September 30, 2026)	(196,659)	(10)
Accumulated other comprehensive income	9,992	1,604
Total Optimum Communications stockholders' deficiency	(7,410,371)	(1,882,377)
Noncontrolling interests	44,866	21,928
Total stockholders' deficiency	(7,365,505)	(1,860,449)
Total liabilities and stockholders' deficiency	$24,657,844	$30,703,838
See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$2,000,060	$2,108,110	$6,089,131	$6,407,595
Operating expenses:
Programming and other direct costs	589,300	639,012	1,808,083	1,972,233
Other operating expenses	645,126	650,454	1,961,285	2,045,507
Restructuring, impairments and other operating items (See Note 7)	3,429,940	1,568,120	6,364,537	1,656,568
Depreciation and amortization	394,260	415,308	1,207,832	1,243,490
	5,058,626	3,272,894	11,341,737	6,917,798
Operating loss	(3,058,566)	(1,164,784)	(5,252,606)	(510,203)
Other income (expense):
Interest expense, net	(479,891)	(459,124)	(1,413,286)	(1,331,799)
Gain (loss) on investments and sale of affiliate interests	—	—	(10,958)	5
Gain (loss) on interest rate swap contracts, net	—	1,147	2,398	(142)
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	(106,045)	(1,693)
Other expense, net	(38)	(591)	(882)	(2,388)
	(479,929)	(458,568)	(1,528,773)	(1,336,017)
Loss before income taxes	(3,538,495)	(1,623,352)	(6,781,379)	(1,846,220)
Income tax benefit	680,222	433,762	1,488,157	497,373
Net loss	(2,858,273)	(1,189,590)	(5,293,222)	(1,348,847)
Net income attributable to noncontrolling interests	(6,377)	(3,944)	(23,104)	(16,614)
Net income attributable to redeemable noncontrolling interests	(19,475)	—	(19,475)	—
Net loss attributable to Optimum Communications, Inc. stockholders	$(2,884,125)	$(1,193,534)	$(5,335,801)	$(1,365,461)
Net loss per share:
Basic and diluted net loss per share	$(10.24)	$(2.55)	$(13.38)	$(2.92)
Basic and diluted weighted average common shares (in thousands)	281,714	468,676	399,247	467,108
Cash dividends declared per common share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(2,858,273)	$(1,189,590)	$(5,293,222)	$(1,348,847)
Other comprehensive income (loss):
Defined benefit pension plans	3,846	(127)	11,437	2,844
Applicable income taxes	(1,035)	34	(3,077)	(767)
Defined benefit pension plans, net of income taxes	2,811	(93)	8,360	2,077
Foreign currency translation adjustment	26	(530)	28	354
Other comprehensive income (loss)	2,837	(623)	8,388	2,431
Comprehensive loss	(2,855,436)	(1,190,213)	(5,284,834)	(1,346,416)
Comprehensive income attributable to noncontrolling interests	(6,377)	(3,944)	(23,104)	(16,614)
Comprehensive income attributable to redeemable noncontrolling interests	(19,475)	—	(19,475)	—
Comprehensive loss attributable to Optimum Communications, Inc. stockholders	$(2,881,288)	$(1,194,157)	$(5,327,413)	$(1,363,030)

See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Optimum Communications Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2026	$2,884	$1,830	$252,553	$(2,141,238)	$(10)	$1,604	$(1,882,377)	$21,928	$(1,860,449)
Net loss attributable to Optimum Communications stockholders	—	—	—	(2,161,170)	—	—	(2,161,170)	—	(2,161,170)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	7,095	7,095
Pension liability adjustments, net of income taxes	—	—	—	—	—	423	423	—	423
Foreign currency translation adjustment	—	—	—	—	—	17	17	—	17
Share-based compensation expense (equity classified)	—	—	7,565	—	—	—	7,565	—	7,565
Distributions to an entity under common control	—	—	(3,446)	—	—	—	(3,446)	—	(3,446)
Other, net	58	—	(5,827)	—	—	—	(5,769)	—	(5,769)
Balance at March 31, 2026	$2,942	$1,830	$250,845	$(4,302,408)	$(10)	$2,044	$(4,044,757)	$29,023	$(4,015,734)
Net loss attributable to Optimum Communications stockholders	—	—	—	(290,506)	—	—	(290,506)	—	(290,506)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	9,632	9,632
Pension liability adjustments, net of income taxes	—	—	—	—	—	5,126	5,126	—	5,126
Foreign currency translation adjustment	—	—	—	—	—	(15)	(15)	—	(15)
Share-based compensation expense (equity classified)	—	—	3,789	—	—	—	3,789	—	3,789
Distributions to an entity under common control	—	—	(1,461)	—	—	—	(1,461)	—	(1,461)
Accrued dividends related to redeemable preferred units	—	—	(6,833)	—	—	—	(6,833)	—	(6,833)
Optimum shares held by a subsidiary (Note 9)	—	—	—	—	(57,401)	—	(57,401)	—	(57,401)
Other, net	13	—	(1,212)	—	—	—	(1,199)	—	(1,199)
Balance at June 30, 2026	$2,955	$1,830	$245,128	$(4,592,914)	$(57,411)	$7,155	$(4,393,257)	$38,655	$(4,354,602)
See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (Continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Optimum Communications Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at June 30, 2026	$2,955	$1,830	$245,128	$(4,592,914)	$(57,411)	$7,155	$(4,393,257)	$38,655	$(4,354,602)
Net loss attributable to Optimum Communications stockholders	—	—	—	(2,884,125)	—	—	(2,884,125)	—	(2,884,125)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	6,377	6,377
Pension liability adjustments, net of income taxes	—	—	—	—	—	2,811	2,811	—	2,811
Share-based compensation expense (equity classified)	—	—	4,044	—	—	—	4,044	—	4,044
Optimum shares held by a subsidiary (Note 1)	—	—	—	—	(139,248)	—	(139,248)	—	(139,248)
Other, net	8	—	(630)	—	—	26	(596)	(166)	(762)
Balance at September 30, 2026	$2,963	$1,830	$248,542	$(7,477,039)	$(196,659)	$9,992	$(7,410,371)	$44,866	$(7,365,505)
See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (Continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Optimum Communications Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at January 1, 2025	$2,799	$1,842	$233,953	$(703,993)	$(10)	$(3,826)	$(469,235)	$12,403	$(456,832)
Net loss attributable to Optimum Communications stockholders	—	—	—	(75,676)	—	—	(75,676)	—	(75,676)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	4,405	4,405
Pension liability adjustments, net of income taxes	—	—	—	—	—	(1,125)	(1,125)	—	(1,125)
Foreign currency translation adjustment	—	—	—	—	—	(54)	(54)	—	(54)
Share-based compensation expense (equity classified)	—	—	11,587	—	—	—	11,587	—	11,587
Other, net	46	—	(8,543)	—	—	—	(8,497)	—	(8,497)
Balance at March 31, 2025	$2,845	$1,842	$236,997	$(779,669)	$(10)	$(5,005)	$(543,000)	$16,808	$(526,192)
Net loss attributable to Optimum Communications stockholders	—	—	—	(96,251)	—	—	(96,251)	—	(96,251)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	8,265	8,265
Pension liability adjustments, net of income taxes	—	—	—	—	—	3,295	3,295	—	3,295
Foreign currency translation adjustment	—	—	—	—	—	938	938	—	938
Share-based compensation expense (equity classified)	—	—	12,054	—	—	—	12,054	—	12,054
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(26,452)	(26,452)
Other, net	9	—	(1,160)	—	—	—	(1,151)	—	(1,151)
Balance at June 30, 2025	$2,854	$1,842	$247,891	$(875,920)	$(10)	$(772)	$(624,115)	$(1,379)	$(625,494)

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (Continued) (In thousands) (Unaudited)
	Class A Common Stock	Class B Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Optimum Stockholders' Deficiency	Non-controlling Interests	Total Deficiency
Balance at June 30, 2025	$2,854	$1,842	$247,891	$(875,920)	$(10)	$(772)	$(624,115)	$(1,379)	$(625,494)
Net loss attributable to Optimum Communications stockholders	—	—	—	(1,193,534)	—	—	(1,193,534)	—	(1,193,534)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	3,944	3,944
Pension liability adjustments, net of income taxes	—	—	—	—	—	(93)	(93)	—	(93)
Foreign currency translation adjustment	—	—	—	—	—	(530)	(530)	—	(530)
Share-based compensation expense (equity classified)	—	—	9,696	—	—	—	9,696	—	9,696
Other, net	10	—	(1,224)	—	—	—	(1,214)	—	(1,214)
Balance at September 30, 2025	$2,864	$1,842	$256,363	$(2,069,454)	$(10)	$(1,395)	$(1,809,790)	$2,565	$(1,807,225)

See accompanying notes to consolidated financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,293,222)	$(1,348,847)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,207,832	1,243,490
Indefinite-lived cable franchise rights impairments	5,900,000	1,611,308
Loss (gain) on investments, sale of assets or sale of affiliate interests	10,958	(55,119)
Loss on extinguishment of debt and write-off of deferred financing costs	106,045	1,693
Amortization of deferred financing costs and discounts (premiums) on indebtedness	52,231	15,802
Share-based compensation expense	28,714	43,628
Deferred income taxes	(1,668,833)	(610,079)
Decrease in right-of-use assets	32,356	33,708
Non-cash exchange of Optimum shares for redeemable preferred units	156,555	—
Allowance for credit losses	59,142	47,624
Other	24,639	892
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(40,883)	(42,578)
Prepaid expenses and other assets	(110,866)	(45,616)
Amounts due from and due to affiliates	(19,134)	(5,520)
Accounts payable and accrued liabilities	(36,267)	(143,007)
Interest payable	(24,104)	(65,746)
Deferred revenue	91,504	58,700
Interest rate swap contracts	932	6,563
Net cash provided by operating activities	477,599	746,896
Cash flows from investing activities:
Capital expenditures	(974,771)	(1,065,163)
Payments for acquisitions, net of cash acquired	—	(7,616)
Proceeds related to sale of equipment, net of costs of disposal	14,638	62,729
Other, net	(7,260)	(643)
Net cash used in investing activities	(967,393)	(1,010,693)
Cash flows from financing activities:
Proceeds from long-term debt	3,103,204	1,835,000
Repayment of debt	(2,552,567)	(577,619)
Principal payments on finance lease obligations	(20,382)	(98,347)
Additions to deferred financing costs	(138,130)	(65,937)
Payment for tender offer including related costs	(140,702)	—
Proceeds from issuance of redeemable preferred units, net	289,197	—
Distributions to noncontrolling interests	—	(26,452)
Other, net	(12,258)	(16,362)
Net cash provided by financing activities	528,362	1,050,283
Net increase in cash and cash equivalents	38,568	786,486
Effect of exchange rate changes on cash and cash equivalents	28	354
Net increase in cash, cash equivalents and restricted cash	38,596	786,840
Cash, cash equivalents and restricted cash at beginning of year	1,141,443	256,824
Cash, cash equivalents and restricted cash at end of period	$1,180,039	$1,043,664
See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except unit amounts)
	September 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$1,086,603	$1,001,919
Restricted cash	61,545	107,384
Accounts receivable, trade (less allowance for credit losses of $26,141 and $35,389, respectively)	299,994	335,820
Prepaid expenses and other current assets ($10,534 and $2,821 due from affiliates, respectively)	263,504	191,909
Total current assets	1,711,646	1,637,032
Property, plant and equipment, net of accumulated depreciation of $10,669,498 and $9,835,958, respectively	8,312,575	8,351,391
Right-of-use operating lease assets	197,538	243,626
Other assets	170,041	132,205
Amortizable intangibles, net of accumulated amortization of $6,610,749 and $6,461,571, respectively	531,459	702,467
Indefinite-lived cable franchise rights	5,700,000	11,600,000
Goodwill	8,041,217	8,041,217
Total assets	$24,664,476	$30,707,938

LIABILITIES AND MEMBER'S DEFICIENCY
Current Liabilities:
Accounts payable	$813,595	$816,860
Interest payable	389,605	413,709
Accrued employee related costs	140,524	206,192
Deferred revenue	196,242	147,139
Notes payable to affiliate (Note 13)	76,500	82,500
Debt	6,371,609	60,842
Other current liabilities ($7,865 and $27,230 due to affiliates, respectively)	396,166	388,298
Total current liabilities	8,384,241	2,115,540
Other liabilities	315,250	268,802
Deferred tax liability	2,141,850	3,801,088
Right-of-use operating lease liability	227,245	250,407
Long-term debt, net of current maturities	20,445,294	26,145,372
Total liabilities	31,513,880	32,581,209
Commitments and contingencies (Note 14)
Redeemable preferred units	528,248	—

Member's deficiency (100 membership units issued and outstanding)	(7,432,510)	(1,896,803)
Accumulated other comprehensive income	9,992	1,604
Total member's deficiency	(7,422,518)	(1,895,199)
Noncontrolling interests	44,866	21,928
Total deficiency	(7,377,652)	(1,873,271)
Total liabilities and member's deficiency	$24,664,476	$30,707,938

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$2,000,060	$2,108,110	$6,089,131	$6,407,595
Operating expenses:
Programming and other direct costs	589,300	639,012	1,808,083	1,972,233
Other operating expenses	646,319	653,377	1,965,929	2,054,691
Restructuring, impairments and other operating items (See Note 7)	3,429,940	1,568,120	6,364,537	1,656,568
Depreciation and amortization	394,260	415,308	1,207,832	1,243,490
	5,059,819	3,275,817	11,346,381	6,926,982
Operating loss	(3,059,759)	(1,167,707)	(5,257,250)	(519,387)
Other income (expense):
Interest expense, net	(481,138)	(460,506)	(1,417,090)	(1,335,999)
Gain (loss) on investments and sale of affiliate interests	—	—	(10,958)	5
Gain (loss) on interest rate swap contracts, net	—	1,147	2,398	(142)
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	(106,045)	(1,693)
Other expense, net	(38)	(591)	(882)	(2,388)
	(481,176)	(459,950)	(1,532,577)	(1,340,217)
Loss before income taxes	(3,540,935)	(1,627,657)	(6,789,827)	(1,859,604)
Income tax benefit	680,734	434,514	1,489,931	499,726
Net loss	(2,860,201)	(1,193,143)	(5,299,896)	(1,359,878)
Net income attributable to noncontrolling interests	(6,377)	(3,944)	(23,104)	(16,614)
Net income attributable to redeemable noncontrolling interests	(19,475)	—	(19,475)	—
Net loss attributable to CSC Holdings, LLC sole member	$(2,886,053)	$(1,197,087)	$(5,342,475)	$(1,376,492)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(2,860,201)	$(1,193,143)	$(5,299,896)	$(1,359,878)
Other comprehensive income (loss):
Defined benefit pension plans	3,846	(127)	11,437	2,844
Applicable income taxes	(1,035)	34	(3,077)	(767)
Defined benefit pension plans, net of income taxes	2,811	(93)	8,360	2,077
Foreign currency translation adjustment	26	(530)	28	354
Other comprehensive income (loss)	2,837	(623)	8,388	2,431
Comprehensive loss	(2,857,364)	(1,193,766)	(5,291,508)	(1,357,447)
Comprehensive income attributable to noncontrolling interests	(6,377)	(3,944)	(23,104)	(16,614)
Comprehensive income attributable to redeemable noncontrolling interests	(19,475)	—	(19,475)	—
Comprehensive loss attributable to CSC Holdings, LLC sole member	$(2,883,216)	$(1,197,710)	$(5,334,087)	$(1,374,061)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER'S DEFICIENCY
(In thousands)
(Unaudited)

	Member's Deficiency	Accumulated Other Comprehensive Income (Loss)	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2026	$(1,896,803)	$1,604	$(1,895,199)	$21,928	$(1,873,271)
Net loss attributable to CSC Holdings, LLC sole member	(2,163,581)	—	(2,163,581)	—	(2,163,581)
Net income attributable to noncontrolling interests	—	—	—	7,095	7,095
Pension liability adjustments, net of income taxes	—	423	423	—	423
Foreign currency translation adjustment	—	17	17	—	17
Share-based compensation expense (equity classified)	7,565	—	7,565	—	7,565
Distributions to an entity under common control	(3,446)	—	(3,446)	—	(3,446)
Balance at March 31, 2026	$(4,056,265)	$2,044	$(4,054,221)	$29,023	$(4,025,198)
Net loss attributable to CSC Holdings, LLC sole member	(292,841)	—	(292,841)	—	(292,841)
Net income attributable to noncontrolling interests	—	—	—	9,632	9,632
Pension liability adjustments, net of income taxes	—	5,126	5,126	—	5,126
Foreign currency translation adjustment	—	(15)	(15)	—	(15)
Share-based compensation expense (equity classified)	3,789	—	3,789	—	3,789
Optimum shares held by a subsidiary (Note 9)	(57,401)	—	(57,401)	—	(57,401)
Accrued dividends related to redeemable preferred units	(6,833)	—	(6,833)	—	(6,833)
Distributions to an entity under common control	(1,461)	—	(1,461)	—	(1,461)
Other	(61)	—	(61)	—	(61)
Balance at June 30, 2026	$(4,411,073)	$7,155	$(4,403,918)	$38,655	$(4,365,263)
Net loss attributable to CSC Holdings, LLC sole member	(2,886,053)	—	(2,886,053)	—	(2,886,053)
Net income attributable to noncontrolling interests	—	—	—	6,377	6,377
Pension liability adjustments, net of income taxes	—	2,811	2,811	—	2,811
Share-based compensation expense (equity classified)	4,044	—	4,044	—	4,044
Optimum shares held by a subsidiary (Note 1)	(139,248)	—	(139,248)	—	(139,248)
Other	(180)	26	(154)	(166)	(320)
Balance at September 30, 2026	$(7,432,510)	$9,992	$(7,422,518)	$44,866	$(7,377,652)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER'S DEFICIENCY (Continued)
(In thousands)
(Unaudited)

	Member's Deficiency	Accumulated Other Comprehensive Income (Loss)	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency
Balance at January 1, 2025	$(468,197)	$(3,826)	$(472,023)	$12,403	$(459,620)
Net loss attributable to CSC Holdings, LLC sole member	(78,122)	—	(78,122)	—	(78,122)
Net income attributable to noncontrolling interests	—	—	—	4,405	4,405
Pension liability adjustments, net of income taxes	—	(1,125)	(1,125)	—	(1,125)
Foreign currency translation adjustment	—	(54)	(54)	—	(54)
Share-based compensation expense (equity classified)	11,587	—	11,587	—	11,587
Cash distributions to parent	(8,547)	—	(8,547)	—	(8,547)
Balance at March 31, 2025	$(543,279)	$(5,005)	$(548,284)	$16,808	$(531,476)
Net loss attributable to CSC Holdings, LLC sole member	(101,283)	—	(101,283)	—	(101,283)
Net income attributable to noncontrolling interests	—	—	—	8,265	8,265
Pension liability adjustments, net of income taxes	—	3,295	3,295	—	3,295
Foreign currency translation adjustment	—	938	938	—	938
Share-based compensation expense (equity classified)	12,054	—	12,054	—	12,054
Distributions to noncontrolling interests	—	—	—	(26,452)	(26,452)
Distributions to parent	(1,148)	—	(1,148)	—	(1,148)
Balance at June 30, 2025	$(633,656)	$(772)	$(634,428)	$(1,379)	$(635,807)
Net loss attributable to CSC Holdings, LLC sole member	(1,197,087)	—	(1,197,087)	—	(1,197,087)
Net income attributable to noncontrolling interests	—	—	—	3,944	3,944
Pension liability adjustments, net of income taxes	—	(93)	(93)	—	(93)
Foreign currency translation adjustment	—	(530)	(530)	—	(530)
Share-based compensation expense (equity classified)	9,696	—	9,696	—	9,696
Balance at September 30, 2025	$(1,821,047)	$(1,395)	$(1,822,442)	$2,565	$(1,819,877)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,299,896)	$(1,359,878)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,207,832	1,243,490
Indefinite-lived cable franchise rights impairment	5,900,000	1,611,308
Loss (gain) on investments, sale of assets or sale of affiliate interests	10,958	(55,119)
Loss on extinguishment of debt and write-off of deferred financing costs	106,045	1,693
Amortization of deferred financing costs and discounts (premiums) on indebtedness	52,231	15,802
Share-based compensation expense	28,714	43,628
Deferred income taxes	(1,669,168)	(610,079)
Decrease in right-of-use assets	32,356	33,708
Non-cash exchange of shares for redeemable preferred units	156,555	—
Allowance for credit losses	59,142	47,624
Other	24,639	892
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(40,883)	(42,578)
Prepaid expenses and other assets	(109,235)	(43,433)
Amounts due from and due to affiliates	(27,078)	(6,262)
Accounts payable and accrued liabilities	(28,206)	(129,494)
Interest payable	(24,104)	(65,746)
Deferred revenue	91,504	58,700
Interest rate swap contracts	932	6,563
Net cash provided by operating activities	472,338	750,819
Cash flows from investing activities:
Capital expenditures	(974,771)	(1,065,163)
Payments for acquisitions, net of cash acquired	—	(7,616)
Proceeds related to sale of equipment, net of costs of disposal	14,638	62,729
Other, net	(7,260)	(643)
Net cash used in investing activities	(967,393)	(1,010,693)
Cash flows from financing activities:
Proceeds from long-term debt, net	3,103,204	1,835,000
Repayment of debt	(2,558,567)	(583,619)
Distributions to parent	—	(9,738)
Principal payments on finance lease obligations	(20,382)	(98,347)
Additions to deferred financing costs	(138,130)	(65,937)
Payments for tender offer including related costs	(140,702)	—
Proceeds from issuance of redeemable preferred units, net	289,197	—
Distributions to noncontrolling interests	—	(26,452)
Other, net	(4,908)	(5,500)
Net cash provided by financing activities	529,712	1,045,407
Net increase in cash and cash equivalents	34,657	785,533
Effect of exchange rate changes on cash and cash equivalents	28	354
Net increase in cash, cash equivalents and restricted cash	34,685	785,887
Cash, cash equivalents and restricted cash at beginning of year	1,131,161	246,616
Cash, cash equivalents and restricted cash at end of period	$1,165,846	$1,032,503

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
Cash Tender Offer
In July 2026, in accordance with the terms and conditions of a tender offer (the "Tender Offer") by CSC Investments II LLC (which was subsequently renamed Optimum CSC LLC ("Optimum CSC")), an indirect wholly owned subsidiary of Optimum Communications, to purchase shares of Class A common stock of Optimum Communications from unaffiliated stockholders at a purchase price of $2.50 per share, Optimum CSC acquired 120,000,000 shares for an aggregate purchase price of $300,000, excluding fees and expenses. As required by U.S. generally accepted accounting principles ("GAAP"), we recognized an expense of $160,800 based on the closing price of the Company's common stock on the transaction date. This expense is included in "Restructuring, impairments and other operating items" in the accompanying consolidated statement of operations. The shares held by Optimum CSC are reflected as treasury shares on the consolidated balance sheet of Optimum Communications.
NOTE 2.    BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all the information and notes required for complete annual financial statements.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended by Amendment No. 1 on Form 10-K/A.
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
As reflected on the consolidated financial statements, as of September 30, 2026, we had cash and cash equivalents of $1,100,796, and we had principal amounts of debt of $4,115,000 maturing in April 2027 and $2,225,000 maturing in July 2027. Our ability to address these maturities depends on our ability to successfully restructure, refinance or otherwise extend such indebtedness or to raise additional capital to repay the indebtedness.
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
NOTE 4.    REVENUE
The following table presents the composition of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Residential:
Broadband	$824,632	$873,449	$2,515,590	$2,658,149
Video	571,846	645,207	1,761,899	1,971,315
Telephony	54,767	61,791	169,469	192,836
Mobile	56,838	42,277	158,940	116,597
Residential revenue	1,508,083	1,622,724	4,605,898	4,938,897
Business services and wholesale	375,509	361,886	1,106,095	1,087,219
News and advertising	93,374	105,863	313,026	327,044
Other	23,094	17,637	64,112	54,435
Total revenue	$2,000,060	$2,108,110	$6,089,131	$6,407,595
We are assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collect such taxes from our customers. In instances where the tax is being assessed directly on us, amounts paid to the governmental authorities are recorded as programming and other direct costs and amounts received from the customers are recorded as revenue. For the three and nine months ended September 30, 2026, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $48,942 and $146,514, respectively. For the three and nine months ended September 30, 2025, the amount of franchise fees and certain other taxes and fees included as a component of revenue aggregated $49,905 and $152,060, respectively.
Customer Contract Costs
Deferred enterprise sales commission costs are included in other current and noncurrent assets in the consolidated balance sheet and totaled $22,015 and $21,397 as of September 30, 2026 and December 31, 2025, respectively.
A significant portion of our revenue is derived from residential and small and medium-sized business ("SMB") customer contracts which are month-to-month. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of the future revenue to be recognized from our existing customer base.
Contracts with enterprise customers generally range from three years to five years, and services may only be terminated in accordance with the contractual terms. We have elected the practical expedient to omit disclosure of the

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
amount of the transaction price allocated to remaining performance obligations for contracts with an original expected contract length of one year or less. As of September 30, 2026, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was approximately 37% of annualized Business Services and Wholesale revenue. We expect to recognize the majority of this revenue over the next three years and the rest over the remaining performance obligation period.
Concentration of Credit Risk
We did not have a single customer that represented 10% or more of our consolidated revenues for the three and nine months ended September 30, 2026 and 2025 or 10% or more of our consolidated net trade receivables at September 30, 2026 and December 31, 2025, respectively.
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
For the three and nine months ended September 30, 2026, and 2025, we were in a net loss position. Accordingly, the inclusion of shares of incremental potential common stock from options, restricted stock units, and cash denominated performance awards were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive. As a result, basic and diluted loss per share are identical for the periods presented.
CSC Holdings
Net income (loss) per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Optimum Communications.
NOTE 6.    SUPPLEMENTAL CASH FLOW INFORMATION
Our non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2026	2025
Non-Cash Investing and Financing Activities:
Optimum Communications and CSC Holdings:
Capital expenditures accrued but unpaid	$259,035	$255,388
Vendor financed capital additions	2,511	—
Right-of-use assets acquired in exchange for finance lease obligations	44,494	40,831
Additions to other intangible assets	—	12,147
Optimum Communications common stock acquired by subsidiary in exchange for redeemable preferred units	55,948	—
Accretion of the Preferred Units’ redemption value	26,308	—
Other non-cash investing and financing transactions	166	98

Supplemental Data:
Optimum Communications and CSC Holdings:
Cash interest paid	1,404,920	1,395,503
Income taxes paid, net	99,117	107,532
CSC Holdings:
Cash interest paid relating to a note payable to Captive (see Note 13)	3,594	3,962

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
Reconciliation of cash, cash equivalents and restricted cash:

	September 30,
	2026	2025
Optimum Communications:
Cash and cash equivalents	$1,100,796	$938,759
Restricted cash, short-term (see Note 9)	61,545	82,201
Restricted cash, long-term, included within the line item "other assets"	17,698	22,704
Total cash, cash equivalents and restricted cash	$1,180,039	$1,043,664

	September 30,
	2026	2025
CSC Holdings:
Cash and cash equivalents	$1,086,603	$927,598
Restricted cash, short-term (see Note 9)	61,545	82,201
Restricted cash, long-term, included within the line item "other assets"	17,698	22,704
Total cash, cash equivalents and restricted cash	$1,165,846	$1,032,503
NOTE 7.    RESTRUCTURING, IMPAIRMENTS AND OTHER OPERATING ITEMS
Our restructuring, impairments and other operating items are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Impairment charges (See Note 8)	$3,200,000	$1,611,308	$5,900,000	$1,611,308
Expense related to tender offer (See Note 1)	160,800	—	160,800	—
Non-cash exchange of Optimum shares for redeemable preferred units (See Note 9)	—	—	156,555	—
Gain on disposal of assets (a)	—	(55,114)	—	(55,114)
Transaction costs related to certain transactions not related to our operations and other	28,462	4,074	78,524	14,918
Contractual payments for terminated employees (b)	8,950	7,155	27,644	77,543
Litigation settlements and contract termination costs (c)	6,436	—	11,536	5,058
Impairment of right-of-use operating lease assets	22,498	439	26,223	1,765
Facility realignment costs	2,794	258	3,255	1,090
	$3,429,940	$1,568,120	$6,364,537	$1,656,568

(a)In July 2025, we completed the sale of certain tower assets for $59,908 and recorded a gain of $55,114. In connection with the sale, we entered into a master license agreement with the buyer pursuant to which we maintain access to space on certain of those towers for an initial term of five years.
(b)Includes costs related to our workforce management initiatives, including costs related to a voluntary retirement program during the three and nine months ended September 30, 2025.
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

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
The following table summarizes information relating to our acquired amortizable intangible assets:

	As of September 30, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Customer relationships	$6,067,029	$(5,551,593)	$515,436	$6,089,374	$(5,405,190)	$684,184	1 to 18 years
Trade names	1,010,000	(1,010,000)	—	1,010,000	(1,010,000)	—	4 to 7 years
Other amortizable intangibles	65,179	(49,156)	16,023	64,664	(46,381)	18,283	1 to 15 years
	$7,142,208	$(6,610,749)	$531,459	$7,164,038	$(6,461,571)	$702,467
Amortization expense for the three and nine months ended September 30, 2026 aggregated $49,791 and $170,772, respectively, and $63,023 and $209,412 for the three and nine months ended September 30, 2025.
The carrying amount of indefinite-lived cable television franchises and goodwill is presented below:

	Indefinite-lived Cable Franchise Rights	Goodwill
Balance as of December 31, 2025	$11,600,000	$8,041,217
Impairment charge - three months March 31, 2026	(2,700,000)	—
Balance as of June 30, 2026	8,900,000	8,041,217
Impairment charge- three months ended September 30, 2026	(3,200,000)	—
Balance as of September 30, 2026	$5,700,000	$8,041,217
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
During the three months ended March 31, 2026, we updated our annual long-term plan, which reflected a decline in estimated future cash flows, which was deemed to be a triggering event for a quantitative impairment test of our indefinite-lived cable franchise rights and goodwill. Subsequently, during the three months ended September 30, 2026, a decline in industry valuation multiples and other factors were similarly deemed triggering events for a quantitative impairment test of these intangibles. The results of these quantitative tests in the first and third quarter are discussed below:
Indefinite-lived cable franchise rights - March 31, 2026
We recorded a non-cash impairment charge of $2,700,000 related to our indefinite-lived cable franchise rights during the three months ended March 31, 2026. These intangible assets represent contractual rights to operate cable systems in specific geographic areas. The decline in the estimated fair value of our indefinite-lived cable franchise rights was attributable to updated long-term financial projections, that reflected a reduction in estimated future cash flows as a result of increased investment in our fiber network and the sustained competitive environment and macroeconomic conditions. The impairment analysis was conducted using a discounted cash flow methodology, which incorporated updated projections of future cash flows, growth rates, and discount rates consistent with current market assumptions.
Indefinite-lived cable franchise rights - September 30, 2026
We recorded a non-cash impairment charge of $3,200,000 related to our indefinite-lived cable franchise rights during the three months ended September 30, 2026. The decline in estimated fair value of our indefinite-lived cable franchise rights was primarily attributable to (i) an increase in discount rate of 3% to reflect current interest rates and market-participant assumptions, including changes in the perceived risk associated with the projected cash flows and (ii) a decrease in the long-term growth rate of 1% to reflect management's updated expectation of the anticipated impact of

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
the sustained competitive environment on the long-term cash flow growth associated with our indefinite-lived cable franchise rights.
If we experience a significant shortfall in cash flows from new customers, then we may incur future non-cash impairment charges on our indefinite-lived cable franchise rights. These charges are included in "Restructuring, impairments and other operating items" in the consolidated statements of operations and did not impact our cash flow or liquidity. As the carrying value of our franchise rights represent fair value, any reduction in the fair value of these rights would result in an additional impairment charge. A hypothetical 10% reduction in the fair value of our franchise rights would result in an additional impairment charge of approximately $570,000.
The impairment charges recorded for our indefinite-lived cable franchise rights during the three months ended March 31, 2026, and September 30, 2026, represent nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy under ASC 820. Fair value was determined using an income approach based on a discounted cash flow methodology, which relies on significant unobservable inputs (Level 3). Significant unobservable inputs utilized in these measurements included long-term financial projections of future operating cash flows, discount rates reflecting current weighted-average cost of capital, market risk premiums and long-term terminal growth rates.
Goodwill - March 31, 2026 and September 30, 2026
In connection with the quantitative goodwill impairment tests performed in March 2026 and September 2026, we concluded the estimated fair value of our Telecommunications reporting unit exceeded its carrying value and no impairment was recorded.
We estimated the fair value of our reporting unit by considering both (i) a discounted cash flow method, which is based on the present value of projected cash flows over a discrete projection period and a terminal value, which is based on the expected normalized cash flows of the reporting unit following the discrete projection period, and (ii) a market approach, which includes the use of market multiples of publicly-traded companies whose services are comparable to ours. Significant judgments in estimating the fair value of our reporting units include cash flow projections and the selection of the discount rate.
The estimates and assumptions utilized in estimating the fair value of our Telecommunications reporting unit could have a significant impact on whether and to what extent an impairment charge is recognized. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments. Changes in assumptions could significantly affect the estimates.
It is possible that in the future there may be changes in our estimates and assumptions, including the timing and amount of future cash flows, margins, growth rates, market participant assumptions, comparable benchmark companies and related multiples and discount rates, which could result in different fair value estimates. Significant and adverse changes to any one or more of the above-noted estimates and assumptions could result in an impairment charge in the future. As of September 30, 2026, a hypothetical 10% reduction in the business enterprise value of our Telecommunications reporting unit would result in an impairment charge of approximately $1,600,000.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
NOTE 9.    DEBT AND REDEEMABLE PREFERRED UNITS
The following table provides details of our outstanding debt:

		Interest Rate at September 30, 2026	September 30, 2026		December 31, 2025
Date Issued	Maturity Date		Principal Amount	Carrying Amount (a)	Principal Amount	Carrying Amount (a)
CSC Holdings Senior Notes:
October 18, 2018	April 1, 2028	7.500%	$4,118	$4,117	$4,118	$4,116
November 27, 2018	April 1, 2028	7.500%	1,045,882	1,045,511	1,045,882	1,045,342
July 10 and October 7, 2019	January 15, 2030	5.750%	2,250,000	2,265,108	2,250,000	2,268,198
June 16 and August 17, 2020	December 1, 2030	4.625%	2,325,000	2,346,957	2,325,000	2,350,423
May 13, 2021	November 15, 2031	5.000%	500,000	498,975	500,000	498,846
			6,125,000	6,160,668	6,125,000	6,166,925
CSC Holdings Senior Guaranteed Notes:
September 23, 2016	April 15, 2027	5.500%	1,310,000	1,309,595	1,310,000	1,309,053
January 29, 2018	February 1, 2028	5.375%	1,000,000	998,569	1,000,000	997,814
January 31, 2019	February 1, 2029	6.500%	1,750,000	1,749,045	1,750,000	1,748,770
June 16, 2020	December 1, 2030	4.125%	1,100,000	1,097,755	1,100,000	1,097,399
August 17, 2020	February 15, 2031	3.375%	1,000,000	998,429	1,000,000	998,183
May 13, 2021	November 15, 2031	4.500%	1,500,000	1,496,960	1,500,000	1,496,573
April 25, 2023	May 15, 2028	11.250%	1,000,000	997,423	1,000,000	996,406
January 25, 2024	January 31, 2029	11.750%	2,050,000	2,039,767	2,050,000	2,037,054
			10,710,000	10,687,543	10,710,000	10,681,252
CSC Holdings Restricted Group Credit Facility:
Revolving Credit Facility (b)	July 13, 2027	6.242%	2,225,000	2,224,229	2,125,000	2,123,506
Incremental Term Loan B-5 (c)	April 15, 2027	8.500%	2,805,000	2,803,043	2,827,500	2,822,895
			5,030,000	5,027,272	4,952,500	4,946,401
UnSub Group Credit Facility:
November 25, 2025	November 25, 2028	9.000%	3,350,000	3,177,504	2,000,000	1,898,893
NYC ABS Receivables Facility Loan:
July 16, 2025	January 16, 2031		—	—	980,091	881,175

Lightpath Secured Fiber Network Revenue Notes (d):
March 3, 2026	March 25, 2031	5.597%	1,527,000	1,505,976	—	—
March 3, 2026	March 25, 2031	5.890%	130,000	128,209	—	—
			1,657,000	1,634,185	—	—
Lightpath Senior Notes (e):
September 29, 2020	September 15, 2028		—	—	415,000	411,428
Lightpath Senior Secured Notes (e):
September 29, 2020	September 15, 2027		—	—	450,000	447,320
Lightpath Term Loan(e)	November 30, 2027		—	—	669,183	667,201
			1,657,000	1,634,185	1,534,183	1,525,949
Finance lease obligations			129,731	129,731	105,619	105,619
			27,001,731	26,816,903	26,407,393	26,206,214
Less: current maturities			(6,374,742)	(6,371,609)	(60,842)	(60,842)
Long-term debt			$20,626,989	$20,445,294	$26,346,551	$26,145,372

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)

(a)The carrying amount is net of the unamortized deferred financing costs and discounts/premiums, as applicable.
(b)At September 30, 2026, $177,979 of the revolving credit facility was restricted for certain letters of credit issued on our behalf and $72,021 of the $2,475,000 facility was undrawn and available, subject to covenant limitations. The revolving credit facility bears interest at a rate of Secured Overnight Financing Rate ("SOFR") (plus a credit adjustment spread of 0.10%) plus 2.25% per annum.
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
(d)At September 30, 2026, $6,288 of $100,000 Variable Funding Notes available to Lightpath was restricted for certain letters of credit issued on its behalf. The remaining $93,712 was undrawn, subject to covenant limitations.
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
The obligations under the CSC Holdings Restricted Group Credit Facility are guaranteed on a senior secured basis by each material restricted subsidiary of CSC Holdings (other than certain excluded subsidiaries). The obligations under the CSC Holdings Restricted Group Credit Facility (including any guarantees thereof) are secured on a first priority basis, subject to permitted liens, by capital stock held by CSC Holdings and any guarantor in restricted subsidiaries of CSC Holdings, subject to certain exclusions and limitations. The obligations under the CSC Holdings Senior Guaranteed Notes are guaranteed on a senior unsecured basis by each restricted subsidiary of CSC Holdings that guarantees the obligations under the CSC Holdings Restricted Group Credit Facility.
UnSub Group Credit Facility
On November 25, 2025, the UnSub Group entered into a Credit Agreement (the "Initial UnSub Group Credit Facility") and as later amended or restated as described below, the “UnSub Group Credit Facility”), by and among Cablevision Litchfield and CSC Optimum, each as a borrower, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The Initial UnSub Group Credit Facility provided for, among other things, initial term loans in an aggregate principal amount of $2,000,000 (the "Initial UnSub Group Credit Facility Loans"). The Initial UnSub Group Credit Facility Loans were used to repay in full the Incremental Term Loan B-7 under the CSC Holdings Restricted Group Credit Facility.
On January 12, 2026, the UnSub Group entered into an Amended and Restated Credit Agreement (the "A&R UnSub Group Credit Agreement"), by and among Cablevision Litchfield and CSC Optimum, each as a borrower, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The A&R UnSub Group Credit Agreement provided for, among other things, incremental term loans in an aggregate principal amount of $1,100,000 (the "Incremental UnSub Group Credit Facility Loans" and, together with the Initial UnSub Group Credit Facility Loans and the Second Incremental UnSub Group Credit Facility Loans (as defined below), the "UnSub Group Credit Facility Loans"). Effective February 11, 2026, Cablevision Funding joined the A&R UnSub Group Credit Agreement as borrower under solely the Incremental UnSub Group Credit Facility Loans. The A&R UnSub Group Credit Agreement amended and restated the Initial UnSub Group Credit Facility in its entirety. The Incremental UnSub Group Credit Facility Loans were used to repay Receivables Facility Loan and Security Agreement, dated as of July 16, 2025 (the “NYC ABS Loan and Security Agreement”), by and among Cablevision Funding LLC, Cablevision SPE Guarantor LLC, the other loan parties party thereto from time to time, each of the financial institutions from time to time party thereto as lenders, Alter Domus (US) LLC, as

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
administrative agent, Citibank, N.A., as Account Bank (as defined therein), Citibank, N.A., as collateral agent, and Goldman Sachs Bank USA and TPG Angelo Gordon, as structuring agents, and pay certain costs associated with the transactions. The remaining proceeds were used for other general corporate purposes. The UnSub Group Credit Facility Loans (i) mature on November 25, 2028, (ii) accrue interest at a fixed rate per annum equal to 9.0%, and (iii) do not amortize.
In May 2026, the UnSub Group entered into Amendment No. 1 to the Initial UnSub Group Credit Facility. The amendment established an "Applicable Premium" following certain CSC Holdings insolvency events, generally equal to the interest that would have accrued on affected term loans through maturity. It did not change the principal amount, lender commitments, interest rate, maturity, amortization, collateral or guarantees, financial covenants or reporting requirements. The fair value of this embedded derivative was not significant. The Company incurred customary consent, advisory and legal fees. In connection with this transaction, we incurred additional deferred financing costs of $15,500.
The UnSub Group entered into a Second Amended and Restated Credit Agreement, dated as of July 6, 2026 (the "Second A&R UnSub Group Credit Agreement"). The Second A&R UnSub Group Credit Agreement amended and restated the A&R UnSub Group Credit Agreement in its entirety, and provides for, among other things, an incremental term loan commitment in an aggregate principal amount of $250,000. The loans made pursuant to such incremental term loan commitment on July 6, 2026 (the "Second Incremental UnSub Group Credit Facility Loans") have terms which are substantially similar to those of the term loans that have been outstanding under the A&R UnSub Group Credit Agreement, which term loans will remain outstanding under the Second A&R UnSub Group Credit Agreement, and (i) mature on November 25, 2028, (ii) accrue interest at a fixed rate per annum equal to 9.0% and (iii) do not amortize. In connection with this transaction, we incurred additional deferred financing and original issue discount costs totaling $13,760. The proceeds were used for general corporate purposes.
The obligations under the UnSub Group Credit Facility are guaranteed on a senior secured basis by certain subsidiaries included in our UnSub Group (other than CSC TKR Intermediate, LLC, CSC TKR, LLC and their subsidiaries, which own and operate our New Jersey cable television systems), subject to certain limitations. The obligations under the UnSub Group Credit Facility are secured by a first-priority lien on substantially all of the assets of each borrower and guarantor thereunder, subject to certain exclusions and limitations.
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
The notes consist of $1,527,000 in aggregate principal amount of Series 2026-1, Class A-2 Notes (the "Class A-2 Notes") and $130,000 in aggregate principal amount of Series 2026-1, Class B Notes (the "Class B Notes" and together with the Class A-2 Notes, the “Series 2026-1 Term Notes”). The Class A-2 Notes bear interest at a rate of 5.597%, and the Class B Notes bear interest at a rate of 5.890%. Deferred financing costs incurred with the issuance of these notes amounted to $25,281.
In addition to the Series 2026-1 Term Notes, the Issuer also issued Variable Funding Notes ("VFN") with a revolving commitment of up to $100,000 (expandable to $300,000 subject to conditions), and Liquidity Funding Notes with a single draw commitment of up to $45,000, designed to support working capital and liquidity needs within the ABS structure.
Proceeds from the issuance of the Series 2026-1 Term Notes were used to repay all outstanding Lightpath indebtedness existing prior to the refinancing, fund required reserve accounts, including a liquidity reserve account, pay transaction fees, expenses, and other costs associated with the ABS issuance and general corporate purposes. As of September 30, 2026, we had short-term restricted cash of $61,251 relating to these reserve accounts and other restricted cash accounts.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
The Series 2026‑1 Term Notes are secured by the fiber network assets and related customer agreements owned by Lightpath's asset‑owning securitized subsidiaries, which collectively serve as collateral for the securitization. The Notes are non‑recourse to Lightpath and its non‑securitized subsidiaries.
Interest on the Series 2026-1 Term Notes is fixed, payable monthly in arrears, beginning April 2026, and mature in March 2031. The securitization includes customary cash‑flow waterfalls, reserve accounts, financial covenants—including a senior debt service coverage ratio—and provisions for optional and mandatory prepayments.
Following this refinancing, Lightpath's revolving credit facility is no longer available, and borrowings will occur within the ABS structure through the VFN, subject to meeting required borrowing conditions. As of September 30, 2026, $6,288 of the available VFN facility was restricted for certain letters of credit issued on Lightpath's behalf.
Debt Compliance
As of September 30, 2026, CSC Holdings was in compliance with applicable financial and nonfinancial covenants under its credit facility. Lightpath Fiber Issuer LLC was in compliance with applicable financial and nonfinancial covenants under the Secured Fiber Network Revenue Notes. The UnSub Group Credit Facility and the respective indentures by which the senior guaranteed notes and senior notes were issued do not provide for any financial covenants, but we were in compliance with nonfinancial covenants under this facility.
Loss on Extinguishment of Debt and the Write-off of Deferred Financing Costs
The following table provides a summary of the loss on extinguishment of debt and the write-off of deferred financing costs recorded:

Nine Months Ended September 30, 2026
Repayment of NYC ABS receivables facility loan	$98,407
Repayment of Lightpath's 5.625% Senior Notes, 3.875% Senior Secured Notes and Term Loan Facility	7,638
$106,045
Summary of Debt Maturities
The future principal payments under our various debt obligations outstanding as of September 30, 2026, excluding finance lease obligations, are as follows:

2026	$7,500
2027	6,332,500
2028	6,400,000
2029	3,800,000
2030	5,675,000
Thereafter	4,657,000
Redeemable Preferred Unit Transactions
Private Placement of Redeemable Preferred Units
On May 29, 2026, Optimum CSC sold to certain institutional accredited investors newly issued Series A Preferred Units of Optimum CSC (the “Preferred Units”) having an initial stated value of $300,000 for an aggregate purchase price of $300,000 (the “Private Placement Transaction”).
Optimum CSC is an unrestricted subsidiary of CSC Holdings and a holding company for certain of CSC Holdings’ designated unrestricted subsidiaries, including the UnSub Group, certain other subsidiaries of CSC Holdings designated as “unrestricted subsidiaries” for the purposes of the debt agreements of CSC Holdings and CSC Holdings’ interest in Cablevision Lightpath LLC.
Proceeds from the Private Placement Transaction were used for general corporate purposes, including to finance the Tender Offer (as defined below) and pay transaction expenses.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
The Preferred Units are perpetual preferred interests in Optimum CSC. Dividends are payable in cash or by compounding, at Optimum CSC’s option. Cumulative dividends accrue on the stated value of the Preferred Units and are payable quarterly at a rate of 13.0% per annum if paid in cash or 15.0% if compounded. The dividend rate may increase by 2.0% per annum upon the occurrence and during the continuance of certain triggering events.
The Preferred Units are redeemable by Optimum CSC at any time at a redemption price (the “Redemption Price”) equal to the greater of (i) 100% of the then-current stated value and (ii) the amount necessary to result in an applicable minimum MOIC (as described below), in each case, plus the aggregate amount of accumulated and unpaid dividends that have not yet been paid in cash or compounded up to, but excluding, the redemption date.
The applicable minimum MOIC (multiple on invested capital) is initially 1.25x, increases to 1.50x nine months after issuance or upon certain specified events, and increases to 2.50x upon the earliest occurrence of specified non-consensual bankruptcy events involving CSC Holdings or certain of its material subsidiaries, the acceleration of indebtedness under certain CSC Holdings debt agreements, or the exercise of creditor remedies under such debt obligations following an event of default. Certain pre-arranged, pre-negotiated and pre-packaged Chapter 11 proceedings are excluded from the bankruptcy trigger. The fair value of this embedded derivative was not significant.
The Preferred Units are subject to mandatory redemption upon the occurrence of (i) a sale of all or substantially all of Optimum CSC and its subsidiaries, (ii) any insolvency, liquidation, dissolution or winding up of Optimum CSC or its material subsidiaries (but not a change of control or insolvency, liquidation, dissolution or winding up of Optimum Communications or its subsidiaries (other than Optimum CSC and its subsidiaries)) or (iii) a failure by Optimum CSC to comply with the requirements of a sale demand made by holders of a majority of any Preferred Units that remain outstanding following the eighth anniversary of the issue date.
The terms of the Preferred Units permit Optimum CSC and its subsidiaries to incur indebtedness, subject to compliance with a consolidated total net debt ratio (excluding the Preferred Units or any senior equity) of 4.50x on a pro forma basis, and to incur senior or pari preferred equity subject to a consolidated total net debt and preferred equity ratio of 4.75x on a pro forma basis (which ratios decrease to 4.00x upon the occurrence of certain events) and certain other exceptions. In addition, upon the occurrence of certain triggering events, restrictions on specified payments or affiliate transactions will also apply.
Due to the existence of contingent redemption features that are not solely within the Company’s control, the Preferred Units are classified as temporary equity in the accompanying consolidated balance sheets. The carrying value is being accreted to the redemption value from the issue date through the eighth anniversary of the issue date, and is recognized within "Net income attributable to redeemable noncontrolling interests" on the consolidated statements of operations. If the Preferred Units are redeemed by the Company prior to December 31, 2028, the redemption value will exceed the carrying amount and additional expense will be recognized by the Company upon redemption, and that expense could be material.
Accretion of the Preferred Units’ redemption value aggregating $19,475 and $26,308 for the three and nine months ended September 30, 2026, and distributions reduce income available to common equity holders for purposes of earnings per share.
Private Exchange Transaction
On May 29, 2026, Optimum CSC entered into an exchange transaction (the “Private Exchange Transaction”) with Next Alt and its affiliate, Next Partner, L.P. (“Next Partner” and, together with Next Alt, the “Next Entities”), certain members of Optimum Communications' board of directors and executive management. In the Private Exchange Transaction, Optimum CSC issued additional Preferred Units having an initial stated value of $200,000 to Next Partner in exchange for 5,846,652 shares of Optimum Class A common stock, par value $0.01 per share (“Class A shares”) owned by Next Alt, and 74,153,348 shares of Optimum Class B common stock, par value $0.01 per share (“Class B shares”) owned by Next Alt, implying a price of $2.50 per common share, and Preferred Units having an aggregate initial stated value of $12,503 to such members of Optimum Communications' board of directors and executive management in exchange for 5.0 million Class A shares. Such exchanged common shares are held by Optimum CSC and were not canceled.
As required by GAAP, the Company recognized an expense of $156,555 based on the closing price of the Company's common stock on the transaction date. The expense is included in restructuring, impairments and other operating

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
items in the accompanying consolidated statement of operations. The shares held by Optimum CSC are reflected as treasury shares on the consolidated balance sheet of Optimum Communications.
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
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis and their classification under the fair value hierarchy:

	Fair Value Hierarchy	September 30, 2026	December 31, 2025
Assets:
Money market funds (a)	Level I	$934,572	$937,365
Interest rate swap contracts	Level II	—	2,274
Liabilities:
Interest rate swap contracts	Level II	—	1,342
Contingent consideration related to acquisitions	Level III	4,500	4,941

(a)Money market funds at CSC Holdings amounted to $926,600 and $929,604 as of September 30, 2026 and December 31, 2025, respectively.
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
The fair value of the contingent consideration as of September 30, 2026 and December 31, 2025 related to certain acquisitions was determined using a probability assessment of the contingent payment for the respective periods.
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
UnSub Group Credit Facility and NYC ABS Receivables Facility Loan
The fair value of the UnSub Group Credit Facility and NYC ABS receivables facility loan are based on Level 3 inputs, as these facilities are not actively traded and were determined using a discounted cash flow model. This model estimates the present value of the expected future interest and principal payments under the terms of the UnSub Group Credit Facility and NYC ABS receivables facility loan.
The carrying values, estimated fair values, and classification under the fair value hierarchy of our financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized below:

		September 30, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Amount (a)	Estimated Fair Value	Carrying Amount (a)	Estimated Fair Value

Credit facility debt	Level II	$5,027,272	$5,030,000	$5,613,602	$5,621,683
Secured Fiber Network Revenue Notes	Level II	1,634,185	1,597,110	—	—
Senior guaranteed notes and senior secured notes	Level II	10,687,543	4,949,432	11,128,572	7,929,625
Senior notes	Level II	6,160,668	1,187,430	6,578,353	2,841,963
UnSub Group Credit Facility	Level III	3,177,504	3,250,182	1,898,893	1,995,498
NYC ABS receivables facility loan	Level III	—	—	881,175	990,076
		$26,687,172	$16,014,154	$26,100,595	$19,378,845

(a)Amounts are net of unamortized deferred financing costs and discounts/premiums.
The table above excludes the estimated fair value of CSC Holding's note payable to Captive of $76,500 and $82,500 as of September 30, 2026 and December 31, 2025, respectively, as it is eliminated in the Optimum Communications consolidated financial statements (see Note 13). The carrying value of the note payable approximates fair value due to its short-term maturity (less than one year).
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
Optimum Communications
For the three and nine months ended September 30, 2026, we recorded a tax benefit of $680,222 and $1,488,157 on pre-tax loss of $3,538,495 and $6,781,379, respectively, resulting in an effective tax rate that was lower than the U.S. statutory rate for the three months ended September 30, 2026 and higher than the U.S. statutory rate for the nine months ended September 30, 2026. The lower rate for the three months ended September 30, 2026 is primarily due to the nonrecognition for tax purposes of the $160,800 expense related to the Tender Offer transaction, as well as an establishment of a valuation allowance against part of the deferred tax assets noted in detail below. The higher rate for the nine months ended September 30, 2026 is primarily due to the impact of state taxes, partially offset by the nonrecognition for tax purposes of the $160,800 expense related to the Tender Offer transaction and the establishment of a valuation allowance on a part of our deferred tax assets during the three months ended September

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
30, 2026 and the nonrecognition for tax purposes of the Private Exchange transaction recognized in the second quarter of 2026.
For the three and nine months ended September 30, 2025, we recorded a tax benefit of $433,762 and $497,373 on pre-tax loss of $1,623,352 and $1,846,220, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher rate is primarily due to the impact of state taxes.
CSC Holdings
For the three and nine months ended September 30, 2026, we recorded a tax benefit of $680,734 and $1,489,931 on pre-tax loss of $3,540,935 and $6,789,827, respectively, resulting in an effective tax rate that was lower than the U.S. statutory rate for the three months ended September 30, 2026 and higher than the U.S. statutory rate for the nine months ended September 30, 2026. The lower rate for the three months ended September 30, 2026 is primarily due to the nonrecognition for tax purposes of the $160,800 expense related to the Tender Offer transaction as well as an establishment of a valuation allowance against part of the deferred tax assets noted in detail below. The higher rate is primarily due to the impact of state taxes, partially offset by the nonrecognition for tax purposes of the $160,800 expense related to the Tender Offer transaction and the establishment of a valuation allowance on a part of our deferred tax assets during the three months ended September 30, 2026 and nonrecognition for tax purposes of the Private Exchange transaction recognized in the second quarter of 2026.
For the three and nine months ended September 30, 2025, we recorded a tax benefit of $434,514 and $499,726 on pre-tax loss of $1,627,657 and $1,859,604, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher rate is primarily due to the impact of state taxes.
Valuation Allowance - Optimum and CSC Holdings
Valuation allowances are established when management determines that it is more likely than not that some portion or the entire deferred tax asset will not be realized. In evaluating the need for a valuation allowance, management considers various factors, including the expected level of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences.
During the three months ended September 30, 2026, we reassessed the realizability of our deferred tax assets in accordance with ASC 740, Income Taxes. Based on an evaluation of all available positive and negative evidence, including our cumulative loss position, recent operating results, impairment of the franchise rights intangible (See Note 8) and other relevant factors, management determined that it is more likely than not that a portion of our deferred tax assets will not be realized.
Accordingly, during the quarter, we established a valuation allowance of approximately $220,000 against a portion of our interest deferral deferred tax assets. Management will continue to evaluate the realizability of its deferred tax assets at each reporting date, and the amount of the valuation allowance may change in future periods as a result of changes in our operating performance, forecasts of future taxable income, and other relevant circumstances.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
NOTE 12.    SHARE-BASED COMPENSATION AND LONG-TERM INCENTIVE AWARDS
Share-Based Compensation
The following table presents share-based compensation expense and unrecognized compensation cost:

	Share-Based Compensation				Unrecognized Compensation Cost as of September 30, 2026
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Awards issued pursuant to LTIP:
Restricted share units	$3,527	$9,011	$13,884	$29,328	$13,924
Cash denominated performance awards	4,442	2,872	14,524	11,630	27,206
Other	129	130	306	2,670	44
	$8,098	$12,013	$28,714	$43,628	$41,174
Restricted Share Units
The following table summarizes activity related to restricted share units granted to our employees:

Number of Units
Balance at December 31, 2025	34,012,303
Granted	735,294
Vested	(13,315,287)
Forfeited	(3,185,412)
Balance at September 30, 2026	18,246,898
Cash Denominated Performance Awards
The following table summarizes activity related to cash denominated performance award granted to our employees:

Number of Units
Balance at December 31, 2025	122,516,250
Granted	600,000
Vested	(25,449,976)
Forfeited	(17,007,524)
Balance at September 30, 2026	80,658,750
The cash denominated performance awards cliff vest in three years. The payout of these awards can range from 0% to 200% of the target value based on our achievement of certain revenue and Adjusted EBITDA targets during a three year performance period. These awards will be settled in shares of our Class A common stock, or cash, at our option.
Lightpath Plan Awards
As of September 30, 2026, 649,665 Class A-1 management incentive units and 343,372 Class A-2 management incentive units ("Award Units") granted to certain employees of Lightpath were outstanding. Vested units will be redeemed upon a partial exit, a change in control or the completion of an initial public offering, as defined in the Lightpath Holdings LLC agreement. The grant date fair value of the Award Units outstanding aggregated $42,410 and will be expensed in the period in which a partial exit or a liquidity event is consummated.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
Long-Term Incentive Awards
Deferred Cash Award
During the nine months ended September 2026, certain employees were granted a time-based Deferred Cash Award (“DCA”). The awards granted in February vest ratably over three years with one-third payable in cash in each of December 2026, December 2027, and December 2028. The awards granted in June and September 2026 vest ratably over three years in equal annual cash installments beginning in the respective grant month of 2027. The amount outstanding pursuant to these awards totaled $37,730 (net of forfeitures) as of September 30, 2026. For the nine months ended September 30, 2026, we recorded compensation cost related to these awards of $8,905.
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
The following table summarizes the revenue and expenses related to services provided to or received from affiliates and related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$65	$18	$143	$179
Operating expenses:
Programming and other direct costs	(1,243)	(1,676)	(3,006)	(4,217)
Other operating expenses, net	(1,473)	(13,604)	(19,538)	(39,066)
Operating expenses, net	(2,716)	(15,280)	(22,544)	(43,283)
Net charges	$(2,651)	$(15,262)	$(22,401)	$(43,104)
Capital expenditures	$5,871	$3,043	$22,767	$32,865
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

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
Aggregate amounts that were due from and due to affiliates and related parties are summarized below:

	September 30, 2026	December 31, 2025
Due from:
Altice Europe	$—	$30
Other affiliates and related parties	445	445
	$445	$475
Due to:
Altice Europe	$6,679	$24,938
Other affiliates and related parties	1,186	2,091
	$7,865	$27,029
Amounts due from affiliates presented in the table above represent amounts due for services provided to the respective related party. Amounts due to affiliates presented in the table above relate to the purchase of equipment, customer care services, and advertising services, as well as reimbursement for payments made on our behalf.
CSC Holdings Transactions with Optimum Communications
During the nine months ended September 30, 2025, CSC Holdings made cash equity distribution payments to its parent of $9,738 and received non-cash equity contributions from its parent of $43.
The following table provides intercompany balances and activity between CSC Holdings and Optimum Communications as of and for the nine months ended September 30, 2026 and as of December 31, 2025:

CSC Holdings:	September 30, 2026	December 31, 2025
Amounts due from Optimum Communications	$9,697	$2,346
Amounts due from (due to) the Captive	392	(201)
Note payable to the Captive	76,500	82,500

	Nine Months Ended September 30,
	2026	2025
Interest expense on intercompany note payable to the Captive	$3,594	$3,962
In December 2025, we transferred our interest in i24 NEWS to an entity under common control, for cash consideration of $1,000. In addition, we agreed to reimburse the buyer for certain liabilities incurred by the buyer, not to exceed $5,000. The accompanying statement of stockholders' deficiency reflects distributions aggregating $4,907 related to this reimbursement.
NOTE 14.    COMMITMENTS AND CONTINGENCIES
Legal Matters
On February 17, 2023, Touchstream Technologies, Inc. filed a patent infringement lawsuit, alleging infringement of certain patents directed to the use of a personal computing device, such as a mobile phone, to control playback of content on a separate display device, such as a TV. Touchstream’s allegation of infringement is based on a remote control and “Watch on TV” functionality previously available to customers through the Company’s Optimum and Optimum TV mobile applications for iPhone and Android devices. The suit was originally filed in the U.S. District Court for the Eastern District of Texas and later transferred to the U.S. District Court for the Eastern District of New York, and the parties have completed briefing on their motions for summary judgment with those motions still pending. Although the outcome of this matter cannot be predicted and the impact of the final resolution on our results of operations in a subsequent reporting period is not known, management does not believe that the resolution of the matter will have a material adverse effect on our operations or financial position or our ability to meet our financial obligations as they become due.

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
On September 10, 2024, United States Technologies Communication Corp. d/b/a Netceed filed suit in the New York Supreme Court, New York County. Plaintiff asserts claims for declaratory judgment, breach of contract, and breach of the implied covenant of good faith and fair dealing for alleged violations of the parties’ services and sales agreements, and seeks compensatory damages, as set forth in the complaint. We deny the claims and intend to vigorously defend the lawsuit. On November 21, 2024, we filed a motion to dismiss in part plaintiff’s complaint, and on May 15, 2025, the Court issued a decision and order on the Company’s motion to dismiss, and dismissed certain causes of action. On June 12, 2025, the Company filed its answer, affirmative defenses, and counterclaim. Briefing on the parties’ motions for summary judgment has been completed, and oral argument is scheduled for January 7, 2027. Although the outcome of this matter cannot be predicted and the impact of the final resolution on our results of operations in a subsequent reporting period is not known, management does not believe that the resolution of the matter will have a material adverse effect on our operations or financial position or our ability to meet our financial obligations as they become due.
On June 9, 2026, Paul Berger as trustee for The Paul Berger Revocable Trust, directly on behalf of himself and all other similarly situated stockholders of Optimum Communications, Inc., filed a putative class and derivative action suit against Patrick Drahi, Dennis Mathew, Dexter Goei, Charles Stewart, Dennis Okhuijsen, Susan C. Schnabel, Raymond Svider, David Drahi, Mark Mullen, Marc Sirota, Michael Parker, Michael E. Olsen, Next Alt S.a.r.l., Next Partner, L.P. and Optimum Communications, Inc. in connection with internal reorganization and capital-raising transactions that had been recently disclosed, including the Private Exchange Transaction, and the Tender Offer (as defined below). Plaintiff brings (1) a direct claim for breach of fiduciary duty against the Director defendants and Marc Sirota, (2) a derivative claim for breach of fiduciary duty against the controller defendants (Next Alt S.a.r.l., Next Partner, L.P., and Patrick Drahi), and (3) a derivative claim for breach of fiduciary duty against the director and officer defendants (excluding two directors). Plaintiff initially moved for expedited proceedings to enjoin the Tender Offer, but withdrew that motion following the Company’s voluntary filing of supplemental disclosures. Plaintiff filed an amended complaint on September 18, 2026. Although the outcome of this matter cannot be predicted and the impact of the final resolution on our results of operations in a subsequent reporting period is not known, management does not believe that the resolution of the matter will have a material adverse effect on our operations or financial position or our ability to meet our financial obligations as they become due.
On September 28, 2026, a group of holders of CSC Holdings LLC term loans filed a complaint in the Supreme Court of the State of New York, County of New York, against the Company, CSC Holdings LLC, a number of affiliated entities, and certain directors and officers. Plaintiffs assert numerous causes of action, including fraudulent transfer claims under New York law, declaratory judgment claims for alleged breaches of the CSC Credit Agreement, breach of the implied covenant of good faith and fair dealing, tortious interference with contract, aiding and abetting fraudulent transfers, civil conspiracy, breach of fiduciary duty, and aiding and abetting breaches of fiduciary duty. None of the Company and to its knowledge any of the other defendants have been served. No preliminary injunctive or other interim relief is being sought in this action. Although the outcome of this matter cannot be predicted and the impact of the final resolution on our results of operations in a subsequent reporting period is not known, management does not believe that the resolution of this matter, on its own, will have a material adverse effect on our operations or financial position or our ability to meet our financial obligations as they become due.
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
The following table presents significant expenses that are not separately presented on the statements of operations that are reviewed by the CODM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Programming costs	$413,069	$471,116	$1,280,557	$1,473,392
Other direct costs (a)	176,231	167,896	527,526	498,841
Programming and other direct costs	$589,300	$639,012	$1,808,083	$1,972,233

Sales and marketing (d)	$178,825	$165,291	$532,757	$546,566
Network services	132,939	133,689	391,391	404,610
Other (b)	333,362	351,474	1,037,137	1,094,331
Other operating expenses (c)	$645,126	$650,454	$1,961,285	$2,045,507

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
(c)Other operating expenses for CSC Holdings for the three and nine months ended September 30, 2026 amounted to $646,319 and $1,965,929, respectively, and include additional costs of $1,193 and $4,644 respectively, that were eliminated at Optimum Communications.
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
The financial information set forth below reflects the financial condition and results of operations of the Restricted Group, presented separately from the financial condition and results of operations of the Unrestricted Group. To

OPTIMUM COMMUNICATIONS, INC. AND SUBSIDIARIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except share, unit and per share amounts)
(Unaudited)
provide a meaningful comparison of the current composition of the Restricted Group, the financial information as of and for the three and nine months ended September 30, 2025 is presented on a pro forma basis as if the July 2025 designation and the November 2025 designation had, in each case, occurred on January 1, 2025.

CSC Holdings Restricted Group
As of September 30, 2026
ASSETS
Current assets	$863,599
Long term assets	6,883,847
Total assets	$7,747,446

LIABILITIES AND MEMBER'S DEFICIENCY
Current liabilities	$7,412,480
Long-term debt	15,628,918
Long-term liabilities	299,081
Total liabilities	23,340,479

Total member's deficiency	(15,593,033)
Total liabilities and member's deficiency	$7,747,446

	CSC Holdings Restricted Group
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$676,363	$728,431	$2,091,271	$2,226,465
Operating expenses (a)	1,186,149	2,208,319	4,239,580	3,604,136
Operating loss	(509,786)	(1,479,888)	(2,148,309)	(1,377,671)
Other expense, net	(370,043)	(414,481)	(1,104,614)	(1,245,019)
Loss before income taxes	(879,829)	(1,894,369)	(3,252,923)	(2,622,690)
Income tax benefit (expense)	(19,344)	514,800	559,086	728,832
Net loss	$(899,173)	$(1,379,569)	$(2,693,837)	$(1,893,858)

(a)Includes impairment charges related to our indefinite-lived cable franchise rights of $2,218,489 for the nine months ended September 30, 2026 and $1,611,308 for the nine months ended September 30, 2025. Also includes attributed charges related to the non-cash exchange of Optimum shares for redeemable preferred units and the tender offer totaling $107,903 for the nine months ended September 30, 2026.
NOTE 17.    SUBSEQUENT EVENTS
On November 5, 2026, following approval by the independent committees of the board of directors of Optimum Communications and the board of managers of its subsidiary Optimum CSC, holders of outstanding cash performance and deferred cash awards, including its named executive officers, were offered the opportunity to exchange those awards for cash retention awards. Optimum CSC also entered into a change in control severance agreement with a named executive officer. These arrangements are expected to result in additional compensation expense and accelerated recognition of certain previously unrecognized compensation costs in future reporting periods.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This Form 10-Q contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended.  In this Form 10-Q there are statements concerning our future operating results and future financial performance. Words such as "expects", "anticipates", "believes", "estimates", "may", "will", "should", "could", "potential", "continue", "intends", "plans" and similar words and terms used in the discussion of future operating results, future financial performance and future events identify forward-looking statements.  Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors.
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
•the outcome of litigation, government investigations and other proceedings; and
•other risks and uncertainties inherent in our cable and broadband communications businesses and our other businesses, including those listed under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 13, 2026, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on November 6, 2026 (the "Annual Report") and our subsequent Quarterly Reports on Form 10-Q, as amended.
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
Overview
Our Business
We principally provide broadband communications and video services in the United States and market our services under the Optimum brand. We deliver broadband, video, telephony, and mobile services to approximately 4.2 million residential and business customers across our footprint. Our footprint extends across 21 states (primarily in the New York metropolitan area and various markets in the south-central United States) through a fiber-rich hybrid-fiber coaxial ("HFC") broadband network and a FTTH network with approximately 10.1 million total passings as of September 30, 2026. Additionally, we offer news programming and advertising services.
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

We derive revenue principally through monthly charges to residential customers of our broadband, video, telephony and mobile services. We also derive revenue from digital video recorder, video-on-demand ("VOD"), pay-per-view, installation and home shopping commissions. Our residential broadband, video, telephony and mobile services accounted for approximately 41%, 29%, 3%, and 3%, respectively, of our consolidated revenue for the nine months ended September 30, 2026. We also derive revenue from the sale of a wide and growing variety of products and services to both large enterprise and small and medium-sized business ("SMB") customers, including broadband, telephony, networking, video, and mobile services. For the nine months ended September 30, 2026, 18% of our consolidated revenue was derived from these business services. In addition, we derive revenue from the sale of advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), digital advertising, data analytics and affiliation fees for news programming, which accounted for approximately 5% of our consolidated revenue for the nine months ended September 30, 2026. Our other revenue (which primarily consists of mobile equipment revenue) for the three months ended September 30, 2026 accounted for approximately 1% of our consolidated revenue.
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

Results of Operations - Optimum Communications
(unaudited)

	Three Months Ended September 30,		Favorable (Unfavorable)	Nine Months Ended September 30,		Favorable (Unfavorable)
	2026	2025		2026	2025
Revenue:
Broadband	$824,632	$873,449	$(48,817)	$2,515,590	$2,658,149	$(142,559)
Video	571,846	645,207	(73,361)	1,761,899	1,971,315	(209,416)
Telephony	54,767	61,791	(7,024)	169,469	192,836	(23,367)
Mobile	56,838	42,277	14,561	158,940	116,597	42,343
Residential revenue	1,508,083	1,622,724	(114,641)	4,605,898	4,938,897	(332,999)
Business services and wholesale	375,509	361,886	13,623	1,106,095	1,087,219	18,876
News and advertising	93,374	105,863	(12,489)	313,026	327,044	(14,018)
Other	23,094	17,637	5,457	64,112	54,435	9,677
Total revenue	2,000,060	2,108,110	(108,050)	6,089,131	6,407,595	(318,464)
Operating expenses:
Programming and other direct costs	589,300	639,012	49,712	1,808,083	1,972,233	164,150
Other operating expenses	645,126	650,454	5,328	1,961,285	2,045,507	84,222
Restructuring, impairments and other operating items	3,429,940	1,568,120	(1,861,820)	6,364,537	1,656,568	(4,707,969)
Depreciation and amortization	394,260	415,308	21,048	1,207,832	1,243,490	35,658
Operating loss	(3,058,566)	(1,164,784)	(1,893,782)	(5,252,606)	(510,203)	(4,742,403)
Other income (expense):
Interest expense, net	(479,891)	(459,124)	(20,767)	(1,413,286)	(1,331,799)	(81,487)
Gain (loss) on investments and sale of affiliate interests	—	—	—	(10,958)	5	(10,963)
Gain (loss) on interest rate swap contracts, net	—	1,147	(1,147)	2,398	(142)	2,540
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	—	(106,045)	(1,693)	(104,352)
Other expense, net	(38)	(591)	553	(882)	(2,388)	1,506
Loss before income taxes	(3,538,495)	(1,623,352)	(1,915,143)	(6,781,379)	(1,846,220)	(4,935,159)
Income tax benefit	680,222	433,762	246,460	1,488,157	497,373	990,784
Net loss	(2,858,273)	(1,189,590)	(1,668,683)	(5,293,222)	(1,348,847)	(3,944,375)
Net income attributable to noncontrolling interests	(6,377)	(3,944)	(2,433)	(23,104)	(16,614)	(6,490)
Net income attributable to redeemable noncontrolling interests	(19,475)	—	(19,475)	(19,475)	—	(19,475)
Net loss attributable to Optimum Communications, Inc. stockholders	$(2,884,125)	$(1,193,534)	$(1,690,591)	$(5,335,801)	$(1,365,461)	$(3,970,340)

The following is a reconciliation of net loss to Adjusted EBITDA (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(2,858,273)	$(1,189,590)	$(5,293,222)	$(1,348,847)
Income tax benefit	(680,222)	(433,762)	(1,488,157)	(497,373)
Other expense, net	38	591	882	2,388
Loss (gain) on interest rate swap contracts, net	—	(1,147)	(2,398)	142
Loss (gain) on investments and sale of affiliates interests	—	—	10,958	(5)
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	106,045	1,693
Interest expense, net	479,891	459,124	1,413,286	1,331,799
Depreciation and amortization	394,260	415,308	1,207,832	1,243,490
Restructuring, impairments and other operating items	3,429,940	1,568,120	6,364,537	1,656,568
Share-based compensation	8,098	12,013	28,714	43,628
Adjusted EBITDA	$773,732	$830,657	$2,348,477	$2,433,483
The following is a reconciliation of net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net cash flows from operating activities	$79,190	$147,448	$477,599	$746,896
Less: Capital expenditures (cash)	347,042	325,520	974,771	1,065,163
Free Cash Flow (Deficit)	$(267,852)	$(178,072)	$(497,172)	$(318,267)

The following table sets forth certain customer metrics (unaudited):

	September 30, 2026	June 30, 2026	September 30, 2025

	(in thousands)
Total passings (a)	10,096.8	10,114.1	9,942.9
Total customer relationships (b)	4,155.7	4,218.0	4,400.5
Residential (i)	3,797.7	3,855.6	4,028.6
SMB	358.0	362.5	371.9
Residential customers (i):
Broadband (i)	3,659.3	3,714.3	3,872.2
Video (i)	1,472.2	1,526.6	1,674.9
Telephony	906.0	951.3	1,093.1
Penetration of total passings (c)	41.2%	41.7%	44.3%
Average revenue per user ("ARPU") (d)	$131.37	$132.22	$133.28
SMB customers:
Broadband	331.4	335.4	343.6
Video	66.5	68.7	74.6
Telephony	170.9	175.0	185.6
Total mobile lines (e)	779.2	724.0	584.4
FTTH total passings (f)	3,175.7	3,155.8	3,053.0
FTTH customer relationships (g)	764.2	748.9	703.5
FTTH Residential	739.5	725.2	683.6
FTTH SMB	24.7	23.7	19.8
Penetration of FTTH total passings (h)	24.1%	23.7%	23.0%

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
(e)Mobile lines represent the number of residential and business customers’ wireless connections, which include mobile phone handsets and other mobile wireless connected devices. An individual customer relationship may have multiple mobile lines. The total mobile ending lines as of September 30, 2026, June 30, 2026 and September 30, 2025 include approximately 29.3 thousand, 25.5 thousand and 14.2 thousand lines related to business customers, respectively. The service revenue related to these business customers is reflected in business services and wholesale in the table above.
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

Comparison of Results for the Three and Nine Months Ended September 30, 2026 compared to the Three and Nine Months Ended September 30, 2025
Broadband Revenue
Broadband revenue for the three and nine months ended September 30, 2026 was $824,632 and $2,515,590, respectively, and $873,449 and $2,658,149 for the three and nine months ended September 30, 2025, respectively. Broadband revenue is derived principally through monthly charges to residential subscribers of our broadband services. Broadband revenue decreased $48,817 (6%) and $142,559 (5%) for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025. The decrease for the three and nine months ended September 30, 2026 as compared to the same period in the prior year was due primarily to declines in broadband customers, as well as lower average recurring broadband revenue per broadband subscriber.
Video Revenue
Video revenue for the three and nine months ended September 30, 2026 was $571,846 and $1,761,899, respectively, and $645,207 and $1,971,315 for the three and nine months ended September 30, 2025, respectively. Video revenue is derived principally through monthly charges to residential customers of our video services. Video revenue decreased $73,361 (11%) and $209,416 (11%) for the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 30, 2025. The decreases were due primarily to declines in video customers, partially offset by higher average recurring video revenue per video customer, primarily driven by certain rate increases. In addition, customer credits attributable to the temporary interruption of certain video programming during the three months ended March 31, 2025 partially offset the year-over-year decline.
Telephony Revenue
Telephony revenue for the three and nine months ended September 30, 2026 was $54,767 and $169,469, respectively, and $61,791 and $192,836 for the three and nine months ended September 30, 2025, respectively. Telephony revenue is derived principally through monthly charges to residential customers of our telephony services. Telephony revenue decreased $7,024 (11%) and $23,367 (12%) for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025. The decreases were due primarily to declines in telephony customers, partially offset by higher average recurring telephony revenue per telephony customer.
Mobile Service Revenue
Mobile service revenue for the three and nine months ended September 30, 2026 was $56,838 and $158,940, respectively, and $42,277 and $116,597, for the three and nine months ended September 30, 2025, respectively. The increases of $14,561 (34%) and $42,343 (36%) for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 were primarily due to increases in mobile lines, as well as increases in certain fees and surcharges as compared to the prior year periods.
Business Services and Wholesale Revenue
Business services and wholesale revenue for the three and nine months ended September 30, 2026 was $375,509 and $1,106,095, respectively, and $361,886 and $1,087,219 for the three and nine months ended September 30, 2025, respectively. Business services and wholesale revenue is derived primarily from the sale of fiber-based telecommunications services to the business market, and the sale of broadband, video, telephony, and mobile services to SMB customers.
Business services and wholesale revenue increased $13,623 (4%) and $18,876 (2%) for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025. The increases were primarily due to increases in Ethernet, indefeasible right of use and other fees and surcharges revenue from our Lightpath business, partially offset by a decline in SMB customers.
News and Advertising Revenue
News and advertising revenue for the three and nine months ended September 30, 2026 was $93,374 and $313,026, respectively, and $105,863 and $327,044 for the three and nine months ended September 30, 2025, respectively. News and advertising revenue is primarily derived from the sale of (i) advertising inventory available on the programming carried on our cable television systems, as well as other systems (linear revenue), (ii) digital advertising, (iii) data analytics, and (iv) affiliation fees for news programming.
News and advertising revenue decreased $12,489 (12%) and $14,018 (4%) for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025. The decrease for the three months ended September 30, 2026 as compared to the prior year period was primarily due to the sale of our interest in a non-core advertising agency business in May 2026, partially offset by an increase in political advertising revenue. The decrease for the nine months ended September 30, 2026 as compared to the prior year period was primarily due to the sale of our interest in a non-core advertising agency business and a decrease in non-political linear advertising revenue, partially offset by an increase in political advertising revenue.
Other Revenue
Other revenue for the three and nine months ended September 30, 2026 was $23,094 and $64,112, respectively, and $17,637 and $54,435 for the three and nine months ended September 30, 2025, respectively. Other revenue includes revenue from sales of mobile equipment and other miscellaneous revenue streams. Other revenue increased $5,457 (31%) and $9,677 (18%) for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025. The increases were primarily due to higher mobile equipment sales during 2026 as compared to the same periods in the prior year.
Programming and Other Direct Costs
Programming and other direct costs for the three and nine months ended September 30, 2026 amounted to $589,300 and $1,808,083, respectively, and $639,012 and $1,972,233 for the three and nine months ended September 30, 2025, respectively. Programming and other direct costs include cable programming costs, which are costs paid to programmers (net of amortization of any incentives received from programmers for carriage) for cable content (including costs of VOD and pay-per-view) and are generally paid on a per-customer basis. These costs are impacted by changes in contractual rates, changes in the number of customers receiving certain programming services, new channel launches, and channel drops. These costs also include interconnection, call completion, circuit and transport fees paid to other telecommunication companies for the transport and termination of voice and data services, which typically vary based on rate changes and the level of usage by our customers. These costs also include franchise fees which are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue derived from the provision of video service over our cable systems, which vary by state and municipality. These costs change in relation to changes in such categories of revenues or rate changes. Additionally, these costs include the cost of media for advertising spots sold, the cost of mobile devices sold to our customers and direct costs of providing mobile services.

The decreases in programming and other direct costs of $49,712 (8%) and $164,150 (8%) for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 were primarily attributable to the following:

	Three Months	Nine Months
Decrease in programming costs primarily due to lower video customers, partially offset by net contractual rate increases. This amount reflects the impact of the temporary interruption of certain video programming during the first quarter of 2025	$(58,047)	$(192,835)
Decrease in news production costs relating to the sale of our i24 business	(4,956)	(14,133)
Lower costs for media advertising spots for resale primarily due to the sale of our interest in a non-core advertising agency business in May 2026. In the nine month period, these lowered costs were partially offset by higher costs due to increase in digital revenue, primarily driven by increased political advertising sales.	(15,693)	(704)
Increase in call completion and transport costs due to a higher level of activity and the impact of minimum guarantees	14,258	32,377
Increase in cost of goods sold related to our mobile business	6,725	12,985
Other net decreases	8,001	(1,840)
	$(49,712)	$(164,150)
Programming costs
Programming costs aggregated $413,069 and $1,280,557 for the three and nine months ended September 30, 2026, respectively, and $471,116 and $1,473,392 for the three and nine months ended September 30, 2025, respectively. Our programming costs in 2026 will continue to be impacted by changes in the number of video customers and by changes in programming rates, the latter of which we expect will increase.
Other Operating Expenses
Other operating expenses for the three and nine months ended September 30, 2026 amounted to $645,126 and $1,961,285, respectively, and $650,454 and $2,045,507 for the three and nine months ended September 30, 2025, respectively. Other operating expenses include staff costs and employee benefits including salaries of company employees and related taxes, benefits and other employee related expenses, as well as third-party labor costs. Other operating expenses also include network management and field service costs, which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections and other costs associated with providing and maintaining services to our customers.
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

The decreases in other operating expenses of $5,328 (1%) and $84,222 (4%) for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 were attributable to the following:

	Three Months	Nine Months
Net decrease in labor related costs and benefits, including lower truck rolls, partially offset by a decrease in capitalizable activity	$(12,525)	$(53,061)
Increase (decrease) in consulting and professional fees	9,676	(11,515)
Decrease in share based compensation	(3,915)	(14,914)
Increase (decrease) in marketing costs. This includes costs related to the temporary interruption of certain video programming during the first quarter of 2025	4,515	(5,315)
Decrease in repairs and maintenance costs (including software maintenance and data processing)	(6,230)	(14,759)
Increase (decrease) in certain managed service costs. This amount reflects a credit received in the second quarter of 2025	(73)	14,582
Increase in bad debt expense	2,491	11,518
Other net increases (decreases)	733	(10,758)
	$(5,328)	$(84,222)
Restructuring, Impairments and Other Operating Items
Restructuring, impairments and other operating items for the three and nine months ended September 30, 2026 amounted to $3,429,940 and $6,364,537, respectively, as compared to $1,568,120 and $1,656,568 for the three and nine months ended September 30, 2025, and comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Impairment charges (See Note 8)	$3,200,000	$1,611,308	$5,900,000	$1,611,308
Expense related to tender offer (See Note 1)	160,800	—	160,800	—
Non-cash exchange of Optimum shares for redeemable preferred units (See Note 9)	—	—	156,555	—
Gain on disposal of assets (a)	—	(55,114)	—	(55,114)
Transaction costs related to certain transactions not related to our operations and other	28,462	4,074	78,524	14,918
Contractual payments for terminated employees (b)	8,950	7,155	27,644	77,543
Litigation settlements and contract termination costs (c)	6,436	—	11,536	5,058
Impairment of right-of-use operating lease assets	22,498	439	26,223	1,765
Facility realignment costs	2,794	258	3,255	1,090
	$3,429,940	$1,568,120	$6,364,537	$1,656,568

(a)In July 2025, we completed the sale of certain tower assets for $59,908 and recorded a gain of $55,114. In connection with the sale, we entered into a master license agreement with the buyer pursuant to which we maintain access to space on certain of those towers for an initial term of five years.
(b)Includes costs related to our workforce management initiatives, including costs related to a voluntary retirement program during the three and nine months ended September 30, 2025.
(c)Amounts reflect estimated amounts for certain legal matters, including adjustments to these estimates, and costs to early terminate contracts with vendors.
Depreciation and Amortization
Depreciation and amortization for the three and nine months ended September 30, 2026 amounted to $394,260 and $1,207,832, respectively, and $415,308 and $1,243,490 for the three and nine months ended September 30, 2025, respectively. The decreases in depreciation and amortization of $21,048 (5%) and $35,658 (3%) for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 were primarily due to lower amortization related to customer relationships.
Adjusted EBITDA
Adjusted EBITDA amounted to $773,732 and $2,348,477 for the three and nine months ended September 30, 2026, respectively, as compared to $830,657 and $2,433,483 for the three and nine months ended September 30, 2025, respectively.
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
The decreases in Adjusted EBITDA of $56,925 (7%) and $85,006 (3%) for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 were due to a decrease in revenue, partially offset by a decrease in operating expenses during 2026 (excluding depreciation and amortization, share-based compensation, restructuring, impairments and other operating items), as discussed above.
Free Cash Flow (Deficit)
Free Cash Flow (Deficit) was $(267,852) and $(497,172) for the three and nine months ended September 30, 2026, respectively, as compared to $(178,072) and $(318,267) for the three and nine months ended September 30, 2025, respectively. The decreases in Free Cash Flow of $89,780 and $178,905 for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 were due to lower net cash provided by operating activities, as well as higher capital expenditures year over year in the three month period but partially offset in the nine month period by lower year over year capital expenditures.
Free Cash Flow is a non-GAAP measure that is defined as net cash flows from operating activities less cash capital expenditures. See reconciliation of net cash flow from operating activities to Free Cash Flow above.
Interest Expense, net
Interest expense, net was $479,891 and $1,413,286 for the three and nine months ended September 30, 2026 as compared to $459,124 and $1,331,799 for the same periods in the prior year. The increases of $20,767 (5%) and $81,487 (6%) for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 were attributable to the following:

	Three Months	Nine Months
Increase primarily due to changes in debt balances and an increase in interest rates	$7,512	$53,084
Increase (decrease) related to lower (higher) interest income	1,094	(8,027)
Other net increase, primarily amortization of deferred financing costs from new debt issuances	12,161	36,430
	$20,767	$81,487
Gain (loss) on Investments and Sale of Affiliate Interests
For the nine months ended September 30, 2026, we recognized a loss of $10,958 on the sale of our interest in a non-core advertising agency business.
Gain (loss) on Interest Rate Swap Contracts, net
Gain (loss) on interest rate swap contracts, net was $2,398 for the nine months ended September 30, 2026, compared to $1,147 and $(142) for the three and nine months ended September 30, 2025, respectively. These amounts primarily represent the change in the fair value of our interest rate swap contracts. These swap contracts are not designated as hedges for accounting purposes. The nine months ended September 30, 2026 included a $2,458 gain related to the early termination of Lightpath interest rate swap agreements with an aggregate notional value of $575,000.

Loss on Extinguishment of Debt and Write-off of Deferred Financing Costs
Loss on extinguishment of debt and write-off of deferred financing costs amounted to $106,045 for the nine months ended September 30, 2026, and related to the following:

Nine Months Ended September 30, 2026
Repayment of NYC ABS receivables facility loan	$98,407
Repayment of Lightpath's 5.625% Senior Notes, 3.875% Senior Secured Notes and Term Loan Facility	7,638
$106,045
Other Expense, net
Other expense, net amounted to $38 and $882 for the three and nine months ended September 30, 2026 compared to $591 and $2,388 for the three and nine months ended September 30, 2025, respectively. These amounts include the non-service benefit or cost components of our pension plans.
Income Tax Benefit
For the three and nine months ended September 30, 2026, we recorded a tax benefit of $680,222 and $1,488,157 on pre-tax loss of $3,538,495 and $6,781,379, respectively, resulting in an effective tax rate that was lower than the U.S. statutory rate for the three months ended September 30, 2026 and higher than the U.S. statutory rate for the nine months ended September 30, 2026. The lower rate for the three months ended September 30, 2026 is primarily due to the nonrecognition for tax purposes of the $160,800 expense related to the Tender Offer transaction as well as an establishment of a valuation allowance against part of the deferred tax assets (see Note 11). The higher rate for the nine months ended September 30, 2026 is primarily due to the impact of state taxes, partially offset by the nonrecognition for tax purposes of the $160,800 expense related to the Tender Offer transaction and establishment of the valuation allowance during the three months ended September 30, 2026 and the nonrecognition for tax purposes of the Private Exchange transaction recognized in the second quarter of 2026.
For the three and nine months ended September 30, 2025, we recorded a tax benefit of $433,762 and $497,373 on pre-tax loss of $1,623,352 and $1,846,220, respectively, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher rate is primarily due to the impact of state taxes during the three and nine months ended September 30, 2025.
CSC HOLDINGS, LLC
The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Optimum Communications, except for the following (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to Optimum Communications stockholders	$(2,884,125)	$(1,193,534)	$(5,335,801)	$(1,365,461)
Adjustments to reconcile to net loss attributable to CSC Holdings' sole member:
Income tax benefit	512	752	1,774	2,353
Interest expense, net	(1,247)	(1,382)	(3,804)	(4,200)
Other operating expenses	(1,193)	(2,923)	(4,644)	(9,184)
Net loss attributable to CSC Holdings' sole member	$(2,886,053)	$(1,197,087)	$(5,342,475)	$(1,376,492)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Optimum Communications Adjusted EBITDA	$773,732	$830,657	$2,348,477	$2,433,483
Adjustments to reconcile to CSC Holdings' Adjusted EBITDA:
Other operating expenses	(1,193)	(2,923)	(4,644)	(9,184)
CSC Holdings Adjusted EBITDA	$772,539	$827,734	$2,343,833	$2,424,299
Refer to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.
The following is a reconciliation of CSC Holdings' net loss to Adjusted EBITDA (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net loss	$(2,860,201)	$(1,193,143)	$(5,299,896)	$(1,359,878)
Income tax benefit	(680,734)	(434,514)	(1,489,931)	(499,726)
Other expense, net	38	591	882	2,388
Loss (gain) on interest rate swap contracts, net	—	(1,147)	(2,398)	142
Loss (gain) on investments and sale of affiliate interests	—	—	10,958	(5)
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	106,045	1,693
Interest expense, net	481,138	460,506	1,417,090	1,335,999
Depreciation and amortization	394,260	415,308	1,207,832	1,243,490
Restructuring, impairments and other operating items	3,429,940	1,568,120	6,364,537	1,656,568
Share-based compensation	8,098	12,013	28,714	43,628
Adjusted EBITDA	$772,539	$827,734	$2,343,833	$2,424,299
Refer to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.
The following is a reconciliation of CSC Holdings' net cash flow from operating activities to Free Cash Flow (Deficit) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net cash flows from operating activities	$79,132	$148,108	$472,338	$750,819
Less: Capital expenditures (cash)	347,042	325,520	974,771	1,065,163
Free Cash Flow (Deficit)	$(267,910)	$(177,412)	$(502,433)	$(314,344)
The differences in Adjusted EBITDA and Free Cash Flow (Deficit) between CSC Holdings and Optimum Communications relate to the Captive which holds certain workers' compensation, general and automobile liabilities. See Note 13.

SUPPLEMENTAL FINANCIAL INFORMATION
Presented below are balance sheets for the UnSub Group and Optimum CSC LLC (unaudited). See Note 9 of our consolidated financial statements.

	As of September 30, 2026
	UnSub Group	Optimum CSC LLC
ASSETS
Current Assets:
Cash and cash equivalents	$861,758	$947,940
Restricted cash	294	61,545
Accounts receivable, trade	51,793	109,172
Prepaid expenses and other current assets	72,991	103,930
Amounts due from affiliates	—	—
Current assets	986,836	1,222,587
Property, plant and equipment, net of accumulated depreciation	3,797,069	5,016,081
Right-of-use operating lease assets	133,173	145,413
Other assets	25,934	39,150
Amortizable intangibles, net of accumulated amortization	456,422	515,681
Indefinite-lived cable franchise rights	4,140,000	4,480,000
Goodwill	5,766,625	5,872,519
Total assets	$15,306,059	$17,291,431

LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
Accounts payable	$439,816	$473,915
Interest payable	65,901	67,453
Accrued employee related costs	27,319	81,215
Deferred revenue	35,635	149,160
Debt	—	323
Other current liabilities	128,411	157,928
Amounts due to affiliates	416,857	418,774
Current liabilities	1,113,939	1,348,768
Other liabilities	36,672	90,138
Deferred tax liability	2,125,818	2,130,613
Right-of-use operating lease liability	154,208	162,995
Long-term debt	3,177,504	4,816,376
Total liabilities	6,608,141	8,548,890

Redeemable preferred units	—	528,248

Member's equity	8,698,304	8,171,095
Accumulated other comprehensive loss	(386)	(386)
Total member's equity	8,697,918	8,170,709
Noncontrolling interests	—	43,584
Total equity	8,697,918	8,214,293
Total liabilities and member's equity	$15,306,059	$17,291,431

Presented below are Statements of Operations of the UnSub Group for the three and nine months ended September 30, 2026 and 2025 (unaudited):

	UnSub Group
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,193,473	$1,265,030	$3,623,842	$3,839,392
Operating expenses:
Programming and other direct costs	373,371	414,770	1,155,598	1,285,685
Other operating expenses	348,662	336,922	1,057,595	1,068,554
Restructuring, impairments and other operating items (a)	2,149,608	3,911	3,720,166	54,645
Depreciation and amortization	227,504	230,379	709,736	678,371
Operating income (loss)	(1,905,672)	279,048	(3,019,253)	752,137
Other income (expense):
Interest expense, net	(89,076)	(21,687)	(254,693)	(22,015)
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	(98,407)	—
Other expense, net	2	(560)	(732)	(2,095)
Income (loss) before income taxes	(1,994,746)	256,801	(3,373,085)	728,027
Income tax benefit (expense)	564,576	(80,212)	931,057	(228,843)
Net income (loss)	$(1,430,170)	$176,589	$(2,442,028)	$499,184

Presented below are Statements of Operations of Optimum CSC LLC for the three and nine months ended September 30, 2026 and 2025 (unaudited):

	Optimum CSC LLC
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,317,482	$1,373,053	$3,974,612	$4,158,083
Operating expenses:
Programming and other direct costs	392,975	421,570	1,199,375	1,312,765
Other operating expenses	378,597	369,092	1,148,313	1,161,986
Restructuring, impairments and other operating items	2,830,670	5,598	3,932,344	57,017
Depreciation and amortization	256,500	265,115	795,692	769,424
Operating income (loss)	(2,541,260)	311,678	(3,101,112)	856,891
Other income (expense):
Interest expense, net	(112,504)	(45,225)	(324,118)	(91,784)
Gain (loss) on interest rate swap contracts, net	—	1,147	2,398	(142)
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	(106,045)	—
Other expense, net	(20)	(587)	(801)	(2,183)
Income (loss) before income taxes	(2,653,784)	267,013	(3,529,678)	762,782
Income tax benefit (expense)	700,003	(80,279)	930,781	(229,086)
Net income (loss)	(1,953,781)	186,734	(2,598,897)	533,696
Net income attributable to noncontrolling interests	(9,998)	(4,184)	(27,355)	(17,571)
Net income attributable to redeemable noncontrolling interests	(19,475)	—	(19,475)	—
Net income (loss) attributable to Optimum CSC LLC sole member	$(1,983,254)	$182,550	$(2,645,727)	$516,125

Presented below are Statements of Cash Flows of the UnSub Group (unaudited):

UnSub Group
	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(2,442,028)	$499,184
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	709,736	678,371
Indefinite-lived cable franchise rights impairments	3,681,511	—
Loss on extinguishment of debt and write-off of deferred financing costs	98,407	—
Amortization of deferred financing costs on indebtedness	45,719	3,415
Share-based compensation expense	16,709	27,168
Deferred income taxes	(1,165,382)	(34,681)
Decrease in right-of-use assets	16,805	18,407
Allowance for credit losses	26,665	23,521
Other	17,400	1,637
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(19,167)	(29,052)
Prepaid expenses and other assets	(28,379)	(17,151)
Amounts due from and due to affiliates	217,117	92,337
Accounts payable and accrued liabilities	(181,790)	(37,284)
Interest payable	45,799	1,682
Deferred revenue	(6,087)	454
Net cash provided by operating activities	1,033,035	1,228,008
Cash flows from investing activities:
Capital expenditures	(414,456)	(416,062)
Other, net	795	400
Net cash used in investing activities	(413,661)	(415,662)
Cash flows from financing activities:
Proceeds from long-term debt, net	1,346,250	960,000
Repayment of debt	(980,091)	(3,833)
Distributions to parent	(134,931)	(1,603,209)
Additions to deferred financing costs	(112,849)	(65,937)
Net cash provided by (used in) financing activities	118,379	(712,979)
Net increase in cash and cash equivalents	737,753	99,367
Effect of exchange rate changes on cash and cash equivalents	28	(192)
Net increase in cash, cash equivalents and restricted cash	737,781	99,175
Cash, cash equivalents and restricted cash at beginning of year	124,271	8,254
Cash, cash equivalents and restricted cash at end of period	$862,052	$107,429

Presented below are Statements of Cash Flows of Optimum CSC LLC (unaudited):

Optimum CSC LLC
	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(2,598,897)	$533,696
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	795,692	769,425
Indefinite-lived cable franchise rights impairments	3,681,511	—
Loss on extinguishment of debt and write-off of deferred financing costs	106,045	—
Amortization of deferred financing costs and discounts on indebtedness	48,827	6,064
Share-based compensation expense	16,709	27,168
Deferred income taxes	(1,165,297)	(34,499)
Decrease in right-of-use assets	20,746	22,149
Allowance for credit losses	26,216	23,330
Non-cash exchange of Optimum shares for redeemable preferred units	103,326	—
Other	17,392	771
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(19,841)	(36,012)
Prepaid expenses and other assets	(25,315)	(28,438)
Amounts due from and due to affiliates	176,047	91,669
Accounts payable and accrued liabilities	(117,521)	(43,848)
Interest payable	32,972	(8,607)
Deferred revenue	83,462	53,354
Interest rate swap contracts	932	6,563
Net cash provided by operating activities	1,183,006	1,382,785
Cash flows from investing activities:
Capital expenditures	(635,113)	(556,094)
Payments for acquisitions, net of cash acquired	—	(9,000)
Other, net	788	401
Net cash used in investing activities	(634,325)	(564,693)
Cash flows from financing activities:
Proceeds from long-term debt, net	3,003,204	960,000
Repayment of debt	(2,514,274)	(8,965)
Issuance of preferred units, net of fees	289,197	—
Principal payments on finance lease obligations	(263)	(289)
Additions to deferred financing costs	(138,130)	(65,937)
Distributions to parent	(223,605)	(1,629,671)
Distributions to noncontrolling interests, net	—	(26,452)
Payments for tender offer including related costs	(140,702)	—
Net cash provided by (used in) financing activities	275,427	(771,314)
Net increase in cash and cash equivalents	824,108	46,778
Effect of exchange rate changes on cash and cash equivalents	28	(192)
Net increase in cash, cash equivalents and restricted cash	824,136	46,586
Cash, cash equivalents and restricted cash at beginning of year	185,349	111,168
Cash, cash equivalents and restricted cash at end of period	$1,009,485	$157,754

Presented below is a reconciliation of the net loss to adjusted EBITDA for CSC Holdings Restricted Group (unaudited):

	CSC Holdings Restricted Group
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(899,173)	$(1,379,569)	$(2,693,837)	$(1,893,858)
Income tax expense (benefit)	19,344	(514,800)	(559,086)	(728,832)
Other income, net	1,251	721	218	205
Loss (gain) on investments and sale of affiliate interests, net	—	(1,754)	10,958	(1,759)
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	—	1,693
Interest expense, net	368,792	415,514	1,093,438	1,244,880
Depreciation and amortization	137,760	150,193	412,140	474,066
Restructuring, impairments and other operating items (a)	590,289	1,562,521	2,423,211	1,599,471
Share-based compensation	3,314	4,528	12,005	16,460
Adjusted EBITDA	$221,577	$237,354	$699,047	$712,326

(a)Includes impairment charges related to our indefinite-lived cable franchise rights of $2,218,489 for the nine months ended September 30, 2026 and $1,611,308 for the nine months ended September 30, 2025. Also includes attributed charges related to the non-cash exchange of Optimum shares for redeemable preferred units and the tender offer totaling $107,903 for the nine months ended September 30, 2026.
Presented below is a reconciliation of the net income (loss) to adjusted EBITDA for the UnSub Group (unaudited):

	The UnSub Group
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(1,430,170)	$176,589	$(2,442,028)	$499,184
Income tax expense (benefit)	(564,576)	80,212	(931,057)	228,843
Other expense, net	(2)	560	732	2,095
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	98,407	—
Interest expense, net	89,076	21,687	254,693	22,015
Depreciation and amortization	227,504	230,379	709,736	678,371
Restructuring, impairments and other operating items (a)	2,149,608	3,911	3,720,166	54,645
Share-based compensation	4,784	7,485	16,709	27,168
Adjusted EBITDA	$476,224	$520,823	$1,427,358	$1,512,321

(a)Includes attributed impairment charges related to our indefinite-lived cable franchise rights of $3,681,511 for the nine months ended September 30, 2026.

Presented below is a reconciliation of the net income (loss) to adjusted EBITDA for Optimum CSC LLC (unaudited):

	Optimum CSC LLC
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(1,953,781)	$186,734	$(2,598,897)	$533,696
Income tax expense (benefit)	(700,003)	80,279	(930,781)	229,086
Other expense, net	20	587	801	2,183
Loss (gain) on interest rate swap contracts, net	—	(1,147)	(2,398)	142
Loss on extinguishment of debt and write-off of deferred financing costs	—	—	106,045	—
Interest expense, net	112,504	45,225	324,118	91,784
Depreciation and amortization	256,500	265,115	795,692	769,424
Restructuring, impairments and other operating items (a)	2,830,670	5,598	3,932,344	57,017
Share-based compensation	4,784	7,485	16,709	27,168
Adjusted EBITDA	$550,694	$589,876	$1,643,633	$1,710,500

(a)Includes attributed impairment charges related to our indefinite-lived cable franchise rights of $3,681,511 and attributed charges related to the non-cash exchange of Optimum shares for redeemable preferred units and the tender offer totaling $209,452 for the nine months ended September 30, 2026.

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
As reflected on the consolidated financial statements, as of September 30, 2026, we had cash and cash equivalents of $1,100,796, and we had principal amounts of debt of $4,115,000 maturing in April 2027 and $2,225,000 maturing in July 2027. Our ability to address these maturities depends on our ability to successfully restructure, refinance or otherwise extend such indebtedness or to raise additional capital to repay the indebtedness.
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
Debt Outstanding
The following tables summarize the carrying value of our outstanding debt, net of unamortized deferred financing costs, discounts and premiums (excluding accrued interest) as of September 30, 2026, as well as interest expense for the nine months ended September 30, 2026:

	CSC Holdings Restricted Group	The UnSub Group	Lightpath	Optimum Communications/ CSC Holdings
Debt outstanding (a)(b):
Credit facility debt	$5,027,272	$3,177,504	$—	$8,204,776
Senior guaranteed notes	10,687,543	—	—	10,687,543
Senior notes	6,160,668	—	—	6,160,668
Subtotal	21,875,483	3,177,504	—	25,052,987
Secured Fiber Network Revenue Notes	—	—	1,634,185	1,634,185
Finance lease obligations	129,731	—	—	129,731
Total debt	$22,005,214	$3,177,504	$1,634,185	$26,816,903

Interest expense (a)	$1,099,286	$263,914	$72,935	$1,436,135

(a)Excludes principal balance of notes payable to affiliate reflected on CSC Holdings' balance sheet and the related interest expense which are eliminated in the Optimum Communications consolidated financial statements. See Note 13.
(b)Includes interest expense of $3,167 related to the NYC ABS receivables facility loan that was repaid in January 2026.

Payment Obligations Related to Debt
As of September 30, 2026, total amounts payable in connection with our outstanding obligations, including related interest, but excluding finance lease obligations and the impact of our interest swap agreements, were as follows:

	CSC Holdings Restricted Group	UnSub Group	Lightpath	Optimum Communications/ CSC Holdings
2026	$318,895	$71,300	$23,798	$413,993
2027	7,542,612	304,013	93,899	7,940,524
2028	3,939,143	3,628,888	95,451	7,663,482
2029	4,385,844	—	94,417	4,480,261
2030	6,018,844	—	94,417	6,113,261
Thereafter	3,109,375	—	1,703,313	4,812,688
Total	$25,314,713	$4,004,201	$2,105,295	$31,424,209
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
The obligations under the CSC Holdings Restricted Group Credit Facility are guaranteed on a senior secured basis by each material restricted subsidiary of CSC Holdings (other than certain excluded subsidiaries). The obligations under the CSC Holdings Restricted Group Credit Facility (including any guarantees thereof) are secured on a first priority basis, subject to permitted liens, by capital stock held by CSC Holdings and any guarantor in restricted subsidiaries of CSC Holdings, subject to certain exclusions and limitations. The obligations under the CSC Holdings Senior Guaranteed Notes are guaranteed on a senior unsecured basis by each restricted subsidiary of CSC Holdings that guarantees the obligations under the CSC Holdings Restricted Group Credit Facility.
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
CSC Holdings Credit Facilities
In October 2015, a wholly-owned subsidiary of Optimum Communications, which merged with and into CSC Holdings on June 21, 2016, entered into a senior secured credit facility, which, as amended, currently provides for U.S. dollar term loans comprising (i) an incremental term loan amount of $3,000,000 ($2,805,000 outstanding as of September 30, 2026) ("Incremental Term Loan B-5") and U.S. dollar revolving loan commitments in an aggregate principal amount of $2,475,000 ($2,225,000 outstanding as of September 30, 2026) (the "CSC Revolving Credit Facility" and, together with the Incremental Term Loan B-5, the "CSC Credit Facilities"), which are governed by a credit facilities agreement entered into by, inter alios, CSC Holdings, certain lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent and security agent (as amended, restated, supplemented, or otherwise modified from time to time, the "CSC Credit Facilities Agreement").

In November 2025, the proceeds from the issuance of the Incremental Term Loan B-7 were used to (i) repay the outstanding principal balance of the Incremental Term Loan B-6 and (ii) pay the fees, costs and expenses associated with these transactions.
At September 30, 2026, $177,979 of the CSC Revolving Credit Facility was restricted for certain letters of credit issued on our behalf and $72,021 was undrawn and available, subject to covenant limitations.
As of September 30, 2026, CSC Holdings was in compliance with applicable financial covenants under the CSC Credit Facilities.
See Note 9 to our consolidated financial statements for further information regarding the CSC Credit Facilities Agreement.
Senior Guaranteed Notes and Senior Notes
As of September 30, 2026, CSC Holdings was in compliance with the covenants under each respective indenture by which the senior guaranteed notes and senior notes were issued.
UnSub Group Credit Facility
On November 25, 2025, the UnSub Group entered into a Credit Agreement (the "Initial UnSub Group Credit Facility") and as later amended or restated as described below, the “UnSub Group Credit Facility”), by and among Cablevision Litchfield and CSC Optimum, each as a borrower, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The Initial UnSub Group Credit Facility provided for, among other things, initial term loans in an aggregate principal amount of $2,000,000 (the "Initial UnSub Group Credit Facility Loans"). The Initial UnSub Group Credit Facility Loans were used to repay in full the Incremental Term Loan B-7 under the CSC Holdings Restricted Group Credit Facility.
On January 12, 2026, the UnSub Group entered into an Amended and Restated Credit Agreement (the "A&R UnSub Group Credit Agreement"), by and among Cablevision Litchfield and CSC Optimum, each as a borrower, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The A&R UnSub Group Credit Agreement provided for, among other things, incremental term loans in an aggregate principal amount of $1,100,000 (the "Incremental UnSub Group Credit Facility Loans" and, together with the Initial UnSub Group Credit Facility Loans and the Second Incremental UnSub Group Credit Facility Loans (as defined below), the "UnSub Group, the "Credit Facility Loans"). Effective February 11, 2026, Cablevision Funding joined the A&R UnSub Group Credit Agreement as borrower under solely the Incremental UnSub Group Credit Facility Loans. The A&R UnSub Group Credit Agreement amended and restated the Initial UnSub Group Credit Facility in its entirety. The Incremental UnSub Group Credit Facility Loans were used to repay Receivables Facility Loan and Security Agreement, dated as of July 16, 2025 (the “NYC ABS Loan and Security Agreement”), by and among Cablevision Funding LLC, Cablevision SPE Guarantor LLC, the other loan parties party thereto from time to time, each of the financial institutions from time to time party thereto as lenders, Alter Domus (US) LLC, as administrative agent, Citibank, N.A., as Account Bank (as defined therein), Citibank, N.A., as collateral agent, and Goldman Sachs Bank USA and TPG Angelo Gordon, as structuring agents, and pay certain costs associated with the transactions. The remaining proceeds were used for other general corporate purposes. The UnSub Group Credit Facility Loans (i) mature on November 25, 2028, (ii) accrue interest at a fixed rate per annum equal to 9.0%, and (iii) do not amortize.
In May 2026, the UnSub Group entered into Amendment No. 1 to the Initial UnSub Group Credit Facility. The amendment established an "Applicable Premium" following certain CSC Holdings insolvency events, generally equal to the interest that would have accrued on affected term loans through maturity. It did not change the principal amount, lender commitments, interest rate, maturity, amortization, collateral or guarantees, financial covenants or reporting requirements. The Company incurred customary consent, advisory and legal fees.
The UnSub Group entered into a Second Amended and Restated Credit Agreement, dated as of July 6, 2026 (the "Second A&R UnSub Group Credit Agreement"). The Second A&R UnSub Group Credit Agreement amended and restated the A&R UnSub Group Credit Agreement in its entirety, and provides for, among other things, an incremental term loan commitment in an aggregate principal amount of $250,000. The loans made pursuant to such incremental term loan commitment on July 6, 2026 (the "Second Incremental UnSub Group Credit Facility Loans") have terms which are substantially similar to those of term loans that have been outstanding under the A&R UnSub Group Credit Agreement, which term loans will remain outstanding under the Second A&R UnSub Group Credit

Agreement, and (i) mature on November 25, 2028, (ii) accrue interest at a fixed rate per annum equal to 9.0% and (iii) do not amortize. The proceeds are expected to be used for general corporate purposes.
The obligations under the UnSub Group Credit Facility are guaranteed on a senior secured basis by certain subsidiaries included in our UnSub Group (other than CSC TKR Intermediate, LLC, CSC TKR, LLC and their subsidiaries, which own and operate our New Jersey cable television systems), subject to certain limitations. The obligations under the UnSub Group Credit Facility are secured by a first-priority lien on substantially all of the assets of each borrower and guarantor thereunder, subject to certain exclusions and limitations.
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
The notes consist of $1,527,000 in aggregate principal amount of Series 2026-1, Class A-2 Notes (the "Class A-2 Notes") and $130,000 in aggregate principal amount of Series 2026-1, Class B Notes (the "Class B Notes" and together with the Class A-2 Notes, the "Series 2026-1 Term Notes"). The Class A-2 Notes bear interest at a rate of 5.597%, and the Class B Notes bear interest at a rate of 5.890%. Deferred financing costs incurred with the issuance of these notes amounted to $25,281.
In addition to the Series 2026-1 Term Notes, the Issuer also issued Variable Funding Notes ("VFN") with a revolving commitment of up to $100,000 (expandable to $300,000 subject to conditions), and Liquidity Funding Notes with a single draw commitment of up to $45,000, designed to support working capital and liquidity needs within the ABS structure.
Proceeds from the issuance of the Series 2026-1 Term Notes were used to repay all outstanding Lightpath indebtedness existing prior to the refinancing, fund required reserve accounts, including a liquidity reserve account, pay transaction fees, expenses, and other costs associated with the ABS issuance and general corporate purposes.
The Series 2026‑1 Term Notes are secured by the fiber network assets and related customer agreements owned by Lightpath's asset‑owning securitized subsidiaries, which collectively serve as collateral for the securitization. The Notes are non‑recourse to Lightpath and its non‑securitized subsidiaries.
Interest on the Series 2026-1 Term Notes is fixed, payable monthly in arrears, beginning April 2026, and mature in March 2031. The securitization includes customary cash‑flow waterfalls, reserve accounts, financial covenants—including a senior debt service coverage ratio—and provisions for optional and mandatory prepayments.
Following this refinancing, Lightpath's revolving credit facility is no longer available, and borrowings will occur within the ABS structure through the VFN, subject to meeting required borrowing conditions. As of September 30, 2026, $6,288 of the available VFN facility was restricted for certain letters of credit issued on Lightpath's behalf.
Private Placement of Redeemable Preferred Units
On May 29, 2026, CSC Investments II LLC (which was subsequently renamed as Optimum CSC LLC ("Optimum CSC")), an indirect wholly owned subsidiary of Optimum Communications, sold to certain institutional accredited investors newly issued Series A Preferred Units of Optimum CSC (the “Preferred Units”) having an initial stated value of $300,000 for an aggregate purchase price of $300,000 (the “Private Placement Transaction”). See Note 9 of the accompanying consolidated financial statements for further details.
Private Exchange Transaction
On May 29, 2026, Optimum CSC entered into an exchange transaction (the “Private Exchange Transaction”) with Next Alt and its affiliate, Next Partner, L.P. (“Next Partner” and, together with Next Alt, the “Next Entities”), certain members of Optimum Communications' board of directors and executive management. In the Private Exchange Transaction, Optimum CSC issued additional Preferred Units having an initial stated value of $200,000 to Next Partner in exchange for 5,846,652 shares of Optimum Class A common stock, par value $0.01 per share (“Class A shares”) owned by Next Alt, and 74,153,348 shares of Optimum Class B common stock, par value $0.01 per share (“Class B shares”) owned by Next Alt, implying a price of $2.50 per common share, and Preferred Units having an aggregate initial stated value of $12,503 to such members of Optimum Communications' board of directors and executive management in exchange for 5.0 million Class A shares. Such exchanged common shares are held by Optimum CSC and were not canceled. See Note 9 of the accompanying consolidated financial statements for further details.
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
Cash Tender Offer
In July 2026, in accordance with the terms and conditions of a tender offer by Optimum CSC (the "Tender Offer") to purchase shares of Class A common stock of Optimum Communications from unaffiliated stockholders at a purchase price of $2.50 per share, Optimum CSC purchased 120,000,000 shares for an aggregate purchase price of $300,000, excluding fees and expenses related to the Tender Offer. See Note 1 of the accompanying consolidated financial statements for further details.
Fair Value of Debt
At September 30, 2026, the fair value of our fixed rate debt, comprised of our senior guaranteed, our senior notes, UnSub Group Credit Facility and secured fiber network revenue notes of $10,984,154 was lower than its carrying value of $21,659,900 by $10,675,746. The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities or in the case of our UnSub Group Credit Facility loan based on a discounted cash flow model. Our floating rate borrowings, comprised of our term loan and revolving credit facilities bear interest in reference to current SOFR-based market rates and thus their principal values approximate fair value. The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2026 would increase the estimated fair value of our fixed rate debt by $205,537 to $11,189,691. This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.
Interest Rate Risk
To manage interest rate risk, we have from time to time entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. Such contracts effectively fix the borrowing rates on floating rate debt to provide an economic hedge against the risk of rising rates and effectively convert fixed rate borrowings to variable rates to permit us to realize lower interest expense in a declining interest rate environment. We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. All such contracts are carried at their fair market values on our consolidated balance sheets, with changes in fair value reflected in the consolidated statements of operations. Our interest rate swap contracts are not designated as hedges for accounting purposes. In February 2026, we terminated all our interest rate swap agreements and received cash of $2,458. For the nine months ended September 30, 2026, we recorded a gain on interest rate swap contracts of $2,398.
As of September 30, 2026, we did not hold and have not issued derivative instruments for trading or speculative purposes.

Capital Expenditures
The following table presents our capital expenditures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer premise equipment	$93,109	$89,002	$273,006	$297,024
Network infrastructure	115,335	135,425	310,872	404,819
Support and other	49,185	42,842	137,161	194,809
Business Services	89,413	58,251	253,732	168,511
Capital expenditures (cash basis)	347,042	325,520	974,771	1,065,163
Right-of-use assets acquired in exchange for finance lease obligations	25,308	22,629	44,494	40,831
Notes payable issued to vendor for the purchase of equipment and other assets	—	—	2,511	—
Change in accrued and unpaid purchases and other	29,761	(19,774)	(7,921)	(59,209)
Capital expenditures (accrual basis)	$402,111	$328,375	$1,013,855	$1,046,785
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
Cash Flow Discussion
Optimum Communications
Operating Activities
Net cash provided by operating activities amounted to $477,599 for the nine months ended September 30, 2026 as compared to $746,896 for the nine months ended September 30, 2025.
The decrease in net cash provided by operating activities of $269,297 in 2026 as compared to 2025 resulted from a decrease in net income before depreciation and amortization and other non-cash items of $367,683, offset by an increase of $98,386 due to changes in working capital (including an increase in interest payments of $9,417, offset by a decrease in tax payments of $8,415) as a result of the timing of payments of liabilities, and collections of accounts receivable, among other items.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 was $967,393 compared to $1,010,693 for the nine months ended September 30, 2025. Our investing activities consisted primarily of capital expenditures of $974,771 and $1,065,163 for the nine months ended September 30, 2026 and 2025, respectively.
Financing Activities
Net cash provided by financing activities amounted to $528,362 for the nine months ended September 30, 2026, compared to $1,050,283 for the nine months ended September 30, 2025.
In 2026, our financing activities consisted of proceeds from long-term debt of $3,103,204 and proceeds from the issuance of redeemable preferred units (net of fees paid) of $289,197, offset by the repayment of debt of $2,552,567, additions to deferred financing costs of $138,130, tender offer payments (including related costs) of $140,702 and other cash payments of $32,640.
In 2025, our financing activities consisted primarily of proceeds from long-term debt of $1,835,000, partially offset by the repayment of debt of $577,619, principal payments on finance lease obligations of $98,347, additions to deferred financing costs of $65,937, distributions to noncontrolling interests of $26,452, and other cash payments of $16,362.
CSC Holdings
Operating Activities
Net cash provided by operating activities amounted to $472,338 for the nine months ended September 30, 2026 as compared to $750,819 for the nine months ended September 30, 2025.
The decrease in cash provided by operating activities of $278,481 in 2026 as compared to 2025 resulted from a decrease in net income before depreciation and amortization and other non-cash items of $363,661, offset by an increase of $85,180 due to changes in working capital (including an increase in interest payments of $9,049, offset by a decrease in tax payments of $8,415) as a result of the timing of payments of liabilities and collections of accounts receivable, among other items.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 was $967,393 compared to $1,010,693 for the nine months ended September 30, 2025. CSC Holdings' investing activities consisted primarily of capital expenditures of $974,771 and $1,065,163 for the nine months ended September 30, 2026 and 2025, respectively.
Financing Activities
Net cash provided by financing activities amounted to $529,712 for the nine months ended September 30, 2026, compared to $1,045,407 for the nine months ended September 30, 2025.
In 2026, CSC Holdings' financing activities consisted of proceeds from long-term debt of $3,103,204 and proceeds from issuance of redeemable preferred units of $289,197, offset by repayment of debt of $2,558,567, additions to deferred financing costs of $138,130, tender offer payments (including related costs) of $140,702 and other cash payments of $25,290.
In 2025, CSC Holdings' financing activities consisted primarily of proceeds from long-term debt of $1,835,000, partially offset by repayment of debt of $583,619, principal payments on finance lease obligations of $98,347, additions to deferred financing costs of $65,937, distributions to noncontrolling interests of $26,452, distributions to parent of $9,738 and other cash payments of $5,500.
Commitments and Contingencies
As of September 30, 2026, our commitments and contingencies not reflected on our balance sheet increased to approximately $5,300,000 as compared to approximately $4,100,000 as of December 31, 2025. This increase relates primarily to contract renewals, partially offset by payments made in 2026 pursuant to programming commitments and due to a decrease in the number of video customers as of September 30, 2026 as compared to December 31, 2025.
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
Item 4.    Controls and Procedures
(a)    Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026, because of the material weakness in internal control over financial reporting described below.

Notwithstanding the material weakness described below, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2026, in conformity with accounting principles generally accepted in the United States of America.
(b)    Material Weakness in Internal Control over Financial Reporting
Management previously identified a material weakness in our internal control over financial reporting related to the accounting for income taxes. We did not design and maintain effective controls at a sufficient level of precision to identify and evaluate the deferred tax consequences of a non-routine impairment charge involving indefinite-lived cable franchise rights. The material weakness resulted from an insufficient depth of specialized tax expertise, lack of a formal tax consultation policy, and ineffective controls to identify and evaluate the deferred tax consequences of a non-routine matter.
This material weakness resulted in the failure to recognize deferred tax benefits associated with impairment charges on indefinite-lived cable franchise rights and the restatement of certain of our previously issued consolidated financial statements as further described in the amendments to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026. Additionally, this material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
(c)    Changes in Internal Control
Other than the changes associated with the remediation activities described below, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(d)    Remediation Activities
Among other things, material weakness remediation activities to-date have included design and implementation of (i) a tax consultation policy and controls over the identification, evaluation and review of the income tax consequences of non-routine transactions; and (ii) controls to operate at a level of precision sufficient to identify, evaluate and review temporary differences.
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
As of the date of this report, we have significant near-term debt maturities, including approximately $4.1 billion principal amount of debt maturing in April 2027 and approximately $2.2 billion principal amount of debt maturing in July 2027. We do not currently have sufficient cash on hand, projected future cash flows from operations or committed financing, or other definitive arrangements, to pay these amounts at maturity. These conditions raise substantial doubt about our ability to continue as a going concern, as further discussed in Note 2 in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
In connection with the restatement of certain of our previously issued financial statements, management identified a material weakness in our internal control over financial reporting related to the accounting for income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls at a sufficient level of precision to identify and evaluate the deferred tax consequences of a non-routine impairment charge involving indefinite-lived cable franchise rights. The material weakness resulted from an insufficient depth of specialized tax expertise, lack of a formal tax consultation policy, and ineffective controls to identify and evaluate the deferred tax consequences of a non-routine matter.
See Item 4, "Controls and Procedures," in this Form 10-Q for additional information regarding the identified material weakness and our actions to date to remediate the material weakness.
If we do not effectively remediate the material weakness in a timely manner or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results.

If we cannot meet the NYSE continued listing requirements, the NYSE may delist our Class A common stock.
On August 13, 2026, we received a notice from the NYSE indicating that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A common stock was less than $1.00 per share over a consecutive 30 trading-day period. We have a six-month period following receipt of the notice to regain compliance with the minimum share price requirement. There can be no assurance that we will regain compliance with the minimum share price requirement within the applicable cure period or that we will continue to satisfy the NYSE’s other continued listing standards. If we are unable to regain compliance within the applicable cure period, the NYSE may initiate procedures to suspend and delist our Class A common stock. The delisting of our Class A common stock from the NYSE could impact the trading price, liquidity and volatility of our Class A common stock, affect our ability to obtain new financing or refinance our existing obligations or result in a loss of confidence by our customers, business partners, stockholders or employees, each of which could adversely affect our business, financial condition and results of operations.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(c)    Purchases of Equity Securities by the Issuer
Set forth below is information related to share transactions for the quarter ended September 30, 2026.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1- July 31	120,000,000	$2.50	120,000,000	$—
August 1- August 31	—	—	—	—
September 1 - September 30	—	—	—	—
Total	120,000,000	2.50	120,000,000	—

(1) Excludes transaction costs associated with the tender offer.
In July 2026, in accordance with the terms and conditions of a tender offer (the "Tender Offer") by Optimum CSC, to purchase for cash shares of Class A common stock of Optimum Communications from unaffiliated stockholders at a purchase price of $2.50 per share, Optimum CSC acquired 120,000,000 shares for an aggregate purchase price of $300,000, excluding fees and expenses.
Item 5.    Other Information
Cash Retention Awards
On November 5, 2026, following approval by the independent committees of the board of directors of Optimum Communications, Inc. (“Optimum”) and the board of managers of its subsidiary Optimum CSC LLC (“Optimum CSC”), holders of cash performance awards and deferred cash awards, including Dennis Mathew, Marc Sirota, Michael Parker and Michael E. Olsen, the named executive officers of Optimum, received the opportunity to forfeit their outstanding cash performance awards and deferred cash awards in connection with the receipt of a new cash-based retention award. The new retention award is intended to drive the organization’s workforce toward restructuring the capital of Optimum and its subsidiaries for the benefit of Optimum, Optimum CSC, and their affiliates and stakeholders. A portion of the new award that represents the previously outstanding awards (the “first tranche”) will vest 25% on the earlier of entry into a qualifying agreement or December 31, 2026, 25% on the earliest of the consummation of the transactions contemplated by qualifying agreement, an order confirming a plan of reorganization or February 28, 2027 and the remaining 50% on a change in control of Optimum whereby Patrick Drahi loses voting control (a “change in control”), in each case, subject to continued employment through the applicable vesting date. Mr. Mathew will vest in any unvested portion of the first tranche on an earlier termination without cause (as defined in his employment agreement), resignation for good reason (as defined in his employment agreement), death or disability (as defined in his employment agreement). Mr. Olsen will vest in any unvested portion of the first tranche when Mr. Olsen’s employment terminates as a result of his termination on December 31, 2027 in connection with his transition, retention and retirement agreement, or if he is terminated without cause (as defined in his transition agreement, retention and retirement agreement) or he resigns for good reason (as defined in his transition agreement, retention and retirement agreement). Messrs. Sirota and Parker will vest in one-third of any unvested portion of the first tranche in connection with a termination without cause (as defined in their applicable agreement) or resignation for good reason (as defined in their applicable agreement) and will vest in a pro-rata portion of the first tranche on their death or disability (as defined in their applicable agreement). The remaining portion of the new award (the “second tranche”) will vest 50% on the earlier of six months following a change in control or December 31, 2027, and the remaining 50% will vest on the earlier of one year following a change in control or June 30, 2028. Mr. Mathew will vest in any unvested portion of the second tranche on an earlier termination without cause, resignation for good reason, death or disability. Mr. Olsen will vest in any unvested portion of the second tranche if Mr. Olsen’s employment terminates as a result of his termination on December 31, 2027 in connection with his transition, retention and retirement agreement, or if he is terminated without cause or he resigns for good reason. Messrs. Sirota and Parker will vest in any unvested portion of the second tranche on a termination without cause or resignation for good reason, in each case, that occurs within two years following a change in control and will vest in a pro-rata portion of the second tranche on death or disability. For Messrs. Mathew, Sirota, Parker and Olsen, the first tranche replaces the value of their forfeited outstanding cash performance awards and deferred cash awards. The second tranche adds value above those forfeited awards and represents each of their 2026 long-term incentive awards. These 2026 awards are substantially reduced from the 2026 long-term incentive award that they would have ordinarily received. The additional value represented by the second tranche is (i) $2,500,000 for Mr. Mathew, (ii) $875,000 for Mr. Sirota, (iii) $750,000 for Mr. Olsen, and (iv) $562,500 for Mr. Parker.
The foregoing description of the cash retention awards summarizes the material terms of the cash retention awards and is qualified entirely by the full text of the cash retention award agreements, which will be filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2026.
Change in Control Severance Agreements
On November 5, 2026, following approval by the independent committees of the board of directors of Optimum and the board of managers of Optimum CSC, Optimum CSC entered into a change in control severance agreement with Marc Sirota. The change in control severance agreement provides that, upon a termination of employment without “cause” or resignation for “good reason,” in each case, on or within 24 months following a “change in control” (each as defined in the change in control severance agreement), Mr. Sirota will be entitled to a lump-sum cash payment equal to the greater of $5.125 million or the sum of his annual base salary, target annual bonus and target annual long-term incentive grant, in each case using the higher of the such amount in effect at termination or immediately prior to the change in control. In addition, Mr. Sirota would be eligible to receive twelve months of company-subsidized COBRA coverage, subject to timely election, any unpaid bonus for the preceding completed fiscal quarter and a prorated quarterly bonus for the quarter of termination based on actual performance. These benefits are conditioned on execution of an effective release of claims and compliance with applicable restrictive covenants, including a 12-month post-termination non-compete. The foregoing description of the change in control severance agreement summarizes the material terms of the change in control severance agreement and is qualified entirely by the full text of the change in control severance agreement, which will be filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2026.

Item 6.    Exhibits

EXHIBIT NO.	DESCRIPTION

31.1	Section 302 Certification of the CEO.
31.2	Section 302 Certification of the CFO.
32	Section 906 Certifications of the CEO and CFO.
101
The following financial statements from Optimum Communications' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 filed with the Securities and Exchange Commission on November 6, 2026 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Stockholders' Deficiency; (v) the Consolidated Statements of Cash Flows; and (vi) the Combined Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Optimum Communications, Inc.

Date:	November 6, 2026		/s/ Marc Sirota
		By:	Marc Sirota Chief Financial Officer